Form 10-K
period 2020-12-31
ALTRIA GROUP, INC.
filed 2021-02-26
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $73 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at February 15, 2021
Common Stock, $0.33 1/3 par value	1,858,689,654	shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 20, 2021, to be filed with the Securities and Exchange Commission on or about April 8, 2021, are incorporated by reference into Part III hereof.

Part I
Item 1. Business.
General Development of Business
When used in this Annual Report on Form 10-K (“Form 10-K”), the terms “Altria,” “we,” “us” and “our” refers to Altria Group, Inc. and its subsidiaries, unless the context requires otherwise.
Altria’s 10-Year Vision is to responsibly lead the transition of adult smokers to a non-combustible future (“Vision”). Altria is Moving Beyond Smoking, leading the way in moving adult smokers away from cigarettes by taking action to transition millions to potentially less harmful choices - believing it is a substantial opportunity for adult tobacco consumers, Altria’s businesses and society.
At December 31, 2020, Altria’s wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States (including super premium cigarettes previously manufactured and sold by Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”)); John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which through its wholly owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of moist smokeless tobacco products (“MST”), snus products and wine; and Philip Morris Capital Corporation (“PMCC”), which maintains a portfolio of finance assets, substantially all of which are leveraged leases. In addition, at December 31, 2020, Altria owned an 80% interest in Helix Innovations LLC (“Helix”), which is engaged in the manufacture and sale of oral nicotine pouches. Other Altria wholly owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria operating subsidiaries, and Altria Client Services LLC (“ALCS”), which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria and its subsidiaries.
In 2019, Helix acquired Burger Söhne Holding and its subsidiaries as well as certain affiliated companies (the “Burger Group”) that are engaged in the manufacture and sale of on! oral nicotine pouches. At closing, Altria owned an 80% interest in Helix, for which Altria paid $353 million in 2019.
In the first quarter of 2020, Altria renamed its smokeless products segment as the oral tobacco products segment. Altria’s reportable segments are smokeable products, oral tobacco products and wine. The financial services and the innovative tobacco products businesses are included in an all other category due to the continued reduction of the lease portfolio of PMCC and the relative financial contribution of Altria’s innovative tobacco products businesses to Altria’s consolidated results. For further information, see Note 15. Segment Reporting to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Form 10-K (“Item 8”).
At December 31, 2020, Altria’s investments in equity securities consisted of Anheuser-Busch InBev SA/NV (“ABI”), Cronos Group Inc. (“Cronos”) and JUUL Labs, Inc. (“JUUL”). Altria accounts for its investments in ABI and Cronos under the equity method of accounting using a one-quarter lag. Altria accounts for its equity investment in JUUL under the fair value option.
At December 31, 2020, Altria had a 10.0% ownership interest in ABI.
In December 2018, Altria made an investment in JUUL by purchasing shares of non-voting convertible common stock of JUUL representing a 35% ownership interest. JUUL is engaged in the manufacture and sale of e-vapor products in the U.S. and certain international markets. In November 2020, Altria exercised its rights to convert its non-voting shares to voting shares (“Share Conversion”). Altria does not currently intend to exercise its additional governance rights obtained upon Share Conversion, including the right to elect directors to JUUL’s board, or to vote its JUUL shares other than as a passive investor, pending the outcome of the U.S. Federal Trade Commission (“FTC”) administrative complaint. At December 31, 2020, Altria had a 35% ownership interest in JUUL.
In March 2019, Altria acquired a 45% ownership interest in Cronos, a global cannabinoid company headquartered in Toronto, Canada. At December 31, 2020, Altria had a 43.5% ownership interest in Cronos.
For further discussion of Altria’s investments in equity securities, see Note 6. Investments in Equity Securities to the consolidated financial statements in Item 8 (“Note 6”).
Description of Business
Portions of the information relating to this Item are included in Operating Results by Business Segment in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K (“Item 7”).
Tobacco Space
Altria’s tobacco operating companies include PM USA, USSTC and other subsidiaries of UST, Middleton and Helix. Altria Group Distribution Company provides sales and distribution services to Altria’s tobacco operating companies.
The products of Altria’s tobacco subsidiaries include (i) smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA (including super premium cigarettes previously manufactured and sold by Nat Sherman) and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; and (ii) oral tobacco products, consisting of MST and snus products manufactured and sold by USSTC and oral nicotine pouches manufactured and sold by Helix.
▪Cigarettes: PM USA is the largest cigarette company in the United States. Marlboro, the principal cigarette brand of PM USA, has been the largest-selling cigarette brand in the United States for over 45 years. Total smokeable products segment’s cigarettes shipment volume in the United States was 101.4 billion units in 2020, a decrease of 0.4% from 2019.
▪Cigars: Middleton is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Middleton contracts with a third-party importer to supply a majority of its cigars and sells substantially all of its cigars to customers in the United States. Black & Mild is the principal cigar brand of Middleton. Total smokeable products segment’s cigars shipment volume was approximately 1.8 billion units in 2020, an increase of 9.0% from 2019.
▪Oral tobacco products: USSTC is the leading producer and marketer of MST products. The oral tobacco products segment includes the premium brands, Copenhagen and Skoal, and value brands, Red Seal and Husky, sold by USSTC. In addition, the oral tobacco products segment includes on! oral nicotine pouches sold by Helix. Substantially all of the oral tobacco products are manufactured and sold to customers in the United States. Total oral tobacco products segment’s shipment volume was 819.6 million units in 2020, an increase of 1.2% from 2019, primarily driven by on!. The oral tobacco products category volume increased in 2020 driven primarily by growth in oral nicotine pouches.
▪Innovative tobacco products: In December 2013, Altria’s subsidiaries entered into a series of agreements with Philip Morris International Inc. (“PMI”), including an agreement that grants Altria an exclusive right to commercialize certain of PMI’s heated tobacco products in the United States, subject to the United States Food and Drug Administration’s (“FDA”) authorization of the applicable products. PMI submitted a pre-market tobacco product application (“PMTA”) and modified risk tobacco product application with the FDA for its electronically heated tobacco products, comprising the IQOS Tobacco Heating System. In April 2019, the FDA authorized the PMTA for the IQOS Tobacco Heating System and in July 2020, the FDA authorized the marketing of this system as a modified risk tobacco product with a reduced exposure claim. In December 2020, the FDA authorized the PMTA for a new generation of the IQOS Tobacco Heating System, IQOS 3. The modified risk tobacco product application for the original IQOS Tobacco Heating System does not apply to IQOS 3. Future generations of the IQOS Tobacco Heating System will require separate PMTA and modified risk tobacco production application authorization from the FDA.
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
USSTC purchases dark fire-cured, dark air-cured and burley leaf tobaccos from domestic tobacco growers under a contract growing program. Under the terms of this program, USSTC agrees to purchase the amount of tobacco specified in the grower contracts that meets USSTC’s grade and quality standard.
Middleton purchases burley, dark air-cured and flue-cured leaf tobaccos through leaf merchants. Middleton does not have a contract growing program.
Altria’s tobacco subsidiaries believe there is an adequate supply of tobacco in the world markets to satisfy their current and anticipated production requirements.
For further discussion of the foregoing matters, the tobacco business environment, trends in market demand and competitive conditions, and related risks, see Item 1A. Risk Factors of this Form 10-K (“Item 1A”) and Tobacco Space - Business Environment in Item 7.
Wine
Ste. Michelle is a producer and supplier of premium varietal and blended table wines and of sparkling wines. Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle and 14 Hands, and owns wineries in or distributes wines from several other domestic and foreign wine regions. Ste. Michelle’s total 2020 wine shipment volume of approximately 7.3 million cases decreased 12.0% from 2019.

Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag’s Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley, Patz & Hall in Sonoma and Erath in Oregon. In addition, Ste. Michelle imports and markets Antinori wine and Champagne Nicolas Feuillatte products in the United States.
▪Distribution, Competition and Raw Materials: Key elements of Ste. Michelle’s strategy are expanded domestic distribution of its wines, especially in certain retail channels categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers, and a focus on improving product mix to higher-priced, premium products.
Ste. Michelle uses grapes harvested from its own vineyards or purchased from independent growers, as well as bulk wine purchased from other sources. At the present time, Ste. Michelle believes there is a sufficient supply of grapes and bulk wine available in the market to satisfy its current and expected production requirements.
For further discussion of the foregoing matters, the wine business environment, trends in market demand and competitive conditions, and related risks, see Item 1A and Wine Segment - Business Environment in Item 7.
Financial Services Business
In 2003, PMCC ceased making new investments and began focusing exclusively on managing its portfolio of finance assets in order to maximize its operating results and cash flows from its existing lease portfolio activities and asset sales. Altria expects to complete the wind-down of this business by the end of 2022.
Other Matters
▪Customers: For a discussion of PM USA, USSTC, Helix and Middleton’s largest customers, including their percentages of Altria’s consolidated net revenues for the years ended December 31, 2020, 2019 and 2018, see Note 15. Segment Reporting to the consolidated financial statements in Item 8 (“Note 15”).
▪Executive Officers of Altria: The disclosure regarding executive officers is included in Item 10. Directors, Executive Officers and Corporate Governance - Information about Our Executive Officers as of February 15, 2021 of this Form 10-K.
▪Human Capital Resources: We believe our workforce is critical to achieving our Vision. Attracting, developing and retaining the best talent with the skills to make significant progress against our Vision is a key business priority. Moreover, we recognize the importance of doing business the right way. We believe culture influences employee actions and decision-making. This is why we dedicate resources to promoting a vibrant, inclusive workplace; attracting, developing and retaining talented, diverse employees; promoting a culture of compliance and integrity; creating a safe workplace; and rewarding and recognizing employees for both the results they deliver and, importantly, how they deliver them.
Oversight and Management
Our Human Resources department is responsible for managing employment-related matters, including recruiting and hiring, onboarding, compensation design and implementation, performance management, advancement and succession planning and professional and learning development. Our inclusion and diversity (“I&D”) programs are managed by our Corporate Citizenship department. Our Board of Directors (“Board of Directors” or “Board”) and two of our Board’s committees provide oversight of human capital matters. The Compensation and Talent Development Committee reviews initiatives and programs related to corporate culture and enterprise-wide talent development, including our I&D initiatives. The Nominating, Corporate Governance and Social Responsibility Committee reviews our social responsibility initiatives and goals, which include our efforts to work with diverse, high-quality suppliers and to address societal issues within our companies’ supply chains.
Inclusion and Diversity
We recognize the critical importance of I&D in pursuing our Vision and believe in the value of a workforce composed of a broad spectrum of backgrounds and cultures. In 2020, we established the following aspirational I&D aiming points to help guide our efforts over the next 10 years:
▪Be an inclusive place to work for all employees, regardless of level, demographic group or work function.
▪Have equal numbers of men and women among our vice president and director-level employees.
▪Increase our vice president and director-level employees who are Asian, Black, Hispanic or two or more races to at least 30%.
▪Increase our vice president and director-level employees who are LGBTQ+, a person with a disability or a veteran.
▪Have diverse functional leadership teams that reflect the organizations they lead.
We also believe in the importance of diverse suppliers throughout our companies’ supply chains, including minority, women, veteran and LGBTQ+-owned businesses.
Compensation and Benefits
Our compensation and benefits programs are designed to help us attract, retain and motivate strong talent. However, we recognize that the decreasing social acceptance of tobacco usage may impact our ability to attract and retain talent. We work to manage this risk by, among other things, targeting total compensation packages to be above peer companies for which we compete for talent. Depending on employee level, total compensation includes different elements – base salary, annual cash incentives, long-term equity and cash incentives and benefits. Our goal is to provide total compensation packages between the 50th and 75th percentiles of total compensation packages paid to employees in comparable positions at our peer companies upon attainment of business and individual goals.
We are committed to pay equity across our companies. Based on the most recent annual analysis we conducted in November 2020, for employees performing the same or similar duties, salaries of our female employees were 98.2% of those of our male employees, and salaries of our non-white employees were 98.5% of those of our white employees. After adjusting for factors generally considered to be legitimate differentiators of salary, such as performance and tenure, the percentages increased to 99.4% and 99.6%, respectively.
In addition to cash and equity compensation, we offer generous employee benefits such as significant company contributions to deferred profit sharing plans, consumer-driven health plan coverage, vacation and holiday pay, up to 12 weeks paid parental and family leave for birth, adoption and foster placement, and disability and life insurance. Our benefits also include wellness benefits and family creation assistance benefits, such as adoption assistance and coverage for fertility treatments. In response to the COVID-19 pandemic, for 2020 and 2021, we expanded dependent care coverage to include $5,000 employee reimbursement for remote learning and other dependent care costs. While there is some variability in employee benefits across our companies, the examples we provide are available to most employees.
We are also committed to investing in the educational development of our workforce through an unlimited tuition refund program for job-related courses or company-related degrees.
Attracting, Developing and Retaining Talent
Our salaried entry-level recruitment efforts focus on recruiting relationships with universities, internship opportunities and partnerships with organizations that support diverse students. We complement these recruiting efforts with hiring experienced employees with demonstrated leadership capabilities.
To help our employees succeed in their roles and develop in their careers, we emphasize ongoing training and leadership development opportunities. Building skills that drive innovation and aligning our employees to our Vision is important for our long-term success. The Human Resources department leads our learning and development efforts partnering with learning professionals embedded in functions throughout our operating and services companies. Employees have access to a wide variety of development programs, including new employee onboarding, classroom and self-guided training programs, technical training and our educational refund program for continuing education.
We regularly conduct anonymous employee engagement surveys to seek feedback on a variety of topics, including employee satisfaction, confidence in company leadership, corporate culture and culture of compliance. In addition, in 2020, we conducted employee surveys to gauge employee well-being in light of the COVID-19 pandemic and altered work environments, including working from home. Survey results, including comparisons to prior results, are shared with our employees and our Board and are used to modify or enhance our human capital management programs.
Workplace Safety
Our safety goal is for all employees to have an injury-free career. We regularly update our policies, procedures and equipment as new developments occur in safety and health standards and communicate safety messages and provide safety training as appropriate throughout our companies. Our most recent OSHA recordable injury rate of 1.9% from 2019 is lower than the benchmark for companies in the U.S. Beverage and Tobacco Product Manufacturing industry classification.
In response to the COVID-19 pandemic, we rapidly implemented safety measures to help protect our employees, including remote work for non-manufacturing salaried employees and, at our manufacturing locations, social distancing protocols, daily temperature checks and additional cleaning and sanitation practices.
Number of Employees and Labor Relations
At December 31, 2020, we employed approximately 7,100 people. Twenty-seven percent of those employees were hourly manufacturing employees and members of labor unions subject to collective bargaining agreements. We believe we engage and collaborate effectively with our hourly employees, as demonstrated by the positive working relationship between our companies and the unions. We also have long-term agreements that resolve any collective bargaining dispute through binding arbitration, which further demonstrates the trust-based relationship with the unions.
Supply Chain Human Capital Matters
In addition to supplier diversity efforts referenced above, we support efforts to address human capital concerns in the tobacco supply chain. For example, in our domestic tobacco supply chain, we use on-farm good agricultural practices assessments to assess growers’ compliance with practices related to labor management. Our tobacco companies also establish contract terms and conditions with tobacco growers addressing child and forced labor and conduct social compliance audits in high-risk tobacco growing regions.
More information about efforts discussed in this section can be found in our Corporate Responsibility Progress Report at www.altria.com/responsibility.

▪Intellectual Property: Trademarks are of material importance to Altria and its operating companies, and are protected by registration or otherwise. In addition, as of December 31, 2020, the portfolio of United States patents owned by Altria’s businesses, as a whole, was material to Altria and its tobacco businesses. However, no one patent or group of related patents was material to Altria’s business or its tobacco businesses as of December 31, 2020. Altria’s businesses also have proprietary trade secrets, technology, know-how, processes and other intellectual property rights that are protected by appropriate confidentiality measures. Certain trade secrets are material to Altria and its tobacco and wine businesses.
▪Government Regulations: Altria and its subsidiaries are subject to various federal, state and local laws and regulations. For discussion of laws and regulations impacting Altria’s tobacco operating companies, see Tobacco Space - Business Environment in Item 7. For discussion of laws and regulations impacting the wine segment, see Wine Segment - Business Environment in Item 7.
Altria and its subsidiaries (and former subsidiaries) are also subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States: The Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. Subsidiaries (and former subsidiaries) of Altria are involved in several matters subjecting them to potential costs of remediation and natural resource damages under Superfund or other laws and regulations. Altria’s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. As discussed in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in Item 8 (“Note 2”), Altria provides for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change. Other than those amounts, it is not possible to reasonably estimate the cost of any environmental remediation and compliance efforts that subsidiaries of Altria may undertake in the future. In the opinion of management, however, compliance with environmental laws and regulations, including the payment of any remediation costs or damages and the making of related expenditures, has not had, and is not expected to have, a material adverse effect on Altria’s consolidated results of operations, capital expenditures, financial position or cash flows.
Available Information
Altria is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).
Altria makes available free of charge on or through its website (www.altria.com) its Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after Altria electronically files such material with, or furnishes it to, the SEC. Investors can access Altria’s filings with the SEC by visiting www.altria.com/secfilings.
The information on the respective websites of Altria and its subsidiaries is not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any other filings Altria makes with the SEC.

Item 1A. Risk Factors.
The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Form 10-K. Any of the following risks could materially adversely affect our business, our results of operations, our cash flows, our financial position and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K.
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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in Altria’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in, or implied by, any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this Form 10-K particularly in the “Business Environment” sections preceding our discussion of the operating results of our subsidiaries’ businesses below in Item 7. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.
Risks Related to Litigation, Legislative or Regulatory Action
Unfavorable litigation outcomes could materially adversely affect the consolidated results of operations, cash flows or financial position of Altria or the businesses of one or more of its subsidiaries or investees.
Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria and its subsidiaries, including PM USA and USSTC, as well as their respective indemnitees, indemnitors and Altria’s investees. Various types of claims may be raised in these proceedings, including product liability, unfair trade practices, antitrust, tax, contraband-related claims, patent infringement, employment matters, claims for contribution and claims of competitors, shareholders and distributors. Legislative action, such as changes to tort law, also may expand the types of claims and remedies available to plaintiffs.
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
In certain litigation, Altria, its subsidiaries and its investees may face potentially significant non-monetary remedies that could have a material adverse effect on our businesses. For example, in the lawsuit brought by the United States Department of Justice discussed in Note 18, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of “corrective statements.” In the patent lawsuit pending before the United States International Trade Commission (“ITC”) discussed in Note 18, the plaintiffs seek a prohibition on the importation of the IQOS electronic device, HeatSticks and component parts into the United States. Additionally the on! transaction, discussed in Note 1. Background and Basis of Presentation to the consolidated financial statements in Item 8 (“Note 1”), had been the subject of an arbitration, which the parties agreed to settle for an immaterial amount to Altria in February 2021. An adverse outcome in the arbitration could have adversely affected Helix’s ability to compete effectively with oral nicotine pouches.
In 2019, we determined that our investment in JUUL was impaired in part due to the increase in the number and type of legal cases pending against JUUL. Altria and PM USA are also defendants in many of these cases. In addition, in April 2020 the FTC issued an administrative complaint against Altria and JUUL alleging that Altria’s 35% investment in JUUL and the associated agreements constitute unreasonable restraint on trade. E-vapor litigation and the FTC action, including the remedies the FTC is seeking, are further discussed in Note 18.
Altria and its subsidiaries have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty, and significant challenges remain.
It is possible that the consolidated results of operations, cash flows or financial position of Altria, or the businesses of one or more of its subsidiaries or investees, could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Altria and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria to do so. See Item 3. Legal Proceedings (“Item 3”), Note 18 and Exhibits 99.1 and 99.2 to this Form 10-K for a discussion of pending tobacco-related litigation.

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
More broadly, actions by the FDA and other federal, state or local governments or agencies, including those specific actions described in Tobacco Space - Business Environment in Item 7, may (i) impact the adult tobacco consumer acceptability of or access to tobacco products (for example, through nicotine or constituent limits or menthol or other flavor bans), (ii) limit adult tobacco consumer choices, (iii) delay or prevent the launch of new or modified tobacco products or products with claims of reduced risk, (iv) require the recall or other removal of tobacco products from the marketplace (for example as a result of (a) product contamination, (b) legislation and rulemaking that bans menthol or other flavors, (c) a determination by the FDA that one or more tobacco products do not satisfy the statutory requirements for substantial equivalence, (d) because the FDA requires that a currently marketed tobacco product proceed through the pre-market review process or (e) because the FDA does not authorize a PMTA or otherwise determines that removal is necessary for the protection of public health), (v) restrict communications to adult tobacco consumers, (vi) restrict the ability to differentiate tobacco products, (vii) create a competitive advantage or disadvantage for certain tobacco companies, (viii) impose additional manufacturing, labeling or packing requirements, (ix) interrupt manufacturing or otherwise significantly increase the cost of doing business or (x) restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments. Any one or more of these actions may have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting Altria’s investment in JUUL. See Tobacco Space - Business Environment in Item 7 for a more detailed discussion.
Tobacco products are subject to substantial taxation, which could have an adverse impact on sales of the tobacco products of Altria’s tobacco subsidiaries.
Tobacco products are subject to substantial excise taxes, and significant increases in tobacco product-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States at the federal, state and local levels. The frequency and magnitude of excise tax increases can be influenced by various factors, including federal and state budgets (which have been negatively impacted by the COVID-19 pandemic) and the composition of executive and legislative bodies. Tax increases are expected to continue to have an adverse impact on sales of the tobacco products of our tobacco subsidiaries through lower consumption levels and the potential shift in adult consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. Such shifts may also have an adverse impact on the reported share performance of tobacco products of Altria’s tobacco subsidiaries. For further discussion, see Tobacco Space - Business Environment - Excise Taxes in Item 7.
Unfavorable outcomes of any governmental investigations could materially affect the businesses of Altria and its subsidiaries or its investees.
From time to time, Altria, its subsidiaries and its investees are subject to federal and state governmental investigations on a range of matters. For further discussion of current pending investigations, see Tobacco Space - Business Environment - Other International, Federal, State and Local Regulation and Governmental and Private Activity in Item 7. We cannot predict the outcome of any such investigation, and it is possible that our business or the businesses of our investees could be materially adversely affected by an unfavorable outcome of any current or future investigation.
A challenge to our tax positions or an increase in the income tax rate could adversely affect our earnings or cash flow.
Tax laws and regulations, such as the 2017 Tax Cuts and Jobs Act (the “Tax Reform Act”), are complex and subject to varying interpretations. A successful challenge to one or more of Altria’s tax positions (which could give rise to additional liabilities, including interest and potential penalties) or an increase in the corporate income tax rate could adversely affect our earnings or cash flow.
International business operations subject Altria and its subsidiaries to various United States and foreign laws and regulations, and violations of such laws or regulations could result in reputational harm, legal challenges and/or significant costs.
While Altria and its subsidiaries are primarily engaged in business activities in the United States, they do engage (directly or indirectly) in certain international business activities that are subject to various United States and foreign laws and regulations, such as foreign privacy laws, the U.S. Foreign Corrupt Practices Act and other laws prohibiting bribery and corruption. Although we have a Code of Conduct and a compliance system designed to prevent and detect violations of applicable law, no system can provide assurance that it will always protect against improper actions by employees, investees or third parties. Violations of these laws, or allegations of such violations, could result in reputational harm, legal challenges and/or significant costs.

Risks Related to Our Businesses
Altria, its subsidiaries and its investees face various risks related to health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, which could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its subsidiaries and investees.
Altria’s, its subsidiaries’ and its investees’ business and financial results, consolidated results of operations, cash flows or financial position could be negatively impacted by health epidemics, pandemics and similar outbreaks. The spreading COVID-19 pandemic could have negative impacts, such as (i) a global or U.S. recession or other economic crisis, including a financial crisis, (ii) credit and capital markets volatility (and access to these markets, including by those in the distribution and supply chains), (iii) significant volatility in demand for our tobacco and wine subsidiaries’ and investees’ products, (iv) changes in adult consumer accessibility to those products, including due to government action, (v) changes in adult consumer behavior and preferences, including trading down to lower-priced products or cessation of product use due to public health actions or concerns and economic conditions (including those stemming from potential changes in government stimulus or reductions in unemployment payments or other benefits), and (vi) extended or multiple disruptions in our subsidiaries’ or investees’ manufacturing operations, or in their distribution and supply chains. In addition, our subsidiaries’ and investees’ operations may incur increased costs and otherwise be negatively affected if significant portions of their respective workforces (or the workforces within their respective distribution or supply chains) are unable to work or work effectively, including because of illness, unavailability of personal protective equipment, quarantines, government actions, facility closures or other restrictions.
The impact of the COVID-19 pandemic depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, increases in the number of cases in future periods, and actions taken to contain its spread and mitigate the public health effects. We cannot at this time predict the impact of the COVID-19 pandemic on our or our investees’ future financial or operational results, but the impact could be material over time. See the risks below related to extended disruptions at a facility, of a distributor or in service by a service provider and the risks related to our investment in ABI and the earnings from and carrying value of that investment. For further discussion on the impact of the COVID-19 pandemic on the tobacco and wine businesses, see Tobacco Space - Business Environment and Wine Segment - Business Environment in Item 7.
Our tobacco businesses face significant competition (including across categories) and their failure to compete effectively could have an adverse effect on the consolidated results of operations or cash flows of Altria, or the business of Altria’s tobacco subsidiaries.
Each of Altria’s tobacco subsidiaries operates in highly competitive tobacco categories. This competition also exists across categories as adult tobacco consumer preferences evolve. Significant methods of competition include product quality, taste, price, product innovation, marketing, packaging, distribution and promotional activities. This highly competitive environment could negatively impact the profitability, market share and shipment volume of our tobacco subsidiaries, which could have an adverse effect on the consolidated results of operations or cash flows of Altria. See Tobacco Space - Business Environment - Summary in Item 7 for additional discussion concerning evolving adult tobacco consumer preferences. Growth of the e-vapor product category and other innovative tobacco products, including oral nicotine pouches, has further contributed to reductions in cigarette consumption levels and cigarette industry sales volume and has adversely affected the growth rates of other tobacco products, including smokeless tobacco. In addition, growth of unregulated synthetic nicotine products, which may not be subject to the same regulatory restrictions (including marketing restrictions and FDA pre-marketing requirements) as the tobacco-derived oral nicotine products of Altria’s tobacco subsidiaries, could negatively impact the growth of our oral nicotine pouch products. Continued growth in these categories could have a material adverse impact on the business, results of operations, cash flows or financial position of Altria and its tobacco subsidiaries.
PM USA also faces competition from lower-priced brands sold by certain United States and foreign manufacturers that have cost advantages because they are not parties to settlements of certain tobacco litigation in the United States and, as such, are not required to make annual settlement payments as required by the parties to the settlements. These settlement payments are significant for PM USA, as described in Debt and Liquidity - Payments under State Settlement Agreements and FDA Regulation in Item 7. These settlements, among other factors, resulted in substantial cigarette price increases to help cover the cost of the settlement payments. Manufacturers not party to the settlements are subject to state escrow legislation requiring escrow deposits. Such manufacturers may avoid these escrow obligations by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers’ cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and imports of foreign lower-priced brands. USSTC faces significant competition in the smokeless tobacco category and has experienced consumer down-trading to lower-priced competitive brands.

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
▪develop, manufacture, market and distribute new and innovative products that appeal to adult consumers (including, where appropriate, through arrangements with, or investments in, third parties);
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
Altria’s tobacco subsidiaries and investees may be unsuccessful in developing and commercializing adjacent products or processes, including innovative tobacco products that may reduce the health risks associated with certain other tobacco products and that appeal to adult tobacco consumers, which may have an adverse effect on their ability to grow new revenue streams and/or put them at a competitive disadvantage.
Altria and its subsidiaries have growth strategies involving moves and potential moves into adjacent products or processes, including innovative tobacco products. Some innovative tobacco products may reduce the health risks associated with certain other tobacco products, while continuing to offer adult tobacco consumers (within and outside the United States) products that meet their taste expectations and evolving preferences. Examples include tobacco-containing and nicotine-containing products that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful, such as electronically heated tobacco products, oral nicotine pouches, and e-vapor products.
In addition to internal product development, these efforts include arrangements with, or investments in, third parties such as our arrangement with PMI to commercialize IQOS and related HeatStick products in the United States, which is governed by an exclusive license and distribution agreement. The initial 5-year term of this agreement expires in April 2024 and renews at our option for an additional 5-year period so long as we achieve certain performance objectives. The initial term performance objectives are based on achieving 0.5% dollar share of the cigarette category within a certain period of time in a certain number of geographic areas. In addition, to maintain our exclusive distribution rights as to PMI during the term of the agreement, we must achieve certain performance objectives within a specified time period by April 2022. The exclusive distribution rights performance objectives are based on achieving 0.5% dollar share of the cigarette category within a certain period of time in a single geographic area. While we believe Altria will meet the initial term and exclusive distribution rights performance objectives, it is possible that we may not meet them or that we may have a disagreement with PMI as to whether those objectives have been met. In either case, it could result in the loss of (i) our unilateral right to extend the agreement for the additional 5-year period, and therefore we would no longer be able to commercialize IQOS and related HeatStick products after April 2024, or (ii) our exclusive distribution rights as to PMI.
Additionally, our investment in JUUL subjects us to non-competition obligations restricting us from investing or engaging in the e-vapor business other than through JUUL, subject to certain exceptions.
Our tobacco subsidiaries and investees may not succeed in their efforts to develop and commercialize these adjacent products, which would have an adverse effect on the ability to grow new revenue streams.

Further, we cannot predict whether regulators, including the FDA, will permit the marketing or sale of any particular innovative products (including products with claims of reduced risk to adult consumers), the speed with which they may make such determinations or whether regulators will impose an unduly burdensome regulatory framework on such products. In addition, the FDA could, for a variety of reasons, determine that innovative products currently on the market but pending FDA review of the associated PMTA (such as on! oral nicotine pouches), or those that have previously received authorization, including with a claim of reduced exposure (such as IQOS), are not appropriate for the public health and the FDA could require such products be taken off the market. See Tobacco Space - Business Environment - FSPTCA and FDA Regulation in Item 7 for further discussion. We also cannot predict whether these products will appeal to adult tobacco consumers or whether adult tobacco consumers’ purchasing decisions would be affected by reduced-risk claims on such products if permitted. Adverse developments on any of these matters could negatively impact the commercial viability of such products.
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
Any significant change in prices, quality or availability of tobacco, other raw materials or component parts, including as a result of the COVID-19 pandemic, could adversely affect our tobacco subsidiaries’ and our investees’ profitability and business. The COVID-19 pandemic also may impact the availability of direct materials necessary for our tobacco subsidiaries and JUUL to remain compliant with FDA and other regulatory requirements for tobacco products. For further discussion, see Tobacco Space - Business Environment - Price, Availability and Quality of Tobacco, Other Raw Materials and Component Parts in Item 7.
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
Altria may be unable to attract and retain the best talent due to the impact of decreasing social acceptance of tobacco usage, tobacco control actions and other factors.
Our ability to implement our strategy of attracting and retaining the best talent may be impaired by the impact of decreasing social acceptance of tobacco usage and tobacco regulation and control actions. The tobacco industry competes for talent with the consumer products industry and other companies that may enjoy greater societal acceptance and fewer longer-term challenges. As a result, we may be unable to attract and retain the best talent.
Altria may be required to write down intangible assets, including goodwill, due to impairment, which could have a material adverse effect on our results of operations or financial position.
We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions (such as continued uncertainty of the COVID-19 pandemic), regulatory developments, changes in category growth rates as a result of changing adult consumer preferences, success of planned new product expansions, competitive activity and income and excise taxes. Certain events also can trigger an immediate review of intangible assets. If an impairment is determined to exist in either situation, we will incur impairment losses, which could have a material adverse effect on our results of operations or financial position. For further discussion, see Discussion and Analysis - Critical Accounting Policies and Estimates in Item 7.
Competition, changes in adult consumer preferences, unfavorable changes in grape supply and new governmental regulations or revisions to existing governmental regulations could adversely affect Ste. Michelle’s wine business.
Ste. Michelle’s business is impacted by evolving adult consumer preferences. Shifts away from the wine category to other alcohol categories or shifts to lower-priced wines have resulted, and could continue to result, in slowing growth in Ste. Michelle’s sales and increased inventory levels and have a material adverse effect on Ste. Michelle’s wine business. As discussed in Note 5. Asset Impairment, Exit and Implementation Costs to the consolidated financial statements in Item 8 (“Note 5”), during the year ended December 31, 2020, as a result of inventory levels significantly exceeding long-term forecasted demand, Ste. Michelle recorded pre-tax charges of $411 million in cost of sales, including a $292 million inventory write off, $100 million in estimated losses on future non-cancelable grape purchase commitments and $19 million in inventory disposal costs and other charges. Evolving adult consumer preferences, an economic downturn or recession or other factors could result in a further slowdown in the wine category and otherwise have a material adverse effect on Ste. Michelle’s wine business.
The adequacy of Ste. Michelle’s grape supply is influenced by consumer demand for wine in relation to industry-wide production levels as well as by weather and crop conditions, particularly in eastern Washington. Supply shortages or surpluses related to any one or more of these factors could impact production costs and wine prices, which ultimately may have a negative impact on Ste. Michelle’s sales. In addition, Ste. Michelle’s business is subject to significant competition, including from many large, well-established domestic and international companies. Federal, state and local governmental agencies also regulate the alcohol beverage industry through various means, including licensing requirements, pricing, labeling and advertising restrictions, and distribution and production policies. New regulations or revisions to existing regulations, resulting in further restrictions or taxes on the manufacture and sale of alcoholic beverages may have an adverse effect on Ste. Michelle’s wine business. For further discussion see Wine Segment - Business Environment in Item 7.
Risks Related to the Capital Markets and Financing
Acquisitions or other events may adversely affect Altria’s credit rating, and Altria may not achieve its anticipated strategic or financial objectives of a transaction.
From time to time, Altria considers acquisitions, investments or dispositions and may engage in confidential negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve our credit ratings over time, it is possible that completing a given acquisition, investment, disposition or the occurrence of other events could negatively impact our investment grade credit ratings or the outlook for those ratings as occurred following our investment in JUUL.

Any such change in ratings or outlook may negatively affect the amount of credit available to us and also may increase our costs and adversely affect our earnings or our dividend rate. Furthermore, acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to acquire attractive businesses on favorable terms or that we will realize any of the anticipated benefits from an acquisition or an investment. Additionally, there can be no assurance that we will be able to dispose of our businesses or investments on favorable terms, which may result in a loss in Altria’s consolidated statements of earnings (losses).
Disruption and uncertainty in the credit and capital markets could adversely affect Altria’s access to these markets, earnings and dividend rate.
Access to the credit and capital markets is important for us to satisfy our liquidity and financing needs. For example, we typically access the commercial paper market early in the second quarter to help fund payments under the Master Settlement Agreement, tax obligations and shareholder dividends. Disruption and uncertainty in these markets and any resulting adverse impact on credit availability, pricing, credit terms or credit rating may negatively affect the amount of credit available to us and may also increase our costs and adversely affect our earnings or our dividend rate.
Altria may be unable to attract investors due to the impact of decreasing social acceptance of tobacco usage.
There is increasing investor focus on environmental, social and governance (“ESG”) matters. Organizations that provide ESG information to investors have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Decreasing social acceptance of tobacco products or unfavorable ESG ratings may lead to increased negative investor sentiment toward Altria, which could result in shareholders choosing to divest their ownership in Altria stock or choosing not to invest in our stock and could have a negative impact on the market performance of our stock.
Risks Related to Our Investments
A challenge to our investment in JUUL, if successful, could result in a broad range of resolutions, including divestiture of the investment or rescission of the transaction.
A challenge to our investment in JUUL, if successful, could result in a broad range of resolutions such as divestiture of the investment or rescission of the transaction. In April 2020, the FTC issued an administrative complaint against Altria and JUUL alleging that Altria’s 35% investment in JUUL and the associated agreements constitute an unreasonable restraint of trade in violation of Section 1 of the Sherman Act and Section 5 of the FTC Act, and substantially lessened competition in violation of Section 7 of the Clayton Act. The FTC seeks a broad range of remedies, including divestiture of Altria’s investment in JUUL, rescission of the transaction and prohibition against any officer or director of either Altria or JUUL serving on the other’s board of directors or attending meetings. The administrative trial will take place before an FTC administrative law judge and is currently scheduled to begin June 2021. Any ruling by the FTC is subject to review by the FTC Commissioners and subsequently by a federal appellate court if appealed.
Also, various putative class action lawsuits have been filed against Altria (and in some cases, subsidiaries of Altria) and JUUL. The lawsuits cite the FTC administrative complaint referenced above and allege claims similar to those made by the FTC. Plaintiffs in these lawsuits are seeking various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid, divestiture of Altria’s investment in JUUL and rescission of the transaction.
A successful challenge by the FTC or the plaintiffs in the lawsuits to the investment would adversely affect us, including by eliminating, or substantially limiting, our rights with respect to our investment in JUUL. For further discussion see Note 18.
The expected benefits of the JUUL transaction may not materialize in the expected manner or timeframe or at all.
Regardless of whether antitrust clearance is obtained, the expected benefits of the JUUL transaction may not materialize in the expected manner or timeframe or at all, including due to the risks encountered by JUUL in its business, such as operational risks, competitive risks and regulatory and legislative risks at the international, federal, state and local levels, including actions by the FDA, and adverse publicity due to underage use of e-vapor products and other factors; unanticipated impacts on JUUL’s relationships with employees, customers, suppliers and other third parties; potential disruptions to JUUL’s management or current or future plans and operations; or domestic or international litigation developments, investigations, or otherwise. As discussed in Note 18, JUUL and Altria and/or its subsidiaries, including PM USA, are named as defendants in various individual and class action lawsuits. JUUL also is named in a significant number of additional individual and class action lawsuits to which neither Altria nor its subsidiaries is a party. See Tobacco Space - Business Environment in Item 7 for a discussion of certain FDA-related regulatory risks applicable to the e-vapor category, including the potential removal of certain e-vapor products from the market as a result of FDA enforcement action and the potential denial of new tobacco product applications for e-vapor products. Failure to realize the expected benefits of our JUUL investment could adversely affect the value of the investment.
As discussed in Investments in Equity Securities in Note 6, as part of the preparation of our financial statements for the quarters ended September 30, 2019, December 31, 2019 and September 30, 2020, we performed valuations of our investment in JUUL as a result of the existence of impairment indicators. As a result, we determined that our investment in JUUL was impaired and recorded total non-cash pre-tax impairment charges of $11.2 billion. Following Share Conversion in the fourth quarter of 2020, Altria elected to account for its equity method investment in JUUL under the fair value option. Under this option, Altria’s consolidated statements of earnings (losses) include any cash dividends received from its investment in JUUL and any changes in the fair value of its investment, which is calculated quarterly. While we believe the December 31, 2020 valuation of $1.7 billion is the appropriate current fair value of our investment, the risks identified in this paragraph, some of which are also further discussed in Discussion and Analysis - Investments in JUUL and Tobacco Space - Business Environment in Item 7 and in Note 18, are ongoing with respect to the current fair value. Quarterly fair value changes could create volatility in Altria’s consolidated financial position and earnings and, if the fair value of our investment in JUUL decreases, it could have a material adverse effect on Altria’s consolidated financial position or earnings.
Our investment in JUUL includes non-competition, standstill and transfer restrictions that prevent us from gaining control of JUUL. Furthermore, if we elect not to extend our non-competition obligations beyond December 20, 2024, we would lose certain of our governance, consent, preemptive and other rights with respect to our investment in JUUL.
The shares of JUUL we hold generally cannot be sold or otherwise transferred until December 20, 2024, subject to limited exceptions. We also generally agreed not to compete with JUUL in the e-vapor category until at least December 20, 2024, which may be extended at our election. If, however, JUUL is prohibited by federal law from selling e-vapor products in the U.S. for at least one year or if Altria’s carrying value of the JUUL investment is not more than 10% of its initial carrying value of $12.8 billion, we may elect to compete with JUUL in the e-vapor category prior to December 20, 2024. In addition, in the event we elect to exercise our board designation rights at JUUL, JUUL’s board of directors will include nine members, three of whom will be designated by Altria, including one independent designee. JUUL’s strategy and its material decisions are not and will not be controlled by us, and the terms of our agreements with JUUL mean that we are required to bear the risks associated with our investment in JUUL and are restricted from competing with JUUL until at least December 20, 2024, subject to the exceptions mentioned above. Further, if we elect not to extend our non-competition obligations beyond that date or to terminate such obligations in the circumstances described above, we would lose some or all of our board designation rights, preemptive rights, consent rights and other rights with respect to our investment in JUUL. Loss of these rights could adversely affect us by impairing our ability to influence JUUL.
Altria’s reported earnings from and carrying value of its equity investment in ABI and the dividends paid by ABI on shares owned by Altria may be adversely affected by various factors, including foreign currency exchange rates and ABI’s business results, including as a result of the COVID-19 pandemic, and stock price. In addition, if the carrying value of our investment in ABI exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired, which would result in impairment losses.
For purposes of financial reporting, the earnings from and carrying value of our equity investment in ABI are translated into U.S. dollars (“USD”) from various local currencies. In addition, ABI pays dividends in euros, which we convert into USD. During times of a strengthening USD against these currencies, our reported earnings from and carrying value of our equity investment in ABI will be reduced because these currencies will translate into fewer USD and the dividends that we receive from ABI will convert into fewer USD. Dividends and earnings from and carrying value of our equity investment in ABI are also subject to the risks encountered by ABI in its business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate, including the impact of the COVID-19 pandemic. For example, in 2020, as a result of the uncertainty, volatility and impact of the COVID-19 pandemic on ABI’s business, ABI reduced by 50% its final 2019 dividend paid in the second quarter of 2020 and did not pay its interim 2020 dividend that would have been paid in the fourth quarter of 2020, which resulted in a reduction of cash dividends Altria received from ABI.
In addition, since October 2019, the carrying value of our investment in ABI has exceeded the fair value of our equity investment in ABI. We concluded at December 31, 2020, that the decline in fair value of our investment in ABI below its carrying value continues to be temporary. If, however, the carrying value of our investment in ABI exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired, which would result in impairment losses and could have a material adverse effect on Altria’s consolidated financial position or earnings. We cannot provide any assurance that ABI will successfully execute its business plans and strategies. Earnings from and carrying value of our equity investment in ABI are also subject to fluctuations in ABI’s stock price. See Note 6 for further discussion.
We received a substantial portion of our consideration from the October 2016 SABMiller plc (“SABMiller”)/ABI business combination (“ABI Transaction”) in the form of restricted shares subject to a five-year lock-up. Furthermore, if our percentage ownership in ABI were to decrease below certain levels, we may be subject to additional tax liabilities, incur a reduction in the number of directors that we can have appointed to the ABI Board of Directors and be unable to account for our investment under the equity method of accounting.
Upon completion of the ABI Transaction, we received a substantial portion of our consideration in the form of restricted shares that cannot be sold or transferred for a period of five years following the ABI Transaction, subject to limited exceptions. These transfer restrictions will require us to bear the risks associated with our investment in ABI for a five-year period that expires on October 10, 2021. Further, in the event that our ownership percentage in ABI were to decrease below certain levels, (i) we may be subject to additional tax liabilities, (ii) the number of directors that we have the right to have appointed to the ABI board of directors could be reduced from two to one or zero and (iii) we may be unable to continue to account for our investment in ABI under the equity method of accounting.
Tax authorities may challenge the tax treatment of the consideration Altria received in the ABI Transaction and the tax treatment of the ABI investment may not be as favorable as Altria anticipates.
While we expect the tax treatment of the consideration that we received from the ABI Transaction to be respected, the statute of limitations for the tax year in which the transaction occurred has not expired. Therefore, we cannot provide any assurance that federal and state tax authorities will not challenge the expected tax treatment and, if they do, what the outcome of any such challenge will be. In addition, there is a risk that the tax treatment of our investment in ABI may not be as favorable as we anticipate.
The expected benefits of the Cronos transaction may not materialize in the expected manner or timeframe or at all.
In March 2019, we acquired common shares representing a 45% equity interest in Cronos, a warrant to acquire common shares representing an additional 10% equity interest in Cronos and anti-dilution protections to purchase Cronos shares to maintain our ownership percentage. There can be no assurance that we will realize the expected benefits of the Cronos transaction, including due to the risks encountered by Cronos in its business, such as operational risks and legal and regulatory risks; unanticipated impacts on Cronos’s relationships with third parties, its management, or its current or future plans and operations due to the Cronos transaction or other factors; or domestic or international litigation developments, tax disputes, investigations, or otherwise; or that Cronos will successfully execute its business plans and strategies. Further, a failure by Cronos or Altria to comply with applicable laws, including cannabis laws, could result in criminal, civil or tax liability for Altria. If the carrying value of our investment in Cronos exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired, which would result in impairment losses and could have a material adverse effect on Altria’s consolidated financial position or earnings.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
At December 31, 2020, ALCS owned one property in Richmond, Virginia that serves as the headquarters facilities for Altria, PM USA, USSTC, Middleton, Helix and certain other subsidiaries.
At December 31, 2020, PM USA owned and operated a manufacturing facility located in Richmond, Virginia that PM USA uses in the manufacturing of cigarettes (smokeable products segment). PM USA leases portions of this facility to other Altria subsidiaries for use in the manufacturing of cigars (smokeable products segment) and MST, snus and oral nicotine pouch products (oral tobacco products segment). In addition, PM USA owned a research and technology center in Richmond, Virginia that is leased to ALCS.
At December 31, 2020, the oral tobacco products segment had various manufacturing and processing facilities, the most significant of which are located in Nashville, Tennessee.
At December 31, 2020, the wine segment owned and operated various wine-making facilities in Washington, California and Oregon.
The plants and properties owned or leased and operated by Altria and its subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs.

Item 3. Legal Proceedings.
The information required by this Item is included in Note 18 and Exhibits 99.1 and 99.2 to this Form 10-K. Altria’s consolidated financial statements and accompanying notes for the year ended December 31, 2020 were filed on Form 8-K on January 28, 2021 (such consolidated financial statements and accompanying notes are also included in Item 8). The following summarizes certain developments in Altria’s litigation since the filing of the Form 8-K.
Recent Developments
▪Engle Progeny Trial Results
In Berger (Cote), as a result of the Eleventh Circuit Court of Appeals’ decision affirming the punitive damages award, PM USA recorded a pre-tax provision of $21 million, including interest, for such award in the first quarter of 2021. PM USA previously recorded a pre-tax provision of approximately $6 million, including interest, for the compensatory damages award. PM USA paid these amounts, plus fees in the amount of $1.5 million, in February 2021.
In Santoro, as a result of the Florida Supreme Court’s denial of PM USA’s appeal of the punitive damages award, PM USA recorded a pre-tax provision of $0.1 million, including interest, for such award in the first quarter of 2021. PM USA previously recorded a pre-tax provision of approximately $0.8 million, including interest, for the compensatory damages award. In January 2021, PM USA paid the recorded amounts, plus fees and additional interest.
In Sommers, as a result of the Florida Third District Court of Appeals’ non-appealable decision affirming an award of attorneys’ fees, costs and interest, PM USA recorded a pre-tax provision of approximately $3 million, including interest, for such award in the first quarter of 2021.
▪Non-Engle Progeny Trial Results
In Greene, a case with a trial court judgment against PM USA for $30 million, in February 2021, the trial court awarded plaintiff attorneys’ fees and costs in the amount of approximately $2.3 million. In February 2021, PM USA served its post-trial motions, including to reverse the judgment or for a new trial.
In February 2021, the Massachusetts Supreme Judicial Court asserted jurisdiction over the appeal in Laramie.
▪Health Care Cost Recovery Litigation
NPM Adjustment Disputes: In connection with a proceeding pursuant to the New York settlement where an independent investigator was to determine the amounts due to the participating manufacturers from New York for 2019 and 2020, the investigator issued its determination in February 2021. Pursuant to that determination, PM USA expects to receive approximately $56 million in April 2021 and approximately the same amount in April 2022.
▪IQOS Litigation
In the lawsuit filed by RAI Strategic Holdings, Inc. and R.J. Reynolds Vapor Co. claiming patent infringement based on the sale of the IQOS electronic device and HeatSticks in the United States, the defendants filed counterclaims alleging that plaintiffs’ e-vapor products infringe patents owned by one or more defendants. In December 2020, the court stayed the case due to the COVID-19 pandemic. In February 2021, the court lifted the stay with respect to defendants’ counterclaims.
▪Antitrust Litigation
The FTC has postponed the administrative trial against Altria and JUUL, originally scheduled to begin in April 2021, until June 2021.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Performance Graph
The graph below compares the cumulative total shareholder return of Altria’s common stock for the last five years with the cumulative total return for the same period of the S&P 500 Index and the S&P Food, Beverage and Tobacco Industry Group Total Return Index. The graph assumes the investment of $100 in common stock and each of the indices as of the market close on December 31, 2015 and the reinvestment of all dividends on a quarterly basis.

Comparison of Five-Year Cumulative Total Shareholder Return
Altria
S&P Food, Beverage & Tobacco
S&P 500
250
200
150
100
50
Altria/Index Value
2015
2016
2017
2018
2019
2020
Year Ending

Date	Altria	S&P Food, Beverage & Tobacco	S&P 500
December 2015	$100.00	$100.00	$100.00
December 2016	$120.46	$108.76	$111.95
December 2017	$131.84	$122.19	$136.38
December 2018	$96.13	$103.96	$130.39
December 2019	$103.78	$129.88	$171.44
December 2020	$93.00	$137.10	$202.98
Source: Bloomberg - “Total Return Analysis” calculated on a daily basis and assumes reinvestment of dividends as of the ex-dividend date.
Market and Dividend Information
The principal stock exchange on which Altria’s common stock (par value $0.33 1/3 per share) is listed is the New York Stock Exchange under the trading symbol “MO”. At February 15, 2021, there were approximately 54,000 holders of record of Altria’s common stock.
Altria has a history of paying cash dividends and expects to continue to do so with a long-term objective of a dividend payout ratio target of approximately 80% of its adjusted diluted earnings per share. Future dividend payments remain subject to the discretion of the Board of Directors.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2020
In July 2019, the Board of Directors authorized a $1.0 billion share repurchase program. In April 2020, the Board rescinded the $500 million remaining in this program as part of Altria’s efforts to enhance its liquidity position in response to the COVID-19 pandemic. There were no share repurchases made in 2020 under a publicly announced program. In January 2021, the Board authorized a new $2.0 billion share repurchase program, which Altria expects to complete by June 30, 2022. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board.
Altria’s share repurchase activity for each of the three months in the period ended December 31, 2020, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1- October 31, 2020	836	$37.17	—	$—
November 1- November 30, 2020	—	$—	—	$—
December 1- December 31, 2020	24	$43.00	—	$—
For the Quarter Ended December 31, 2020	860	$37.33	—
(1) The total number of shares purchased represents shares withheld by Altria in an amount equal to the statutory withholding taxes for vested stock-based awards previously granted to eligible employees.
Item 6. Selected Financial Data.
Item 6 has been omitted because it is no longer required as a result of recent amendments to Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the other sections of this Form 10-K, including the consolidated financial statements and related notes contained in Item 8, and the discussion of risk factors that may affect future results in Item 1A.
Description of the Company
For a description of Altria, see Item 1. Business, and Background in Note 1.

Executive Summary
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, Altria refers to the following “adjusted” financial measures: adjusted operating companies income (loss) (“OCI”); adjusted OCI margins; adjusted net earnings attributable to Altria; adjusted diluted earnings (losses) per share (“EPS”) attributable to Altria; and adjusted effective tax rates. These adjusted financial measures are not required by, or calculated in accordance with, United States generally accepted accounting principles (“GAAP”) and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Except as noted in 2021 Forecasted Results section below, when Altria provides a non-GAAP measure in this Form 10-K, it also provides a reconciliation of that non-GAAP financial measure to the most directly comparable GAAP financial measure. For a further description of these non-GAAP financial measures, see the Non-GAAP Financial Measures section below.
COVID-19 Pandemic
The COVID-19 pandemic has led to adverse impacts on the U.S. and global economies and continues to create economic uncertainty. Although much uncertainty still surrounds the pandemic, including its duration and ultimate overall impact on U.S. and global economies, its subsidiaries’ operations and those of Altria’s investees, Altria continues to monitor the macroeconomic risks of the COVID-19 pandemic and continues to carefully evaluate potential outcomes and work to mitigate risks. Specifically, Altria remains focused on any potential impact to its liquidity, operations, supply and distribution chains and on economic conditions.
In terms of Altria’s liquidity, despite some volatility in the commercial paper market in March 2020, Altria was able to build and maintain a higher cash balance than normal to preserve its financial flexibility. As a precautionary measure, in March 2020, Altria borrowed the full $3.0 billion available under its senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”), which Altria subsequently repaid in full in June 2020. In May 2020, Altria issued $2.0 billion of long-term debt in the form of senior unsecured notes. In April 2020, the Board of Directors rescinded the $500 million remaining in the previously authorized $1.0 billion share repurchase program. Altria did not repurchase any shares under its share repurchase program in 2020.
As with so many other companies throughout the U.S. and globally, Altria’s operations have been affected by the COVID-19 pandemic. Altria has implemented remote working for many employees and aligned with the social distancing protocols recommended by public health authorities. To date, Altria believes its tobacco businesses have not experienced any material adverse effects associated with governmental actions to restrict consumer movement or business operations, but continues to monitor these factors. Altria continues to believe that remote working due to the COVID-19 pandemic has had minimal impact on productivity. Also, Altria’s critical information technology systems have remained operational. Although Altria’s tobacco businesses previously suspended operations temporarily at several of their manufacturing facilities in March 2020, the businesses resumed operations at those facilities under enhanced safety protocols in April 2020 and all manufacturing facilities are currently operational under enhanced safety protocols. Altria continues to monitor the risks associated with facility disruptions and workforce availability as a result of uncertainty related to the COVID-19 pandemic.
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
In March 2020, PM USA temporarily closed its Atlanta and Richmond IQOS stores and paused its IQOS interactive marketing efforts. In June 2020, PM USA re-opened its Atlanta and Richmond IQOS stores, and in July 2020, PM USA launched IQOS in Charlotte, with all stores operating under enhanced safety protocols.
In 2020, Altria incurred net pre-tax charges of $50 million, which were directly related to disruptions caused by or efforts to mitigate the impact of the COVID-19 pandemic. These costs, which were recorded in the second quarter and excluded from Altria’s adjusted results, included premium pay, personal protective equipment and health screenings, partially offset by certain employment tax credits. These net pre-tax charges do not include the inventory-related implementation costs associated with the wine business strategic reset.
Although Altria’s tobacco businesses have not been materially impacted to date by the COVID-19 pandemic, there is continued uncertainty as to how the COVID-19 pandemic may impact adult tobacco consumers in the future. Altria continues to monitor the macroeconomic risks of the COVID-19 pandemic and their effect on adult tobacco consumers, including stay-at-home practices and disposable income (which may be impacted by unemployment rates and fiscal stimulus). Altria also continues to monitor adult tobacco consumers’ purchasing behaviors, including overall tobacco product expenditures, mix between premium and discount brand purchases and adoption of non-combustible products.
While Altria’s tobacco businesses have not been materially impacted to date by the COVID-19 pandemic, Altria has experienced adverse impacts to its alcohol assets. In the wine business, Ste. Michelle’s direct-to-consumer sales and on-premise wine sales in restaurants, bars and hospitality venues and on cruise lines have been, and continue to be, negatively impacted by disruptions arising from the COVID-19 pandemic, which also may have an impact on adult wine consumers going forward. In 2020, against a backdrop of product volume demand uncertainty and long-term, non-cancelable grape purchase commitments, which have been further negatively impacted by the COVID-19 pandemic (including economic uncertainty and government actions that restrict direct-to-consumer sales and on-premise sales), Ste. Michelle recorded pre-tax charges of $411 million consisting primarily of (i) the write-off of inventory and (ii) estimated losses on future non-cancelable grape purchase commitments. Altria and Ste. Michelle also undertook a review of the wine business resulting in a strategic reset. Ste. Michelle continues to monitor the impact of the COVID-19 pandemic associated risks to its business, results of operations, cash flows and financial position.
ABI has also been impacted by the COVID-19 pandemic, including (i) a 50% reduction to its final 2019 dividend paid in the second quarter of 2020 and a decision to forgo its interim 2020 dividend that would have been paid in the fourth quarter of 2020; (ii) the withdrawal of its guidance for 2020 due to the uncertainty, volatility and impact of the COVID-19 pandemic; and (iii) a goodwill impairment charge related to its Africa businesses in 2020. In addition, the extreme market disruption and volatility associated with the COVID-19 pandemic resulted in a steep decline in ABI’s stock price in the first half of 2020. Although there was a gradual recovery in ABI’s stock price in the second half of 2020, the fair value of Altria’s investment in ABI is below the carrying value. While Altria believes that this decline is temporary, it will continue to monitor its investment in ABI, including the impact of the COVID-19 pandemic on ABI’s business and market valuation.
Altria considered the impact of the COVID-19 pandemic on the business of JUUL, including its sales, distribution, operations, supply chain and liquidity, in conducting its periodic impairment assessment and quantitative valuations. While the impact of the COVID-19 pandemic was considered in our quantitative valuations during the year ended December 31, 2020, Altria does not believe the COVID-19 pandemic was a primary driver of the non-cash pre-tax impairment charge of $2.6 billion recorded during the three months ended September 30, 2020 or the $100 million increase in fair value during the three months ended December 31, 2020. Altria will continue to monitor the impact of the COVID-19 pandemic on JUUL’s business in our quarterly valuations of JUUL.
Altria has considered the impact of the COVID-19 pandemic on the business of Cronos, including its sales, distribution, operations, supply chain and liquidity. Cronos has been and continues to be impacted by the COVID-19 pandemic, due in part to government action requiring closures or limited occupancy of retail stores in the United States. During the second quarter of 2020, Cronos recorded an impairment charge on goodwill and intangible assets as a result of the impact of the COVID-19 pandemic (which Altria recorded in the third quarter of 2020 due to its one-quarter lag in reporting Cronos’s results). Altria will continue to monitor its investment in Cronos, including the impact of the COVID-19 pandemic on Cronos’s business and market valuation.

Consolidated Results of Operations
The changes in net earnings (losses) and diluted EPS attributable to Altria for the year ended December 31, 2020, from the year ended December 31, 2019, were due primarily to the following:

(in millions, except per share data)	Net Earnings (Losses)	Diluted EPS
For the year ended December 31, 2019	$(1,293)	$(0.70)
2019 Asset impairment, exit, implementation and acquisition-related costs	269	0.15
2019 Tobacco and health litigation items	58	0.03
2019 Impairment of JUUL equity securities	8,600	4.60
2019 ABI-related special items (1)	(303)	(0.16)
2019 Cronos-related special items	640	0.34
2019 Tax items	(99)	(0.05)
Subtotal 2019 special items	9,165	4.91
2020 NPM Adjustment Items	(3)	—
2020 Asset impairment, exit, implementation and acquisition-related costs	(342)	(0.18)
2020 Tobacco and health litigation items	(62)	(0.03)
2020 Impairment of JUUL equity securities	(2,600)	(1.40)
2020 JUUL changes in fair value	100	0.05
2020 ABI-related special items	(603)	(0.32)
2020 Cronos-related special items	(53)	(0.03)
2020 COVID-19 special items	(37)	(0.02)
2020 Tax items	(50)	(0.03)
Subtotal 2020 special items	(3,650)	(1.96)
Fewer shares outstanding	—	0.02
Change in tax rate	(108)	(0.06)
Operations	353	0.19
For the year ended December 31, 2020	$4,467	$2.40

2020 Reported Net Earnings (Losses)	$4,467	$2.40
2019 Reported Net Earnings (Losses)	$(1,293)	$(0.70)
% Change	100%+	100%+

2020 Adjusted Net Earnings and Adjusted Diluted EPS	$8,117	$4.36
2019 Adjusted Net Earnings and Adjusted Diluted EPS (1)	$7,872	$4.21
% Change	3.1%	3.6%
(1) Prior period amounts have been recast to conform with current period presentation for certain ABI mark-to-market adjustments that were not previously identified as special items and that are now excluded from Altria’s adjusted financial measures. For further discussion, see below.

For a discussion of special items and other business drivers affecting the comparability of statements of earnings (losses) amounts and reconciliations of adjusted earnings attributable to Altria and adjusted diluted EPS attributable to Altria, see the Consolidated Operating Results section below.
▪Fewer Shares Outstanding: Fewer shares outstanding during 2020 compared with 2019 were due primarily to the timing of shares repurchased by Altria in 2019 under its share repurchase program.
▪Change in Tax Rate: The change in tax rate (which excludes the impact of tax items shown above) was driven primarily by lower dividends from ABI.

▪Operations: The increase of $353 million in operations (which excludes the impact of special items shown above) was due primarily to the following:
▪higher income from the smokeable products and oral tobacco products segments;
partially offset by:
▪lower income from Altria’s equity investments in ABI and Cronos;
▪higher losses in the all other category (primarily driven by reductions in the estimated residual values of certain assets at PMCC in 2020);
▪higher amortization expense;
▪higher interest and other debt expense, net; and
▪lower income from the wine segment.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.
2021 Forecasted Results
Altria forecasts its 2021 full-year adjusted diluted EPS to be in a range of $4.49 to $4.62, representing a growth rate of 3% to 6% over its 2020 full-year adjusted diluted EPS base of $4.36, as shown in the table below. While the 2021 full-year adjusted diluted EPS guidance accounts for a range of scenarios, the external environment remains dynamic. Altria will continue to monitor conditions related to (i) unemployment rates, (ii) fiscal stimulus, (iii) adult tobacco consumer dynamics, including stay-at-home practices, disposable income, purchasing patterns and adoption of non-combustible products, (iv) regulatory and legislative (including excise tax) developments, (v) the timing and breadth of COVID-19 vaccine deployment and (vi) expectations for adjusted earnings contributions from its alcohol assets.
Altria’s 2021 full-year adjusted diluted EPS guidance range includes planned investments in support of its Vision, such as (i) marketplace investments to expand the availability and awareness of Altria’s non-combustible products, (ii) costs associated with building an industry-leading consumer engagement platform that enhances data collection and insights in support of adult tobacco consumer conversion to non-combustible products and (iii) increased non-combustible product research and development expense. Altria expects 2021 adjusted diluted EPS growth to come in the last three quarters of the year, primarily due to prior year comparisons, including one fewer shipping day for the smokeable products segment in the first quarter.
This forecasted growth rate excludes estimated per share charges in the first quarter of 2021 of $0.27 for loss on early extinguishment of debt for the February 2021 Tender Offers and Redemption. For further discussion, see Financial Review - Debt and Liquidity - Debt below.
Altria expects its 2021 full-year adjusted effective tax rate will be in a range of 24.5% to 25.5%.

Reconciliation of 2020 Reported Diluted EPS to 2020 Adjusted Diluted EPS
2020 Reported diluted EPS	$2.40
Asset impairment, exit, implementation and acquisition-related costs	0.18
Tobacco and health litigation items	0.03
Impairment of JUUL equity securities	1.40
JUUL changes in fair value	(0.05)
ABI-related special items	0.32
Cronos-related special items	0.03
COVID-19 special items	0.02
Tax items	0.03
2020 Adjusted diluted EPS	$4.36
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

Non-GAAP Financial Measures
While Altria reports its financial results in accordance with GAAP, its management also reviews certain financial results, including OCI, OCI margins, net earnings (losses) attributable to Altria and diluted EPS, on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, asset impairment charges, acquisition-related costs, COVID-19 special items, equity investment-related special items (including any changes in fair value of the equity investment and any related warrants and preemptive rights), certain tax items, charges associated with tobacco and health litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items”). Altria’s management does not view any of these special items to be part of Altria’s underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results. Altria’s management also reviews income tax rates on an adjusted basis. Altria’s adjusted effective tax rate may exclude certain tax items from its reported effective tax rate.
Altria’s management believes that adjusted financial measures provide useful additional insight into underlying business trends and results, and provide a more meaningful comparison of year-over-year results. Adjusted financial measures are used by management and regularly provided to Altria’s chief operating decision maker (“CODM”) for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. These adjusted financial measures are not required by, or calculated in accordance with GAAP and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP.
Discussion and Analysis
Critical Accounting Policies and Estimates
Note 2 includes a summary of the significant accounting policies and methods used in the preparation of Altria’s consolidated financial statements. In most instances, Altria must use an accounting policy or method because it is the only policy or method permitted under GAAP.
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
The following is a review of the more significant assumptions and estimates, as well as the accounting policies and methods, used in the preparation of Altria’s consolidated financial statements:
▪Consolidation: The consolidated financial statements include Altria, as well as its wholly owned and majority-owned subsidiaries. Investments in equity securities in which Altria has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for either under the equity method of accounting or the fair value option. Investments in equity securities that Altria does not have the ability to exercise significant influence over the operating and financial policies of the investee are accounted for as an investment in an equity security. All intercompany transactions and balances have been eliminated.
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
Altria conducts a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require Altria to perform an interim review. Altria has the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If necessary, Altria will perform a single step quantitative impairment test. Additionally, Altria has the option to unconditionally bypass the qualitative assessment and perform a single step quantitative assessment. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit, but is limited to the total amount of goodwill allocated to a reporting unit. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, which is determined using discounted cash flows, the intangible asset is considered impaired and is reduced to fair value in the period identified.
Goodwill by reporting unit and indefinite-lived intangible assets at December 31, 2020 were as follows:

(in millions)	Goodwill	Indefinite-Lived Intangible Assets
Cigarettes	$22	$2
MST and snus products	5,023	8,801
Cigars	77	2,640
Wine	—	233
Oral nicotine pouches	55	—
Total	$5,177	$11,676
During 2020, Altria completed its annual impairment test of goodwill and indefinite-lived intangible assets performed as of October 1, 2020 and the results of this testing were as follows:
▪no impairment charges were recorded;
▪the estimated fair values of the cigarettes, cigars and oral nicotine pouches reporting units and the indefinite-lived intangible assets within the cigars reporting unit substantially exceeded their carrying values;
▪the estimated fair values of the MST and snus products reporting unit and the indefinite-lived intangible assets within the reporting unit substantially exceeded their carrying values, with the exception of the Skoal trademark. Skoal continues to be impacted by increased competition as well as adult tobacco consumer movement among tobacco products, including oral nicotine pouch products. At December 31, 2020, the estimated fair value of the Skoal trademark exceeded its carrying value of $3.9 billion by approximately 28%, which is an increase from approximately 18% at December 31, 2019. This increase is due primarily to a decrease in the discount rate resulting from changes in market inputs. Altria believes an increase in the future discount rate in isolation, which could be caused by numerous factors, including changes in market inputs, as well as the specific risks associated with the Skoal business, could have the potential to materially decrease the future estimated fair value of the Skoal trademark. A 1% increase in the discount rate would have resulted in the estimated fair value exceeding its carrying value by approximately 13% at December 31, 2020; and
▪the estimated fair values of the indefinite-lived intangible assets within the wine reporting unit substantially exceeded their carrying values, with the exception of the Patz & Hall trademark, which at December 31, 2020, exceeded its carrying value of $30 million by approximately 6%.
During 2019, Altria’s quantitative annual impairment test of goodwill and indefinite-lived intangible assets resulted in $74 million of impairment charges. During 2018, Altria’s quantitative annual impairment test of goodwill and indefinite-lived intangible assets resulted in $54 million of impairment charges. For further discussion on goodwill, see Note 4. Goodwill and Other Intangible Assets, net to the consolidated financial statements in Item 8 (“Note 4”).
In 2020, Altria elected to perform a qualitative assessment for certain of its reporting units and indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of its reporting units were below carrying value. For certain of its other reporting units and indefinite-lived intangible assets, Altria elected to unconditionally bypass the qualitative assessment and perform a single step quantitative assessment. Altria used an income approach to estimate the fair values of all of its reporting units and indefinite-lived intangible assets. The income approach reflects the discounting of expected future cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. The weighted-average discount rate used in performing the valuations was approximately 10%.
In performing the 2020 discounted cash flow analysis, Altria made various judgments, estimates and assumptions, the most significant of which were volume, income, growth rates and discount rates. The analysis incorporated assumptions used in Altria’s long-term financial forecast, which is used by Altria’s management to evaluate business and financial performance, including allocating resources and evaluating results relative to setting employee compensation targets. The assumptions incorporated the highest and best use of Altria’s indefinite-lived intangible assets and also included perpetual growth rates for periods beyond the long-term financial forecast. The perpetual growth rate used in performing all of the valuations was 2%. Fair value calculations are sensitive to changes in these estimates and assumptions, some of which relate to broader macroeconomic conditions outside of Altria’s control.
Although Altria’s discounted cash flow analysis is based on assumptions that are considered reasonable and based on the best available information at the time that the discounted cash flow analysis is developed, there is significant judgment used in determining future cash flows. The following factors have the most potential to impact expected future cash flows and, therefore, Altria’s impairment conclusions: general economic conditions (such as continued uncertainty from the COVID-19 pandemic); federal, state and local regulatory developments; category growth rates; consumer preferences; success of planned new product expansions; competitive activity; and income and excise taxes. For further discussion of these factors, see Operating Results by Business Segment - Tobacco Space - Business Environment and Operating Results by Business Segment - Wine Segment - Business Environment below.
While Altria’s management believes that the estimated fair values of each reporting unit and indefinite-lived intangible asset at December 31, 2020 are reasonable, actual performance in the short-term or long-term could be significantly different from forecasted performance, which could result in impairment charges in future periods.
For further discussion of goodwill and other intangible assets, see Note 4.
▪Investments in Equity Securities: Altria reviews its equity investments accounted for under the equity method of accounting for impairment by comparing the fair value of each of its investments to their carrying value. If the carrying value of an investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. The factors used to make this determination include the duration and magnitude of the fair value decline, the financial condition and near-term prospects of the investee, and Altria’s intent and ability to hold its investment until recovery.
Following Share Conversion in the fourth quarter of 2020, Altria elected to account for its equity investment in JUUL under the fair value option. Under this option, any cash dividends received and any changes in the fair value of the equity investment in JUUL, which is calculated quarterly using level 3 fair value measurements, are included in income (losses) from equity investments in the consolidated statements of earnings (losses). The fair value of the equity investment in JUUL is included in investments in equity securities on the consolidated balance sheet at December 31, 2020. Altria believes the fair value option provides quarterly transparency to investors as to the fair market value of Altria’s investment in JUUL, given the changes and volatility in the e-vapor category since Altria’s initial investment, as well as the lack of publicly available information regarding JUUL’s business or a market-derived valuation.
Prior to Share Conversion, Altria accounted for its investment in JUUL as an investment in an equity security. Since the JUUL shares did not have a readily determinable fair value, Altria elected to measure its investment in JUUL at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Altria reviewed its investment in JUUL for impairment by performing a qualitative assessment of impairment indicators on a quarterly basis in connection with the preparation of its financial statements. If this qualitative assessment indicated that Altria’s investment in JUUL may be impaired, a quantitative assessment was performed. If the quantitative assessment indicated the fair value of the investment is less than its carrying value, the investment was written down to its fair value, and the impairment was recognized in the period identified. The impairment charges Altria recorded related to its Investment in JUUL are included in impairment of JUUL equity securities in the consolidated statements of earnings (losses).
Investment in ABI
At December 31, 2020, Altria’s investment in ABI consisted of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. The fair value of Altria’s equity investment in ABI is based on: (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets, for the Restricted Shares, and was classified in Level 2 of the fair value hierarchy. Altria may, in certain instances, pledge or otherwise grant a security interest in all or part of its Restricted Shares. In the event the pledgee or security interest holder were to foreclose on the Restricted Shares, the encumbered Restricted Shares will be automatically converted, one-for-one, into ordinary shares. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share.
The fair value of Altria’s equity investment in ABI at December 31, 2020 and 2019 was $13.8 billion (carrying value of $16.7 billion) and $16.1 billion (carrying value of $18.1 billion), respectively, which was less than its carrying value by approximately 17% and 11%, respectively, at December 31, 2020 and 2019. At February 22, 2021, the fair value of Altria’s investment decreased to approximately $12.8 billion. In October 2019, the fair value of Altria’s equity investment in ABI declined below its carrying value and has not recovered. Altria has evaluated the factors related to the fair value decline, including the recent impact on the fair value of ABI’s shares during the COVID-19 pandemic, which has negatively impacted ABI’s business. Altria has evaluated the duration and magnitude of the fair value decline at December 31, 2020, ABI’s financial condition and near-term prospects, and Altria’s intent and ability to hold its investment in ABI until recovery. Altria concluded, both at December 31, 2020 and 2019, that the decline in fair value of its investment in ABI below its carrying value was temporary and, therefore, no impairment was recorded. This conclusion was based on the following factors:
▪the fair value of Altria’s equity investment in ABI historically exceeding its carrying value since October 2016, when Altria obtained its ownership interest in ABI, with the exception of certain periods starting in September 2018;
▪a history of significant recovery in stock price during 2019, as well as an increase from March 31, 2020 to February 22, 2021, which Altria believes indicates investor confidence in ABI’s ability to implement its business strategies and deleveraging plans;
▪the continued industry disruption and volatility associated with the COVID-19 pandemic, resulting in stock performance among ABI competitors that Altria does not believe are reflective of actual underlying equity values;
▪ABI’s recent proactive actions to preserve financial flexibility and commitment to its long-term deleveraging initiative, including the following actions since December 31, 2019: (i) ABI’s 50% reduction to its final 2019 dividend paid in the second quarter of 2020 and its decision to forgo its interim 2020 dividend that would have been paid in the fourth quarter of 2020; (ii) ABI’s completion of the sale of its Australia subsidiary in the second quarter of 2020 for $11 billion in cash proceeds; (iii) ABI’s continuation of its refinancing efforts through issuance and redemption activity, specifically front-end maturities into longer dated maturities; and (iv) ABI’s completion of the sale of a minority stake in its U.S.-based metal container plants in the fourth quarter of 2020 for $3 billion in cash proceeds;
▪ABI’s global platform (world’s largest brewer by volume and one of the world’s top ten consumer products companies by revenue) with strong market positions in key markets, new product innovations, geographic diversification, experienced management team, strict financial discipline (cost management and efficiency) and expected earnings and history of performance; and
▪the strategic plans implemented by ABI in response to the adverse impacts of the COVID-19 pandemic, including its ability to leverage learnings from recovering markets and respond quickly to the evolving environment to better position ABI for a robust recovery. This was evidenced by ABI’s performance in the second half of 2020, which represented improvement over the first half of 2020 and reinforced its confidence in the future potential of the beer category and its business. Additionally, as ABI stated in its year-end 2020 earnings report, it expects financial results in 2021 to improve meaningfully versus 2020. Additionally, ABI states its 2021 outlook reflects among other factors, its current assessment of the scale and magnitude of the COVID-19 pandemic, which is subject to change as it continues to monitor ongoing developments.
Altria will continue to monitor its investment in ABI, including the impact of the COVID-19 pandemic and subsequent recovery on ABI’s business and market valuation. If Altria were to conclude that the decline in fair value is other than temporary, Altria would determine and recognize, in the period identified, the impairment of its investment, which could result in a material adverse effect on Altria’s consolidated financial position or earnings.
Investment in JUUL
In 2020, Altria recorded a: (i) non-cash pre-tax impairment charge of $2.6 billion for three months ended September 30, 2020 related to its investment in JUUL and (ii) non-cash pre-tax unrealized gain of $100 million for the fourth quarter and year ended December 31,

2020 as a result of an increase in the fair value of JUUL. The carrying value of Altria’s investment in JUUL was $1.7 billion at December 31, 2020.
In 2019, Altria recorded total non-cash pre-tax impairment charges of $8.6 billion ($4.5 billion in the third quarter of 2019 and $4.1 billion in the fourth quarter of 2019) related to its investment in JUUL resulting in a $4.2 billion carrying value of its investment in JUUL at December 31, 2019.
Altria uses an income approach to estimate the fair value of its investment in JUUL. The income approach reflects the discounting of future cash flows for the U.S. and international markets at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing future cash flows. Future cash flows are based on a range of scenarios that consider various potential regulatory and market outcomes.
In determining the fair value of its investment in JUUL in 2020 and 2019, Altria made various judgments, estimates and assumptions, the most significant of which were sales volume, operating margins, discount rates and perpetual growth rates. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy. The discount rates used in performing the valuations ranged from 13.5% to 16.5% at September 30, 2019, 19.5% to 23.0% at December 31, 2019, and 17.0% to 20.5% at September 30, 2020 and December 31, 2020. The perpetual growth rates used in performing each valuation ranged from (0.5%) to 0.0%. Additionally in determining these significant assumptions, Altria made judgments regarding the: (i) likelihood and extent of various potential regulatory actions and the continued adverse public perception impacting the e-vapor category and specifically JUUL, (ii) risk created by the number and types of legal cases pending against JUUL, and (iii) expectations for the future state of the e-vapor category including competitive dynamics.
Although Altria’s discounted cash flow analyses were based on assumptions that Altria’s management considered reasonable and were based on the best available information at the time that the analyses were developed, there is significant judgment used in determining future cash flows. If the following factors, in isolation, significantly deviate from current expectations, Altria believes that they have the potential to materially impact Altria’s significant assumptions of sales volume, operating margins, discount rate, and perpetual growth rate, thus potentially materially decreasing Altria’s valuation of its investment in JUUL:
▪adverse developments related to litigation;
▪a successful challenge by the FTC in its administrative complaint against Altria and JUUL;
▪a substantial increase in state and federal e-vapor excise taxes;
▪adverse publicity due to underage use of e-vapor products and other factors;
▪unanticipated adverse impacts on JUUL’s relationships with employees, customers, suppliers and other third parties;
▪unfavorable financial and market performance, including substantial changes in competitive dynamics;
▪disruption in JUUL’s current and future plans or operations in domestic and international markets; and
▪unfavorable regulatory and legislative developments at the international, federal, state and local levels such as the potential removal of certain e-vapor products from the market as a result of FDA enforcement action or the potential denial of new tobacco product applications for e-vapor products.
If the following factors, in isolation, significantly deviate from current expectations, Altria believes that they have the potential to materially impact Altria’s significant assumptions of sales volume, operating margins, discount rate, and perpetual growth rate, thus potentially materially increasing Altria’s valuation of its investment in JUUL:
▪favorable developments related to litigation;
▪favorable financial and market performance, including substantial changes in competitive dynamics;
▪improvement of public perception around JUUL and the e-vapor category; and
▪favorable regulatory and legislative developments at the international, federal, state and local levels such as FDA authorization of future tobacco product applications for JUUL flavored e-vapor products, which are currently not permitted in the market without authorization.
While Altria’s management believes that the recorded value of its investment in JUUL at December 31, 2020 represents its best estimate of the fair value of the investment, JUUL’s actual performance in the short term or long term could be significantly different from forecasted performance due to changes in the factors noted above. Additionally, the value of Altria’s investment in JUUL could be significantly impacted by changes in the discount rate, which could be caused by numerous factors, including changes in market inputs, as well as risks specific to JUUL and its litigation environment.
Investment in Cronos
The fair value of Altria’s equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. The fair value of Altria’s equity method investment in Cronos at December 31, 2020 and 2019 was $1.1 billion (carrying value of $1.0 billion) and $1.2 billion (carrying value of $1.0 billion), respectively, which exceeded its carrying value by approximately 8% and 20% at December 31, 2020 and 2019, respectively.
For further discussion of Altria’s investments in ABI, JUUL and Cronos, see Note 6.
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
▪Contingencies: As discussed in Note 18 and Item 3, legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against Altria and its subsidiaries, including PM USA and UST and its subsidiaries, as well as their respective indemnitees and Altria’s investees. In 1998, PM USA and certain other U.S. tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other U.S. tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). PM USA’s portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers’ domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Altria’s subsidiaries account for the cost of the State Settlement Agreements and FDA user fees as a component of cost of sales. Altria’s subsidiaries recorded approximately $4.7 billion, $4.5 billion and $4.5 billion of charges to cost of sales for the years ended December 31, 2020, 2019 and 2018, respectively, in connection with the State Settlement Agreements and FDA user fees.
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
▪Employee Benefit Plans: Altria provides a range of benefits to certain employees and retired employees, including pension, postretirement health care and postemployment benefits. Altria records annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions as to discount rates, assumed rates of return on plan assets, mortality, compensation increases, turnover rates and health care cost trend rates. Altria reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. Any effect of the modifications is generally amortized over future periods.
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
Altria’s discount rate assumptions for its pension and postretirement plans obligations decreased to 2.7% and 2.6%, respectively, at December 31, 2020 from 3.4% for both plans at December 31, 2019, resulting from changes in market inputs. Altria presently anticipates net pre-tax pension and postretirement income of $85 million in 2021 versus net pre-tax expense of $3 million in 2020, excluding amounts in each year related to settlement and curtailment. This anticipated change is due primarily to (i) lower interest costs, driven by the impact of lower discount rates; and (ii) higher expected return on plan assets due to the higher fair value of plan assets at December 31, 2020. This decrease is partially offset by higher amortization of unrecognized losses, driven by the impact of lower discount rates. Assuming no change to the shape of the yield curve, a 50 basis point decrease (increase) in Altria’s discount rates would increase (decrease) Altria’s pension and postretirement expense by approximately $10 million. Similarly, a 50 basis point decrease (increase) in the expected return on plan assets would increase (decrease) Altria’s pension and postretirement expense by approximately $40 million.
For additional information see Note 16. Benefit Plans to the consolidated financial statements in Item 8 (“Note 16”).

▪Income Taxes: Significant judgment is required in determining income tax provisions and in evaluating tax positions. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Altria determines the realizability of deferred tax assets based on the weight of available evidence, that it is more-likely-than-not that the deferred tax asset will not be realized. In reaching this determination, Altria considers all available positive and negative evidence, including the character of the loss, carryback and carryforward considerations, future reversals of temporary differences and available tax planning strategies.
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
Altria recognized income tax benefits and charges in the consolidated statements of earnings (losses) during 2020, 2019 and 2018 as a result of various tax events, including the impact of the Tax Reform Act.
For additional information on income taxes, see Note 14. Income Taxes to the consolidated financial statements in Item 8 (“Note 14”).

Consolidated Operating Results

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Net Revenues:
Smokeable products	$23,089	$21,996	$22,297
Oral tobacco products	2,533	2,367	2,262
Wine	614	689	691
All other	(83)	58	114
Net revenues	$26,153	$25,110	$25,364
Excise Taxes on Products:
Smokeable products	$5,162	$5,166	$5,585
Oral tobacco products	130	127	131
Wine	19	21	21
All other	1	—	—
Excise taxes on products	$5,312	$5,314	$5,737
Operating Income:
Operating companies income (loss):
Smokeable products	$9,985	$9,009	$8,408
Oral tobacco products	1,718	1,580	1,431
Wine	(360)	(3)	50
All other	(172)	(16)	(421)
Amortization of intangibles	(72)	(44)	(38)
General corporate expenses	(227)	(199)	(315)
Corporate asset impairment and exit costs	1	(1)	—
Operating income	$10,873	$10,326	$9,115
As discussed further in Note 15, the CODM reviews OCI to evaluate the performance of, and allocate resources to, the segments. OCI for the segments is defined as operating income before general corporate expenses and amortization of intangibles. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

The following table provides a reconciliation of adjusted net earnings (losses) attributable to Altria and adjusted diluted EPS attributable to Altria for the years ended December 31:

(in millions of dollars, except per share data)	Earnings (Losses) before Income Taxes	Provision for Income Taxes	Net Earnings (Losses)	Net Earnings (Losses) Attributable to Altria	Diluted EPS
2020 Reported	$6,890	$2,436	$4,454	$4,467	$2.40
NPM Adjustment Items	4	1	3	3	—
Asset impairment, exit, implementation and acquisition-related costs	431	89	342	342	0.18
Tobacco and health litigation items	83	21	62	62	0.03
Impairment of JUUL equity securities	2,600	—	2,600	2,600	1.40
JUUL changes in fair value	(100)	—	(100)	(100)	(0.05)
ABI-related special items	763	160	603	603	0.32
Cronos-related special items	51	(2)	53	53	0.03
COVID-19 special items	50	13	37	37	0.02
Tax items	—	(50)	50	50	0.03
2020 Adjusted for Special Items	$10,772	$2,668	$8,104	$8,117	$4.36

2019 Reported	$766	$2,064	$(1,298)	$(1,293)	$(0.70)
Asset impairment, exit, implementation and acquisition-related costs	331	62	269	269	0.15
Tobacco and health litigation items	77	19	58	58	0.03
Impairment of JUUL equity securities	8,600	—	8,600	8,600	4.60
ABI-related special items (1)	(383)	(80)	(303)	(303)	(0.16)
Cronos-related special items	928	288	640	640	0.34
Tax items	—	99	(99)	(99)	(0.05)
2019 Adjusted for Special Items	$10,319	$2,452	$7,867	$7,872	$4.21

2018 Reported	$9,341	$2,374	$6,967	$6,963	$3.68
NPM Adjustment Items	(145)	(36)	(109)	(109)	(0.06)
Asset impairment, exit, implementation and acquisition-related costs	538	106	432	432	0.23
Tobacco and health litigation items	131	33	98	98	0.05
ABI-related special items (1)	(16)	(3)	(13)	(13)	—
Loss on ABI/SABMiller business combination	33	7	26	26	0.01
Tax items	—	(197)	197	197	0.11
2018 Adjusted for Special Items	$9,882	$2,284	$7,598	$7,594	$4.02
(1) Prior period amounts have been recast to conform with current period presentation for certain ABI mark-to-market adjustments that were not previously identified as special items and that are now excluded from Altria’s adjusted financial measures.
The following special items affected the comparability of statements of earnings (losses) amounts.
▪NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 18 and NPM Adjustment Items in Note 15, respectively.
▪Asset Impairment, Exit, Implementation and Acquisition-Related Costs: Pre-tax asset impairment, exit, implementation and acquisition-related costs were $431 million, $331 million and $538 million for the years ended December 31, 2020, 2019 and 2018, respectively.
For further discussion on asset impairment, exit and implementation costs, including a breakdown of these costs by segment, see Note 5.

For the years ended December 31, 2020 and 2019, Altria also recorded pre-tax acquisition-related costs of $24 million and $115 million, respectively. The 2019 costs were primarily for the write-off of debt issuance costs related to Altria’s short-term borrowings under the term loan agreement that Altria entered into in connection with its investments in Cronos and JUUL.
In December 2018, Altria announced a cost reduction program (which included workforce and third-party spending reductions across the businesses) that delivered approximately $600 million in annual cost savings in 2020 and 2019. The program was completed in 2019.
In October 2016, Altria announced the consolidation of certain of its operating companies’ manufacturing facilities to streamline operations and achieve greater efficiencies. The consolidation was completed in the first quarter of 2018 and delivered Altria’s goal of approximately $50 million in annualized cost savings as of December 31, 2018.
▪Tobacco and Health Litigation Items: For a discussion of tobacco and health litigation items and a breakdown of these costs by segment, see Note 18 and Tobacco and Health Litigation Items in Note 15, respectively.
▪Impairment of JUUL Equity Securities: For the years ended December 31, 2020 and 2019, Altria recorded non-cash pre-tax impairment charges of $2,600 million and $8,600 million, respectively, reported as impairment of JUUL equity securities in its consolidated statements of earnings (losses). A full tax valuation allowance was recorded in 2020 and 2019 attributable to the tax benefit associated with the impairment charges. For further discussion, see Note 6 and Note 14.
▪JUUL Changes in Fair Value: For the year ended December 31, 2020, Altria recorded a non-cash pre-tax unrealized gain of $100 million reported as (income) losses from equity investments in its consolidated statement of earnings (losses) as a result of an increase in fair value of Altria’s investment in JUUL. A corresponding adjustment was made to the JUUL tax valuation allowance. For further discussion, see Note 6 and Note 14.
▪ABI-Related Special Items: Altria’s losses from its equity investment in ABI for the year ended December 31, 2020 included net pre-tax charges of $763 million, consisting primarily of Altria’s share of ABI’s (i) mark-to-market losses on certain ABI financial instruments associated with its share commitments, (ii) completion of the sale of its Australia subsidiary and (iii) goodwill impairment charge associated with its Africa businesses.
Altria’s earnings from its equity investment in ABI for the year ended December 31, 2019 included net pre-tax income of $383 million, consisting primarily of a gain related to the completion in September 2019 of ABI’s initial public offering of a minority stake of its Asia Pacific subsidiary and Altria’s share of ABI’s mark-to-market gains on certain ABI financial instruments associated with its share commitments.
Altria’s earnings from its equity investment in ABI for the year ended December 31, 2018 included net pre-tax income of $16 million, consisting primarily of Altria’s share of ABI’s estimated effect of the Tax Reform Act and gains related to ABI’s merger and acquisition activities, partially offset by Altria’s share of ABI’s mark-to-market losses on certain ABI financial instruments associated with its share commitments.
These amounts include Altria’s share of amounts recorded by ABI, and may also include additional adjustments related to (i) conversion from international financial reporting standards to GAAP and (ii) adjustments to Altria’s investment required under the equity method of accounting.
▪Cronos-Related Special Items: For the years ended December 31, 2020 and 2019, Altria recorded net pre-tax losses of $51 million and $928 million, respectively, consisting of the following:

(in millions)	2020	2019
Loss on Cronos-related financial instruments (1)	$140	$1,442
(Income) losses from equity investments (2)	(89)	(514)
Total Cronos-related special items - (income) expense	$51	$928
(1) The 2020 amount and substantially all of the 2019 amount are related to the non-cash change in the fair value of the warrant and certain anti-dilution protections (the “Fixed-price Preemptive Rights”) acquired in the Cronos transaction.
(2) Amounts primarily include Altria’s share of Cronos’s non-cash change in the fair value of Cronos’s derivative financial instruments associated with the issuance of additional shares.
For further discussion, see Note 6 and Note 7. Financial Instruments to the consolidated financial statements in Item 8.
▪COVID-19 Special Items: For the year ended December 31, 2020, Altria recorded net pre-tax charges totaling $50 million directly related to disruptions caused by or efforts to mitigate the impact of the COVID-19 pandemic. These net pre-tax charges included premium pay, personal protective equipment and health screenings, partially offset by certain employment tax credits. The COVID-19 special items do not include the charges associated with the wine business strategic reset, which are included in asset, impairment, exit, implementation and acquisition-related costs discussed above. These implementation costs were due to increased inventory levels, which were further negatively impacted by government restrictions and economic uncertainty surrounding the COVID-19 pandemic.

▪Tax Items: For the year ended December 31, 2020, Altria recorded net tax expense of $50 million, due primarily to net tax expense of $27 million for adjustments resulting from amended returns and audit adjustments related to prior years, and tax expense of $23 million for a tax basis adjustment to Altria’s investment in ABI.
For the year ended December 31, 2019, Altria recorded net tax benefits of $99 million, due primarily to tax benefits of $105 million for adjustments as a result of amended returns and tax benefits of $100 million for the reversal of tax accruals no longer required, partially offset by tax expense of $84 million for a tax basis adjustment to Altria’s equity investment in ABI and $38 million for a valuation allowance on foreign tax credits not realizable.
For the year ended December 31, 2018, Altria recorded net tax expense of $197 million, which included $188 million related to the Tax Reform Act as follows: (i) tax expense of $140 million resulting from a partial reversal of the tax basis benefit associated with the deemed repatriation tax recorded in 2017; (ii) tax expense of $34 million for a valuation allowance on foreign tax credit carryforwards that are not realizable as a result of updates to the provisional estimates recorded in 2017; and (iii) tax expense of $14 million for an adjustment to the provisional estimates for the repatriation tax recorded in 2017.
For further discussion, see Note 14.
2020 Compared with 2019
Net revenues, which include excise taxes billed to customers, increased $1,043 million (4.2%), due to higher net revenues in the smokeable products and oral tobacco products segments, partially offset by lower net revenues in the all other category (primarily driven by reductions in the estimated residual value of certain assets at PMCC in 2020) and the wine segment.
Cost of sales increased $733 million (10.3%), due primarily to the inventory-related charges in the wine segment in 2020 (as discussed above), higher per unit settlement charges and COVID-19 special items in 2020.
Marketing, administration and research costs decreased $72 million (3.2%), due primarily to lower spending in the smokeable products segment, partially offset by higher amortization expense and higher spending in the all other category.
Operating income increased $547 million (5.3%), due primarily to higher operating results from the smokeable products and oral tobacco products segments, partially offset by lower operating results from the wine segment and the all other category (primarily driven by reductions in the estimated residual value of certain assets at PMCC in 2020) and higher amortization expense.
Interest and other debt expense, net, decreased $71 million (5.5%), due primarily to the write-off of debt issuance costs in 2019 associated with the JUUL and Cronos transactions, partially offset by lower interest income due to lower interest rates.
(Income) losses from equity investments decreased $1,836 million (100.0%+), which were negatively impacted by ABI and Cronos special items and the impact of the COVID-19 pandemic on ABI’s ongoing operations, partially offset by a non-cash unrealized gain resulting from an increase in the estimated fair value of Altria’s investment in JUUL in the fourth quarter of 2020.
Altria’s income tax rate decreased 234.1 percentage points to 35.4%, due primarily to changes in valuation allowances attributable to the tax benefits associated with the impairments of JUUL equity securities in 2020 and 2019, and the increase in the estimated fair value of JUUL in the fourth quarter of 2020. For further discussion, see Note 14.
Reported net earnings (losses) attributable to Altria of $4,467 million increased $5,760 million (100.0%+), due primarily to the 2019 impairment of JUUL equity securities, lower loss on Cronos-related financial instruments, higher operating income, and the write-off of debt issuance costs in 2019 associated with the JUUL and Cronos transactions, partially offset by the 2020 impairment of JUUL equity securities, losses from Altria’s equity investments and higher income taxes. Reported diluted and basic EPS attributable to Altria of $2.40, increased by 100.0%+, due to higher net earnings (losses) attributable to Altria and fewer shares outstanding.
Adjusted net earnings attributable to Altria of $8,117 million increased $245 million (3.1%), due primarily to higher adjusted OCI in the smokeable products and oral tobacco products segments, partially offset by lower adjusted earnings from Altria’s equity investments, higher adjusted losses in the all other category (primarily driven by reductions in the estimated residual value of certain assets at PMCC in 2020), higher income taxes, higher amortization expense, higher interest and other debt expense, net and lower adjusted OCI in the wine segment. Adjusted diluted EPS attributable to Altria of $4.36 increased by 3.6%, due to higher adjusted net earnings attributable to Altria and fewer shares outstanding.
2019 Compared with 2018
Net revenues, which include excise taxes billed to customers, decreased $254 million (1.0%), due primarily to lower net revenues in the smokeable products segment, partially offset by higher net revenues in the oral tobacco products segment.
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
Operating income increased $1,211 million (13.3%), due primarily to higher operating results from the smokeable and oral tobacco products segments (which included lower spending as a result of the cost reduction program) and lower spending as a result of Altria’s decision in 2018 to refocus its innovative product efforts (which included lower asset impairment, exit and implementation costs) and acquisition-related costs to effect the investment in JUUL in 2018.
Interest and other debt expense, net, increased $615 million (92.5%), due primarily to higher interest costs and debt issuance costs for borrowings associated with the Cronos and JUUL transactions.
(Income) losses from equity investments, which increased $835 million (93.8%), were positively impacted by special items related to Altria’s equity investments in Cronos and ABI.
Altria’s income tax rate increased 244.1 percentage points to 269.5%, due primarily to a valuation allowance on a deferred tax asset recorded in 2019 attributable to Altria’s impairment of its investment in JUUL equity securities. For further discussion, see Note 14.
Reported net losses attributable to Altria of $1,293 million as compared with 2018 net earnings attributable to Altria of $6,963 million changed by $8,256 million (100.0%+), due primarily to the 2019 impairment of JUUL equity securities, 2019 loss on Cronos-related financial instruments and higher interest and other debt expense, net, partially offset by higher operating income, higher earnings from Altria’s equity investments in Cronos and ABI and favorable tax items. Reported diluted and basic net losses per share attributable to Altria of $0.70, each decreased by 100.0%+, due to lower net earnings attributable to Altria, partially offset by fewer shares outstanding.
Adjusted net earnings attributable to Altria of $7,872 million increased $278 million (3.7%), due primarily to higher adjusted OCI in the smokeable products and oral tobacco products segments, lower spending as a result of Altria’s decision in 2018 to refocus its innovative products efforts and higher adjusted earnings related to Altria’s equity investment in ABI, partially offset by higher interest and other debt expense, net. Adjusted diluted EPS attributable to Altria of $4.21 increased by 4.7%, due to higher adjusted net earnings attributable to Altria and fewer shares outstanding.
Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The U.S. tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of Altria’s tobacco subsidiaries and investees and Altria’s consolidated results of operations, cash flows or financial position. These challenges, some of which are discussed in more detail in Note 18, Item 1A and Item 3, include:
▪pending and threatened litigation and bonding requirements;
▪restrictions and requirements imposed by the FSPTCA, and restrictions and requirements (and related enforcement actions) that have been, and in the future will be, imposed by the FDA;
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

▪the highly competitive nature of all tobacco categories, including, without limitation, competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation and the proliferation of innovative tobacco products, including e-vapor and oral nicotine pouch products;
▪illicit trade in tobacco products;
▪potential adverse changes in prices, availability and quality of tobacco, other raw materials and components; and
▪the COVID-19 pandemic.
In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria’s tobacco subsidiaries. Altria’s tobacco subsidiaries believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral nicotine pouches. Adult smokers continue to convert from cigarettes to exclusive use of non-combustible tobacco product alternatives. Up until the second half of 2019, the e-vapor category had experienced significant growth, and the number of adults who exclusively used e-vapor products also increased during that time which, along with growth in oral nicotine pouches, negatively impacted consumption levels and sales volume of cigarettes and MST. While growth of oral nicotine pouches has continued (including the introduction of unregulated synthetic nicotine pouches), growth in the e-vapor category has been negatively impacted by the legislative and regulatory activities discussed below. The e-vapor category has also become increasingly competitive. Altria and its tobacco subsidiaries believe the innovative tobacco products categories (in particular, e-vapor) will continue to be dynamic as adult tobacco consumers explore a variety of tobacco product options and as the regulatory environment for these innovative tobacco products evolves.
Domestic cigarette industry volume for 2020 was unchanged versus the prior year, which Altria believes was the result of stay-at-home practices due to the COVID-19 pandemic and higher tobacco discretionary spending. Due to the expected continued market volatility as a result of various factors relating to the COVID-19 pandemic and cross-category movement, Altria is not providing a cigarette industry volume forecast at this time. Altria believes the degree of ongoing cross-category movement will be influenced by several factors, including adult consumer perceptions of the relative risks of non-combustible products compared to cigarettes, FDA determinations on product applications and legislative actions.
Economic conditions also impact adult tobacco consumer purchase behavior. Prior economic downturns have resulted in adult tobacco consumers choosing discount products and other lower-priced tobacco products. Although the current economic downturn resulting from the COVID-19 pandemic has not meaningfully increased the growth of discount and lower priced tobacco products, in part due to stimulus payments, adult tobacco consumers may still increasingly choose these products as economic conditions remain unfavorable. See Executive Summary in Item 7 above for further discussion.
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
▪Final Tobacco Marketing Rule: As required by the FSPTCA, in March 2010 the FDA promulgated a wide range of advertising and promotion restrictions for cigarettes and smokeless tobacco(1) products (the “Final Tobacco Marketing Rule”). The May
(1)“Smokeless tobacco,” as used in this section of this Form 10-K, refers to smokeless tobacco products first regulated by the FDA in 2009, including MST. It excludes oral nicotine pouches, which were first regulated by the FDA in 2016.

2016 deeming regulations amended the Final Tobacco Marketing Rule to expand specific provisions to all tobacco products, including cigars, pipe tobacco and e-vapor and oral nicotine products containing tobacco-derived nicotine or other tobacco derivatives, but do not include any component or part that is not made or derived from tobacco.
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
▪Rulemaking and Guidance: From time to time, the FDA issues proposed rules or guidance, which may be issued in draft or final form, generally involve public comment and may include scientific review. The FDA also may request comments on broad topics through an ANPRM. Altria’s tobacco subsidiaries actively engage with the FDA to develop and implement the FSPTCA’s regulatory framework, including submission of comments to various FDA policies and proposals and participation in public hearings and engagement sessions.
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
▪FDA’s Comprehensive Plan for Tobacco and Nicotine Regulation: In July 2017, the FDA announced a “Comprehensive Plan for Tobacco and Nicotine Regulation” (“Comprehensive Plan”) designed to strike a balance between regulation and encouraging the development of innovative tobacco products that may be less risky than cigarettes. Since then, the FDA has issued additional information about its Comprehensive Plan in response to concerns associated with the rise in the use of e-vapor products by youth, and the potential youth appeal of flavored tobacco products (see Underage Access and Use of Certain Tobacco Products below). As part of the Comprehensive Plan, the FDA:
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
▪Pre-Market Review Pathways for Tobacco Products and Market Authorization Enforcement: The FSPTCA permits the sale of tobacco products commercially marketed as of February 15, 2007 and not subsequently modified (“Grandfathered Products”) and new or modified products authorized through the PMTA, Substantial Equivalence (“SE”) or SE Exemption pathways.
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
Provisional Products: Most cigarette and smokeless tobacco products currently marketed by PM USA and USSTC are Provisional Products. Altria’s subsidiaries timely submitted SE reports for these Provisional Products. PM USA and USSTC have received SE determinations on certain Provisional Products. Those that were found to be not substantially equivalent (certain smokeless tobacco products) had been discontinued for business reasons prior to the FDA’s determinations; therefore, those determinations did not impact business results. PM USA and USSTC have other Provisional Products that continue to be subject to the FDA’s pre-market review process. In the meantime, they can continue marketing these products unless the FDA determines that a specific Provisional Product is not substantially equivalent.
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
Helix submitted PMTAs for on! oral nicotine pouches on May 15, 2020, which are presently under review by the FDA. If the FDA does not authorize one or more on! PMTAs, the FDA may require Helix to remove the affected products from the market which could have a material adverse effect on Helix’s business. Middleton has received market orders or exemptions that cover over 97% of its cigar product volume and filed SE reports for its remaining cigar product volume by the filing deadline.
In December 2013, Altria’s subsidiaries entered into a series of agreements with PMI, including an agreement that grants Altria an exclusive right to commercialize certain of PMI’s heated tobacco products in the United States, subject to FDA authorization of the applicable products. PMI submitted a PMTA and a modified risk tobacco product application with the FDA for its electronically heated tobacco products comprising the IQOS Tobacco Heating System. In April 2019, the FDA authorized the PMTA for the IQOS Tobacco Heating System and in July 2020, the FDA authorized the marketing of this system as a modified risk tobacco product with a reduced exposure claim. The IQOS electronic device heats but does not burn tobacco. In December 2020, the FDA authorized the PMTA for IQOS 3, an updated version of the IQOS Tobacco Heating System. The Modified Risk Tobacco Products authorization (“MRTP”) for the original IQOS electronic device currently does not apply to the IQOS 3 device. PMI has disclosed that it plans to seek an MRTP for the IQOS 3 electronic device in the future.
Post-Market Surveillance: Manufacturers that receive product authorizations through the PMTA process must submit to the FDA post-market records and reports, as detailed in market orders. The FDA may withdraw a market order based on this information if, among other reasons, it determines that the continued marketing of the product is no longer appropriate for the protection of the public health.
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

▪FDA Regulatory Actions
▪Graphic Warnings: In March 2020, the FDA issued a final rule requiring 11 textual warnings accompanied by color graphics depicting the negative health consequences of smoking on cigarette packaging and advertising. The final rule requires that the graphic health warnings (i) be located beneath the cellophane and comprise the top 50% of the front and rear panels of cigarette packages and (ii) occupy 20% of a cigarette advertisement and be located at the top of the advertisement. As a result of a court order related to the COVID-19 pandemic and an additional court ruling in December 2020 resulting from a lawsuit brought by R.J. Reynolds Tobacco Company (“R.J. Reynolds”) and others against the FDA, the final rule will be effective January 14, 2022. PM USA and other cigarette manufacturers have filed lawsuits challenging the final rule on substantive and procedural grounds.
In the preamble to the final rule, the FDA stated that it would not exempt HeatSticks, a heated tobacco product used with the IQOS electronic device, as part of the rulemaking, but would consider the HeatSticks marketing order, and other marketing orders, on a case-by-case basis.
▪Underage Access and Use of Certain Tobacco Products: The FDA announced regulatory actions in September 2018 to address underage access and use of e-vapor products. Altria has engaged with the FDA on this topic and has reaffirmed to the FDA its ongoing and long-standing commitment to preventing underage use. For example, during 2019, Altria advocated raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels to further address underage use, which is now federal law. See Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products below for further discussion.
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
▪Potential Product Standards
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
▪Flavors in tobacco products: As discussed above under FDA’s Comprehensive Plan for Tobacco and Nicotine Regulation, the FDA indicated that it is considering proposing rulemaking for a product standard that would seek to ban menthol in combustible tobacco products, including cigarettes and cigars, and that it intends to propose a product standard that would ban characterizing flavors in all cigars, including Grandfathered Products and those that have received SE determinations from the FDA - an intention reiterated in the FDA’s January 2020 guidance. In March 2018, the FDA issued an ANPRM seeking comments on the role, if any, that flavors (including menthol) in tobacco products may play in attracting youth and in helping some smokers switch to potentially less harmful forms of nicotine delivery. In the context of litigation, the FDA has stated its intention to issue a response by April 29, 2021 to a 2013 citizen petition requesting FDA prohibit menthol as a characterizing flavor in cigarettes.
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
▪Good Manufacturing Practices: The FSPTCA requires that the FDA promulgate good manufacturing practice regulations (referred to by the FDA as “Requirements for Tobacco Product Manufacturing Practice”) for tobacco product manufacturers, but does not specify a timeframe for such regulations. Compliance with any such regulations could result in increased costs, which may have a material adverse effect on the financial position of Altria, its tobacco subsidiaries and its investees, including adversely affecting the value of Altria’s investment in JUUL.
▪Impact on Our Business; Compliance Costs and User Fees: FDA regulatory actions under the FSPTCA could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries in various ways. For example, actions by the FDA could:
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
The FSPTCA imposes user fees on cigarette, cigarette tobacco, smokeless tobacco, cigar and pipe tobacco manufacturers and importers to pay for the cost of regulation and other matters. The FSPTCA does not impose user fees on e-vapor or oral nicotine pouch manufacturers. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA user fees and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the FSPTCA and FDA regulations. Payments for user fees are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the FDA user fee payments on Altria, see Debt and Liquidity - Payments Under State Settlement Agreements and FDA Regulation below. In addition, compliance with the FSPTCA’s regulatory requirements has resulted, and will continue to result, in additional costs for Altria’s tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter or year to date period but could become material, either individually or in the aggregate, to one or more of Altria’s tobacco subsidiaries.
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
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and February 22, 2021, the weighted-average state cigarette excise tax increased from $0.36 to $1.87 per pack. As of February 22, 2021, one state, Maryland, has enacted new legislation increasing cigarette excise taxes in 2021, but various increases are under consideration or have been proposed.
A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria’s subsidiaries support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of February 22, 2021, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST.
An increasing number of states and localities also are imposing excise taxes on e-vapor and oral nicotine pouches. As of February 22, 2021, 28 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 10 states and the District of Columbia have enacted legislation to tax oral nicotine pouches. Tax increases could have an adverse impact on the sales of these products.
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
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of February 22, 2021, 181 countries, as well as the European Community, have become parties to the FCTC. While the U.S. is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
State Settlement Agreements
As discussed in Note 18, during 1997 and 1998, PM USA and other major domestic cigarette manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. For a discussion of the impact of the State Settlement Agreements on Altria, see Debt and Liquidity - Payments Under State Settlement Agreements and FDA Regulation below and Note 18. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). The State Settlement Agreements also place restrictions on the use of brand name sponsorships and brand name non-tobacco products and prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.
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

Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: A number of states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (1) prohibits the sale of tobacco product categories, such as e-vapor, (2) prohibits the sale of tobacco products with certain characterizing flavors, such as menthol cigarettes, (3) requires the disclosure of health information separate from or in addition to federally mandated health warnings and (4) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products (including proposals to ban all tobacco product sales). The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of February 22, 2021, 19 states and the District of Columbia have proposed legislation to ban flavors in one or more tobacco products, and five states, California, Massachusetts, New Jersey, Utah and New York, have passed such legislation. Some of these states, such as New York and Utah, exempt certain products that have received FDA market authorization through the PMTA pathway. The legislation in California bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen. Following enactment of the flavor ban in August 2020, several registered California voters filed a referendum against the legislation. In January 2021 the requisite number of registered California voters (over 600,000 registered voters were required) signed a petition to place the question of whether the legislation should be affirmed or overturned on the next statewide general election ballot, which will likely take place in 2022 unless a special statewide election is called earlier. As a result, the implementation of the legislation is delayed until after a vote on the referendum occurs. Altria’s tobacco operating companies, in conjunction with other companies, funded this referendum effort. Additionally, in October 2020, Altria’s tobacco operating companies, along with several other parties including R.J. Reynolds, filed a lawsuit challenging the flavor ban and seeking to enjoin its implementation. Massachusetts passed legislation capping the amount of nicotine in e-vapor products. Similar legislation is pending in three other states.
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
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: After a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, in December 2019, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. Although an increase in the minimum age to purchase tobacco products may have a negative impact on sales volume of our tobacco businesses, as discussed above under Underage Access and Use of Certain Tobacco Products, Altria supported raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, reflecting its longstanding commitment to combat underage use.
▪Health Effects of Tobacco Products, Including E-vapor Products: Reports with respect to the health effects of smoking have been publicized for many years, including various reports by the U.S. Surgeon General. In 2019, there were public health advisories concerning vaping-related lung injuries and deaths and, more recently, there have been health concerns raised about potential increased risks associated with COVID-19 among smokers and vapers. Altria and its tobacco subsidiaries believe that the public should be guided by the messages of the U.S. Surgeon General and public health authorities worldwide in making decisions concerning the use of tobacco products.
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
▪Governmental Investigations: From time to time, Altria, its subsidiaries and investees are subject to governmental investigations on a range of matters.  For example: (i) the FTC issued a Civil Investigative Demand (“CID”) to Altria while conducting its antitrust review of Altria’s investment in JUUL seeking information regarding, among other things, Altria’s role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee; (ii) the U.S. Securities and Exchange Commission (“SEC”) commenced an investigation relating to Altria’s acquisition, disclosures and accounting controls in connection with the JUUL investment; and (iii) the New York State Office of the Attorney General issued a subpoena to Altria seeking documents relating to Altria’s investment in and provision of services to JUUL. Additionally, JUUL is currently under investigation by various federal and state agencies, including the SEC, the FDA and the FTC, and state attorneys general.  Such investigations vary in scope but at least some appear to include JUUL’s marketing practices; particularly as such practices relate to youth, and Altria may be asked in the context of those investigations to provide information concerning its investment in JUUL or relating to its marketing of Nu Mark LLC e-vapor products.
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
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for the smokeable products segment:

	Operating Results
	For the Years Ended December 31,
(in millions)	2020	2019	2018

Net revenues	$23,089	$21,996	$22,297
Excise taxes	(5,162)	(5,166)	(5,585)
Revenues net of excise taxes	$17,927	$16,830	$16,712

Reported OCI	$9,985	$9,009	$8,408
NPM adjustment items	4	—	(145)
Asset impairment, exit and implementation costs	2	92	83
Tobacco and health litigation items	79	72	103
COVID-19 special items	41	—	—
Adjusted OCI	$10,111	$9,173	$8,449

Reported OCI margins (1)	55.7%	53.5%	50.3%
Adjusted OCI margins (1)	56.4%	54.5%	50.6%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
2020 Compared with 2019
Net revenues, which include excise taxes billed to customers, increased $1,093 million (5.0%), due primarily to higher pricing ($1,152 million), which includes higher promotional investments.
Reported OCI increased $976 million (10.8%), due primarily to higher pricing ($1,134 million), which includes higher promotional investments, lower costs ($153 million) and lower asset impairment, exit and implementation costs ($90 million), partially offset by higher per unit settlement charges, COVID-19 special items ($41 million) and lower shipment volume ($35 million).
Adjusted OCI increased $938 million (10.2%), due primarily to higher pricing, which includes higher promotional investments, and lower costs, partially offset by higher per unit settlement charges and lower shipment volume.
Marketing, administration and research costs for the smokeable products segment include PM USA’s cost of administering and litigating product liability claims. Litigation defense costs are influenced by a number of factors, including the number and types of cases filed, the number of cases tried annually, the results of trials and appeals, the development of the law controlling relevant legal issues, and litigation strategy and tactics. For further discussion on these matters, see Note 18 and Item 3. For the years ended December 31, 2020 2019 and 2018, product liability defense costs for PM USA were $110 million, $151 million and $179 million, respectively. The COVID-19 pandemic resulted in fewer trials in 2020, which is the primary factor for the reduced costs in 2020 compared to prior years. While this trend may continue in 2021, PM USA expects product liability defense costs to return to amounts similar to 2019 and 2018 once regular trial activity resumes.

2019 Compared with 2018
Net revenues, which include excise taxes billed to customers, decreased $301 million (1.3%), due primarily to lower shipment volume ($1,780 million), partially offset by higher pricing ($1,497 million), which includes lower promotional investments.
Reported OCI increased $601 million (7.1%), due primarily to higher pricing, which includes lower promotional investments, and lower costs ($420 million), partially offset by lower shipment volume ($996 million), 2018 NPM Adjustment Items ($145 million) and higher per unit settlement charges.
Adjusted OCI increased $724 million (8.6%), due primarily to higher pricing, which includes lower promotional investments, and lower costs ($389 million), partially offset by lower shipment volume and higher per unit settlement charges.
Shipment Volume and Retail Share Results
The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Years Ended December 31,
(sticks in millions)	2020	2019	2018
Cigarettes:
Marlboro	88,858	88,473	94,770
Other premium	4,566	4,869	5,552
Discount	8,001	8,457	9,469
Total cigarettes	101,425	101,799	109,791
Cigars:
Black & Mild	1,790	1,641	1,590
Other	10	10	11
Total cigars	1,800	1,651	1,601
Total smokeable products	103,225	103,450	111,392
Note: Cigarettes shipment volume includes Marlboro; Other premium brands, such as Virginia Slims, Parliament, Benson & Hedges and Nat’s; and Discount brands, which include L&M, Basic and Chesterfield. Cigarettes volume includes units sold as well as promotional units, but excludes units sold for distribution to Puerto Rico, and units sold in U.S. Territories, to overseas military and by Philip Morris Duty Free Inc., none of which, individually or in the aggregate, is material to the smokeable products segment.
The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Years Ended December 31,
	2020	2019	2018
Cigarettes:
Marlboro	43.0%	43.3%	43.4%
Other premium	2.3	2.5	2.6
Discount	3.9	4.0	4.3
Total cigarettes	49.2%	49.8%	50.3%
Note: Retail share results for cigarettes are based on data from IRI/Management Science Associates, Inc., a tracking service that uses a sample of stores and certain wholesale shipments to project market share and depict share trends. This service tracks sales in the food, drug, mass merchandisers, convenience, military, dollar store and club trade classes. For other trade classes selling cigarettes, retail share is based on shipments from wholesalers to retailers through the Store Tracking Analytical Reporting System (“STARS”). This service is not designed to capture sales through other channels, including the internet, direct mail and some illicitly tax-advantaged outlets. It is IRI’s standard practice to periodically refresh its services, which could restate retail share results that were previously released in this service.
For a discussion of volume trends and factors that impact volume and retail share performance, see Tobacco Space - Business Environment above.
2020 Compared with 2019
The smokeable products segment’s reported domestic cigarettes shipment volume decreased 0.4%, driven primarily by retail share losses and other factors, partially offset by trade inventory movements and calendar differences. When adjusted for trade inventory movements and calendar differences, the smokeable products segment’s domestic cigarettes shipment volume decreased by an estimated 2%. When adjusted for trade inventory movements, calendar differences and other factors, total estimated domestic cigarette industry volumes were unchanged versus the prior year.
Shipments of premium cigarettes accounted for 92.1% of the smokeable products segment’s reported domestic cigarettes shipment volume for 2020, versus 91.7% for 2019.
Total cigarettes industry discount category retail share increased 0.3 share points to 24.5% in 2020 versus 2019.
Reported cigar shipment volume increased 9.0%.
2019 Compared with 2018
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
Shipments of premium cigarettes accounted for 91.7% of the smokeable products segment’s reported domestic cigarettes shipment volume for 2019, versus 91.4% for 2018.
Total cigarettes industry discount category retail share was 24.2% in 2019, an increase of 0.4 percentage points versus 2018.
Reported cigar shipment volume increased 3.1%.
Pricing Actions
PM USA and Middleton executed the following pricing and promotional allowance actions during 2020, 2019 and 2018:
▪Effective November 1, 2020 PM USA increased the list price on all of its cigarette brands by $0.13 per pack.
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
In addition:
▪Effective January 24, 2021 PM USA increased the list price on all of its cigarette brands by $0.14 per pack.
▪Effective January 10, 2021, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.07 per five-pack.

Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for the oral tobacco products segment:

	Operating Results
	For the Years Ended December 31,
(in millions)	2020	2019	2018

Net revenues	$2,533	$2,367	$2,262
Excise taxes	(130)	(127)	(131)
Revenues net of excise taxes	$2,403	$2,240	$2,131

Reported OCI	$1,718	$1,580	$1,431
Asset impairment, exit, implementation and acquisition-related costs	(3)	26	23
Tobacco and health litigation items	—	—	10
COVID-19 special items	9	—	—
Adjusted OCI	$1,724	$1,606	$1,464

Reported OCI margins (1)	71.5%	70.5%	67.2%
Adjusted OCI margins (1)	71.7%	71.7%	68.7%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
2020 Compared with 2019
Net revenues, which include excise taxes billed to customers, increased $166 million (7.0%), due primarily to higher pricing ($128 million), which includes higher promotional investments (including investments in on!), and higher shipment volume ($33 million).
Reported OCI increased $138 million (8.7%), due primarily to higher pricing, which includes higher promotional investments, higher shipment volume ($22 million) and 2019 asset impairment, exit, implementation and acquisition-related costs ($26 million), partially offset by higher costs (including investments in on!).
Adjusted OCI increased $118 million (7.3%), due primarily to higher pricing, which includes higher promotional investments, and higher shipment volume, partially offset by higher costs (including investments in on!).
2019 Compared with 2018
Net revenues, which include excise taxes billed to customers, increased $105 million (4.6%), due primarily to higher pricing ($197 million), which includes lower promotional investments, partially offset by lower shipment volume ($98 million).
Reported OCI increased $149 million (10.4%), due primarily to higher pricing, which includes lower promotional investments, and lower costs, partially offset by lower shipment volume ($87 million).
Adjusted OCI increased $142 million (9.7%), due primarily to higher pricing, which includes lower promotional investments, and lower costs, partially offset by lower shipment volume.
Shipment Volume and Retail Share Results
Oral tobacco products segment’s shipment volumes and estimated industry shipment volumes for the current and comparable periods include MST, snus and oral nicotine pouch products. The following table summarizes oral tobacco products segment shipment volume performance:

	Shipment Volume
	For the Years Ended December 31,
(cans and packs in millions)	2020	2019	2018
Copenhagen	522.4	522.2	531.7
Skoal	208.5	217.8	231.1
Other (includes Red Seal and on!)	88.7	69.7	69.8
Total oral tobacco products	819.6	809.7	832.6
Note: Oral tobacco products shipment volume includes cans and packs sold, as well as promotional units, but excludes international volume, which is currently not material to the oral tobacco products segment. New types of oral tobacco products, as well as new packaging configurations of existing oral tobacco products, may or may not be equivalent to existing MST products on a can-for-can basis. To calculate volumes of cans and packs shipped, one pack of snus or one can of oral nicotine pouches, irrespective of the number of pouches in the pack or can, is assumed to be equivalent to one can of MST.
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

	Retail Share
	For the Years Ended December 31,
	2020	2019	2018
Copenhagen	31.9%	33.9%	34.4%
Skoal	13.8	15.0	15.9
Other (includes Red Seal and on!)	4.1	3.6	3.4
Total oral tobacco products	49.8%	52.5%	53.7%
Note: Retail share results for oral tobacco products are based on data from IRI InfoScan, a tracking service that uses a sample of stores to project market share and depict share trends.  This service tracks sales in the food, drug, mass merchandisers, convenience, military, dollar store and club trade classes on the number of cans and packs sold.  Oral tobacco products is defined by IRI as MST, snus and oral nicotine pouches. New types of oral tobacco products, as well as new packaging configurations of existing oral tobacco products, may or may not be equivalent to existing MST products on a can-for-can basis. For example, one pack of snus or one can of oral nicotine pouches, irrespective of the number of pouches in the pack or can, is assumed to be equivalent to one can of MST. Because this service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share.  It is IRI’s standard practice to periodically refresh its InfoScan services, which could restate retail share results that were previously released in this service.
For a discussion of volume trends and factors that impact volume and retail share performance, see Tobacco Space - Business Environment above.
2020 Compared with 2019
The oral tobacco products segment’s reported domestic shipment volume increased 1.2%, driven primarily by the industry’s growth rate, calendar differences and other factors, partially offset by retail share losses (primarily due to the growth of oral nicotine pouches) and trade inventory movements. When adjusted for calendar differences, trade inventory movements and other factors, the oral tobacco products segment’s reported domestic shipment volume increased by an estimated 1%.
The oral tobacco products category industry volume increased an estimated 6% over the six months ended December 31, 2020, primarily driven by growth in oral nicotine pouches.
The oral tobacco products segment’s retail share was 49.8% for 2020, and Copenhagen continued to be the leading oral tobacco brand with retail share of 31.9% for 2020. Share losses for both the segment and Copenhagen were due to the growth of oral nicotine pouches.
on! is now available in approximately 78,000 stores as of the end of 2020, which is more than five times the store count from the end of 2019. In stores with distribution, on! achieved a retail share of 2.4 percentage points of the oral tobacco category for full-year 2020. Helix expects unconstrained on! manufacturing capacity for the U.S. market by mid-year 2021.
2019 Compared with 2018
The oral tobacco products segment’s reported domestic shipment volume declined 2.8%, driven primarily by retail share losses, calendar differences, and other factors, partially offset by industry growth and trade inventory movements. When adjusted for trade inventory movements and calendar differences, the oral tobacco products segment’s domestic shipment volume declined 2.5%.
The oral tobacco products category industry volume increased an estimated 3% over the six months ended December 31, 2019, primarily driven by growth in oral nicotine pouches.
Pricing Actions
USSTC executed the following pricing actions during 2020, 2019 and 2018:
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
In addition:
▪Effective March 2, 2021, USSTC increased the list price on its Skoal Blend products by $0.16 per can. USSTC also increased the list price on its Husky, Red Seal and Copenhagen brands and the balance of its Skoal products by $0.08 per can.
Wine Segment
Business Environment
Ste. Michelle is a producer and supplier of premium varietal and blended table wines and of sparkling wines. Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle and 14 Hands, and owns wineries in or distributes wines from several other domestic and foreign wine regions. Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag’s Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley, Patz & Hall in Sonoma and Erath in Oregon. In addition, Ste. Michelle imports and markets Antinori wine and Champagne Nicolas Feuillatte products in the United States. Ste. Michelle works to meet evolving adult consumer preferences over time by developing, marketing and distributing products through innovation.
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
Adult consumer preferences among alcohol categories and within the wine category can shift due to a variety of factors, including changes in taste preferences, demographics or social trends, and changes in leisure, dining and beverage consumption patterns and economic conditions. Evolving adult consumer preferences pose strategic challenges for Ste. Michelle, which has seen slowing growth in the wine category and increases in inventory levels in recent periods. Ste. Michelle has been experiencing product volume demand uncertainty, which was further negatively impacted in 2020 by the COVID-19 pandemic (including economic uncertainty and government actions that restrict direct-to-consumer sales and on-premise sales).
As a result of wine inventory levels significantly exceeding forecasted demand in 2020, Ste. Michelle recorded pre-tax charges of $411 million in 2020. The charges primarily included (i) a $292 million inventory write off in the first quarter of 2020, (ii) estimated losses of $100 million on future non-cancelable grape purchase commitments recorded in the first quarter of 2020 and (iii) inventory disposal costs and other charges of $19 million in 2020. For further discussion see Asset Impairment, Exit and Implementation Costs in Note 5. Evolving adult consumer preferences, the current economic downturn, an extended disruption in on-premise sales or facility shutdowns, either voluntary or government-mandated, could result in a further slowdown in the wine category and otherwise have a material adverse effect on Ste. Michelle’s wine business, the consolidated results of operations, cash flows or financial position of Ste. Michelle.
As with other agricultural commodities, grape quality and availability can be influenced by plant disease and infestation, as well as by variations in weather patterns, such as fires and smoke damage from fires, including those caused by climate change. For example, in 2019, freezing temperatures reduced grape production and resulted in fewer grapes being available to Ste. Michelle. Additionally, Ste. Michelle experienced some impact from the fires in the western United States during 2020.

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
Operating Results
The following table summarizes operating results, includes reported and adjusted OCI margins and provides a reconciliation of reported OCI to adjusted OCI for the wine segment:

	Operating Results
	For the Years Ended December 31,
(in millions)	2020	2019	2018

Net revenues	$614	$689	$691
Excise taxes	(19)	(21)	(21)
Revenues net of excise taxes	$595	$668	$670

Reported OCI (Loss)	$(360)	$(3)	$50
Asset impairment, exit and implementation costs	411	76	54
Adjusted OCI	$51	$73	$104

Reported OCI margins (1)	(60.5)%	(0.4)%	7.5%
Adjusted OCI margins (1)	8.6%	10.9%	15.5%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
2020 Compared with 2019
Net revenues, which include excise taxes billed to customers, decreased $75 million (10.9%), due primarily to lower shipment volume, partially offset by higher pricing, which includes lower promotional investments.
Reported OCI decreased $357 million (100.0%+), due primarily to 2020 inventory-related charges discussed above (included in implementation costs and charged to cost of sales) and lower shipment volume, partially offset by 2019 impairment of wine segment goodwill and higher pricing, which includes lower promotional investments.
Adjusted OCI decreased $22 million (30.1%), due primarily to lower shipment volume, partially offset by higher pricing, which includes lower promotional investments.
For 2020, Ste. Michelle’s reported wine shipment volume of 7,300 thousand cases decreased 12.0%.
2019 Compared with 2018
Net revenues, which include excise taxes billed to customers, were essentially unchanged as higher promotional investments were mostly offset by higher shipment volume and favorable premium mix.
Reported OCI (Loss) decreased $53 million (100.0%+), due primarily to the 2019 impairment of the wine segment goodwill ($74 million), higher costs and higher promotional investments, partially offset by the 2018 impairment of the Columbia Crest trademark ($54 million).
Adjusted OCI decreased $31 million (29.8%), due primarily to higher costs and higher promotional investments.
For 2019, Ste. Michelle’s reported wine shipment volume of 8,294 thousand cases increased 0.6%.

Financial Review
Cash Provided by/Used in Operating Activities
During 2020, net cash provided by operating activities was $8.4 billion compared with $7.8 billion during 2019. This increase was due primarily to the following:
▪higher net revenues in the smokeable products and oral tobacco products segments;
▪lower payments as a result of savings from the cost reduction program announced in December 2018; and
▪lower payments for tobacco and health litigation items;
partially offset by:
▪higher income tax payments;

▪higher long-term debt interest payments; and
▪lower dividends received from ABI in 2020.
During 2019, net cash provided by operating activities was $7.8 billion compared with $8.4 billion during 2018. This decrease was due primarily to the following:
▪lower payments of settlement charges in 2018;
▪lower dividends received from ABI; and
▪higher payments of interest on long-term debt in 2019;
partially offset by:
▪lower costs as a result of the cost reduction program announced in December 2018, net of cash paid under this program in 2019; and
▪lower federal income tax payments in 2019.
Altria had a working capital deficit at December 31, 2020 and 2019. Altria’s management believes that Altria has the ability to fund working capital deficits with cash provided by operating activities and borrowings through its access to credit and capital markets, as discussed in the Debt and Liquidity section below.
Cash Provided by/Used in Investing Activities
During 2020, net cash used in investing activities was $0.1 billion compared with $2.4 billion during 2019. This decrease was due primarily to the investment in Cronos in 2019 and Helix’s 2019 acquisition of the Burger Group.
During 2019, net cash used in investing activities was $2.4 billion compared with $13.0 billion during 2018. This decrease was due primarily to the following:
▪Altria’s $12.8 billion investment in JUUL in 2018;
partially offset by:
▪Altria’s $1.9 billion investment in Cronos in 2019; and
▪Helix’s acquisition of the Burger Group in 2019.
Capital expenditures for 2020 decreased 6.1% to $231 million. Capital expenditures for 2021 are expected to be in the range of $200 million to $250 million, and are expected to be funded from operating cash flows.
Cash Provided by/Used in Financing Activities
During 2020, net cash used in financing activities was $5.4 billion compared with $4.7 billion during 2019. This increase was due primarily to the following:
▪proceeds of $16.3 billion from the issuance of long-term senior unsecured notes in 2019; and
▪higher dividends paid in 2020;
partially offset by:
▪repayments of $12.8 billion of short-term borrowings in 2019;
▪proceeds of $2.0 billion from the issuance of long-term senior unsecured notes in 2020;
▪repurchases of common stock in 2019; and
▪lower repayments of long-term debt at maturity in 2020.
During 2019, net cash used in financing activities was $4.7 billion compared with net cash provided by financing activities of $4.7 billion during 2018. This change was due primarily to the following:
▪proceeds of $12.8 billion from short-term borrowings in 2018;
▪repayments of $12.8 billion of short-term borrowings in 2019;
▪higher dividends paid during 2019; and
▪higher repayments of long-term debt at maturity in 2019;
partially offset by:
▪proceeds of $16.3 billion from the issuance of long-term senior unsecured notes during 2019; and
▪lower repurchases of common stock during 2019.
Debt and Liquidity
Source of Funds - Altria is a holding company. As a result, its access to the operating cash flows of its wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria receives cash dividends on its interest in ABI and will continue to do so as long as ABI pays dividends.

Credit Ratings - Altria’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under Altria’s Credit Agreement is discussed in Note 8. Short-Term Borrowings and Borrowing Arrangements to the consolidated financial statements in Item 8 (“Note 8”).
At December 31, 2020, the credit ratings and outlook for Altria’s indebtedness by major credit rating agencies were:

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
Altria’s Credit Agreement, which is used for general corporate purposes, had $3.0 billion available at December 31, 2020.
At December 31, 2020, Altria was in compliance with its covenants associated with the Credit Agreement, and expects to continue to meet its covenants associated with the Credit Agreement.
For further details on short-term borrowings, see Note 8.
Any commercial paper issued by Altria and borrowings under the Credit Agreement are guaranteed by PM USA. For further discussion, see Supplemental Guarantor Financial Information below and Note 9. Long-Term Debt to the consolidated financial statements in Item 8 (“Note 9”).
Financial Market Environment - Altria believes it has adequate liquidity and access to financial resources to meet its anticipated obligations and ongoing business needs in the foreseeable future. Altria monitors the credit quality of its bank group and is not aware of any potential non-performing credit provider in that group.
Investment in ABI - In 2020, ABI’s proactive actions to preserve financial flexibility and commitment to its long-term deleveraging initiative included a 50% reduction to its final 2019 dividend paid in the second quarter of 2020 and a decision to forgo its interim 2020 dividend that would have been paid in the fourth quarter of 2020. Altria does not expect changes in cash dividends it receives from ABI to have a material impact on its consolidated financial position, liquidity or earnings.
COVID-19 Pandemic - Due to the uncertainty surrounding the COVID-19 pandemic, including its duration, severity and ultimate overall impact on the global and U.S. economies and the businesses of Altria’s operating companies, Altria maintained a higher than normal cash balance during 2020 to preserve its financial flexibility. Altria took the following actions to increase its cash position:
▪issued $2.0 billion of long-term senior unsecured notes in May 2020; and
▪did not repurchase any shares during 2020 (in April 2020, the Board of Directors rescinded the $500 million remaining in the $1.0 billion share repurchase program).
In January 2021, the Board of Directors authorized a new $2.0 billion share repurchase program, which Altria expects to complete by June 30, 2022. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.
Debt - At December 31, 2020 and 2019, Altria’s total debt was $29.5 billion and $28.0 billion, respectively. The increase in debt was primarily due to Altria’s May 2020 issuance of long-term senior unsecured notes in the aggregate principal amount of $2.0 billion and the changes in the carrying value of the foreign currency denominated debt due to changes in the Euro to USD exchange rate, partially offset by the repayment in full of $1.0 billion of senior unsecured notes at scheduled maturity in January 2020.
All of Altria’s long-term debt outstanding at December 31, 2020 and 2019 was fixed-rate debt. The weighted-average coupon interest rate on total long-term debt was approximately 4.1% and 4.2% at December 31, 2020 and 2019, respectively.
On February 1, 2021, Altria commenced a series of debt-related transactions to reduce the near-term maturity towers and extend the weighted average maturity of its debt. The transactions are described in further detail below.
▪Tender Offers - On February 1, 2021, Altria commenced cash tender offers (the “Tender Offers”) for an aggregate purchase price of up to $3.65 billion in respect of certain of its outstanding long-term senior unsecured notes (the “Tender Notes”). On February 16, 2021, the Tender Offers were amended to increase the aggregate purchase price. The Tender Offers will expire on March 1, 2021, unless extended or earlier terminated. The results of the Tender Offers are discussed below.
On February 18, 2021, Altria paid approximately $4.6 billion to purchase the Tender Notes (aggregate principal amount of approximately $4.0 billion) validly tendered and not validly withdrawn at or prior to February 12, 2021 that it had accepted for purchase in the Tender Offers. Altria does not intend to accept any additional Tender Notes for purchase in the Tender Offers.

The principal amounts of Tender Notes purchased by Altria were:

(in millions)	Principal Amount of Tender Notes Purchased
2.850% Notes due 2022	$795
2.950% Notes due 2023	132
4.000% Notes due 2024	624
3.800% Notes due 2024	655
4.400% Notes due 2026	430
4.800% Notes due 2029	1,094
9.950% Notes due 2038	65
10.200% Notes due 2039	18
6.200% Notes due 2059	229
$4,042

▪Issuance of New Notes - On February 4, 2021, Altria issued long-term senior unsecured notes in the aggregate principal amount of $5.5 billion (the “Notes”). The net proceeds from the issuance of the Notes were used (i) to fund the purchase of the Tender Notes accepted for purchase in the Tender Offers and the payment of related fees and expenses, (ii) to fund the Redemption described below and (iii) for other general corporate purposes.
Altria’s obligations under the Notes are fully and unconditionally guaranteed by PM USA. The Notes contain the following terms:
▪$1.75 billion at 2.450%, due 2032, interest payable semiannually beginning August 4, 2021;
▪$1.50 billion at 3.400%, due 2041, interest payable semiannually beginning August 4, 2021;
▪$1.25 billion at 3.700%, due 2051, interest payable semiannually beginning August 4, 2021; and
▪$1.00 billion at 4.000%, due 2061, interest payable semiannually beginning August 4, 2021.
▪Redemption of Notes - On February 4, 2021, Altria exercised its optional redemption rights to redeem all of its outstanding 3.490% Notes due 2022 in an aggregate principal amount of $1.0 billion (the “Redemption”). Altria paid the Redemption on February 19, 2021.
Altria will record a one-time, pre-tax charge against reported earnings in the first quarter of 2021 of approximately $645 million, or an estimated $0.27 per share, reflecting the loss on early extinguishment of debt related to the Tender Offers and the Redemption, which includes estimated premiums and fees, and write-off of unamortized debt discounts and debt issue costs.
For further details on long-term debt, see Note 9.
In October 2020, Altria filed a registration statement on Form S-3 with the SEC, under which Altria may offer debt securities or warrants to purchase debt securities from time to time over a three-year period from the date of filing.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Altria has no off-balance sheet arrangements, including special purpose entities, other than guarantees and contractual obligations that are discussed below.
Guarantees and Other Similar Matters - As discussed in Note 18, Altria and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at December 31, 2020. From time to time, subsidiaries of Altria also issue lines of credit to affiliated entities. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 9, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under the commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity. For further discussion regarding Altria’s liquidity, see the Debt and Liquidity section above.

Aggregate Contractual Obligations - The following table summarizes Altria’s contractual obligations at December 31, 2020:

	Payments Due
(in millions)	Total	2021	2022 - 2023	2024 - 2025	2026 and Thereafter
Long-term debt (1)	$29,701	$1,500	$4,777	$4,066	$19,358
Interest on borrowings (2)	17,774	1,191	2,200	1,932	12,451
Operating leases (3)	182	45	56	20	61
Purchase obligations: (4)
Inventory and production costs	3,997	1,095	1,363	650	889
Other	665	538	127	—	—
	4,662	1,633	1,490	650	889
Other long-term liabilities (5)	2,047	79	150	168	1,650
	$54,366	$4,448	$8,673	$6,836	$34,409
(1) Amounts represent the expected cash payments of Altria’s long-term debt and exclude changes resulting from the debt transactions in February 2021 discussed above.
(2) Amounts represent the expected cash payments of Altria’s interest expense on its long-term debt. Interest on Altria’s long-term debt, which was all fixed-rate debt at December 31, 2020, is presented using the stated coupon interest rate. Amounts exclude the amortization of debt discounts and debt issuance costs, the amortization of loan fees and fees for lines of credit that would be included in interest, other debt expense, net in the consolidated statements of earnings (losses) and changes resulting from the debt transactions in February 2021 discussed above.
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
(5) Other long-term liabilities primarily consist of accrued postretirement health care costs and certain accrued pension costs. The amounts included in the table above for accrued pension costs consist of the actuarially determined anticipated minimum funding requirements for each year from 2021 through 2025. Contributions beyond 2025 cannot be reasonably estimated and, therefore, are not included in the table above. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued postemployment costs, income taxes and tax contingencies, and other accruals. Altria is unable to estimate the timing of payments for these items.
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
Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 18, PM USA has entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Altria’s subsidiaries recorded approximately $4.7 billion, $4.5 billion and $4.5 billion of charges to cost of sales for each of the years ended December 31, 2020, 2019 and 2018, respectively, in connection with the State Settlement Agreements and FDA user fees. For further discussion of the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the MSA, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 18.
Based on current agreements, 2020 market share and estimated annual industry volume decline rates, the estimated amounts that Altria’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees approximate $4.5 billion each year for the next three years. These amounts exclude the potential impact of any NPM Adjustment Items.
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
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of December 31, 2020, PM USA had posted appeal bonds totaling $61 million, which have been collateralized with restricted cash that is included in assets on the consolidated balance sheet.
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
Equity and Dividends
As discussed in Note 11. Stock Plans to the consolidated financial statements in Item 8, during 2020 Altria granted an aggregate of 1.2 million restricted stock units and 0.3 million performance stock units to eligible employees.
At December 31, 2020, the number of shares to be issued upon vesting of restricted stock units and performance stock units was not significant.
Dividends paid in 2020 and 2019 were approximately $6.3 billion and $6.1 billion, respectively, an increase of 3.6%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria in 2019 under its share repurchase programs.
In July 2020, the Board of Directors declared a 2.4% increase in the quarterly dividend rate to $0.86 per share of Altria common stock versus the previous rate of $0.84 per share. The current annualized dividend rate is $3.44 per share. Altria has a long-term objective of a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. Future dividend payments remain subject to the discretion of the Board.
For a discussion of Altria’s share repurchase programs, see Note 10. Capital Stock to the consolidated financial statements in Item 8 and Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Form 10-K.
New Accounting Guidance Not Yet Adopted
See Note 2 for a discussion of issued accounting guidance applicable to, but not yet adopted by, Altria.
Contingencies
See Note 18 and Item 3 for a discussion of contingencies.

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
▪received less than reasonably equivalent value or fair consideration therefor; and
▪either:
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
▪the payment in full of the Obligations pertaining to such Guarantees; and
▪the rating of the Parent’s long-term senior unsecured debt by Standard & Poor’s of A or higher.
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
Summarized Balance Sheets
(in millions of dollars)

	December 31, 2020
	Parent	Guarantor
Assets
Due from Non-Guarantor Subsidiaries	$112	$199
Other current assets	4,896	734
Total current assets	$5,008	$933

Due from Non-Guarantor Subsidiaries	$4,790	$—
Other assets	16,883	1,983
Total non-current assets	$21,673	$1,983

Liabilities
Due to Non-Guarantor Subsidiaries	$1,169	$656
Other current liabilities	3,688	4,539
Total current liabilities	$4,857	$5,195

Total non-current liabilities	$30,958	$1,268

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Year Ended December 31, 2020
	Parent (1)	Guarantor
Net revenues	$—	$22,094
Gross profit	—	10,693
Net earnings (losses)	(1,061)	6,947
(1) For the year ended December 31, 2020, net earnings (losses) includes $228 million of intercompany interest income from non-guarantor subsidiaries.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The fair value of Altria’s long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting from changes in market interest rates. The following table provides the fair value of Altria’s long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates at December 31, 2020 and 2019:

(in billions)	December 31, 2020	December 31, 2019
Fair value	$34.7	$30.7
Decrease in fair value from a 1% increase in market interest rates	2.7	2.4
Increase in fair value from a 1% decrease in market interest rates	3.1	2.7
Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”), or a mutually agreed upon benchmark rate, plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria’s long-term senior unsecured debt ratings at December 31, 2020 for borrowings under the Credit Agreement was 1.0%. At December 31, 2020 and 2019, Altria had no borrowings under the Credit Agreement.
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
The following table provides (i) fair values of the Fixed-price Preemptive Rights and Cronos warrants and (ii) the change in fair value based on a 10% increase or decrease in the quoted market price of Cronos shares at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
(in millions)	Fixed-price Preemptive Rights		Cronos Warrant
Fair values	$24	$69	$139	$234
Change in fair value based on a 10% increase/decrease in the quoted market price of Cronos shares	6	13	28	37

Item 8. Financial Statements and Supplementary Data.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions of dollars)
________________________

at December 31,	2020	2019
Assets
Cash and cash equivalents	$4,945	$2,117
Receivables	137	152
Inventories:
Leaf tobacco	844	874
Other raw materials	200	192
Work in process	502	696
Finished product	420	531
	1,966	2,293
Other current assets	69	262
Total current assets	7,117	4,824

Property, plant and equipment, at cost:
Land and land improvements	348	353
Buildings and building equipment	1,480	1,461
Machinery and equipment	3,010	2,998
Construction in progress	312	262
	5,150	5,074
Less accumulated depreciation	3,138	3,075
	2,012	1,999

Goodwill	5,177	5,177
Other intangible assets, net	12,615	12,687
Investments in equity securities ($1,868 million and $303 million at December 31, 2020 and 2019, respectively, measured at fair value)	19,529	23,581
Other assets	964	1,003
Total Assets	$47,414	$49,271

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
____________________________________________

at December 31,	2020	2019
Liabilities
Current portion of long-term debt	$1,500	$1,000
Accounts payable	380	325
Accrued liabilities:
Marketing	523	393
Settlement charges	3,564	3,346
Other	1,494	1,545
Dividends payable	1,602	1,565
Total current liabilities	9,063	8,174

Long-term debt	27,971	27,042
Deferred income taxes	4,532	5,083
Accrued pension costs	551	473
Accrued postretirement health care costs	1,951	1,797
Other liabilities	381	345
Total liabilities	44,449	42,914
Contingencies (Note 18)
Redeemable noncontrolling interest	40	38
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,910	5,970
Earnings reinvested in the business	34,679	36,539
Accumulated other comprehensive losses	(4,341)	(2,864)
Cost of repurchased stock (947,542,152 shares at December 31, 2020 and 947,979,763 shares at December 31, 2019)	(34,344)	(34,358)
Total stockholders’ equity attributable to Altria	2,839	6,222
Noncontrolling interests	86	97
Total stockholders’ equity	2,925	6,319
Total Liabilities and Stockholders’ Equity	$47,414	$49,271

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Earnings (Losses)
(in millions of dollars, except per share data)
____________________________________

for the years ended December 31,	2020	2019	2018
Net revenues	$26,153	$25,110	$25,364
Cost of sales	7,818	7,085	7,373
Excise taxes on products	5,312	5,314	5,737
Gross profit	13,023	12,711	12,254
Marketing, administration and research costs	2,154	2,226	2,756
Asset impairment and exit costs	(4)	159	383
Operating income	10,873	10,326	9,115
Interest and other debt expense, net	1,209	1,280	665
Net periodic benefit income, excluding service cost	(77)	(37)	(34)
(Income) losses from equity investments	111	(1,725)	(890)
Impairment of JUUL equity securities	2,600	8,600	—
Loss on Cronos-related financial instruments	140	1,442	—
Loss on ABI/SABMiller business combination	—	—	33
Earnings before income taxes	6,890	766	9,341
Provision for income taxes	2,436	2,064	2,374
Net earnings (losses)	4,454	(1,298)	6,967
Net (earnings) losses attributable to noncontrolling interests	13	5	(4)
Net earnings (losses) attributable to Altria	$4,467	$(1,293)	$6,963
Per share data:
Basic earnings (losses) per share attributable to Altria	$2.40	$(0.70)	$3.69
Diluted earnings (losses) per share attributable to Altria	$2.40	$(0.70)	$3.68

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings (Losses)
(in millions of dollars)
_______________________

for the years ended December 31,	2020	2019	2018
Net earnings (losses)	$4,454	$(1,298)	$6,967
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	(228)	(24)	68
ABI	(1,245)	(319)	(309)
Currency translation adjustments and other	(4)	26	(1)
Other comprehensive earnings (losses), net of deferred income taxes	(1,477)	(317)	(242)

Comprehensive earnings (losses)	2,977	(1,615)	6,725
Comprehensive (earnings) losses attributable to noncontrolling interests	13	5	(4)
Comprehensive earnings (losses) attributable to Altria	$2,990	$(1,610)	$6,721

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions of dollars)
__________________

for the years ended December 31,	2020	2019	2018
Cash Provided by (Used in) Operating Activities
Net earnings (losses)	$4,454	$(1,298)	$6,967
Adjustments to reconcile net earnings (losses) to operating cash flows:
Depreciation and amortization	257	226	227
Deferred income tax benefit	(164)	(95)	(57)
(Income) losses from equity investments	111	(1,725)	(890)
Loss on ABI/SABMiller business combination	—	—	33
Dividends from ABI	108	396	657
Loss on Cronos-related financial instruments	140	1,442	—
Impairment of JUUL equity securities	2,600	8,600	—
Asset impairment and exit costs, net of cash paid	(51)	41	354
Cash effects of changes:
Receivables	20	(8)	—
Inventories	2	42	(129)
Accounts payable	53	(79)	27
Income taxes	(29)	89	218
Accrued liabilities and other current assets	(15)	11	(21)
Accrued settlement charges	218	(108)	980
Pension plan contributions	(33)	(56)	(41)
Pension provisions and postretirement, net	(49)	(52)	(13)
Other, net (1)	763	411	79
Net cash provided by (used in) operating activities	8,385	7,837	8,391
Cash Provided by (Used in) Investing Activities
Capital expenditures	(231)	(246)	(238)
Acquisitions of businesses and assets	—	(421)	(15)
Investment in JUUL	—	(5)	(12,800)
Investment in Cronos	—	(1,899)	—
Other, net	88	173	65
Net cash provided by (used in) investing activities	(143)	(2,398)	(12,988)
(1) 2020 reflects inventory-related amounts associated with the Wine Business Strategic Reset. For further discussion, see Note 5. Asset Impairment, Exit and Implementation Costs.
See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
__________________

	for the years ended December 31,	2020	2019	2018
	Cash Provided by (Used in) Financing Activities
	Proceeds from short-term borrowings	$3,000	$—	$12,800
	Repayment of short-term borrowings	(3,000)	(12,800)	—
	Long-term debt issued	1,993	16,265	—
	Long-term debt repaid	(1,000)	(1,144)	(864)
	Repurchases of common stock	—	(845)	(1,673)
	Dividends paid on common stock	(6,290)	(6,069)	(5,415)
	Other, net	(99)	(119)	(132)
	Net cash provided by (used in) financing activities	(5,396)	(4,712)	4,716
	Cash, cash equivalents and restricted cash:
	Increase (decrease)	2,846	727	119
	Balance at beginning of year	2,160	1,433	1,314
	Balance at end of year	$5,006	$2,160	$1,433
Cash paid:	Interest	$1,246	$991	$704
	Income taxes	$2,616	$1,977	$2,307

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on Altria’s consolidated balance sheets:

	at December 31,	2020	2019	2018
	Cash and cash equivalents	$4,945	$2,117	$1,333
	Restricted cash included in other current assets (1)	1	—	57
	Restricted cash included in other assets (1)	60	43	43
	Cash, cash equivalents and restricted cash	$5,006	$2,160	$1,433
(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 18. Contingencies.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in millions of dollars, except per share data)
____________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2017	$935	$5,952	$42,251	$(1,897)	$(31,864)	$3	$15,380
Reclassification due to adoption of ASU 2018-02 (1)	—	—	408	(408)	—	—	—
Net earnings (losses) (2)	—	—	6,963	—	—	—	6,963
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(242)	—	—	(242)
Stock award activity	—	9	—	—	13	—	22
Cash dividends declared ($3.00 per share)	—	—	(5,660)	—	—	—	(5,660)
Repurchases of common stock	—	—	—	—	(1,673)	—	(1,673)
Other	—	—	—	—	—	(1)	(1)
Balances, December 31, 2018	935	5,961	43,962	(2,547)	(33,524)	2	14,789
Net earnings (losses) (2)	—	—	(1,293)	—	—	(7)	(1,300)
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(317)	—	—	(317)
Stock award activity	—	9	—	—	11	—	20
Cash dividends declared ($3.28 per share)	—	—	(6,130)	—	—	—	(6,130)
Repurchases of common stock	—	—	—	—	(845)	—	(845)
Issuance of noncontrolling interest in Helix	—	—	—	—	—	88	88
Other	—	—	—	—	—	14	14
Balances, December 31, 2019	935	5,970	36,539	(2,864)	(34,358)	97	6,319
Net earnings (losses) (2)	—	—	4,467	—	—	(16)	4,451
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(1,477)	—	—	(1,477)
Stock award activity	—	13	—	—	14	—	27
Cash dividends declared ($3.40 per share)	—	—	(6,327)	—	—	—	(6,327)
Other	—	(73)	—	—	—	5	(68)
Balances, December 31, 2020	$935	$5,910	$34,679	$(4,341)	$(34,344)	$86	$2,925
(1) In 2018, Altria adopted Accounting Standards Update (“ASU”) 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), and reclassified the stranded income tax effects of the 2017 Tax Cuts and Jobs Act (the “Tax Reform Act”) on items with accumulated other comprehensive losses to earnings reinvested in the business.
(2) Amounts attributable to noncontrolling interests for each of the years ended December 31, 2020, 2019 and 2018 exclude net earnings of $3 million, $2 million and $4 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the consolidated balance sheets at December 31, 2020, 2019 and 2018.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_______________________________

Note 1. Background and Basis of Presentation
When used in these notes, the term “Altria” refers to Altria Group, Inc. and its subsidiaries, unless the context requires otherwise.

▪Background: At December 31, 2020, Altria Group, Inc.’s (“Altria”) wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States (including super premium cigarettes previously manufactured and sold by Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”); John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which through its wholly owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of moist smokeless tobacco products (“MST”), snus products and wine; and Philip Morris Capital Corporation (“PMCC”), which maintains a portfolio of finance assets, substantially all of which are leveraged leases. In addition, at December 31, 2020, Altria owned an 80% interest in Helix Innovations LLC (“Helix”), which is engaged in the manufacture and sale of oral nicotine pouches. Other Altria wholly owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria and its subsidiaries. Altria’s access to the operating cash flows of its wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2020, Altria’s significant wholly owned subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
In 2019, Helix acquired Burger Söhne Holding and its subsidiaries as well as certain affiliated companies (the “Burger Group”) that are engaged in the manufacture and sale of on! oral nicotine pouches. At closing, Altria owned an 80% interest in Helix, for which Altria paid $353 million in 2019. The purchase price allocation has been completed, and there were no changes subsequent to the acquisition date.
At December 31, 2020, Altria’s investments in equity securities consisted of Anheuser-Busch InBev SA/NV (“ABI”), Cronos Group Inc. (“Cronos”) and JUUL Labs, Inc. (“JUUL”). Altria accounts for its investments in ABI and Cronos under the equity method of accounting using a one-quarter lag. Altria accounts for its equity investment in JUUL under the fair value option.
At December 31, 2020, Altria had a 10.0% ownership interest in ABI. Altria receives cash dividends on its interest in ABI and will continue to do so as long as ABI pays dividends.
In December 2018, Altria made an investment in JUUL by purchasing shares of non-voting convertible common stock of JUUL representing a 35% ownership interest. JUUL is engaged in the manufacture and sale of e-vapor products in the U.S. and certain international markets. In November 2020, Altria exercised its rights to convert its non-voting shares to voting shares. Altria does not currently intend to exercise its additional governance rights obtained upon share conversion, including the right to elect directors to JUUL’s board, or to vote its JUUL shares other than as a passive investor, pending the outcome of the U.S. Federal Trade Commission (“FTC”) administrative complaint. At December 31, 2020, Altria had a 35% ownership interest in JUUL.
In March 2019, Altria acquired a 45% ownership interest in Cronos, a global cannabinoid company headquartered in Toronto, Canada. At December 31, 2020, Altria had a 43.5% ownership interest in Cronos.
For further discussion of Altria’s investments in equity securities, see Note 6. Investments in Equity Securities.
▪Basis of Presentation: The consolidated financial statements include Altria, as well as its wholly owned and majority-owned subsidiaries. Investments in equity securities in which Altria has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method of accounting or the fair value option. Investments in equity securities that Altria does not have the ability to exercise significant influence over the operating and financial policies of the investee are accounted for as an investment in an equity security. All intercompany transactions and balances have been eliminated.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. Significant estimates and assumptions include, among other things, pension and benefit plan assumptions, lives and valuation assumptions for goodwill and other intangible assets, impairment and fair value evaluations for equity investments, marketing programs, income taxes, and the estimated residual values of finance leases. Actual results could differ from those estimates.
In the first quarter of 2020, Altria renamed its smokeless products segment as the oral tobacco products segment.
Certain immaterial prior year amounts have been adjusted to conform with the current year’s presentation.

During the second quarter of 2020, Altria began complying early with U.S. Securities and Exchange Commission (“SEC”) Regulation S-X Rules 13-01 and 13-02 regarding the financial disclosure requirements for registered debt securities with guarantees. In October 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, to reflect changes made to its disclosure rules on registered debt securities with guarantees. The new rules replace the previously required condensed consolidating financial information with summarized financial information of the issuer and the guarantor and, among other things, require expanded qualitative disclosures. Altria has elected to provide this information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in its Annual Report on Form 10-K as permitted by the new rules.
During the fourth quarter of 2020, Altria began complying early with the SEC’s amendments to the financial disclosures rules regarding acquired and disposed businesses. Among other changes, the amendments impact SEC rules relating to the definition of “significant” subsidiaries and the requirements related to the provision of financial statements for “significant” acquisitions.
On January 1, 2020, Altria adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments and all related ASU amendments (collectively “ASU No. 2016-13”). This guidance replaces the current incurred loss impairment methodology for recognizing credit losses for financial assets with a methodology that reflects the entity’s current estimate of all expected credit losses and requires consideration of a broader range of reasonable and supportable information for estimating credit losses. The adoption of ASU No. 2016-13 did not have a material impact on Altria’s consolidated financial statements.
Additionally, on January 1, 2020, Altria adopted ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU No. 2018-15”). This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The adoption of ASU No. 2018-15 did not have a material impact on Altria’s consolidated financial statements.

Note 2. Summary of Significant Accounting Policies
▪Cash and Cash Equivalents: Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.
▪Depreciation, Amortization and Impairment Testing: Property, plant and equipment are stated at historical costs and depreciated by the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods up to 25 years, and buildings and building improvements over periods up to 50 years. Definite-lived intangible assets are amortized over their estimated useful lives up to 25 years.
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
Altria conducts a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require Altria to perform an interim review. Altria has the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If necessary, Altria will perform a single step quantitative impairment test. Additionally, Altria has the option to unconditionally bypass the qualitative assessment and perform a single step quantitative assessment. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit, but is limited to the total amount of goodwill allocated to a reporting unit. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, which is determined using discounted cash flows, the intangible asset is considered impaired and is reduced to fair value in the period identified.
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
For financial instruments that are not designated as hedging instruments or do not qualify for hedge accounting, changes in fair value are recorded in the consolidated statement of earnings (losses) each period. Altria does not enter into or hold derivative financial instruments for trading or speculative purposes.
▪Employee Benefit Plans: Altria provides a range of benefits to certain employees and retired employees, including pension, postretirement health care and postemployment benefits. Altria records annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions as to discount rates, assumed rates of return on plan assets, mortality, compensation increases, turnover rates and health care cost trend rates.
Altria recognizes the funded status of its defined benefit pension and other postretirement plans on the consolidated balance sheets and records as a component of other comprehensive earnings (losses), net of deferred income taxes, the gains or losses and prior service costs or credits that have not been recognized as components of net periodic benefit cost. The gains or losses and prior service costs or credits recorded as components of other comprehensive earnings (losses) are subsequently amortized into net periodic benefit cost in future years.
▪Environmental Costs: Altria is subject to laws and regulations relating to the protection of the environment. Altria provides for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change.
Compliance with environmental laws and regulations, including the payment of any remediation and compliance costs or damages and the making of related expenditures, has not had, and is not expected to have, a material adverse effect on Altria’s consolidated results of operations, capital expenditures, financial position or cash flows. See Note 18. Contingencies - Environmental Regulation.
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
Level 1Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
▪Inventories: The last-in, first-out (“LIFO”) method is used to determine the cost of substantially all tobacco inventories. The cost of the remaining inventories is determined using the first-in, first-out (“FIFO”) and average cost methods. Inventories that are measured using the LIFO method are stated at the lower of cost or market. Inventories that are measured using the FIFO and average cost methods are stated at the lower of cost and net realizable value. It is a generally recognized industry practice to classify leaf tobacco and wine inventories as current assets although part of such inventory, because of the duration of the curing and aging process, ordinarily would not be used within one year. The cost of approximately 59% and 56% of inventories at December 31, 2020 and 2019, respectively, was determined using the LIFO method. The stated LIFO amounts of inventories were approximately $0.6 billion lower than the current cost of inventories at December 31, 2020 and 2019.
▪Investments in Equity Securities: Investments in equity securities in which Altria has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method of accounting or the fair value option. The election of the fair value option is irrevocable and is made on an investment by investment basis.
Altria elected to account for its investments in ABI and Cronos under the equity method of accounting. Altria’s share of equity earnings (losses) and other adjustments associated with these equity investments are included in income (losses) from equity investments in the consolidated statements of earnings (losses). The carrying value for each of Altria’s equity investments in ABI and Cronos is reported in investments in equity securities on the consolidated balance sheets. Equity method investments accounted for under the equity method of accounting are reported at cost and adjusted each period for Altria’s share of income (loss) and dividends paid, if any. Altria reports its share of ABI’s and Cronos’s results using a one-quarter lag because results are not available in time for Altria to record them in the concurrent period. Altria reviews its equity investments accounted for under the equity method of accounting for impairment by comparing the fair value of each of its investments to their carrying value. If the carrying value of an investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. The factors used to make this determination include the duration and magnitude of the fair value decline, the financial condition and near-term prospects of the investee, and Altria’s intent and ability to hold its investment until recovery.
Following Share Conversion (as defined in Note 6. Investments in Equity Securities) in the fourth quarter of 2020, Altria elected to account for its equity investment in JUUL under the fair value option. Under this option, any cash dividends received and any changes in the fair value of the equity investment in JUUL, which is calculated quarterly using level 3 fair value measurements, are included in income (losses) from equity investments in the consolidated statements of earnings (losses). The fair value of the equity investment in JUUL is included in investments in equity securities on the consolidated balance sheet at December 31, 2020. Prior to Altria exercising its right to convert its non-voting shares to voting shares, Altria accounted for its investment in JUUL as an investment in an equity security. Since the JUUL shares did not have a readily determinable fair value, Altria elected to measure its investment in JUUL at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
▪Litigation Contingencies and Costs: Altria and its subsidiaries record provisions in the consolidated financial statements for pending litigation when it is determined that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Litigation defense costs are expensed as incurred and included in marketing, administration and research costs in the consolidated statements of earnings (losses). See Note 18. Contingencies.
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

Note 3. Revenues from Contracts with Customers
Altria disaggregates net revenues based on product type. For further discussion, see Note 15. Segment Reporting.
Altria’s businesses offer cash discounts to customers for prompt payment and calculate cash discounts as a percentage of the list price based on historical experience and agreed-upon payment terms. Altria’s businesses record an allowance for cash discounts, which is included as a contra-asset against receivables on Altria’s consolidated balance sheets. Cash discounts at December 31, 2020 and 2019, were de minimis and there were no differences between amounts recorded as an allowance for cash discounts and cash discounts subsequently given to customers.
Altria’s businesses that receive payments in advance of product shipment record such payments as deferred revenue. These payments are included in other accrued liabilities on Altria’s consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue was $301 million and $362 million at December 31, 2020 and 2019, respectively. When cash is received in advance of product shipment, Altria’s businesses satisfy their performance obligations within three days of receiving payment. At December 31, 2020 and 2019, there were no differences between amounts recorded as deferred revenue and amounts subsequently recognized as revenue.
Receivables were $137 million and $152 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, there were no expected differences between amounts recorded and subsequently received, and Altria’s businesses did not record an allowance for doubtful accounts against these receivables.

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

Note 4. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Smokeable products	$99	$99	$3,044	$3,071
Oral tobacco products	5,078	5,078	9,164	9,196
Wine	—	—	237	238
Other	—	—	170	182
Total	$5,177	$5,177	$12,615	$12,687
At December 31, 2020 and 2019, the accumulated impairment losses related to goodwill were $185 million.
Other intangible assets consisted of the following:

	December 31, 2020		December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,676	$—	$11,676	$—
Definite-lived intangible assets	1,275	336	1,275	264
Total other intangible assets	$12,951	$336	$12,951	$264

At December 31, 2020, indefinite-lived intangible assets consist substantially of trademarks from Altria’s 2009 acquisition of UST ($9.0 billion) and 2007 acquisition of Middleton ($2.6 billion). Definite-lived intangible assets, which consist primarily of intellectual property, customer relationships and certain cigarette trademarks, are amortized over a weighted-average period of 20 years. Pre-tax amortization expense for definite-lived intangible assets during the years ended December 31, 2020, 2019 and 2018, was $72 million, $44 million and $38 million, respectively. Annual amortization expense for each of the next five years is estimated to be approximately $70 million, assuming no additional transactions occur that require the amortization of intangible assets.

The changes in goodwill and net carrying amount of intangible assets were as follows:

	2020		2019
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Balance at January 1	$5,177	$12,687	$5,196	$12,279
Changes due to:
Acquisitions (1)	—	—	55	451
Asset impairment	—	—	(74)	—
Amortization	—	(72)	—	(43)
Balance at December 31	$5,177	$12,615	$5,177	$12,687
(1) Substantially all of the 2019 changes reflect Helix’s acquisition of the Burger Group, which held assets consisting primarily of intellectual property. For further discussion, see Note 1. Background and Basis of Presentation.
During 2020, Altria’s annual impairment test of goodwill and indefinite-lived intangible assets resulted in no impairment charges.
During 2019, upon completion of Altria’s annual impairment testing of goodwill and other indefinite-lived intangible assets, Altria concluded that goodwill of $74 million in the wine segment was fully impaired as the wine reporting unit was impacted by a slowing growth rate in the premium wine category and higher inventories.
During 2018, Altria recorded goodwill and other intangible asset impairment charges of $111 million and $44 million, respectively, related to Altria’s decision in the fourth quarter of 2018 to refocus its companies’ innovative product efforts, which included the discontinuation of production and distribution of all e-vapor products.
In addition, during 2018, upon completion of Altria’s annual impairment testing, Altria concluded that the $54 million carrying value of the Columbia Crest trademark in the wine segment was fully impaired as Columbia Crest has been negatively impacted by an accelerated decline in the $7 to $10 premium wine segment, increased competition and reduction in trade support.

Note 5. Asset Impairment, Exit and Implementation Costs
Pre-tax asset impairment, exit and implementation costs (income) consisted of the following:

(in millions)	Asset Impairment and Exit Costs			Implementation Costs			Total
For the year ended December 31,	2020	2019	2018	2020 (1)	2019 (2)	2018 (1)	2020	2019	2018
Smokeable products	$2	$59	$79	$—	$33	$1	$2	$92	$80
Oral tobacco products	(5)	9	20	—	5	3	(5)	14	23
Wine (3)	—	76	54	411	—	—	411	76	54
All other	—	14	227	—	(10)	63	—	4	290
General corporate	(1)	1	3	—	—	—	(1)	1	3
Total	(4)	159	383	411	28	67	407	187	450
Plus amounts included in net periodic benefit (income) cost, excluding service cost(4)	—	29	3	—	—	—	—	29	3
Total	$(4)	$188	$386	$411	$28	$67	$407	$216	$453
(1) Included in cost of sales in Altria’s consolidated statements of earnings (losses).
(2) Included in cost of sales ($2 million) and marketing, administration and research costs ($26 million) in Altria’s consolidated statement of earnings (losses).
(3) Includes impairment of goodwill for the wine reporting unit in 2019 and impairment of the Columbia Crest trademark in 2018. See Note 4. Goodwill and Other Intangible Assets, net.
(4) Represents settlement and curtailment costs. See Note 16. Benefit Plans.
Implementation costs for 2020 were related to Ste. Michelle’s strategic reset, as discussed below.
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

The movement in the restructuring liabilities, substantially all of which were severance liabilities, for the years ended December 31, 2020 and 2019 was as follows:

(in millions)
Balances at December 31, 2018	$155
Charges	59
Cash spent	(147)
Balances at December 31, 2019	67
Cost reversals, net	(4)
Cash spent	(47)
Balances at December 31, 2020	$16
▪Wine Business Strategic Reset: Evolving adult consumer preferences have posed strategic challenges for Ste. Michelle, which has seen slowing growth in the wine category and increased inventory levels in recent periods. Against a backdrop of product volume demand uncertainty and long-term, non-cancelable grape purchase commitments, which have been further negatively impacted by the COVID-19 pandemic (including economic uncertainty and government actions that restrict direct-to-consumer sales and on-premise sales), Ste. Michelle experienced additional increases in inventory levels that, in 2020, significantly exceeded long-term forecasted demand.
During the year ended December 31, 2020, Ste. Michelle recorded pre-tax charges of $411 million, which were included in cost of sales in Altria’s consolidated statement of earnings (losses). The charges consisted primarily of the following: (i) write-off of inventory ($292 million recorded in the first quarter of 2020) as Ste. Michelle no longer believed that the benefit of the blending and production plans for its inventory outweighs inventory carrying cost given the reduced product volume demand; (ii) estimated losses on future non-cancelable grape purchase commitments that Ste. Michelle believed no longer have a future economic benefit ($100 million recorded in the first quarter of 2020); and (iii) inventory disposal costs and other charges ($19 million). The non-cancelable grape purchase commitments will continue to require cash payments as grape commitments are fulfilled over the next four years.
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
▪Refocus of Innovative Product Efforts: During the fourth quarter of 2018, Altria refocused its companies’ innovative product efforts, which included the discontinuation of production and distribution of all e-vapor products. During the year ended December 31, 2019, Altria incurred pre-tax charges of $9 million, consisting of asset impairment, exit and implementation costs. During 2018, Altria incurred pre-tax charges of $272 million, consisting of asset impairment and exit costs of $209 million primarily related to the impairment of goodwill and other intangible assets and other charges of $63 million related to inventory write-offs and accelerated depreciation. The pre-tax charges related to the refocus of innovative product efforts have been completed. The majority of the charges related to these efforts did not result in cash payments.
▪Cost Reduction Program: In December 2018, Altria announced a cost reduction program that included workforce reductions and third-party spending reductions across the businesses. As a result of the cost reduction program, Altria recorded total pre-tax restructuring charges of $250 million, which included employee benefit-related curtailment and settlement costs. Of this amount, Altria recorded net pre-tax cost reversals of $4 million in 2020 and pre-tax charges of $133 million in 2019 and $121 million in 2018. The total charges, the majority of which resulted in cash expenditures, related primarily to employee separation costs of $198 million and other costs of $52 million. The pre-tax charges related to this cost reduction program have been completed. Cash payments related to this cost reduction program of $44 million and $136 million were made during the years ended December 31, 2020 and 2019, respectively, for total cash payments of $180 million since inception.

Note 6. Investments in Equity Securities
Altria’s investments at December 31, 2020 and 2019 consisted of the following:

	Carrying Amount
(in millions)	December 31, 2020	December 31, 2019
ABI	$16,651	$18,071
JUUL	1,705	4,205
Cronos (1)	1,173	1,305
Total	$19,529	$23,581
(1) December 31, 2020 included Altria’s equity method investment in Cronos ($1,010 million), the Cronos warrant ($139 million) and the Fixed-price Preemptive Rights ($24 million), (collectively, “Investment in Cronos”). The Investment in Cronos at December 31, 2019 included Altria’s equity method investment in Cronos ($1,002 million), the Cronos warrant ($234 million) and the Fixed-price Preemptive Rights ($69 million). See below for further discussion.
Income (losses) from equity investments accounted for under the equity method of accounting and fair value option for the years ended December 31, 2020, 2019 and 2018 consisted of the following:

(in millions)	2020	2019	2018
ABI (1)	$(223)	$1,229	$890
Cronos	12	496	—
Income (losses) from investments under equity method of accounting	(211)	1,725	890
JUUL	100	—	—
Income (losses) from equity investments	$(111)	$1,725	$890
(1) During 2020, ABI amounts recorded by Altria included pre-tax losses associated with its share of ABI’s (i) mark-to-market losses on certain ABI financial instruments associated with its share commitments, (ii) completion of the sale of its Australia subsidiary and (iii) goodwill impairment charge associated with its Africa businesses. These amounts included Altria’s share of amounts recorded by ABI, and may also include additional adjustments related to (i) conversion from international financial reporting standards to GAAP and (ii) adjustments to Altria’s investment required under the equity method of accounting.
Investment in ABI
At December 31, 2020, Altria had a 10.0% ownership interest in ABI, consisting of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. Altria’s ownership percentage decreased from 10.1% at December 31, 2019 due to the issuance of additional shares by ABI. The Restricted Shares:
▪are unlisted and not admitted to trading on any stock exchange;
▪are subject to a five-year lock-up (subject to limited exceptions) ending October 10, 2021;
▪are convertible into ordinary shares of ABI on a one-for-one basis after the end of this five-year lock-up period;
▪rank equally with ordinary shares of ABI with regards to dividends and voting rights; and
▪have director nomination rights with respect to ABI.
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

Summary financial data of ABI is as follows:

	For Altria’s Year Ended December 31,
(in millions)	2020 (1)	2019 (1)	2018 (1)
Net revenues	$48,294	$54,187	$55,500
Gross profit	$28,438	$33,735	$34,986
Earnings from continuing operations	$4,265	$10,530	$9,020
Net earnings	$4,266	$10,530	$9,020
Net earnings attributable to ABI	$3,323	$9,189	$7,641

	At September 30,
(in millions)	2020 (1)	2019 (1)
Current assets	$28,672	$27,353
Long-term assets	$185,106	$199,591
Current liabilities	$34,884	$36,819
Long-term liabilities	$117,400	$119,025
Noncontrolling interests	$8,459	$8,765
(1) Reflects the one-quarter lag.
At December 31, 2020, Altria’s carrying value of its equity investment in ABI exceeded its share of ABI’s net assets attributable to equity holders of ABI by approximately $11.3 billion. Substantially all of this difference is comprised of goodwill and other indefinite-lived intangible assets (consisting primarily of trademarks).
The fair value of Altria’s equity investment in ABI is based on: (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets for the Restricted Shares, and was classified in Level 2 of the fair value hierarchy. Altria may, in certain instances, pledge or otherwise grant a security interest in all or part of its Restricted Shares. If the pledgee or security interest holder forecloses on the Restricted Shares, the relevant Restricted Shares will be automatically converted, one-for-one, into ordinary shares. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share.
The fair value of Altria’s equity investment in ABI at December 31, 2020 and 2019 was $13.8 billion (carrying value of $16.7 billion) and $16.1 billion (carrying value of $18.1 billion), respectively, which was less than its carrying value by approximately 17% and 11%, respectively. In October 2019, the fair value of Altria’s equity investment in ABI declined below its carrying value and has not recovered. Altria has evaluated the factors related to the fair value decline, including the recent impact on the fair value of ABI’s shares during the COVID-19 pandemic, which has negatively impacted ABI’s business. Altria has evaluated the duration and magnitude of the fair value decline at December 31, 2020, ABI’s financial condition and near-term prospects, and Altria’s intent and ability to hold its investment in ABI until recovery. Altria concluded, both at December 31, 2020 and 2019, that the decline in fair value of its investment in ABI below its carrying value was temporary and, therefore, no impairment was recorded.
In December 2020, ABI completed the issuance of a minority stake in its U.S.-based metal container plants for $3 billion in cash proceeds. Consistent with the one-quarter lag for reporting ABI’s results in Altria’s financial results, in the first quarter of 2021, Altria will record the financial statement impact, which has not yet been determined but may be material, related to this transaction.
Investment in JUUL
In December 2018, Altria made an investment in JUUL for $12.8 billion. In exchange for the investment, Altria received a 35% economic interest in JUUL through non-voting shares, which were convertible at Altria’s election into voting shares (“Share Conversion”), and for no additional payment, a security convertible into additional non-voting or voting shares, as applicable, upon settlement or exercise of certain JUUL convertible securities (the “JUUL Transaction”).
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

In January 2020, Altria and JUUL amended certain JUUL Transaction agreements and entered into a new cooperation agreement, which included the following provisions:
▪Altria will continue to provide regulatory affairs support for JUUL’s pursuit of its pre-market tobacco applications (“PMTA”) and/or its modified risk tobacco products authorization (“MRTP”) and discontinued all other services as of March 31, 2020.
▪Altria will have the option to be released from its non-compete obligation (i) in the event JUUL is prohibited by federal law from selling e-vapor products in the U.S. for a continuous period of at least 12 months (subject to tolling of this period in certain circumstances) or (ii) if the carrying value of Altria’s investment in JUUL is not more than 10% of its initial carrying value of $12.8 billion.
▪Altria and JUUL agreed that for a period of one year they will not pursue any litigation against each other in connection with any conduct that occurred prior to the date of such cooperation agreement, with statutes of limitation being tolled during the one-year period.
•With respect to certain litigation in which Altria and JUUL are both defendants against third-party plaintiffs, Altria will not pursue any claims against JUUL for indemnification or reimbursement except for any non-contractual claims for contribution or indemnity where a judgment has been entered against Altria and JUUL.
•In the event of Share Conversion and if Altria chooses to exercise its governance rights (which it has not currently elected to do, as discussed below), JUUL will:
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
On April 1, 2020, the FTC issued an administrative complaint challenging Altria’s investment in JUUL. For further discussion on the FTC litigation, see Note 18. Contingencies -  Antitrust Litigation.
In November 2020, Altria exercised its rights to convert its non-voting JUUL shares to voting shares. Altria does not currently intend to exercise its additional governance rights obtained upon Share Conversion, including the right to elect directors to JUUL’s board or to vote its JUUL shares other than as a passive investor, pending the outcome of the FTC administrative complaint. At December 31, 2020, Altria had a 35% ownership interest in JUUL, consisting of 42 million voting shares.
Following Share Conversion in the fourth quarter of 2020, Altria elected to account for its equity method investment in JUUL under the fair value option. Under this option, Altria’s consolidated statements of earnings (losses) include any cash dividends received from its investment in JUUL and any changes in the fair value of its investment, which is calculated quarterly. Altria believes the fair value option provides quarterly transparency to investors as to the fair market value of Altria’s investment in JUUL, given the changes and volatility in the e-vapor category since Altria’s initial investment, as well as the lack of publicly available information regarding JUUL’s business or a market-derived valuation.
The following table provides a reconciliation of the beginning and ending balance of the JUUL investment, which is classified in Level 3 of the fair value hierarchy:

(in millions)
Balance at December 31, 2019	$—
Transfers into Level 3 fair value	1,605
Unrealized gains included with income / (losses) from equity investments	100
Balance at December 31, 2020	$1,705
Prior to Share Conversion, Altria accounted for its investment in JUUL as an investment in an equity security. Since the JUUL shares do not have a readily determinable fair value, Altria elected to measure its investment in JUUL at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There were no upward or downward adjustments to the carrying value of Altria’s investment in JUUL resulting from observable price changes in orderly transactions since the JUUL Transaction through the date of Share Conversion. In addition, Altria reviewed its investment in JUUL for impairment by performing a qualitative assessment of impairment indicators on a quarterly basis in connection with the preparation of its financial statements. If this qualitative assessment indicated that Altria’s investment in JUUL may be impaired, a quantitative assessment was performed. If the quantitative assessment indicated the fair value of the investment was less than its carrying value, the investment was written down to its fair value.
2020 Financial Activity
▪Altria recorded a non-cash pre-tax unrealized gain of $100 million for the fourth quarter and year ended December 31, 2020 as a result of an increase in the fair value of JUUL. The increase in fair value was primarily driven by the effect of passage of time on the projected cash flows, as there were no material changes in the significant assumptions.
▪JUUL announced a strategic update in September 2020, which included its plans for a significant global workforce reduction, its evaluation of its resource allocation and the possibility of exiting various international markets. As part of the preparation of Altria’s financial statements for the period ended September 30, 2020, Altria performed a qualitative assessment of impairment indicators for its investment in JUUL and determined that JUUL’s strategic update was an indicator of impairment at September 30, 2020, given the significant deterioration in JUUL’s business prospects.
▪Given the existence of this impairment indicator, Altria performed a quantitative valuation of its investment in JUUL during the third quarter of 2020 and recorded a non-cash pre-tax charge of $2.6 billion for the year ended December 31, 2020, reported as impairment of JUUL equity securities in its consolidated statement of earnings (losses). The impairment charge was driven by Altria’s projections of lower JUUL revenues over time due to lower pricing assumptions and delays in JUUL achieving previously forecasted operating margin performance. These drivers were the result of: (i) JUUL’s revised international expansion plans and (ii) the evolving U.S. e-vapor category and associated competitive dynamics.
2019 Financial Activity
▪In 2019, Altria recorded total non-cash pre-tax impairment charges of $8.6 billion ($4.5 billion in the third quarter of 2019 and $4.1 billion in the fourth quarter of 2019) related to its investment in JUUL resulting in a $4.2 billion carrying value of its investment in JUUL at December 31, 2019.
▪In the third quarter of 2019, Altria performed a qualitative assessment for impairment indicators and concluded that impairment indicators existed. These indicators included significant adverse changes in both the e-vapor regulatory environment and the industry in which JUUL operates. While there was no single determinative event or factor, Altria considered in totality the following indicators of impairment: the increased likelihood of a United States Food and Drug Administration (“FDA”) compliance policy prohibiting the sale of certain flavored e-vapor products in the U.S. market without a pre-market authorization; various e-vapor bans put in place by certain states and cities in the U.S. and in certain international markets, coupled with the increased potential for additional bans in the future; and the impact of heightened adverse publicity, including news reports and public health advisories concerning vaping-related lung injuries and deaths. Altria determined that the third-quarter 2019 impairment charge was due primarily to lower e-vapor sales volume assumptions in the U.S. and international markets and a delay in achieving operating margin performance as compared to the assumptions at the time of the JUUL Transaction, which resulted in a non-cash pre-tax charge of $4.5 billion.
•In the fourth quarter of 2019, Altria determined that a significant increase in the number of legal cases pending against JUUL in the fourth quarter of 2019, which included a variety of class action lawsuits and personal injury claims, as well as cases brought by state attorneys general and local governments, resulted in an additional indicator of impairment. Altria determined that the fourth-quarter 2019 impairment charge resulted substantially from increased discount rates applied to future cash flow projections, due to the significant risk created by the increase in the number of legal cases pending against JUUL and the expectation that the number of legal cases against JUUL will continue to increase, which resulted in an additional non-cash pre-tax charge of $4.1 billion.
Altria uses an income approach to estimate the fair value of its investment in JUUL. The income approach reflects the discounting of future cash flows for the U.S. and international markets at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing future cash flows. Future cash flows were based on a range of scenarios that consider various potential regulatory and market outcomes.
In determining the fair value of its investment in JUUL, in 2020 and 2019, Altria made various judgments, estimates and assumptions, the most significant of which were sales volume, operating margins, discount rates and perpetual growth rates. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy. Additionally in determining these significant assumptions, Altria made judgments regarding the: (i) likelihood and extent of various potential regulatory actions and the continued adverse public perception impacting the e-vapor category and specifically JUUL, (ii) risk created by the number and types of legal cases pending against JUUL, and (iii) expectations for the future state of the e-vapor category including competitive dynamics.
As disclosed in Note 8. Short-term Borrowings and Borrowing Arrangements, Altria financed the JUUL Transaction and the Investment in Cronos (defined below) through a senior unsecured term loan agreement (the “Term Loan Agreement”). Costs incurred to effect the investment in JUUL were recognized as expenses in Altria’s consolidated statements of earnings (losses). For the years ended December 31, 2019 and 2018, Altria incurred $8 million and $85 million, respectively, of pre-tax acquisition-related costs, consisting primarily of advisory fees, substantially all of which were recorded in marketing, administration and research costs.
Investment in Cronos
In March 2019, Altria completed its acquisition of:
▪149.8 million newly issued common shares of Cronos (“Acquired Common Shares”), which represented a 45% economic and voting interest;
▪anti-dilution protections to purchase Cronos common shares, exercisable each quarter upon dilution, to maintain its ownership percentage. Certain of the anti-dilution protections provide Altria the ability to purchase additional Cronos common shares at a per share exercise price of Canadian dollar (“CAD”) $16.25 upon the occurrence of specified events (“Fixed-price Preemptive Rights”). Based on Altria’s assumptions as of December 31, 2020, Altria estimates the Fixed-price Preemptive Rights allows Altria to purchase up to an additional approximately 30 million common shares of Cronos; and
▪a warrant providing Altria the ability to purchase up to an additional 10% of common shares of Cronos (approximately 80 million common shares at December 31, 2020) at a per share exercise price of CAD $19.00, which expires on March 8, 2023.
The total purchase price for the Acquired Common Shares, Fixed-price Preemptive Rights and warrant was CAD $2.4 billion (U.S. dollar (“USD”) $1.8 billion).
In accounting for the acquisition of these assets as of the date of closing, the Fixed-price Preemptive Rights and warrant were recorded at each of their fair values using Black-Scholes option-pricing models, based on the assumptions described in Note 7. Financial Instruments. In addition, a deferred tax liability related to the Fixed-price Preemptive Rights and warrant was recorded. The residual of the purchase price was allocated to the Acquired Common Shares. Accordingly, the CAD $2.4 billion (USD $1.8 billion) purchase price was recorded in USD as follows:
▪$1.2 billion to the warrant;
▪$0.5 billion to the Fixed-price Preemptive Rights;
▪$0.4 billion to the Acquired Common Shares; and
▪$0.3 billion to a deferred tax liability.
If exercised in full, the exercise prices for the warrant and Fixed-price Preemptive Rights are approximately CAD $1.5 billion and CAD $0.5 billion (approximately USD $1.2 billion and $0.4 billion, respectively, based on the CAD to USD exchange rate on January 25, 2021). At December 31, 2020, upon full exercise of the Fixed-price Preemptive Rights, to the extent such rights become available, and the warrant, Altria would own approximately 54% of the outstanding common shares of Cronos.
For a discussion of derivatives related to the Investment in Cronos, including Altria’s accounting for changes in the fair value of these derivatives, see Note 7. Financial Instruments.
At December 31, 2020, Altria had a 43.5% ownership interest in Cronos, consisting of 156.6 million shares, which Altria accounts for under the equity method of accounting. Altria’s ownership percentage decreased from 45% at December 31, 2019 due to the issuance of additional shares by Cronos for which Altria did not exercise its Fixed-price Preemptive Rights. Altria reports its share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for Altria to record them in the concurrent period.
Altria nominated four directors, including one director who is independent from Altria, who serve on Cronos’s seven-member board of directors.

Summary financial data of Cronos is as follows:

	For Altria’s Year Ended December 31,
(in millions)	2020 (1)	2019 (1)
Net revenues	$37	$21
Gross profit	$(31)	$10
Earnings from continuing operations	$99	$1,117
Net earnings	$98	$1,117
Net earnings attributable to Cronos	$100	$1,117

	At September 30,
(in millions)	2020 (1)	2019 (1)
Current assets	$1,394	$1,575
Long-term assets	$525	$511
Current liabilities	$143	$457
Long-term liabilities	$12	$7
Noncontrolling interests	$(3)	$—
(1) Reflects the one-quarter lag. Summary financial data of Cronos’s results for Altria’s year ended December 31, 2019 include Cronos’s results for the period March 8, 2019 through September 30, 2019.
At December 31, 2020, Altria’s carrying value of its equity method investment in Cronos exceeded its share of Cronos’s net assets attributable to equity holders of Cronos by approximately $0.2 billion. Substantially all of this difference is comprised of definite-lived intangible assets (consisting of licenses, distribution agreements and developed technology).
The fair value of Altria’s equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. The fair value of Altria’s equity method investment in Cronos at December 31, 2020 and 2019 was $1.1 billion (carrying value of $1.0 billion) and $1.2 billion (carrying value of $1.0 billion), respectively, which exceeded its carrying value by approximately 8% and 20% at December 31, 2020 and 2019, respectively.

Note 7. Financial Instruments
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
The following table provides (i) the aggregate notional amounts of foreign currency contracts and (ii) the aggregate carrying value and fair value of foreign currency denominated debt:

(in millions)	December 31, 2020	December 31, 2019
Foreign currency contracts (notional amounts)	$1,066	$2,246
Foreign currency denominated debt
Carrying value	5,171	4,741
Fair value	5,687	5,057
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

The following table provides the aggregate carrying value and fair value of Altria’s total long-term debt:

(in millions)	December 31, 2020	December 31, 2019
Carrying value	$29,471	$28,042
Fair value	34,682	30,710
Altria’s estimate of the fair value of its total long-term debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy.
The Fixed-price Preemptive Rights and Cronos warrant, which are further discussed in Note 6. Investments in Equity Securities, are derivative financial instruments, which are required to be recorded at fair value. The fair values of the Fixed-price Preemptive Rights and Cronos warrant are estimated using Black-Scholes option-pricing models, adjusted for observable inputs (which are classified in Level 1 of the fair value hierarchy), including share price, and unobservable inputs, including probability factors and weighting of expected life, volatility levels and risk-free interest rates (which are classified in Level 3 of the fair value hierarchy) based on the following assumptions at:

	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	Fixed-price Preemptive Rights		Cronos Warrant
Share price (1)	C$8.84	C$9.97	C$8.84	C$9.97
Expected life (2)	1.05 years	1.67 years	2.18 years	3.18 years
Expected volatility (3)	80.68%	81.61%	80.68%	81.61%
Risk-free interest rate (4)(5)	0.13%	1.71%	0.21%	1.69%
Expected dividend yield (6)	—%	—%	—%	—%
(1) Based on the closing market price for Cronos common stock on the Toronto Stock Exchange on the date indicated.
(2) Based on the weighted-average expected life of the Fixed-price Preemptive Rights (with a range from approximately 0.25 year to 5 years at December 31, 2020 and 0.25 year to 6 years at December 31, 2019) and the March 8, 2023 expiration date of the Cronos warrant.
(3) Based on a blend of historical volatility levels of the underlying equity security and peer companies.
(4) Based on the implied yield currently available on Canadian Treasury zero coupon issues (with a range from approximately 0.06% to 0.39% at December 31, 2020 and 1.66% to 1.74% at December 31, 2019) weighted for the remaining expected life of the Fixed-price Preemptive Rights.
(5) Based on the implied yield currently available on Canadian Treasury zero coupon issues and the expected life of the Cronos warrant.
(6) Based on Cronos’s expected dividend payments.
The following table provides a reconciliation of the beginning and ending balance of the Fixed-price Preemptive Rights and Cronos warrant, which are classified in Level 3 of the fair value hierarchy:

(in millions)	2020	2019
Balance at January 1	$303	$—
Initial investment in Fixed-price Preemptive Rights and warrant	—	1,736
Exercise of Fixed-price Preemptive Rights	—	(22)
Pre-tax earnings (losses) recognized in net earnings	(140)	(1,411)
Balance at December 31	$163	$303

Altria elects to record the gross assets and liabilities of derivative financial instruments executed with the same counterparty on its consolidated balance sheets. The fair values of Altria’s derivative financial instruments on a gross basis included on the consolidated balance sheets were as follows:

	Fair Value of Assets			Fair Value of Liabilities
(in millions)	Balance Sheet Classification	December 31, 2020	December 31, 2019	Balance Sheet Classification	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$46	Other accrued liabilities	$87	$7
Foreign currency contracts	Other assets	—	—	Other liabilities	—	21
Total		$—	$46		$87	$28

Derivatives not designated as hedging instruments:
Cronos warrant	Investments in equity securities	$139	$234
Fixed-price Preemptive Rights	Investments in equity securities	24	69
Total		$163	$303

Total derivatives		$163	$349		$87	$28
Altria records in its consolidated statements of earnings (losses) any changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant as gains or losses on Cronos-related financial instruments in the periods in which the changes occur. For the years ended December 31, 2020 and 2019, Altria recognized pre-tax unrealized (losses) representing the changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant, as follows:

	For the Years Ended December 31,
(in millions)	2020	2019
Fixed-price Preemptive Rights	$(45)	$(434)
Cronos warrant	(95)	(977)
Total	$(140)	$(1,411)
Additionally, in January and February 2019, Altria entered into derivative financial instruments in the form of forward contracts, which were settled in March 2019, to hedge Altria’s exposure to CAD to USD foreign currency exchange rate movements, in relation to the CAD $2.4 billion purchase price for the Investment in Cronos. The aggregate notional amounts of the forward contracts were USD $1.8 billion (CAD $2.4 billion). The forward contracts did not qualify for hedge accounting; therefore, in the first quarter of 2019, pre-tax losses of USD $31 million representing changes in the fair values of the forward contracts were recorded in loss on Cronos-related financial instruments in Altria’s consolidated statement of earnings (losses).
Counterparties to Altria’s foreign currency contracts are domestic and international financial institutions. Altria is exposed to potential losses due to non-performance by these counterparties. Altria manages its credit risk by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure Altria has with each counterparty and monitoring the financial condition of each counterparty. The counterparty agreements contain provisions that require Altria to maintain an investment grade credit rating. In the event Altria’s credit rating falls below investment grade, counterparties to Altria’s foreign currency contracts can require Altria to post collateral. No collateral was received or posted related to derivative assets and liabilities at December 31, 2020 and December 31, 2019.

▪Net Investment Hedging: The pre-tax effects of Altria’s net investment hedges on accumulated other comprehensive losses and the consolidated statements of earnings (losses) were as follows:

	Gain (Loss) Recognized in Accumulated Other Comprehensive Losses		Gain (Loss) Recognized in Net Earnings (Losses)(1)
	For the Years Ended December 31,
(in millions)	2020	2019	2020	2019
Foreign currency contracts	$(79)	$23	$40	$36
Foreign currency denominated debt	(424)	35	—	—
Total	$(503)	$58	$40	$36
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

Note 8. Short-Term Borrowings and Borrowing Arrangements
At December 31, 2020 and 2019, Altria had no short-term borrowings.
At December 31, 2020, Altria had a senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”) that provides for borrowings up to an aggregate principal amount of $3.0 billion. The Credit Agreement, which is used for general corporate purposes, expires on August 1, 2023 and includes an option, subject to certain conditions, for Altria to extend the Credit Agreement for two additional one-year periods. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”), or a mutually agreed upon benchmark rate, plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”). The applicable percentage based on Altria’s long-term senior unsecured debt ratings at December 31, 2020 for borrowings under the Credit Agreement was 1.0%. The Credit Agreement does not include any other rating triggers, or any provisions that could require the posting of collateral.
The Credit Agreement includes various covenants, one of which requires Altria to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At December 31, 2020, the ratio of consolidated EBITDA to Consolidated Interest Expense, calculated in accordance with the Credit Agreement, was 9.0 to 1.0. At December 31, 2020, Altria was in compliance with its covenants in the Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the Credit Agreement, include certain adjustments.
In March 2020, due to the uncertainty at that time in the global capital markets, including the commercial paper markets, resulting from the COVID-19 pandemic, Altria elected to borrow the full $3.0 billion available under the Credit Agreement as a precautionary measure to increase its cash position and preserve financial flexibility. In June 2020, Altria repaid the full amount outstanding under the Credit Agreement using the net proceeds from the issuance of long-term senior unsecured notes issued in May 2020 and available cash.
At December 31, 2020 and 2019, Altria had no borrowings under the Credit Agreement. The credit line available to Altria at December 31, 2020 under the Credit Agreement was $3.0 billion.
At December 31, 2018, Altria had aggregate short-term borrowings of $12.8 billion under the Term Loan Agreement that was set to mature in December 2019. In February 2019, Altria repaid all of the outstanding $12.8 billion using the net proceeds from the issuance of long-term senior unsecured notes. Upon repayment, the Term Loan Agreement terminated in 2019, and Altria recorded approximately $95 million of pre-tax acquisition-related costs for the write-off of the debt issuance costs related to the Term Loan Agreement, which were recorded in interest and other debt expense, net in Altria’s consolidated statement of earnings (losses).
Any commercial paper issued by Altria and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 9. Long-Term Debt.

Note 9. Long-Term Debt
At December 31, 2020 and 2019, Altria’s long-term debt consisted of the following:

(in millions)	2020	2019
USD notes, 2.350% to 10.20%, interest payable semi-annually, due through 2059 (1)	$24,258	$23,259
USD Debenture, 7.75%, interest payable semi-annually, due 2027	42	42
Euro notes,1.000% to 3.125%, interest payable annually, due through 2031(2)	5,171	4,741
	29,471	28,042
Less current portion of long-term debt	1,500	1,000
	$27,971	$27,042
(1) Weighted-average coupon interest rate of 4.6% at December 31, 2020 and 2019.
(2) Weighted-average coupon interest rate of 2.0% at December 31, 2020 and 2019.
At December 31, 2020, aggregate maturities of Altria’s long-term debt were as follows:

(in millions)
2021		$1,500
2022		2,900
2023		1,877
2024		2,400
2025		1,666
Thereafter		19,358
		29,701
Less:	debt issuance costs	151
	debt discounts	79
		$29,471
At December 31, 2020 and 2019, accrued interest on long-term debt of $458 million and $470 million, respectively, was included in other accrued liabilities on Altria’s consolidated balance sheets.
▪Altria Senior Notes: In May 2020, Altria issued USD denominated long-term senior unsecured notes in the aggregate principal amount of $2.0 billion. The net proceeds from the notes were used for general corporate purposes, which included repayment of the borrowings in March 2020 under the Credit Agreement. The Notes contain the following terms:
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
During 2020, Altria repaid in full at maturity notes in the aggregate principal amount of $1.0 billion.
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

The Parent is a holding company; therefore, its access to the operating cash flows of its wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. Neither the Guarantor nor other 100% owned subsidiaries of the Parent that are not guarantors of the Obligations are limited by contractual obligations on their ability to pay cash dividends or make other distributions with respect to their equity interests.
For a discussion of the fair value of Altria’s long-term debt and the designation of its Euro denominated senior unsecured notes as a net investment hedge of its investment in ABI, see Note 7. Financial Instruments.

Note 10. Capital Stock
At December 31, 2020, Altria had 12 billion shares of authorized common stock; issued, repurchased and outstanding shares of common stock were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, December 31, 2017	2,805,961,317	(904,702,125)	1,901,259,192
Stock award activity	—	676,727	676,727
Repurchases of common stock	—	(27,878,324)	(27,878,324)
Balances, December 31, 2018	2,805,961,317	(931,903,722)	1,874,057,595
Stock award activity	—	427,276	427,276
Repurchases of common stock	—	(16,503,317)	(16,503,317)
Balances, December 31, 2019	2,805,961,317	(947,979,763)	1,857,981,554
Stock award activity	—	437,611	437,611
Balances, December 31, 2020	2,805,961,317	(947,542,152)	1,858,419,165
At December 31, 2020, Altria had 28,357,980 shares of common stock reserved for stock-based awards under Altria’s stock plans.
At December 31, 2020, 10 million shares of serial preferred stock, $1.00 par value, were authorized; no shares of serial preferred stock have been issued.
▪Dividends: During the third quarter of 2020, Altria’s Board of Directors (the “Board of Directors”) approved a 2.4% increase in the quarterly dividend rate to $0.86 per share of Altria common stock versus the previous rate of $0.84 per share. The current annualized dividend rate is $3.44 per share. Future dividend payments remain subject to the discretion of the Board of Directors.
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
In January 2021, the Board of Directors authorized a new $2.0 billion share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria did not repurchase any shares in 2020. For the years ended December 31, 2019 and 2018, Altria’s total share repurchase activity was as follows:

	July 2019 Share Repurchase Program	January 2018 Share Repurchase Program		July 2015 Share Repurchase Program (1)	Total
(in millions, except per share data)	2019	2019	2018	2018	2019	2018
Total number of shares repurchased	10.1	6.4	27.6	0.3	16.5	27.9
Aggregate cost of shares repurchased	$500	$345	$1,655	$18	$845	$1,673
Average price per share of shares repurchased	$49.29	$54.36	$59.89	$71.68	$51.24	$60.00
(1) In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program (expanded to $3.0 billion in October 2016 and to $4.0 billion in July 2017), which was completed in January 2018.

Note 11. Stock Plans
In 2020, the Board of Directors adopted, and shareholders approved, the Altria Group, Inc. 2020 Performance Incentive Plan (the “2020 Plan”). The 2020 Plan succeeded the 2015 Performance Incentive Plan, under which no new awards were permitted to be made after May 31, 2020. Under the 2020 Plan, Altria may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards, as well as cash-based annual and long-term incentive awards to employees of Altria or any of its subsidiaries or affiliates. Any awards granted pursuant to the 2020 Plan may be in the form of performance-based awards, including PSUs subject to the achievement or satisfaction of performance goals and performance cycles. Up to 25 million shares of common stock may be issued under the 2020 Plan. In addition, under the 2015 Stock Compensation Plan for Non-Employee Directors (the “Directors Plan”), Altria may grant up to one million shares of common stock to members of the Board of Directors who are not employees of Altria.
Shares available to be granted under the 2020 Plan and the Directors Plan at December 31, 2020, were 24,827,160 and 759,234, respectively.
▪RSUs: During the vesting period, RSUs include nonforfeitable rights to dividends or dividend equivalents and may not be sold, assigned, pledged or otherwise encumbered. RSUs are subject to forfeiture if certain employment conditions are not met. Altria estimates the number of awards expected to be forfeited and adjusts this estimate when subsequent information indicates that the actual number of forfeitures is likely to differ from previous estimates. RSUs generally vest three years after the grant date.
The fair value of the RSUs at the date of grant, net of estimated forfeitures, is amortized to expense ratably over the restriction period, which is generally three years. Altria recorded pre-tax compensation expense related to RSUs for the years ended December 31, 2020, 2019 and 2018 of $31 million, $28 million and $39 million, respectively. The deferred tax benefit recorded related to this compensation expense was $8 million, $7 million and $9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The unamortized compensation expense related to RSUs was $54 million at December 31, 2020 and is expected to be recognized over a weighted-average period of approximately two years.
RSU activity was as follows for the year ended December 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2019	1,909,642	$61.46
Granted	1,162,118	$42.59
Vested	(542,331)	$66.22
Forfeited	(290,050)	$51.91
Balance at December 31, 2020	2,239,379	$51.76
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2020, 2019 and 2018 was $49 million, $37 million and $60 million, respectively, or $42.59, $52.03 and $67.17 per RSU, respectively. The total vesting date fair value of restricted stock and RSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $25 million, $30 million and $65 million, respectively.
▪PSUs: Altria granted an aggregate of 275,288, 181,409 and 177,338 of PSUs during 2020, 2019 and 2018, respectively. The payout of the PSUs is based on the achievement of certain performance measures over the three-year performance period. For the 2020 grant, these performance measures consist of Altria’s adjusted diluted earnings per share compounded annual growth rate and a cash conversion measure for Altria. Additionally, the payout resulting from the performance measures is then adjusted up or down by a total shareholder return (“TSR”) performance multiplier, which depends on Altria’s relative TSR to a predetermined peer group. For the

2019 and 2018 grants, the performance measures consist of Altria’s adjusted diluted earnings per share compounded annual growth rate and Altria’s TSR relative to a predetermined peer group. PSUs are subject to forfeiture if certain employment conditions are not met. At December 31, 2020, Altria had 409,392 PSUs outstanding, with a weighted-average grant date fair value of $49.63 per PSU. The fair value of PSUs at the date of grant, net of estimated forfeitures, is amortized to expense over the performance period. Altria recorded pre-tax compensation expense related to PSUs for the years ended December 31, 2020, 2019 and 2018 of $4 million, $4 million and $7 million, respectively. The unamortized compensation expense related to PSUs was $9 million at December 31, 2020.

Note 12. Earnings (Losses) per Share
Basic and diluted earnings (losses) per share (“EPS”) were calculated using the following:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Net earnings (losses) attributable to Altria	$4,467	$(1,293)	$6,963
Less: Distributed and undistributed earnings attributable to share-based awards	(8)	(7)	(8)
Earnings (losses) for basic and diluted EPS	$4,459	$(1,300)	$6,955
Weighted-average shares for basic EPS	1,858	1,869	1,887
Plus: contingently issuable PSUs	1	—	1
Weighted-average shares for diluted EPS	1,859	1,869	1,888

Note 13. Other Comprehensive Earnings/Losses
The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria:

(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2017	$(1,839)	$(54)		$(4)	$(1,897)
Adoption of ASU No. 2018-02 (1)	(397)	(11)		—	(408)

Other comprehensive earnings (losses) before reclassifications	(151)	(323)		(1)	(475)
Deferred income taxes	39	64		—	103
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	(112)	(259)		(1)	(372)

Amounts reclassified to net earnings (losses)	241	(64)		—	177
Deferred income taxes	(61)	14		—	(47)
Amounts reclassified to net earnings (losses), net of deferred income taxes	180	(50)		—	130

Other comprehensive earnings (losses), net of deferred income taxes	68	(309)	(2)	(1)	(242)
Balances, December 31, 2018	(2,168)	(374)		(5)	(2,547)
Other comprehensive earnings (losses) before reclassifications	(204)	(367)		26	(545)
Deferred income taxes	51	75		—	126
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	(153)	(292)		26	(419)

Amounts reclassified to net earnings (losses)	173	(34)		—	139
Deferred income taxes	(44)	7		—	(37)
Amounts reclassified to net earnings (losses), net of deferred income taxes	129	(27)		—	102

Other comprehensive earnings (losses), net of deferred income taxes	(24)	(319)	(2)	26	(317)
Balances, December 31, 2019	(2,192)	(693)		21	(2,864)
Other comprehensive earnings (losses) before reclassifications	(454)	(1,613)		(4)	(2,071)
Deferred income taxes	115	352		—	467
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	(339)	(1,261)		(4)	(1,604)

Amounts reclassified to net earnings (losses)	148	21		—	169
Deferred income taxes	(37)	(5)		—	(42)
Amounts reclassified to net earnings (losses), net of deferred income taxes	111	16		—	127

Other comprehensive earnings (losses), net of deferred income taxes	(228)	(1,245)	(2)	(4)	(1,477)
Balances, December 31, 2020	$(2,420)	$(1,938)		$17	$(4,341)
(1) Reflects the reclassification of the stranded income tax effects of the Tax Reform Act.
(2) Primarily reflects Altria’s share of ABI’s currency translation adjustments and the impact of Altria’s designated net investment hedges. For further discussion of designated net investment hedges, see Note 7. Financial Instruments.

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings (losses):

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Benefit Plans: (1)
Net loss	$173	$200	$276
Prior service cost/credit	(25)	(27)	(35)
	148	173	241
ABI (2)	21	(34)	(64)
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings (losses)	$169	$139	$177
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 16. Benefit Plans.
(2) Amounts are primarily included in income (losses) from equity investments. For further information, see Note 6. Investments in Equity Securities.

Note 14. Income Taxes
Earnings (losses) before income taxes and provision for income taxes consisted of the following for the years ended December 31, 2020, 2019 and 2018:

(in millions)	2020	2019	2018
Earnings (losses) before income taxes:
United States	$6,842	$266	$9,441
Outside United States	48	500	(100)
Total	$6,890	$766	$9,341
Provision (benefit) for income taxes:
Current:
Federal	$2,025	$1,686	$1,911
State and local	553	470	519
Outside United States	22	3	1
	2,600	2,159	2,431
Deferred:
Federal	(130)	(78)	(18)
State and local	(34)	(19)	(42)
Outside United States	—	2	3
	(164)	(95)	(57)
Total provision for income taxes	$2,436	$2,064	$2,374
Altria’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal income tax statute of limitations remains open for the year 2016 and forward, with years 2016 through 2018 currently under examination by the Internal Revenue Service (“IRS”) as part of an audit conducted in the ordinary course of business. State statutes of limitations generally remain open for the year 2016 and forward. Certain of Altria’s state tax returns are currently under examination by various states as part of routine audits conducted in the ordinary course of business.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 was as follows:

(in millions)	2020	2019	2018
Balance at beginning of year	$64	$85	$66
Additions for tax positions of prior years	12	32	22
Reductions for tax positions of prior years	(2)	(16)	(1)
Tax settlements	—	(37)	(2)
Balance at end of year	$74	$64	$85

Unrecognized tax benefits and Altria’s consolidated liability for tax contingencies at December 31, 2020 and 2019 were as follows:

(in millions)	2020	2019
Unrecognized tax benefits	$74	$64
Accrued interest and penalties	15	11
Tax credits and other indirect benefits	(1)	(1)
Liability for tax contingencies	$88	$74
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2020 was $47 million, along with $27 million affecting deferred taxes. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2019 was $40 million, along with $24 million affecting deferred taxes.
Altria recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision.
For the years ended December 31, 2020, 2019 and 2018, Altria recognized in its consolidated statements of earnings (losses) $4 million, $6 million and $5 million, respectively, of gross interest expense associated with uncertain tax positions.
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
A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to earnings (losses) before income taxes for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020		2019		2018
(dollars in millions)	$	%	$	%	$	%
U.S. federal statutory rate	$1,447	21.0%	$161	21.0%	$1,962	21.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax benefit	410	6.0	356	46.5	377	4.0
Tax basis in foreign investments	23	0.3	84	11.0	140	1.5
Deemed repatriation tax	—	—	—	—	14	0.1
Uncertain tax positions	9	0.1	(40)	(5.2)	8	0.1
Investment in ABI	(16)	(0.2)	(210)	(27.4)	(104)	(1.1)
Investment in JUUL	537	7.8	1,808	236.0	15	0.2
Investment in Cronos	20	0.3	(66)	(8.6)	—	—
Other (1)	6	0.1	(29)	(3.8)	(38)	(0.4)
Effective tax rate	$2,436	35.4%	$2,064	269.5%	$2,374	25.4%
(1) Other in 2019 is primarily deferred profit sharing dividends tax benefit of $21 million and immaterial miscellaneous items.
The tax provision in 2020 included tax expense of $612 million for a valuation allowance on a deferred tax asset related to Altria’s impairment of its investment in JUUL in the third quarter of 2020, partially offset by a $24 million tax benefit reflecting the release of a portion of the valuation allowance related to a reduction of a deferred tax asset associated with an increase in the estimated fair value of JUUL in the fourth quarter of 2020.
The tax provision in 2019 included tax expense of $2,024 million for a valuation allowance on a deferred tax asset related to Altria’s impairment of its investment in JUUL, tax expense of $84 million resulting from a partial reversal of the tax basis benefit associated with the deemed repatriation tax recorded in 2017 and tax expense of $38 million for a valuation allowance against foreign tax credits not realizable. These amounts were partially offset by a tax benefit of $105 million for amended tax returns and audit adjustments relating to a prior year, a tax benefit of $100 million for accruals no longer required and a net tax benefit of $79 million related to Altria’s Investment in Cronos, including a valuation allowance release on a deferred tax asset.
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
Substantially all of the 2018 amounts related to the tax basis adjustment, valuation allowance on foreign tax credits and repatriation tax relate to Altria’s share of ABI’s accumulated earnings and associated taxes. The adjustments recorded in 2018 to the provisional estimates recorded in 2017 were based on (i) additional guidance related to, or interpretation of, the Tax Reform Act and associated tax laws and (ii) additional information received from ABI, including information regarding ABI’s accumulated earnings and associated taxes for the 2016 and 2017 tax years. The accounting for the repatriation tax was completed in 2018; therefore, no further adjustments to the provisional estimates were required.
The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31, 2020 and 2019:

(in millions)	2020	2019
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$524	$491
Settlement charges	888	833
Accrued pension costs	148	131
Investment in JUUL	2,642	2,047
Investment in Cronos	128	197
Net operating losses and tax credit carryforwards	81	92
Total deferred income tax assets	4,411	3,791
Deferred income tax liabilities:
Property, plant and equipment	(273)	(255)
Intangible assets	(2,806)	(2,758)
Investment in ABI	(2,819)	(3,115)
Finance assets, net	(117)	(204)
Other	(12)	(158)
Total deferred income tax liabilities	(6,027)	(6,490)
Valuation allowances	(2,817)	(2,324)
Net deferred income tax liabilities	$(4,433)	$(5,023)
At December 31, 2020, Altria had estimated gross state tax net operating losses of $808 million that, if unused, will expire in 2021 through 2040.
A reconciliation of the beginning and ending valuation allowances for the years ended December 31, 2020, 2019 and 2018 was as follows:

(in millions)	2020	2019	2018
Balance at beginning of year	$2,324	$71	$—
Additions to valuation allowance related to Altria’s initial Investment in Cronos	—	352	—
Additions to valuation allowance charged to income tax expense	692	2,063	71
Reductions to valuation allowance credited to income tax benefit	(200)	(159)	—
Foreign currency translation	1	(3)	—
Balance at end of year	$2,817	$2,324	$71
Altria determines the realizability of deferred tax assets based on the weight of available evidence, that it is more-likely-than-not that the deferred tax asset will not be realized. In reaching this determination, Altria considers all available positive and negative evidence, including the character of the loss, carryback and carryforward considerations, future reversals of temporary differences and available tax planning strategies.
The 2020 valuation allowance was primarily attributable to deferred tax assets recorded in connection with the impairments of Altria’s investment in JUUL of $2,610 million, and its Investment in Cronos of $121 million.
The 2019 valuation allowance was primarily attributable to the deferred tax asset recorded in connection with the impairment of Altria’s investment in JUUL. Altria recorded a full valuation allowance of $2,024 million against this deferred tax asset. For a discussion regarding the impairment of Altria’s investment in JUUL, see Note 6. Investments in Equity Securities.
The 2018 valuation allowance was primarily related to foreign tax credit and state net operating loss carryforwards that more-likely-than-not will not be realized.

Note 15. Segment Reporting
In the first quarter of 2020, Altria renamed its smokeless products segment as the oral tobacco products segment.
The products of Altria’s subsidiaries include smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA (including super premium cigarettes previously manufactured and sold by Nat Sherman), machine-made large cigars and pipe tobacco manufactured and sold by Middleton; oral tobacco products, consisting of MST and snus products manufactured and sold by USSTC, and oral nicotine pouches manufactured and sold by Helix; and wine produced and/or distributed by Ste. Michelle. The products and services of these subsidiaries constitute Altria’s reportable segments of smokeable products, oral tobacco products (formerly smokeless products) and wine. The financial services and the innovative tobacco products businesses are included in all other.
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
Segment data were as follows:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Net revenues:
Smokeable products	$23,089	$21,996	$22,297
Oral tobacco products	2,533	2,367	2,262
Wine	614	689	691
All other	(83)	58	114
Net revenues	$26,153	$25,110	$25,364
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$9,985	$9,009	$8,408
Oral tobacco products	1,718	1,580	1,431
Wine	(360)	(3)	50
All other	(172)	(16)	(421)
Amortization of intangibles	(72)	(44)	(38)
General corporate expenses	(227)	(199)	(315)
Corporate asset impairment and exit costs	1	(1)	—
Operating income	10,873	10,326	9,115
Interest and other debt expense, net	(1,209)	(1,280)	(665)
Net periodic benefit income, excluding service cost	77	37	34
Income (losses) from equity investments	(111)	1,725	890
Impairment of JUUL equity securities	(2,600)	(8,600)	—
Loss on Cronos-related financial instruments	(140)	(1,442)	—
Loss on ABI/SABMiller business combination	—	—	(33)
Earnings before income taxes	$6,890	$766	$9,341
The smokeable products segment included net revenues of $22,135 million, $21,158 million and $21,506 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to cigarettes and net revenues of $954 million, $838 million and $791 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to cigars.
Substantially all of Altria’s net revenues are from sales generated in the United States for the years ended December 31, 2020, 2019 and 2018. PM USA, USSTC, Helix and Middleton’s largest customer, McLane Company, Inc., accounted for approximately 26%, 25% and 27% of Altria’s consolidated net revenues for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, Core-Mark Holding Company, Inc. accounted for approximately 17%, 15% and 14% of Altria’s consolidated net revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Substantially all of these net revenues were reported in the smokeable products and oral tobacco products segments. Sales to two distributors accounted for approximately 68%, 67% and 64% of net revenues for the wine segment for the years ended December 31, 2020, 2019 and 2018 respectively.
Details of Altria’s depreciation expense and capital expenditures were as follows:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Depreciation expense:
Smokeable products	$81	$88	$90
Oral tobacco products	32	27	28
Wine	40	41	40
General corporate and other	32	26	31
Total depreciation expense	$185	$182	$189
Capital expenditures:
Smokeable products	$49	$61	$81
Oral tobacco products	67	44	73
Wine	31	63	40
General corporate and other	84	78	44
Total capital expenditures	$231	$246	$238
The comparability of OCI for the reportable segments and the all other category was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: For the years ended December 31, 2020 and 2018, pre-tax expense (income) for NPM adjustment items of $4 million and $(145) million, respectively, was recorded to cost of sales in the smokeable products segment. No NPM adjustment items were recorded for 2019. NPM adjustment items result from the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 18. Contingencies).
▪Tobacco and Health Litigation Items: For the years ended December 31, 2020, 2019 and 2018, pre-tax charges related to certain tobacco and health litigation items were recorded in Altria’s consolidated statements of earnings (losses) as follows:

(in millions)	2020	2019	2018
Smokeable products segment	$79	$72	$103
Oral tobacco products segment	—	—	10
Interest and other debt expense, net	4	5	18
Total	$83	$77	$131
The amounts shown in the table above for the smokeable and oral tobacco products segments were recorded in marketing, administration and research costs. For further discussion, see Note 18. Contingencies.
▪COVID-19 Special Items: Net pre-tax charges of $50 million ($41 million in the smokeable products segment and $9 million in the oral tobacco products segment) related to the COVID-19 pandemic were recorded in Altria’s consolidated statement of earnings (losses) for the year ended December 31, 2020. The net pre-tax charges, which were directly related to disruptions caused by or efforts to mitigate the impact of the COVID-19 pandemic, were all recorded in costs of sales and included premium pay, personal protective equipment and health screenings, which were partially offset by certain employment tax credits. The COVID-19 special items do not include the inventory-related implementation costs associated with the wine business strategic reset, which are included in asset impairment, exit and implementation costs. These implementation costs were due to increased inventory levels, which were further negatively impacted by the COVID-19 pandemic, including economic uncertainty and government restrictions.
▪Asset Impairment, Exit and Implementation Costs: See Note 5. Asset Impairment, Exit and Implementation Costs for a breakdown of these costs by segment.
▪PMCC Residual Value Adjustments: For the year ended December 31, 2020, PMCC recorded pre-tax charges of $125 million (as a reduction to net revenues in the all other category) related to the decrease in unguaranteed residual values of certain leased assets. There were no such adjustments in 2019 or 2018.

Note 16. Benefit Plans
Subsidiaries of Altria sponsor noncontributory defined benefit pension plans covering certain employees of Altria and its subsidiaries. Employees hired on or after a date specific to their employee group, except for certain employees of UST’s subsidiaries and Middleton, are not eligible to participate in these noncontributory defined benefit pension plans but are instead eligible to participate in a defined contribution plan with enhanced benefits. Altria and its subsidiaries also provide postretirement health care and other benefits to certain retired employees.
The plan assets and benefit obligations of Altria’s pension plans and postretirement plans are measured at December 31 of each year.
The discount rates for Altria’s plans were based on a yield curve developed from a model portfolio of high-quality corporate bonds with durations that match the expected future cash flows of the pension and postretirement benefit obligations.
▪Obligations and Funded Status: The benefit obligations, plan assets and funded status of Altria’s pension and postretirement plans at December 31, 2020 and 2019 were as follows:

	Pension		Postretirement
(in millions)	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$8,659	$7,726	$2,091	$2,040
Service cost	74	70	16	16
Interest cost	251	306	59	76
Benefits paid	(477)	(493)	(107)	(126)
Actuarial losses	970	1,025	169	78
Settlement and curtailment	—	25	—	7
Other	(12)	—	1	—
Benefit obligation at end of year	9,465	8,659	2,229	2,091
Change in plan assets:
Fair value of plan assets at beginning of year	8,167	7,138	213	211
Actual return on plan assets	1,188	1,466	21	45
Employer contributions	33	56	—	—
Benefits paid	(477)	(493)	(33)	(43)
Fair value of plan assets at end of year	8,911	8,167	201	213
Funded status at December 31	$(554)	$(492)	$(2,028)	$(1,878)
Amounts recognized on Altria’s consolidated balance sheets were as follows:
Other accrued liabilities	$(23)	$(26)	$(77)	$(81)
Accrued pension costs	(551)	(473)	—	—
Other assets	20	7	—	—
Accrued postretirement health care costs	—	—	(1,951)	(1,797)
	$(554)	$(492)	$(2,028)	$(1,878)
The table above presents the projected benefit obligation for Altria’s pension plans. The accumulated benefit obligation, which represents benefits earned to date, for the pension plans was $9.1 billion and $8.4 billion at December 31, 2020 and 2019, respectively.
Actuarial losses for the years ended December 31, 2020 and 2019 for the pension and postretirement plans were due primarily to changes in the discount rate assumptions.
For pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2020, the accumulated benefit obligation and fair value of plan assets were $393 million and $149 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2019, the accumulated benefit obligation and fair value of plan assets were $357 million and $134 million, respectively.
For pension plans with projected benefit obligations in excess of plan assets at December 31, 2020, the projected benefit obligation and fair value of plan assets were $9,324 million and $8,750 million, respectively. For pension plans with projected benefit obligations in excess of plan assets at December 31, 2019, the projected benefit obligation and fair value of plan assets were $8,522 million and $8,023 million, respectively.
At December 31, 2020 and 2019, the accumulated postretirement benefit obligations were in excess of plan assets for all postretirement plans.

The following assumptions were used to determine Altria’s pension and postretirement benefit obligations at December 31:

	Pension		Postretirement
	2020	2019	2020	2019
Discount rate	2.7%	3.4%	2.6%	3.4%
Rate of compensation increase	4.0	4.0	—	—
Health care cost trend rate assumed for next year	—	—	6.5	6.5
Ultimate trend rate	—	—	5.0	5.0
Year that the rate reaches the ultimate trend rate	—	—	2027	2025
▪Components of Net Periodic Benefit Cost (Income): Net periodic benefit cost (income) consisted of the following for the years ended December 31, 2020, 2019 and 2018:

	Pension			Postretirement
(in millions)	2020	2019	2018	2020	2019	2018
Service cost	$74	$70	$81	$16	$16	$18
Interest cost	251	306	276	59	76	70
Expected return on plan assets	(502)	(576)	(585)	(14)	(15)	(19)
Amortization:
Net loss	134	159	225	10	5	21
Prior service cost (credit)	5	6	4	(30)	(30)	(42)
Settlement and curtailment	10	27	16	—	5	—
Net periodic benefit cost (income)	$(28)	$(8)	$17	$41	$57	$48
Settlement and curtailment shown in the table above for 2019 and 2018 primarily relate to the cost reduction program discussed in Note 5. Asset Impairment, Exit and Implementation Costs.
The amounts included in settlement and curtailment in the table above were comprised of the following changes:

	Pension			Postretirement
(in millions)	2020	2019	2018	2019
Benefit obligation	$—	$6	$—	$10
Other comprehensive earnings/losses:
Net loss	10	20	13	—
Prior service cost (credit)	—	1	3	(5)
	$10	$27	$16	$5
The following assumptions were used to determine Altria’s net periodic benefit cost for the years ended December 31:

	Pension			Postretirement
	2020	2019	2018	2020	2019	2018
Discount rates:
Service cost	3.7%	4.6%	3.8%	3.6%	4.5%	3.8%
Interest cost	3.0	4.0	3.3	3.0	4.0	3.3
Expected rate of return on plan assets	6.6	7.8	7.8	7.7	7.8	7.8
Rate of compensation increase	4.0	4.0	4.0	—	—	—
Health care cost trend rate	—	—	—	6.5	6.5	7.0
▪Defined Contribution Plans: Altria sponsors deferred profit-sharing plans covering certain salaried, non-union and union employees. Contributions and costs are determined generally as a percentage of earnings, as defined by the plans. Amounts charged to expense for these defined contribution plans totaled $88 million, $78 million and $85 million in 2020, 2019 and 2018, respectively.
▪Pension and Postretirement Plan Assets: In managing its pension assets, Altria implements a liability-driven investment framework that aligns plan assets with liabilities. The current target allocation between fixed income and growth assets of 70%/30%, respectively, balances pension liability hedging and asset growth in order to maintain the plan’s funded status and cover incremental service accruals and interest cost. Liability hedging is achieved through investing in rate-sensitive fixed income securities, primarily corporate bonds and U.S. Treasuries, while growth assets are comprised of publicly traded equity securities.

Altria’s investment strategy for its postretirement plan assets is aimed at maximizing the total asset return based on expectation that equity securities will outperform debt securities over the long term and reflects the maturity structure of the benefit obligation. The equity/fixed income target allocation for postretirement plan assets is 55%/45%.
Altria believes that it implements these investment strategies in a prudent and risk-controlled manner, consistent with the fiduciary requirements of the Employee Retirement Income Security Act of 1974, by investing retirement plan assets in a well-diversified mix of equities, fixed income and other securities.
The actual composition of Altria’s plan assets at December 31, 2020 was broadly characterized with the following allocation:

	Pension	Postretirement
Equity securities	31%	58%
Corporate bonds	53%	31%
U.S. Treasury and foreign government securities	16%	11%
Altria’s pension and postretirement plan asset performance is monitored on an ongoing basis to adjust the mix as necessary.
Substantially all pension and all postretirement assets can be used to make monthly benefit payments.
Altria’s investment objective for its pension and postretirement plan assets is accomplished by investing in long-duration fixed income securities that primarily include U.S. corporate bonds of companies from diversified industries and U.S. Treasury securities that mirror Altria’s pension obligation benchmark, as well as U.S. and international equity index strategies that are intended to mirror broad market indices, including, the Standard & Poor’s 500 Index and Morgan Stanley Capital International (“MSCI”) Europe, Australasia, and the Far East (“EAFE”) Index. Altria’s pension and postretirement plans also invest in actively managed international equity securities of mid and small cap companies located in developed and emerging markets. For pension plan assets, the allocation to below investment grade securities represented 11% of the fixed income holdings or 8% of the total plan assets at December 31, 2020. The allocation to emerging markets represented 1% of equity holdings or less than 1% of total plan assets at December 31, 2020. For postretirement plan assets, the allocation to below investment grade securities represented 8% of the fixed income holdings or 3% of the total plan assets at December 31, 2020. There were no postretirement plan assets invested in emerging markets at December 31, 2020.
Altria’s risk management practices for its pension and postretirement plans include (i) ongoing monitoring of asset allocation, investment performance and investment managers’ compliance with their investment guidelines, (ii) periodic rebalancing between equity and debt asset classes and (iii) annual actuarial re-measurement of plan liabilities.
Altria’s expected rate of return on pension and postretirement plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. The forward-looking estimates are consistent with the long-term historical averages exhibited by returns on equity and fixed income securities. For determining its pension and postretirement net periodic benefit cost, Altria’s 2021 expected rate of return assumption remains unchanged from prior year at 6.6% and 7.7%, respectively.

The fair values of the pension plan assets by asset category at December 31, 2020 and 2019 were as follows:

	2020			2019
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. and foreign government securities or their agencies:
U.S. government and agencies	$—	$950	$950	$—	$811	$811
U.S. municipal bonds	—	64	64	—	57	57
Foreign government and agencies	—	90	90	—	98	98
Corporate debt instruments:
Above investment grade	—	3,760	3,760	—	3,523	3,523
Below investment grade and no rating	—	868	868	—	521	521
Common stock:
International equities	316	—	316	296	—	296
U.S. equities	970	—	970	1,263	—	1,263
Other, net	21	356	377	(4)	479	475
	$1,307	$6,088	$7,395	$1,555	$5,489	$7,044
Investments measured at NAV as a practical expedient for fair value:
Collective investment funds
U.S. large cap			$924			$825
U.S. small cap			455			386
International developed markets			114			106
Total investments measured at NAV			$1,493			$1,317

Other			23			(194)
Fair value of plan assets, net			$8,911			$8,167
Level 3 holdings and transactions were immaterial to total plan assets at December 31, 2020 and 2019.
The fair value of the postretirement plan assets at December 31, 2020 and 2019 were as follows:

	2020			2019
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. and foreign government securities or their agencies:
U.S. government and agencies	$—	$6	$6	$—	$11	$11
Foreign government and agencies	—	4	4	—	5	5
Corporate debt instruments:
Above investment grade	—	55	55	—	63	63
Below investment grade and no rating	—	11	11	—	9	9
Other, net	—	7	7	—	7	7
	$—	$83	$83	$—	$95	$95
Investments measured at NAV as a practical expedient for fair value:
Collective investment funds:
U.S. large cap			$97			$97
International developed markets			25			24
Total investments measured at NAV			$122			$121

Other			(4)			(3)
Fair value of plan assets, net			$201			$213
There were no Level 3 postretirement plan holdings or transactions during 2020 and 2019.

For a description of the fair value hierarchy and the three levels of inputs used to measure fair value, see Note 2. Summary of Significant Accounting Policies.
Following is a description of the valuation methodologies used for investments measured at fair value.
▪U.S. and Foreign Government Securities: U.S. and foreign government securities consist of investments in Treasury Nominal Bonds and Inflation Protected Securities and municipal securities. Government securities are valued at a price that is based on a compilation of primarily observable market information, such as broker quotes. Matrix pricing, yield curves and indices are used when broker quotes are not available.
▪Corporate Debt Instruments: Corporate debt instruments are valued at a price that is based on a compilation of primarily observable market information, such as broker quotes. Matrix pricing, yield curves and indices are used when broker quotes are not available.
▪Common Stock: Common stocks are valued based on the price of the security as listed on an open active exchange on last trade date.
▪Collective Investment Funds: Collective investment funds consist of funds that are intended to mirror indices such as Standard & Poor’s 500 Index and MSCI EAFE Index. They are valued on the basis of the relative interest of each participating investor in the fair value of the underlying assets of each of the respective collective investment funds. The underlying assets are valued based on the net asset value (“NAV”), which is provided by the investment account manager as a practical expedient to estimate fair value. These investments are not classified by level but are disclosed to permit reconciliation to the fair value of plan assets.
Cash Flows: Altria makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under IRS regulations. Currently, Altria anticipates making employer contributions to its pension and postretirement plans of up to approximately $30 million and $60 million, respectively, in 2021. However, this estimate is subject to change as a result of changes in tax and other benefit laws, changes in interest rates, as well as asset performance significantly above or below the assumed long-term rate of return for each respective plan.

Estimated future benefit payments at December 31, 2020 were as follows:

(in millions)	Pension	Postretirement
2021	$495	$120
2022	483	118
2023	483	115
2024	483	113
2025	485	112
2026-2030	2,437	563

Comprehensive Earnings/Losses
The amounts recorded in accumulated other comprehensive losses at December 31, 2020 consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net loss	$(2,689)	$(541)	$(44)	$(3,274)
Prior service (cost) credit	(27)	41	(5)	9
Deferred income taxes	702	132	11	845
Amounts recorded in accumulated other comprehensive losses	$(2,014)	$(368)	$(38)	$(2,420)
The amounts recorded in accumulated other comprehensive losses at December 31, 2019 consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net loss	$(2,565)	$(389)	$(45)	$(2,999)
Prior service (cost) credit	(27)	72	(5)	40
Deferred income taxes	670	86	11	767
Amounts recorded in accumulated other comprehensive losses	$(1,922)	$(231)	$(39)	$(2,192)

The movements in other comprehensive earnings/losses during the year ended December 31, 2020 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings (losses) as components of net periodic benefit cost:
Amortization:
Net loss	$134	$10	$19	$163
Prior service cost/credit	5	(30)	—	(25)
Other expense (income):
Net loss	10	—	—	10
Prior service cost/credit	—	—	—	—
Deferred income taxes	(37)	5	(5)	(37)
	$112	$(15)	$14	$111
Other movements during the year:
Net loss	$(268)	$(162)	$(18)	$(448)
Prior service cost/credit	(5)	(1)	—	(6)
Deferred income taxes	69	41	5	115
	$(204)	$(122)	$(13)	$(339)
Total movements in other comprehensive earnings/losses	$(92)	$(137)	$1	$(228)

The movements in other comprehensive earnings/losses during the year ended December 31, 2019 were as follows:

(in millions)	Pension	Post-retirement	Post-employment	Total
Amounts reclassified to net earnings (losses) as components of net periodic benefit cost:
Amortization:
Net loss	$159	$5	$20	$184
Prior service cost/credit	6	(30)	1	(23)
Other expense (income):
Net loss	20	—	(4)	16
Prior service cost/credit	1	(5)	—	(4)
Deferred income taxes	(47)	7	(4)	(44)
	$139	$(23)	$13	$129
Other movements during the year:
Net loss	$(153)	$(67)	$17	$(203)
Prior service cost/credit	—	(1)	—	(1)
Deferred income taxes	38	18	(5)	51
	$(115)	$(50)	$12	$(153)
Total movements in other comprehensive earnings/losses	$24	$(73)	$25	$(24)

The movements in other comprehensive earnings/losses during the year ended December 31, 2018 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings (losses) as components of net periodic benefit cost:
Amortization:
Net loss	$225	$21	$17	$263
Prior service cost/credit	4	(42)	—	(38)
Other expense (income):
Net loss	13	—	—	13
Prior service cost/credit	3	—	—	3
Deferred income taxes	(61)	4	(4)	(61)
	$184	$(17)	$13	$180
Other movements during the year:
Adoption of ASU 2018-02 (1)	$(330)	$(55)	$(12)	$(397)
Net loss	(336)	264	(2)	(74)
Prior service cost/credit	(26)	(45)	(6)	(77)
Deferred income taxes	91	(54)	2	39
	$(601)	$110	$(18)	$(509)
Total movements in other comprehensive earnings/losses	$(417)	$93	$(5)	$(329)
(1) Reflects the reclassification of the stranded income tax effects of the Tax Reform Act.

Note 17. Additional Information

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Research and development expense	$131	$168	$252
Advertising expense	$26	$33	$37
Interest and other debt expense, net:
Interest expense	$1,223	$1,322	$697
Interest income	(14)	(42)	(32)
	$1,209	$1,280	$665
The activity in the allowance for discounts and allowance for returned goods for the years ended December 31, 2020, 2019 and 2018 was as follows:

(in millions)	2020		2019		2018
	Discounts	Returned Goods	Discounts	Returned Goods	Discounts	Returned Goods
Balance at beginning of year	$—	$32	$—	$32	$—	$40
Charged to costs and expenses	633	98	604	127	620	97
Deductions (1)	(633)	(90)	(604)	(127)	(620)	(105)
Balance at end of year	$—	$40	$—	$32	$—	$32
(1) Represents the recording of discounts and returns for which allowances were created.
The activity in the allowance for losses on finance assets for the years ended December 31, 2020, 2019 and 2018 was as follows:

(in millions)	2020	2019	2018
Balance at beginning of year	$19	$19	$23
Decrease to allowance	—	—	(4)
Balance at end of year	$19	$19	$19

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
Overview of Altria and/or PM USA Tobacco-Related Litigation
Types and Number of U.S. Cases: Claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs; (ii) health care cost recovery cases brought by governmental (both domestic and foreign) plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits; (iii) e-vapor cases alleging violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), fraud, failure to warn, design defect, negligence, antitrust and unfair trade practices; and (iv) other tobacco-related litigation described below. Plaintiffs’ theories of recovery and the defenses raised in tobacco-related litigation are discussed below.

The table below lists the number of certain tobacco-related cases pending in the U.S. against PM USA and/or Altria as of December 31, 2020, 2019 and 2018:

	2020	2019	2018
Individual Smoking and Health Cases (1)	148	104	100
Health Care Cost Recovery Actions (2)	1	1	1
E-vapor Cases(3)	1,563	101	—
Other Tobacco-Related Cases(4)	3	4	4
(1) Includes 16 cases filed in New Mexico, 30 cases filed in Massachusetts and 60 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,471 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. In March 2018, 923 of these cases were voluntarily dismissed without prejudice.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) Includes 27 class action lawsuits, three of which were filed in Canada, 1,468 individual lawsuits and 68 “third party” lawsuits relating to JUUL e-vapor products, which include school districts, state and local government, tribal and healthcare organization lawsuits. JUUL is an additional named defendant in each of these lawsuits.
(4) Includes one inactive smoking and health case alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.

International Tobacco-Related Cases: As of January 25, 2021, (i) Altria is named as a defendant in three e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of January 25, 2021, one Engle progeny case against PM USA is set for trial through March 30, 2021. Trial dates are subject to change and many of the trials have been postponed due to the COVID-19 pandemic.
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
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of January 25, 2021.
Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation): After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $805 million and interest totaling approximately $218 million as of December 31, 2020. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $365 million and related interest totaling approximately $56 million.

The changes in Altria’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

(in millions)	2020		2019		2018
Accrued liability for tobacco and health litigation items at beginning of period (1)	$14		$112		$106
Pre-tax charges for:
Tobacco and health litigation	79	(1)(2)	72	(1)(2)	113
Related interest costs	4		5		18
Payments (1)	(88)	(3)	(175)	(3)	(125)
Accrued liability for tobacco and health litigation items at end of period (1)	$9		$14		$112
(1) Includes amounts related to the costs of implementing the corrective communications remedy related to the Federal Government’s Lawsuit discussed below.
(2) Includes certain costs related to pre-trial resolution of tobacco and health cases.
(3) Includes amounts related to (i) payments for pre-trial resolution of tobacco and health cases and (ii) costs for pre-trial resolution of other tobacco and health cases accrued in the prior year and paid in the identified year.

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
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of December 31, 2020, PM USA has posted appeal bonds totaling approximately $61 million, which have been collateralized with restricted cash that are included in assets on the consolidated balance sheets.
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
Laramie: In August 2019, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA, awarding $11 million in compensatory damages and $10 million in punitive damages. PM USA and plaintiff have appealed.
Gentile: In October 2017, a jury in a Florida state court returned a verdict in favor of plaintiff and against PM USA, awarding approximately $7.1 million in compensatory damages and allocating 75% of the fault to PM USA. PM USA appealed. In September 2019, the Florida Fourth District Court of Appeal reversed the judgment entered by the trial court, granted PM USA judgment on certain claims and remanded for a new trial on the remaining claims. Plaintiff petitioned the Florida Supreme Court for further review, which the court denied in January 2021.
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of January 25, 2021, approximately 1,300 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 1,600 state court plaintiffs.  Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of January 25, 2021, three cases were pending against PM USA in federal court representing the cases excluded from that agreement.
Engle Progeny Trial Results: As of January 25, 2021, 134 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Seventy-six verdicts were returned in favor of plaintiffs and five verdicts (Skolnick, Calloway, Oshinsky-Blacker, McCoy and Frogel) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending.
Forty-nine verdicts were returned in favor of PM USA, of which 43 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of January 25, 2021. Four verdicts (Pearson, D. Cohen, Collar and Chacon) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case decided to award plaintiffs damages. One case, Pollari, resulted in a verdict in favor of PM USA following a retrial of an initial verdict returned in favor of plaintiff. Plaintiff and defendants appealed the verdict and the appellate court affirmed the judgement in favor of the defendants. Three cases, Gloger, Rintoul (Caprio) and Duignan, resulted in verdicts in favor of plaintiffs following retrial of initial verdicts returned in favor of plaintiffs. Post-trial motions or appeals are pending. One case, Freeman, resulted in an appellate reversal of a jury verdict in favor of plaintiff, and a judgment in favor of PM USA.
The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists such cases that are pending as of January 25, 2021 where PM USA has recorded a provision in its consolidated financial statements because PM USA has determined that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated; the second chart lists other such cases that are pending as of January 25, 2021 but where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated; and the third chart lists other such cases that have concluded within the previous 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.

Currently Pending Engle Cases with Accrued Liabilities
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (All Defendants)	Punitive Damages (PM USA)	Appeal Status	Accrual (1)
Berger (Cote)	September 2014	PM USA	Federal Court - Middle District of Florida	$6 million	$21 million
The Eleventh Circuit Court of Appeals reinstated the punitive and compensatory damages awards and remanded the case to the district court. PM USA’s challenge to the punitive damages award was denied by the district court. Upon appeal by PM USA, the Eleventh Circuit Court of Appeals affirmed the punitive damages award.
$6 million accrual in the fourth quarter of 2018
Santoro	March 2017	PM USA, R.J. Reynolds and Liggett Group(2)	Broward	$2 million (<$1 million PM USA)	<$1 million
The Fourth District Court of Appeal affirmed the compensatory damages award and reinstated the punitive damages award. Defendants’ motion for rehearing was denied. Defendants’ appeal to the Florida Supreme Court of the punitive damages award was also denied.
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

Other Currently Pending Engle Cases with Verdicts Against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Appeal Status
Duignan	February 2020(2)	PM USA and R.J. Reynolds	Pinellas	$3 million	$12 million	Appeal by defendants to Second District Court of Appeal pending.
Cuddihee	January 2020	PM USA	Duval	$3 million	$0	Appeal by plaintiff and defendant to First District Court of Appeal pending.
Rintoul (Caprio)	November 2019(2)	PM USA and R.J. Reynolds	Broward	$9 million	$74 million	Appeal by plaintiff and defendants to Fourth District Court of Appeal pending.
Gloger	November 2019(2)	PM USA and R.J. Reynolds	Miami-Dade	$15 million	$11 million	Appeal by defendants to Third District Court of Appeal pending.
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	$0	New trial ordered on punitive damages.
Neff	March 2019	PM USA and R.J. Reynolds	Broward	$4 million	$2 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Mahfuz	February 2019	PM USA and R.J. Reynolds	Broward	$12 million	$10 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Holliman	February 2019	PM USA	Miami-Dade	$3 million	$0	Defendant’s appeal to Third District Court of Appeal pending.
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Third District Court of Appeal affirmed the compensatory damages award. PM USA petitioned Florida Supreme Court for review. Case stayed pending Florida Supreme Court decision in Prentice.(3)
Kaplan	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$2 million	Fourth District Court of Appeal affirmed the verdict. Defendants’ motion for rehearing pending.

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
Third District Court of Appeal affirmed compensatory damages award and granted new trial on punitive damages. Florida Supreme Court denied PM USA’s petition for review of the Third District Court of Appeal's decision. PM USA paid approximately $1 million for the compensatory damages award and awaits the new trial on punitive damages. (2)

Cooper (Blackwood)	September 2015	PM USA and R.J. Reynolds	Broward	$5 million (<$1 million PM USA)	$0	Fourth District Court of Appeal affirmed judgment and granted a new trial on punitive damages.
D. Brown	January 2015	PM USA	Federal Court - Middle District of Florida	$8 million	$9 million	Appeal by defendant to U.S. Court of Appeals for the Eleventh Circuit stayed pending Florida Supreme Court decision in Prentice.(3)
Harris	July 2014	PM USA, R.J. Reynolds and Lorillard	Federal Court - Middle District of Florida	$2 million (<$1 million PM USA)	$0	U.S. Court of Appeals for the Eleventh Circuit reversed the judgment against PM USA and remanded to the district court to enter judgment for the defendants.
(1) PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.
(2) Plaintiff was granted an award of approximately $3 million in fees, costs and interest that PM USA has appealed.
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
As of January 25, 2021, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to Altria or its subsidiaries) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the U.S.). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
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
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia and certain U.S. territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA and R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the years ended December 31, 2020, 2019 and 2018, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $4.4 billion, $4.2 billion, and $4.2 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
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
NPM Adjustment Disputes - Settlement with 36 States and Territories and Separate Settlements with Montana and New York.
PM USA has entered into three settlements of NPM Adjustment disputes with a total of 38 states and territories, one with 36 states and territories (the “multi-state settlement”), one with the State of New York and one with the State of Montana. In the multi-state settlement, PM USA, by the end of October 2017, had settled the NPM Adjustment disputes for 2003-2015 with 26 states in exchange for a total of $740 million. In 2018, PM USA agreed to settle the NPM Adjustment disputes for 2016 and 2017 with the 26 states mentioned above and PM USA settled the NPM Adjustment disputes for 2004-2017 with ten additional states. As a result of these two developments, PM USA will receive approximately $248 million, $68 million of which it received in April 2018, $121 million of which it received in April 2019 and $47 million of which it received in April 2020. In connection with these two developments, PM USA recorded a reduction to cost of sales in the amount of $39 million in 2017 and in the amount of $209 million in 2018. In the first quarter of 2019, PM USA also recorded a reduction to cost of sales in the amount of $52 million for its estimate of the 2018 NPM Adjustment settlement credit it expects to receive under the multi-state settlement.
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
As discussed below, in November 2020, PM USA and other PMs reached a resolution with Montana with respect to NPM adjustments for 2005-2019.
The New York settlement, the Montana settlement and the multi-state settlement also contain provisions resolving certain disputes regarding the application of the NPM Adjustment going forward.
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
▪2004 and Subsequent NPM Adjustments. PM USA has continued to pursue the NPM Adjustments for 2004 and subsequent years in multi-state arbitrations against the states that did not join the settlements discussed above.
In September 2019, a New Mexico state appellate court affirmed a trial court’s order compelling New Mexico to arbitrate the 2004 NPM Adjustment claims in the multi-state arbitration with the other states. In November 2019, the New Mexico Supreme Court declined to review that decision. The arbitration hearing for New Mexico has been scheduled for June 2021.
The Montana state courts ruled that Montana may litigate its claims in state court, rather than participate in a multi-state arbitration and the PMs agreed not to contest the applicability of the 2004 NPM Adjustment to Montana. In April 2020, the State of Montana filed a motion in Montana state court against the PMs, including PM USA, claiming that Montana’s share of the NPM Adjustment amounts should have been paid to the state in advance of the resolution of disputes over the applicability of those adjustments. Montana’s share of the amounts PM USA placed in the disputed payments account established pursuant to the terms of the MSA on account of the NPM Adjustment disputes was approximately $13.8 million. The matter was resolved by agreement in November 2020 resulting in a settlement payment from PM USA of approximately $4 million, which was recorded to cost of sales in the fourth quarter of 2020, and the release to Montana of its share of PM USA’s money in the disputed payments account for the NPM Adjustment disputes. As part of the agreement, the PMs agreed not to contest the application of the NPM Adjustment to Montana for 2005-2030.
Other than Montana and New Mexico, all of the non-settling states participated in a 2004 multi-state arbitration. That arbitration initially concluded in July 2019, although Missouri was granted a hearing in June 2020. As of January 25, 2021, no decisions have resulted from the arbitration.
The PMs have reached an agreement with the states that have not settled (with the exception of Missouri) that the next round of NPM arbitrations will encompass three years, 2005-2007, and the parties have selected an arbitration panel for the 2005-2007 arbitration. Missouri is participating in the arbitration, but has agreed to arbitrate only one year, 2005, before the panel. The hearings in this arbitration have not yet been scheduled. No assurance can be given as to when proceedings for 2008 and subsequent years will be scheduled or the precise form those proceedings will take.
The IA has calculated that PM USA’s share of the maximum potential NPM Adjustments for 2004-2019 is (exclusive of interest or earnings): $388 million for 2004; $181 million for 2005; $154 million for 2006; $185 million for 2007; $250 million for 2008; $211 million for 2009; $218 million for 2010; $166 million for 2011; $214 million for 2012; $224 million for 2013; $258 million for 2014; $313 million for 2015; $305 million for 2016; $297 million for 2017; $340 million for 2018 and $441 million for 2019. These maximum amounts will be reduced, likely substantially, to reflect the NPM Adjustment settlements discussed above, and potentially for current and future calculation disputes and other developments. Finally, PM USA’s recovery of these amounts, even as reduced, is dependent upon subsequent determinations regarding state-specific defenses and disputes with other PMs.
Other Disputes Under the State Settlement Agreements: The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the allocations of any NPM Adjustments and related settlements, have been and may continue to be affected by R.J. Reynolds’s acquisition of Lorillard in 2015 and its related sale of certain cigarette brands to ITG (the “ITG brands”). In particular, both R.J. Reynolds and ITG have asserted that they do not have to make payments on the ITG brands under the Florida, Minnesota and Texas State Settlement Agreements or include the ITG brands for purposes of certain calculations under the State Settlement Agreements. PM USA believes that R.J. Reynolds’s and ITG’s positions violate the State Settlement Agreements and applicable law. PM USA further believes that these actions: (i) improperly increased PM USA’s payments for 2015-2019; (ii) may improperly increase PM USA’s payments for subsequent years; (iii) improperly decreased PM USA’s share of the 2015-2019 NPM Adjustments and of the settlements of related disputes; and (iv) may improperly decrease PM USA’s share of NPM Adjustments and related settlements for subsequent years.
In January 2017, PM USA and the State of Florida each filed a motion in Florida state court against R.J. Reynolds and ITG seeking to enforce the Florida State Settlement Agreement. In August 2018, the Florida trial court entered final judgment ruling that R.J. Reynolds (and not ITG) must make settlement payments under the Florida State Settlement Agreement on the ITG brands, and ordering R.J. Reynolds to pay PM USA approximately $9.8 million (inclusive of interest) for the 2015-2017 period. Both R.J. Reynolds and PM USA filed notices of appeal and, in July 2020, the Florida Fourth District Court of Appeal affirmed the trial court’s decision. In September 2020, the Florida Fourth District Court of Appeal denied R.J. Reynolds’s motions for rehearing. In October 2020, R.J. Reynolds petitioned the Florida Supreme Court to review the appellate court decision; the petition was denied in December 2020.
In March 2018, PM USA and the State of Minnesota filed pleadings in Minnesota state court asserting claims against R.J. Reynolds and ITG, similar to those made in Florida, and seeking to enforce the Minnesota State Settlement Agreement. In September 2019, the Minnesota court granted the State of Minnesota’s and PM USA’s motions to enforce the agreement against R.J. Reynolds. The Minnesota court concluded, however, that it could not yet resolve the question of ITG’s liability under the Minnesota State Settlement Agreement. An evidentiary hearing on the question of ITG’s potential liability was held in the third quarter of 2020. A decision has not yet been issued.
In December 2018, PM USA filed a motion in Mississippi state court seeking to enforce the Mississippi State Settlement Agreement against R.J. Reynolds and ITG with respect to the accuracy of certain submissions made by R.J. Reynolds and ITG concerning the calculation of payments relating to the ITG brands. A hearing in the case is currently scheduled for May 2021. In December 2019, in a separate matter, the State of Mississippi filed a motion in Mississippi state court seeking to enforce the Mississippi State Settlement Agreement against PM USA, R.J. Reynolds and ITG concerning the tax rates used in the annual calculation of the net operating profit adjustment payments starting in 2018. A hearing is scheduled for October 2021.
In January 2019, PM USA and the State of Texas each filed a motion in federal court in the Eastern District of Texas asserting claims against R.J. Reynolds and ITG, similar to those made in Florida and Minnesota, seeking to enforce the Texas State Settlement Agreement. In February 2020, the Texas court granted the State of Texas’s and PM USA’s motions to enforce the settlement agreement against R.J. Reynolds. The Texas court, however, deferred the ultimate resolution of the motions to enforce against ITG, because it concluded that question was dependent upon the outcome of separate litigation pending between ITG and R.J. Reynolds in the Delaware Court of Chancery. In August 2020, R.J. Reynolds appealed the Eastern District of Texas’s ruling to the U.S. Court of Appeals for the Fifth Circuit. ITG and the State of Texas also have filed notices of appeal, each of which is limited to the issue of how payments of statutory fees are treated under the Eastern District of Texas’s ruling. The appeals remain pending.

In January 2021, PM USA and other PMs reached an agreement with several MSA states to waive the PMs’ claim under the most favored nation provision of the MSA in connection with a settlement between those MSA states and a non-participating manufacturer, S&M Brands, Inc. (“S&M Brands”), under which the states released certain claims against S&M Brands in exchange for receiving a portion of the funds S&M Brands had deposited into escrow accounts in those states pursuant to the states’ escrow statutes. In consideration for waiving its most favored nation claim, PM USA received approximately $32 million from the escrow funds paid to those MSA states under their settlement with S&M Brands. Such funds were received in January 2021 and will be recorded in the financials for the first quarter of 2021 as a reduction to cost of sales.
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
In June 2020, the United States government filed a motion with the district court asking for clarification as to whether the court-ordered injunction that applies to cigarettes also applies to HeatSticks, a heated tobacco product used with the IQOS electronic device. In August 2020, Altria and PM USA filed an opposition to the government’s motion and, in the alternative, a motion to modify the injunction to make clear it does not apply to HeatSticks. Regardless of the district court’s decisions on the pending motions, the government has indicated it will not oppose a modification to the injunction that permits PM USA to use the Modified Risk Tobacco Product claim authorized by the FDA for HeatSticks.

E-vapor Product Litigation
As of January 25, 2021, Altria and/or its subsidiaries, including PM USA, were named as defendants in 27 class action lawsuits relating to JUUL e-vapor products. JUUL is an additional named defendant in each of these lawsuits. The theories of recovery include violation of RICO, fraud, failure to warn, design defect, negligence and unfair trade practices. Plaintiffs also sought to add antitrust claims due to the recent administrative complaint filed by the FTC. Although the court denied this request in the class action lawsuits, the individual antitrust claims remain pending before the same court. See Antitrust Litigation below for further discussion. Plaintiffs seek various remedies, including compensatory and punitive damages and an injunction prohibiting product sales.
Altria and/or its subsidiaries, including PM USA, also have been named as defendants in other lawsuits involving JUUL e-vapor products, including 1,631 individual lawsuits, 81 “third party” lawsuits, which include school districts, state and local governments, including the states of Alaska, Hawaii and Minnesota, and tribal and healthcare organization lawsuits. JUUL is an additional named defendant in each of these lawsuits.
The majority of the individual and class action lawsuits mentioned above were filed in federal court. In October 2019, the United States Judicial Panel on Multidistrict Litigation ordered the coordination or consolidation of these lawsuits in the U.S. District Court for the Northern District of California for pretrial purposes.
Altria and its subsidiaries filed motions to dismiss certain claims in the class action and school district cases, including the federal RICO claim. In October 2020, the U.S. District Court for the Northern District of California granted the motion to dismiss the RICO class action claim. Although it otherwise denied the motion, the court found that plaintiffs had not sufficiently alleged standing or causation with respect to their claim under California law. The court also granted the motion to dismiss the RICO claim in the cases filed by various school districts, but denied the motion in all other respects. The court gave plaintiffs the opportunity to amend their complaints to attempt to cure the deficiencies the court identified and plaintiffs filed their amended complaints in November 2020. In January 2021, Altria and its subsidiaries filed a renewed motion to dismiss.
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
IQOS Litigation
In April 2020, RAI Strategic Holdings, Inc. and R.J. Reynolds Vapor Co., which are affiliates of R.J. Reynolds, filed a lawsuit against Altria, PM USA, Altria Client Services LLC, PMI and its affiliate, Philip Morris Products S.A., in the United States District Court for the Eastern District of Virginia. The lawsuit asserts claims of patent infringement based on the sale of the IQOS electronic device and HeatSticks in the United States. Plaintiffs seek various remedies, including preliminary and permanent injunctive relief, treble damages and attorneys’ fees. Altria and PMI have been dismissed from the lawsuit. In June 2020, the remaining defendants filed a motion to dismiss certain of plaintiffs’ claims and also filed counterclaims against the plaintiffs for infringement of various patents owned by the remaining defendants. The case is currently stayed.
Also in April 2020, a related action was filed against the same defendants by the same plaintiffs, as well as R.J. Reynolds, with the United States International Trade Commission (“ITC”). There, the plaintiffs also allege patent infringement, but the remedies sought include a prohibition on the importation of the IQOS electronic device, HeatSticks and component parts into the United States. No damages are recoverable in the proceedings before the ITC. A hearing before an administrative law judge began on January 25, 2021.
An additional patent infringement case regarding the IQOS electronic device was filed in November 2020 in the United States District Court for the Northern District of Georgia against PM USA and Philip Morris Products S.A. seeking damages and equitable relief.
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

Also as of January 25, 2021, 16 putative class action lawsuits have been filed against Altria and JUUL in the United States District Court for the Northern District of California. The lawsuits initially named, in addition to the two companies, certain senior executives and certain members of the board of directors of both companies as defendants; however, those individuals currently or formerly affiliated with Altria were later dismissed. In November 2020 these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, cite the FTC administrative complaint and allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Act and Section 7 of the Clayton Act and various state antitrust, consumer protection and unjust enrichment laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid, divestiture of Altria’s minority investment in JUUL and rescission of the transaction. Altria filed a motion to dismiss these lawsuits in January 2021.
In November 2020, Altria exercised its rights to convert its non-voting JUUL shares to voting shares. However, pending the outcome of the FTC administrative complaint, Altria currently does not intend to exercise its additional governance rights obtained upon the conversion, including the right to elect directors to JUUL’s board or to vote its JUUL shares other than as a passive investor. For further discussion of Altria’s rights in the event of share conversion, see Note 6. Investments in Equity Securities - Investment in JUUL.
Shareholder Class Action and Shareholder Derivative Lawsuits
In October and December 2019, two purported Altria shareholders filed putative class action lawsuits against Altria, Howard A. Willard III, Altria’s former Chairman and Chief Executive Officer, and William F. Gifford, Jr., Altria’s former Vice Chairman and Chief Financial Officer and current Chief Executive Officer, in the United States District Court for the Eastern District of New York. In December 2019, the court consolidated the two lawsuits into a single proceeding. The consolidated lawsuit was subsequently transferred to the United States District Court for the Eastern District of Virginia. The lawsuit asserts claims under Sections 10(b) and 20(a) and under Rule 10b-5 of the Exchange Act. In April 2020, JUUL, its founders and some of its current and former executives were added to the lawsuit. The claims allege false and misleading statements and omissions relating to Altria’s investment in JUUL. Plaintiffs seek various remedies, including damages and attorneys’ fees. In July 2020, the defendants filed motions to dismiss plaintiffs’ claims.
In August 2020, two purported Altria shareholders filed separate derivative lawsuits in the United States District Court for the Northern District of California on behalf of themselves and Altria, against Mr. Willard, Mr. Gifford, JUUL and certain of its executives and officers. These derivative lawsuits relate to Altria’s investment in JUUL, and assert claims of breach of fiduciary duty by the Altria defendants and aiding and abetting in that alleged breach of fiduciary duty by the remaining defendants. A third derivative lawsuit was filed in September 2020 in the Circuit Court for Henrico County, Virginia against Mr. Willard, Mr. Gifford, Kevin C. Crosthwaite (Altria’s former Chief Growth Officer and current JUUL Chief Executive Officer) and certain members of Altria’s Board of Directors. This suit asserts a claim for breach of fiduciary duty. Plaintiffs seek various remedies, including damages, disgorgement of profits, reformation of Altria’s corporate governance and internal procedures, and attorneys’ fees. The plaintiffs have agreed to stay the Virginia derivative case pending the outcome of defendants’ motions to dismiss the shareholder class action. The fourth and fifth derivative lawsuits were filed in October 2020 and January 2021, respectively, in the United States District Court for the Eastern District of Virginia against the same Altria defendants in the Virginia lawsuit, JUUL, its founders and some of its current and former executives. The remedies sought in both lawsuits are similar to those sought by plaintiffs in the Virginia lawsuit. As with the Virginia lawsuit, the plaintiffs in the fourth lawsuit have agreed to stay the case pending the outcome of defendants’ motions to dismiss the shareholder class action.
Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of January 25, 2021, two “Lights/Ultra Lights” class actions are pending in U.S. state court. Neither case is active.
As of January 25, 2021, two smoking and health cases alleging personal injury or seeking court-supervised programs or ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, are pending in their respective U.S. state courts. Neither case is active.
UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of January 25, 2021, there is one case pending against USSTC.
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
Guarantees and Other Similar Matters
In the ordinary course of business, certain subsidiaries of Altria have agreed to indemnify a limited number of third parties in the event of future litigation. At December 31, 2020, Altria and certain of its subsidiaries (i) had $49 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for guarantees related to their own performance, including $25 million for surety bonds; and (iii) had a redeemable noncontrolling interest of $40 million recorded on its consolidated balance sheet. In addition, from time to time, subsidiaries of Altria issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.
Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of Altria’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria does not have a related liability recorded on its consolidated balance sheet at December 31, 2020 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the IQOS patent litigation discussed above under Certain Other Tobacco-Related Litigation - IQOS Litigation, excluding the patent infringement case filed with the United States District Court for the Northern District of Georgia.
As more fully discussed in Note 9. Long-Term Debt, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under its $3.0 billion Credit Agreement and amounts outstanding under its commercial paper program.

Note 19. Quarterly Financial Data (Unaudited)

	2020 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$6,359	$6,367	$7,123	$6,304
Gross profit	$2,873	$3,287	$3,717	$3,146
Net earnings (losses)	$1,550	$1,938	$(956)	$1,922
Net earnings (losses) attributable to Altria	$1,552	$1,943	$(952)	$1,924
Per share data:
Basic and diluted earnings (losses) per share attributable to Altria	$0.83	$1.04	$(0.51)	$1.03

	2019 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$5,628	$6,619	$6,856	$6,007
Gross profit	$2,811	$3,319	$3,497	$3,084
Net earnings (losses)	$1,121	$1,997	$(2,602)	$(1,814)
Net earnings (losses) attributable to Altria	$1,120	$1,996	$(2,600)	$(1,809)
Per share data:
Basic earnings (losses) per share attributable to Altria	$0.60	$1.07	$(1.39)	$(0.97)
Diluted earnings (losses) per share attributable to Altria	$0.60	$1.07	$(1.39)	$(1.00)

During 2020 and 2019, the following pre-tax (gains) or charges were included in net earnings attributable to Altria:

	2020 Quarters
(in millions)	1st	2nd	3rd	4th
Impairment of JUUL equity securities	$—	$—	$2,600	$—
JUUL changes in fair value	—	—	—	(100)
Tobacco and health litigation items, including accrued interest	24	18	34	7
Asset impairment, exit, implementation and acquisition-related costs	395	8	12	16
ABI-related special items	56	120	513	74
Cronos-related special items	89	(88)	143	(93)
PMCC residual value adjustments	—	34	—	91
COVID-19 special items	—	50	—	—
	$564	$142	$3,302	$(5)

	2019 Quarters
(in millions)	1st	2nd	3rd	4th
Impairment of JUUL equity securities	$—	$—	$4,500	$4,100
Tobacco and health litigation items, including accrued interest	17	28	3	29
Asset impairment, exit, implementation and acquisition-related costs	159	45	11	116
ABI-related special items (1)	163	(129)	(23)	(394)
Cronos-related special items	425	119	549	(165)
	$764	$63	$5,040	$3,686
(1) Prior period amounts have been recast to conform with current period presentation for certain ABI mark-to-market adjustments.

As discussed in Note 14. Income Taxes, Altria has recognized income tax benefits and charges in the consolidated statements of earnings (losses) during 2020 and 2019 as a result of various tax events.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Altria Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Altria Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of earnings (losses), comprehensive earnings (losses), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Tobacco and Health Litigation Provisions and Disclosures
As described in Note 18 to the consolidated financial statements, legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against the Company as well as its respective indemnitees and investees. The Company records provisions in the consolidated financial statements for pending litigation when management determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The Company’s most significant category of legal proceedings is tobacco and health litigation. The Company’s accrued liability for tobacco and health litigation was $9 million as of December 31, 2020. While it is reasonably possible that an unfavorable outcome in a case may occur, except for those cases which have been accrued for: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco and health related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco and health related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.
The principal considerations for our determination that performing procedures relating to tobacco and health litigation provisions and disclosures is a critical audit matter are (i) the significant judgment by management when determining if a loss for tobacco and health litigation should be recorded in the consolidated financial statements, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination of whether a loss should be recorded; and (ii) the significant judgment by management when disclosing facts and circumstances related to the litigation, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures related to the disclosures, including evaluating the audit evidence obtained related to management’s disclosures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s loss determination for tobacco and health litigation matters and controls over the related financial statement disclosures. These procedures also included, among others, (i) evaluating the completeness of the Company’s description of tobacco and health litigation matters; (ii) confirming with external and internal legal counsel the likelihood of an unfavorable outcome and the extent to which a loss is estimable; (iii) evaluating the reasonableness of management’s determination regarding the likelihood of an unfavorable outcome; and (iv) evaluating the sufficiency of the Company’s tobacco and health litigation disclosures.

JUUL - Determination of the Fair Value of the Investment
As described in Notes 1, 2 and 6 to the consolidated financial statements, as of December 31, 2020, the Company accounts for its equity method investment in JUUL under the fair value option. The Company’s investment in JUUL was $1.7 billion as of December 31, 2020, which was impacted by the non-cash pre-tax impairment charge of $2.6 billion recorded during the third quarter of 2020. Fair value is estimated by management using an income approach, which reflects the discounting of future cash flows for the U.S. and international markets of JUUL’s business. In determining the fair value of its investment in JUUL, management has made various judgments, estimates and assumptions, the most significant of which were sales volume, operating margins, discount rates and perpetual growth rates. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy. Additionally, management has made significant assumptions regarding the: (i) likelihood and extent of various potential regulatory actions and the continued adverse public perception impacting the e-vapor category and specifically JUUL, (ii) risk created by the number and types of legal cases pending against JUUL, and (iii) expectations for the future state of the e-vapor category including competitive dynamics.
The principal considerations for our determination that performing procedures relating to the determination of the fair value of the investment in JUUL is a critical audit matter are the (i) significant judgment by management when determining the fair value of the investment in JUUL; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate the risk created by the number and types of legal cases pending against JUUL, the reasonableness of the range of scenarios that consider various potential regulatory and market outcomes and management’s significant assumptions for the U.S. business related to sales volume, operating margins and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination of the fair value of the investment in JUUL, including controls over the significant assumptions related to sales volume, operating margins and discount rate. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of underlying data used by management in the income approach; (iv) evaluating the risk created by the number and types of legal cases pending against JUUL; (v) evaluating the reasonableness of the range of scenarios that consider various potential regulatory and market outcomes; and (vi) evaluating the significant assumptions used by management for the U.S. business related to sales volume, operating margins and discount rate. Evaluating management’s assumptions for the U.S. business related to sales volume and operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the investee; (ii) the consistency with external market and industry data; and (iii) evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the Company’s income approach and (ii) the discount rate assumption.

Other Than Temporary Impairment Assessment - Investment in Anheuser-Busch InBev SA/NV (“ABI”)
As described in Notes 1, 2 and 6 to the consolidated financial statements, as of December 31, 2020, the Company had a 10.0% ownership interest in ABI. Management reviews its equity investment in ABI accounted for under the equity method of accounting for impairment by comparing the fair value of its investment to its carrying value. If the carrying value of the investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. The factors used to make the determination regarding temporary impairment include the duration and magnitude of the fair value decline, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold its investment in ABI until recovery. In October 2019, the fair value of the Company’s equity investment in ABI declined below its carrying value and has not recovered. The fair value of the Company’s equity investment in ABI as of December 31, 2020 was $13.8 billion (carrying value of $16.7 billion). Based on management’s evaluation of the duration and magnitude of the fair value decline, management’s evaluation of ABI’s financial condition and near-term prospects, and the Company’s intent and ability to hold its investment in ABI until recovery, management concluded that the decline in fair value of its investment in ABI below its carrying value is temporary and, therefore, no impairment was recorded.
The principal considerations for our determination that performing procedures relating to the other than temporary impairment assessment for the investment in ABI is a critical audit matter are the significant judgment by management when determining whether the impairment represented a temporary or other than temporary impairment; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assessment of the financial condition and near-term prospects of the investee, as well as the Company’s intent and ability to hold the investment in ABI until recovery.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment for the investment in ABI. These procedures also included, among others, evaluating management’s assessment that the loss in value was temporary including the reasonableness of management’s assessment of the financial condition and near-term prospects of the investee, as well as the Company’s intent and ability to hold the investment in ABI until recovery. Evaluating the reasonableness of management’s assessment related to the financial condition and near-term prospects of the investee and the Company’s intent and ability to the hold the investment until recovery involved consideration of whether the factors in the assessment were consistent with (i) the current and past performance of the investee; (ii) external market and industry data; and (iii) evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Richmond, Virginia
January 28, 2021

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
Management assessed the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of Altria Group, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of Altria Group, Inc.’s Board of Directors.
Based on this assessment, management determined that, as of December 31, 2020, Altria Group, Inc. maintained effective internal control over financial reporting.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of Altria Group, Inc. included in this report, has audited the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2020, as stated in their report herein.

January 28, 2021

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Altria carried out an evaluation, with the participation of Altria’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based upon that evaluation, Altria’s Chief Executive Officer and Chief Financial Officer concluded that Altria’s disclosure controls and procedures are effective.
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
Item 9B. Other Information.
 None.

Part III
Except for the information relating to the executive officers set forth in Item 10, the information called for by Items 10-14 is hereby incorporated by reference to Altria’s definitive proxy statement for use in connection with its Annual Meeting of Shareholders to be held on May 20, 2021 that is expected to be filed with the SEC on or about April 8, 2021 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10. Directors, Executive Officers and Corporate Governance.
Refer to “Board and Governance Matters - Proposal 1 - Election of Directors” and “Board and Governance Matters - Board and Committee Governance” sections of the proxy statement.
Information about Our Executive Officers as of February 15, 2021:

Name	Office	Age
Jody L. Begley	Executive Vice President and Chief Operating Officer	49
Daniel J. Bryant	Vice President and Treasurer	51
Steven D’Ambrosia	Vice President and Controller	54
Murray R. Garnick	Executive Vice President and General Counsel	61
William F. Gifford, Jr.	Chief Executive Officer	50
Salvatore Mancuso	Executive Vice President and Chief Financial Officer	55
Heather A. Newman	Senior Vice President, Corporate Strategy	43
W. Hildebrandt Surgner, Jr.	Vice President, Corporate Secretary and Associate General Counsel	55
Charles N. Whitaker	Senior Vice President, Chief Human Resources Officer and Chief Compliance Officer	54
All of the above-mentioned executive officers have been employed by Altria or its subsidiaries in various capacities during the past five years.
Effective September 1, 2020, Mr. Begley, previously Senior Vice President, Tobacco Products of Altria, was elected Executive Vice President and Chief Operating Officer of Altria.
Effective April 16, 2020, Mr. Gifford, previously Vice Chairman and Chief Financial Officer of Altria, was elected Chief Executive Officer of Altria.
Effective April 16, 2020, Mr. Mancuso, previously Senior Vice President, Finance and Procurement of Altria, was elected Executive Vice President and Chief Financial Officer of Altria.
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
The information on the respective websites of Altria and its subsidiaries is not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any other filings Altria makes with the SEC.
Item 11. Executive Compensation.
Refer to “Executive Compensation,” and “Board and Governance Matters - Director Compensation” sections of the proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under Altria’s equity compensation plans at December 31, 2020, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by shareholders (1)	2,771,586 (2)	$—	25,586,394 (3)
(1)The following plans have been approved by Altria shareholders and have shares referenced in column (a) or column (c): the 2015 Performance Incentive Plan, the 2020 Performance Incentive Plan and the 2015 Stock Compensation Plan for Non-Employee Directors.
(2)Represents 2,239,379 shares of restricted stock units and 532,207 shares that may be issued upon vesting of performance stock units if maximum performance measures are achieved.
(3)Includes 24,827,160 shares available under the 2020 Performance Incentive Plan and 759,234 shares available under the 2015 Stock Compensation Plan for Non-Employee Directors, and excludes shares reflected in column (a).
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

In accordance with Regulation S-X Rule 3-09, the audited financial statements of ABI for the year ended December 31, 2020 will be filed by amendment within six months after ABI’s year ended December 31, 2020.

(b) The following exhibits are filed as part of this Form 10-K:

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

2.5
Relationship Agreement, dated as of December 20, 2018, by and among JUUL Labs, Inc., Altria Group, Inc. and Altria Enterprises LLC. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on December 20, 2018 (File No. 1-08940).

2.6
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

3.2	Amended and Restated By-Laws of Altria Group, Inc., effective as of May 14, 2020. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on May 18, 2020 (File No. 1-08940).

4.1	Description of Altria Group, Inc.’s Registered Securities.

4.2	Indenture between Altria Group, Inc. and The Bank of New York (as successor in interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee, dated as of December 2, 1996. Incorporated by reference to Altria Group, Inc.’s Registration Statement on Form S-3/A filed on January 29, 1998 (No. 333-35143).

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

10.13
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

10.14
Benefit Equalization Plan, effective September 2, 1974, as amended. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08940).*

10.15
Amendment to Benefit Equalization Plan, effective March 31, 2016. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 (File No. 1-08940).*

10.16
Amendment to Benefit Equalization Plan, effective January 1, 2016 and October 1, 2016. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08940).*

10.17	Amendment to Benefit Equalization Plan, effective January 1, 2019. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for year ended December 31, 2018 (File No. 1-08940).*

10.18	Form of Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).*

10.19
Long-Term Disability Benefit Equalization Plan, effective as of January 1, 1989, as amended. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 1-08940).*

10.20
Deferred Fee Plan for Non-Employee Directors, as amended and restated effective October 28, 2015. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-08940).*

10.21
2015 Stock Compensation Plan for Non-Employee Directors, as amended and restated effective October 28, 2015. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-08940).*

10.22	2015 Performance Incentive Plan, effective on May 1, 2015. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement on Schedule 14A filed on April 9, 2015 (File No. 1-08940).*

10.23
2020 Performance Incentive Plan. Incorporated by reference to Exhibit A to Altria Group, Inc.'s Definitive Proxy Statement on Schedule 14A filed on April 2, 2020, as amended by Altria Group, Inc.'s Supplement to Proxy Statement on Schedule 14A filed on April 17, 2020 (File No. 1-08940).

10.24	Form of Indemnity Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 30, 2006 (File No. 1-08940).

10.25	Form of Restricted Stock Unit Agreement, dated as of January 26, 2016. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 28, 2016 (File No. 1-08940).*

10.26
Form of Restricted Stock Unit Agreement, dated as of January 30, 2018. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 (File No. 1-08940).*

10.27
Form of Performance Stock Unit Agreement, dated as of January 30, 2018. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 (File No. 1-08940).*

10.28
Form of Restricted Stock Unit Agreement, dated as of February 26, 2019. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 1-08940).*

10.29
Form of Performance Stock Unit Agreement, dated as of February 26, 2019. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 1-08940).*

10.30	Form of Restricted Stock Unit Agreement (2020). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (File No. 1-08940). *

10.31	Form of Performance Stock Unit Agreement (2020). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (File No. 1-08940). *

10.32
Form of Executive Confidentiality and Non-Competition Agreement (October 2018). Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-08940).*

10.33
Form of Confidentiality and Non-Competition Agreement (February 2019). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 1-08940).*

10.34	Form of Letter Regarding Reimbursement of Legal Expenses.*

10.35
Time Sharing Agreement between Altria Client Services LLC and William F. Gifford, Jr., dated June 17, 2020. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (File No. 1-08940).*

10.36	Form of Agreement and General Release (September 2019). Incorporated by reference to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-08940).*

21	Subsidiaries of Altria Group, Inc.

22	Guarantor Subsidiary of the Registrant. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (File No. 1-08940).

23	Consent of independent registered public accounting firm.

24	Powers of attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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
(William F. Gifford, Jr. Chief Executive Officer)

Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

/s/ WILLIAM F. GIFFORD, JR. (William F. Gifford, Jr.)		Director and Chief Executive Officer	February 26, 2021

/s/ SALVATORE MANCUSO (Salvatore Mancuso)		Executive Vice President and Chief Financial Officer	February 26, 2021

/s/ STEVEN D’AMBROSIA (Steven D’Ambrosia)		Vice President and Controller	February 26, 2021

* JOHN T. CASTEEN III, DINYAR S. DEVITRE, THOMAS F. FARRELL II, DEBRA J. KELLY-ENNIS, W. LEO KIELY III, KATHRYN B. MCQUADE, GEORGE MUÑOZ, MARK E. NEWMAN, NABIL Y. SAKKAB, VIRGINIA E. SHANKS, ELLEN R. STRAHLMAN		Directors

* By:	/s/ WILLIAM F. GIFFORD, JR. (WILLIAM F. GIFFORD, JR. ATTORNEY-IN-FACT)		February 26, 2021