Form 10-Q
period 2021-03-31
ALTRIA GROUP, INC.
filed 2021-04-29
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At April 20, 2021, there were 1,850,637,974 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)
______________________________

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$5,792	$4,945
Receivables	142	137
Inventories:
Leaf tobacco	754	844
Other raw materials	186	200
Work in process	471	502
Finished product	537	420
	1,948	1,966
Other current assets	147	69
Total current assets	8,029	7,117
Property, plant and equipment, at cost	5,154	5,150
Less accumulated depreciation	3,172	3,138
	1,982	2,012
Goodwill	5,177	5,177
Other intangible assets, net	12,598	12,615
Investments in equity securities ($1,778 million and $1,868 million at March 31, 2021 and December 31, 2020, respectively, measured at fair value)	20,133	19,529
Other assets	857	964
Total Assets	$48,776	$47,414

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)
________________________________________________

	March 31, 2021	December 31, 2020
Liabilities
Current portion of long-term debt	$1,500	$1,500
Accounts payable	271	380
Accrued liabilities:
Marketing	546	523
Settlement charges	4,539	3,564
Other	1,550	1,494
Dividends payable	1,598	1,602
Total current liabilities	10,004	9,063
Long-term debt	28,180	27,971
Deferred income taxes	4,727	4,532
Accrued pension costs	481	551
Accrued postretirement health care costs	1,952	1,951
Other liabilities	397	381
Total liabilities	45,741	44,449
Contingencies (Note 10)
Redeemable noncontrolling interest	40	40
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,905	5,910
Earnings reinvested in the business	34,507	34,679
Accumulated other comprehensive losses	(3,774)	(4,341)
Cost of repurchased stock (954,184,118 shares at March 31, 2021 and 947,542,152 shares at December 31, 2020)	(34,660)	(34,344)
Total stockholders’ equity attributable to Altria	2,913	2,839
Noncontrolling interests	82	86
Total stockholders’ equity	2,995	2,925
Total Liabilities and Stockholders’ Equity	$48,776	$47,414
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)
_____________________________________

For the Three Months Ended March 31,	2021	2020
Net revenues	$6,036	$6,359
Cost of sales	1,608	2,173
Excise taxes on products	1,156	1,313
Gross profit	3,272	2,873
Marketing, administration and research costs	582	537
Operating income	2,690	2,336
Interest and other debt expense, net	308	275
Loss on early extinguishment of debt	649	—
Net periodic benefit (income) cost, excluding service cost	(43)	(27)
(Income) losses from equity investments	(51)	(157)
(Gain) loss on Cronos-related financial instruments	(110)	137
Earnings before income taxes	1,937	2,108
Provision for income taxes	516	558
Net earnings	1,421	1,550
Net (earnings) losses attributable to noncontrolling interests	3	2
Net earnings attributable to Altria	$1,424	$1,552
Per share data:
Basic and diluted earnings per share attributable to Altria	$0.77	$0.83
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)
_____________________

For the Three Months Ended March 31,	2021	2020
Net earnings	$1,421	$1,550
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	28	21
ABI	517	298
Currency translation adjustments and other	22	12
Other comprehensive earnings (losses), net of deferred income taxes	567	331

Comprehensive earnings (losses)	1,988	1,881
Comprehensive (earnings) losses attributable to noncontrolling interests	3	2
Comprehensive earnings (losses) attributable to Altria	$1,991	$1,883
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Three Months Ended March 31, 2021 and 2020
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2020	$935	$5,910	$34,679	$(4,341)	$(34,344)	$86	$2,925
Net earnings (1)	—	—	1,424	—	—	(4)	1,420
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	567	—	—	567
Stock award activity	—	(5)	—	—	9	—	4
Cash dividends declared ($0.86 per share)	—	—	(1,596)	—	—	—	(1,596)
Repurchases of common stock	—	—	—	—	(325)	—	(325)
Balances, March 31, 2021	$935	$5,905	$34,507	$(3,774)	$(34,660)	$82	$2,995

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2019	$935	$5,970	$36,539	$(2,864)	$(34,358)	$97	$6,319
Net earnings (1)	—	—	1,552	—	—	(3)	1,549
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	331	—	—	331
Stock award activity	—	(11)	—	—	12	—	1
Cash dividends declared ($0.84 per share)	—	—	(1,563)	—	—	—	(1,563)
Balances, March 31, 2020	$935	$5,959	$36,528	$(2,533)	$(34,346)	$94	$6,637

(1)Amounts attributable to noncontrolling interests for the three months ended March 31, 2021 and 2020 exclude net earnings of $1 million due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)
_____________________

For the Three Months Ended March 31,	2021	2020
Cash Provided by (Used in) Operating Activities
Net earnings	$1,421	$1,550
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	63	65
Deferred income tax provision (benefit)	65	26
(Income) losses from equity investments	(51)	(157)
(Gain) loss on Cronos-related financial instruments	(110)	137
Loss on early extinguishment of debt	649	—
Cash effects of changes:
Receivables	(5)	5
Inventories	18	(5)
Accounts payable	(98)	(45)
Income taxes	396	495
Accrued liabilities and other current assets	(307)	(421)
Accrued settlement charges	975	1,073
Pension plan contributions	(3)	(4)
Pension provisions and postretirement, net	(32)	(20)
Other, net (1)	59	430
Net cash provided by (used in) operating activities	3,040	3,129
Cash Provided by (Used in) Investing Activities
Capital expenditures	(26)	(52)
Other, net	(3)	—
Net cash provided by (used in) investing activities	$(29)	$(52)
(1) 2020 reflects inventory-related amounts associated with the Wine Business Strategic Reset. For further discussion, see Note 8. Segment Reporting.
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)
_____________________

For the Three Months Ended March 31,	2021	2020
Cash Provided by (Used in) Financing Activities
Proceeds from short-term borrowings	$—	$3,000
Long-term debt issued	5,472	—
Long-term debt repaid	(5,042)	(1,000)
Repurchases of common stock	(325)	—
Dividends paid on common stock	(1,601)	(1,563)
Premiums and fees related to early extinguishment of debt	(623)	—
Other, net	(53)	(10)
Net cash provided by (used in) financing activities	(2,172)	427
Cash, cash equivalents and restricted cash:
Increase (decrease)	839	3,504
Balance at beginning of period	5,006	2,160
Balance at end of period	$5,845	$5,664

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on Altria’s condensed consolidated balance sheets:
	At March 31, 2021	At December 31, 2020
Cash and cash equivalents	$5,792	$4,945
Restricted cash included in other current assets (1)	5	1
Restricted cash included in other assets (1)	48	60
Cash, cash equivalents and restricted cash	$5,845	$5,006
(1)Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 10. Contingencies.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Background and Basis of Presentation
When used in these notes, the term “Altria,” refers to Altria Group, Inc. and its subsidiaries, unless the context requires otherwise.
▪Background: At March 31, 2021, Altria’s wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which through its wholly owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of moist smokeless tobacco products (“MST”), snus products and wine; and Philip Morris Capital Corporation (“PMCC”), which maintains a portfolio of finance assets, substantially all of which are leveraged leases. In addition, at March 31, 2021, Altria owned an 80% interest in Helix Innovations LLC (“Helix”), which is engaged in the manufacture and sale of on! oral nicotine pouches in the United States and Canada. As a result of transactions in December 2020 and April 2021 to purchase the remaining 20% interest in (i) the on! international rest of world business (“Helix ROW”) and (ii) Helix’s on! business in the United States and Canada, respectively, Altria now owns 100% of the global on! business. The total purchase price of the December 2020 and April 2021 transactions was approximately $250 million.
Other Altria wholly owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria and its subsidiaries. Altria’s access to the operating cash flows of its wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At March 31, 2021, Altria’s significant wholly owned subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At March 31, 2021, Altria’s investments in equity securities consisted of Anheuser-Busch InBev SA/NV (“ABI”), Cronos Group Inc. (“Cronos”) and JUUL Labs, Inc. (“JUUL”). Altria accounts for its investments in ABI and Cronos under the equity method of accounting using a one-quarter lag. Altria accounts for its equity investment in JUUL under the fair value option.
For further discussion of Altria’s investments in equity securities, see Note 3. Investments in Equity Securities.
▪Share Repurchases: In July 2019, Altria’s Board of Directors (the “Board of Directors” or “Board”) authorized a $1.0 billion share repurchase program. In April 2020, the Board rescinded the $500 million remaining in this program as part of Altria’s efforts to enhance its liquidity position in response to the COVID-19 pandemic. Altria did not repurchase any shares in 2020.
In January 2021, the Board authorized a new $2.0 billion share repurchase program. At March 31, 2021, Altria had $1,675 million remaining in this program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board.
Altria’s share repurchase activity for the three months ended March 31, 2021 was as follows:

(in millions, except per share data)	2021
Total number of shares repurchased	6.9
Aggregate cost of shares repurchased	$325
Average price per share of shares repurchased	$47.02
▪Basis of Presentation: The interim condensed consolidated financial statements of Altria are unaudited. It is the opinion of Altria’s management that all adjustments necessary for a fair statement of the interim results presented have been reflected in the interim condensed consolidated financial statements. All such adjustments were of a normal recurring nature. Net revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.
Certain immaterial prior year amounts have been reclassified to conform with the current year’s presentation.
These statements should be read in conjunction with Altria’s audited consolidated financial statements and related notes, which appear in Altria’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).
On January 1, 2021, Altria adopted Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the

Accounting for Income Taxes (“ASU No. 2019-12”). This guidance removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The adoption of ASU No. 2019-12 did not have a material impact on Altria’s condensed consolidated financial statements.
Additionally, on January 1, 2021, Altria adopted ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU No. 2020-01”). This guidance provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The adoption of ASU No. 2020-01 did not have a material impact on Altria’s condensed consolidated financial statements.
For a description of issued accounting guidance applicable to, but not yet adopted by, Altria, see Note 11. New Accounting Guidance Not Yet Adopted.

Note 2. Revenues from Contracts with Customers
Altria disaggregates net revenues based on product type. For further discussion, see Note 8. Segment Reporting.
A majority of Altria’s businesses offer cash discounts to customers for prompt payment and calculate cash discounts as a percentage of the list price based on historical experience and agreed-upon payment terms. Beginning in the first quarter of 2021, USSTC began calculating cash discounts as a flat rate per unit, based on agreed-upon payment terms. Altria’s businesses record receivables net of the cash discounts on Altria’s condensed consolidated balance sheets.
Altria’s businesses that receive payments in advance of product shipment record such payments as deferred revenue. These payments are included in other accrued liabilities on Altria’s condensed consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue was $264 million and $301 million at March 31, 2021 and December 31, 2020, respectively. When cash is received in advance of product shipment, Altria’s businesses satisfy their performance obligations within three days of receiving payment. At March 31, 2021 and December 31, 2020, there were no differences between amounts recorded as deferred revenue and amounts subsequently recognized as revenue.
Receivables were $142 million and $137 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, there were no expected differences between amounts recorded and subsequently received, and Altria’s businesses did not record an allowance for doubtful accounts against these receivables.
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

Note 3. Investments in Equity Securities
Altria’s investments consisted of the following:

	Carrying Amount
(in millions)	March 31, 2021	December 31, 2020
ABI	$17,390	$16,651
JUUL	1,505	1,705
Cronos (1)	1,238	1,173
Total	$20,133	$19,529
(1) March 31, 2021 included Altria’s equity method investment in Cronos ($965 million), the Cronos warrant ($235 million) and the Fixed-price Preemptive Rights ($38 million), (collectively, “Investment in Cronos”). The Investment in Cronos at December 31, 2020 included Altria’s equity method investment in Cronos ($1,010 million), the Cronos warrant ($139 million) and the Fixed-price Preemptive Rights ($24 million). See below for further discussion.
Income (losses) from equity investments accounted for under the equity method of accounting and fair value option consisted of the following:

	For the Three Months Ended March 31,
(in millions)	2021	2020
ABI	$318	$134
Cronos	(67)	23
Income (losses) from investments under equity method of accounting	251	157
JUUL	(200)	—
Income (losses) from equity investments	$51	$157
Investment in ABI
At March 31, 2021, Altria had a 10.0% ownership interest in ABI, consisting of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. The Restricted Shares:
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
The fair value of Altria’s equity investment in ABI at March 31, 2021 and December 31, 2020 was $12.4 billion (carrying value of $17.4 billion) and $13.8 billion (carrying value of $16.7 billion), respectively, which was less than its carrying value by approximately 28% and 17%, respectively. In October 2019, the fair value of Altria’s equity investment in ABI declined below its carrying value and has not recovered. Altria has evaluated the factors related to the fair value decline, including the impact on the fair value of ABI’s shares during the COVID-19 pandemic, which has negatively impacted ABI’s business. Altria has evaluated the duration and magnitude of the fair value decline at March 31, 2021, ABI’s financial condition and near-term prospects, and Altria’s intent and ability to hold its investment in ABI until recovery. Altria concluded, both at

March 31, 2021 and December 31, 2020, that the decline in fair value of its investment in ABI below its carrying value was temporary and, therefore, no impairment was recorded.
Investment in JUUL
In December 2018, Altria made an investment in JUUL and received a 35% economic interest in JUUL through non-voting shares, which were convertible at Altria’s election into voting shares (“Share Conversion”), and a security convertible into additional non-voting or voting shares, as applicable, upon settlement or exercise of certain JUUL convertible securities (the “JUUL Transaction”).
Altria received a broad preemptive right to purchase JUUL shares, exercisable each quarter upon dilution, to maintain its ownership percentage and is subject to a standstill restriction under which it may not acquire additional JUUL shares above its 35% interest. Furthermore, Altria agreed not to sell or transfer any of its JUUL shares until December 20, 2024.
On April 1, 2020, the U.S. Federal Trade Commission (“FTC”) issued an administrative complaint challenging Altria’s investment in JUUL. For further discussion, see Note 10. Contingencies - Antitrust Litigation.
In November 2020, Altria exercised its rights to convert its non-voting JUUL shares into voting shares. Altria does not currently intend to exercise its additional governance rights obtained upon Share Conversion, including the right to elect directors to JUUL’s board or to vote its JUUL shares other than as a passive investor, pending the outcome of the FTC administrative complaint. At March 31, 2021, Altria had a 35% ownership interest in JUUL, consisting of 42 million voting shares.
Prior to Share Conversion, Altria accounted for its investment in JUUL as an investment in an equity security. Since the JUUL shares do not have a readily determinable fair value, Altria elected to measure its investment in JUUL at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There were no upward or downward adjustments to the carrying value of Altria’s investment in JUUL resulting from observable price changes in orderly transactions since the JUUL Transaction through the date of Share Conversion. In addition, prior to Share Conversion, Altria reviewed its investment in JUUL for impairment by performing a qualitative assessment of impairment indicators on a quarterly basis in connection with the preparation of its financial statements. If this qualitative assessment indicated that Altria’s investment in JUUL may be impaired, a quantitative assessment was performed. If the quantitative assessment indicated the fair value of the investment was less than its carrying value, the investment was written down to its fair value. During the three months ended March 31, 2020, Altria did not record an impairment charge on its investment in JUUL.
Following Share Conversion in the fourth quarter of 2020, Altria elected to account for its equity method investment in JUUL under the fair value option. Under this option, Altria’s condensed consolidated statements of earnings include any cash dividends received from its investment in JUUL and any changes in the fair value of its investment, which is calculated quarterly. Altria believes the fair value option provides quarterly transparency to investors as to the fair market value of Altria’s investment in JUUL, given the changes and volatility in the e-vapor category since Altria’s initial investment, as well as the lack of publicly available information regarding JUUL’s business or a market-derived valuation.
Altria recorded a non-cash pre-tax unrealized loss of $200 million for the three months ended March 31, 2021 as a result of a decrease in the fair value of its investment in JUUL. The decrease in fair value was primarily driven by (i) Altria’s projections of lower JUUL revenues in the U.S. over time due to lower JUUL volume assumptions resulting from a continuation of heightened competitive dynamics in the U.S. e-vapor category and (ii) an increase in the discount rate due to a change in market factors.
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
The following table provides a reconciliation of the beginning and ending balance of the JUUL investment, which is classified in Level 3 of the fair value hierarchy:

Investment
(in millions)	Balance
Balance at December 31, 2020	$1,705
Unrealized gains (losses) included in income (losses) from equity investments	(200)
Balance at March 31, 2021	$1,505

In determining the fair value of its investment in JUUL, as of March 31, 2021 and December 31, 2020, Altria made various judgments, estimates and assumptions, the most significant of which were sales volume, operating margins, discount rates and perpetual growth rates. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy. Additionally, in determining these significant assumptions, Altria made judgments regarding the (i) likelihood and extent of various potential regulatory actions and the continued adverse public perception impacting the e-vapor category and specifically JUUL, (ii) risk created by the number and types of legal cases pending against JUUL, and (iii) expectations for the future state of the e-vapor category, including competitive dynamics.
Investment in Cronos
At March 31, 2021, Altria had a 42.1% ownership interest in Cronos, consisting of 156.6 million shares, which Altria accounts for under the equity method of accounting. Altria’s ownership percentage decreased from 43.5% at December 31, 2020 due to the issuance of additional shares by Cronos. Altria reports its share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for Altria to record them in the concurrent period.
As part of its Investment in Cronos, at March 31, 2021, Altria owned:
▪anti-dilution protections to purchase Cronos common shares, exercisable each quarter upon dilution, to maintain its ownership percentage. Certain of the anti-dilution protections provide Altria the ability to purchase additional Cronos common shares at a per share exercise price of Canadian dollar (“CAD”) $16.25 upon the occurrence of specified events (“Fixed-price Preemptive Rights”). Based on Altria’s assumptions as of March 31, 2021, Altria estimates the Fixed-price Preemptive Rights allows Altria to purchase up to an additional approximately 24 million common shares of Cronos; and
▪a warrant providing Altria the ability to purchase up to an additional 10% of common shares of Cronos (approximately 83 million common shares at March 31, 2021) at a per share exercise price of CAD $19.00, which expires on March 8, 2023.
If exercised in full, the exercise prices for the warrant and Fixed-price Preemptive Rights are approximately CAD $1.6 billion and CAD $0.4 billion (approximately USD $1.3 billion and $0.3 billion, respectively, based on the CAD to USD exchange rate on April 26, 2021). At March 31, 2021, upon full exercise of the Fixed-price Preemptive Rights, to the extent such rights become available, and the warrant, Altria would own approximately 53% of the outstanding common shares of Cronos.
For a discussion of derivatives related to the Investment in Cronos, including Altria’s accounting for changes in the fair value of these derivatives, see Note 4. Financial Instruments.
The fair value of Altria’s equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. The fair value of Altria’s equity method investment in Cronos at March 31, 2021 and December 31, 2020 was $1.5 billion (carrying value of $1.0 billion) and $1.1 billion (carrying value of $1.0 billion), respectively, which exceeded its carrying value by approximately 53% and 8% at March 31, 2021 and December 31, 2020, respectively.

Note 4. Financial Instruments
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
The following table provides (i) the aggregate notional amounts of foreign currency contracts and (ii) the aggregate carrying value and fair value of foreign currency denominated debt:

(in millions)	March 31, 2021	December 31, 2020
Foreign currency contracts (notional amounts)	$567	$1,066
Foreign currency denominated debt
Carrying value	4,965	5,171
Fair value	5,372	5,687

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
The following table provides the aggregate carrying value and fair value of Altria’s total long-term debt:

(in millions)	March 31, 2021	December 31, 2020
Carrying value	$29,680	$29,471
Fair value	32,377	34,682
Altria’s estimate of the fair value of its total long-term debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy.
The Fixed-price Preemptive Rights and Cronos warrant, which are further discussed in Note 3. Investments in Equity Securities, are derivative financial instruments, which are required to be recorded at fair value. The fair values of the Fixed-price Preemptive Rights and Cronos warrant are estimated using Black-Scholes option-pricing models, adjusted for observable inputs (which are classified in Level 1 of the fair value hierarchy), including share price, and unobservable inputs, including probability factors and weighting of expected life, volatility levels and risk-free interest rates (which are classified in Level 3 of the fair value hierarchy) based on the following assumptions at:

	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	Fixed-price Preemptive Rights		Cronos Warrant
Share price (1)	C$11.88	C$8.84	C$11.88	C$8.84
Expected life (2)	0.97 years	1.05 years	1.93 years	2.18 years
Expected volatility (3)	81.54%	80.68%	81.54%	80.68%
Risk-free interest rate (4)(5)	0.15%	0.13%	0.22%	0.21%
Expected dividend yield (6)	—%	—%	—%	—%
(1) Based on the closing market price for Cronos common stock on the Toronto Stock Exchange on the date indicated.
(2) Based on the weighted-average expected life of the Fixed-price Preemptive Rights (with a range from approximately 0.25 year to 4.5 years at March 31, 2021 and 0.25 year to 5 years at December 31, 2020) and the March 8, 2023 expiration date of the Cronos warrant.
(3) Based on a blend of historical volatility of the underlying equity security and implied volatility from traded options on the underlying equity security at March 31, 2021. Based on a blend of historical volatility levels of the underlying equity security and peer companies at December 31, 2020.
(4) Based on the implied yield currently available on Canadian Treasury zero coupon issues (with a range from approximately 0.09% to 0.87% at March 31, 2021 and 0.06% to 0.39% at December 31, 2020) weighted for the remaining expected life of the Fixed-price Preemptive Rights.
(5) Based on the implied yield currently available on Canadian Treasury zero coupon issues and the expected life of the Cronos warrant.
(6) Based on Cronos’s expected dividend payments.
The following table provides a reconciliation of the beginning and ending balance of the Fixed-price Preemptive Rights and Cronos warrant, which are classified in Level 3 of the fair value hierarchy:

(in millions)
Balance at December 31, 2019	$303
Pre-tax earnings (losses) recognized in net earnings	(140)
Balance at December 31, 2020	163
Pre-tax earnings (losses) recognized in net earnings	110
Balance at March 31, 2021	$273

Altria elects to record the gross assets and liabilities of derivative financial instruments executed with the same counterparty on its condensed consolidated balance sheets. The fair values of Altria’s derivative financial instruments on a gross basis included on the condensed consolidated balance sheets were as follows:

	Fair Value of Assets			Fair Value of Liabilities
(in millions)	Balance Sheet Classification	March 31, 2021	December 31, 2020	Balance Sheet Classification	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$—	Other accrued liabilities	$18	$87
Foreign currency contracts	Other assets	—	—	Other liabilities	—	—
Total		$—	$—		$18	$87

Derivatives not designated as hedging instruments:
Cronos warrant	Investments in equity securities	$235	$139
Fixed-price Preemptive Rights	Investments in equity securities	38	24
Total		$273	$163

Total derivatives		$273	$163		$18	$87
Altria records in its condensed consolidated statements of earnings any changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant as gains or losses on Cronos-related financial instruments in the periods in which the changes occur. For the three months ended March 31, 2021 and 2020, Altria recorded non-cash pre-tax unrealized gains (losses), representing the changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant, as follows:

	For the Three Months Ended March 31,
(in millions)	2021	2020
Fixed-price Preemptive Rights	$14	$(35)
Cronos warrant	96	(102)
Total	$110	$(137)
Counterparties to Altria’s foreign currency contracts are domestic and international financial institutions. Altria is exposed to potential losses due to non-performance by these counterparties. Altria manages its credit risk by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure Altria has with each counterparty and monitoring the financial condition of each counterparty. The counterparty agreements contain provisions that require Altria to maintain an investment grade credit rating. In the event Altria’s credit rating falls below investment grade, counterparties to Altria’s foreign currency contracts can require Altria to post collateral. No collateral was received or posted related to derivative assets and liabilities at March 31, 2021 and December 31, 2020.

Net Investment Hedging
The pre-tax effects of Altria’s net investment hedges on accumulated other comprehensive losses and the condensed consolidated statements of earnings were as follows:

	Gain (Loss) Recognized in Accumulated Other Comprehensive Losses		Gain (Loss) Recognized in Net Earnings
	For the Three Months Ended March 31,
(in millions)	2021	2020	2021	2020
Foreign currency contracts	$35	$56	$5	$14
Foreign currency denominated debt	206	77	—	—
Total	$241	$133	$5	$14
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

Note 5. Benefit Plans
Components of Net Periodic Benefit (Income) Cost
Net periodic benefit (income) cost consisted of the following:

	For the Three Months Ended March 31,
	Pension		Postretirement
(in millions)	2021	2020	2021	2020
Service cost	$17	$19	$5	$4
Interest cost	46	63	11	15
Expected return on plan assets	(131)	(126)	(4)	(3)
Amortization:
Net loss	33	27	7	3
Prior service cost (credit)	1	1	(6)	(7)
Net periodic benefit (income) cost	$(34)	$(16)	$13	$12
Employer Contributions
Altria makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Altria made employer contributions of $3 million to its pension plans and did not make any contributions to its postretirement plans during the three months ended March 31, 2021. Currently, Altria anticipates making additional employer contributions to its pension and postretirement plans of up to approximately $30 million and $60 million, respectively, in 2021. However, the foregoing estimates of 2021 contributions to the pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates, as well as asset performance significantly above or below the assumed long-term rate of return for each respective plan.

Note 6. Earnings per Share
Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended March 31,
(in millions)	2021	2020
Net earnings attributable to Altria	$1,424	$1,552
Less: Distributed and undistributed earnings attributable to share-based awards	(3)	(2)
Earnings for basic and diluted EPS	$1,421	$1,550

Weighted-average shares for basic and diluted EPS	1,857	1,858

Note 7. Other Comprehensive Earnings/Losses
The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria:

	For the Three Months Ended March 31, 2021
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2020	$(2,420)	$(1,938)		$17	$(4,341)

Other comprehensive earnings (losses) before reclassifications	—	690		22	712
Deferred income taxes	—	(151)		—	(151)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	539		22	561

Amounts reclassified to net earnings	38	(28)		—	10
Deferred income taxes	(10)	6		—	(4)
Amounts reclassified to net earnings, net of deferred income taxes	28	(22)		—	6

Other comprehensive earnings (losses), net of deferred income taxes	28	517	(1)	22	567

Balances, March 31, 2021	$(2,392)	$(1,421)		$39	$(3,774)

	For the Three Months Ended March 31, 2020
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2019	$(2,192)	$(693)		$21	$(2,864)

Other comprehensive earnings (losses) before reclassifications	—	388		12	400
Deferred income taxes	—	(85)		—	(85)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	303		12	315

Amounts reclassified to net earnings	28	(7)		—	21
Deferred income taxes	(7)	2		—	(5)
Amounts reclassified to net earnings, net of deferred income taxes	21	(5)		—	16

Other comprehensive earnings (losses), net of deferred income taxes	21	298	(1)	12	331

Balances, March 31, 2020	$(2,171)	$(395)		$33	$(2,533)
(1) Primarily reflects Altria’s share of ABI’s currency translation adjustments and the impact of Altria’s designated net investment hedges. For further discussion of designated net investment hedges, see Note 4. Financial Instruments.

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Three Months Ended March 31,
(in millions)	2021	2020
Benefit Plans: (1)
Net loss	$43	$34
Prior service cost/credit	(5)	(6)
	38	28
ABI (2)	(28)	(7)
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$10	$21
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 5. Benefit Plans.
(2) Amounts are included in (income) losses from equity investments. For further information, see Note 3. Investments in Equity Securities.

Note 8. Segment Reporting
The products of Altria’s subsidiaries include smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA, and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; oral tobacco products, consisting of MST and snus products manufactured and sold by USSTC, and oral nicotine pouches manufactured and sold by Helix; and wine produced and/or distributed by Ste. Michelle. The products and services of these subsidiaries constitute Altria’s reportable segments of smokeable products, oral tobacco products and wine. The financial services and the innovative tobacco products businesses, which include the heated tobacco business and Helix ROW, are included in all other.
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

Segment data were as follows:

	For the Three Months Ended March 31,
(in millions)	2021	2020
Net Revenues:
Smokeable products	$5,250	$5,606
Oral tobacco products	626	601
Wine	150	146
All other	10	6
Net revenues	$6,036	$6,359
Earnings before Income Taxes:
OCI:
Smokeable products	$2,372	$2,370
Oral tobacco products	392	414
Wine	18	(379)
All other	(14)	(5)
Amortization of intangibles	(17)	(19)
General corporate expenses	(61)	(45)
Operating income	2,690	2,336
Interest and other debt expense, net	(308)	(275)
Loss on early extinguishment of debt	(649)	—
Net periodic benefit (income) cost, excluding service cost	43	27
Income (losses) from equity investments	51	157
Gain (loss) on Cronos-related financial instruments	110	(137)
Earnings before income taxes	$1,937	$2,108
The comparability of OCI for the reportable segments was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: For the three months ended March 31, 2021, pre-tax income for NPM adjustment items of $32 million was recorded to cost of sales in the smokeable products segment. No NPM adjustment items were recorded for the three months ended March 31, 2020. NPM adjustment items result from the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation in Note 10. Contingencies).
▪Tobacco and Health Litigation Items: Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria’s condensed consolidated statements of earnings as follows:

	For the Three Months Ended March 31,
(in millions)	2021	2020
Smokeable products segment	$35	$22
Interest and other debt expense, net	—	2
Total	$35	$24
The amounts shown in the table above for the smokeable products segment were recorded in marketing, administration and research costs. For further discussion, see Note 10. Contingencies.
▪Implementation and Acquisition-Related Costs:
Wine Business Strategic Reset: During the three months ended March 31, 2021 and 2020, Ste. Michelle recorded pre-tax implementation costs of $1 million and $392 million, respectively, associated with the strategic reset initiated in the first quarter of 2020 to maximize Ste. Michelle’s profitability and achieve improved long-term cash flow generation. The charges in the first quarter of 2020 consisted of the following: (i) write-off of inventory ($292 million) as Ste. Michelle no longer believed that the benefit of the blending and production plans for its inventory outweighed inventory carrying cost given the reduced product volume demand; and (ii) estimated losses on future non-cancelable grape purchase commitments that Ste. Michelle believed no longer have a future economic benefit ($100 million). These charges were included in cost of sales in Altria’s condensed consolidated statements of earnings.
Acquisition-Related Costs: For the three months ended March 31, 2021, Altria recorded pre-tax acquisition-related costs of $37 million in the oral tobacco products segment primarily for the settlement of an arbitration related to the 2019 on! transaction. These costs were included in marketing, administration and research costs in Altria’s condensed consolidated statements of earnings.

Note 9. Debt
Short-term Borrowings and Borrowing Arrangements
At March 31, 2021 and December 31, 2020, Altria had no short-term borrowings.
At March 31, 2021, Altria had a senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”) that provides for borrowings up to an aggregate principal amount of $3.0 billion. The Credit Agreement, which is used for general corporate purposes, expires on August 1, 2023 and includes an option, subject to certain conditions, for Altria to extend the Credit Agreement for two additional one-year periods. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”), or any mutually agreed upon benchmark rate, plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”). The applicable percentage based on Altria’s long-term senior unsecured debt ratings at March 31, 2021 for borrowings under the Credit Agreement was 1.0%. The Credit Agreement does not include any other rating triggers, or any provisions that could require the posting of collateral.
The Credit Agreement includes various covenants, one of which requires Altria to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At March 31, 2021, the ratio of consolidated EBITDA to Consolidated Interest Expense, calculated in accordance with the Credit Agreement, was 9.2 to 1.0. At March 31, 2021, Altria was in compliance with its covenants in the Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the Credit Agreement, include certain adjustments.
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
Long-term Debt
The aggregate carrying value of Altria’s total long-term debt at March 31, 2021 and December 31, 2020 was $29.7 billion and $29.5 billion, respectively.
In February 2021, Altria issued long-term senior unsecured notes in the aggregate principal amount of $5.5 billion (the “Notes”). The net proceeds from the Notes were used (i) to fund the purchase and redemption of certain unsecured notes and payment of related fees and expenses, as described below, and (ii) for other general corporate purposes. The Notes contain the following terms:
▪$1.75 billion at 2.450%, due 2032, interest payable semiannually beginning August 4, 2021;
▪$1.50 billion at 3.400%, due 2041, interest payable semiannually beginning August 4, 2021;
▪$1.25 billion at 3.700%, due 2051, interest payable semiannually beginning August 4, 2021; and
▪$1.00 billion at 4.000%, due 2061, interest payable semiannually beginning August 4, 2021.
The Notes are Altria’s senior unsecured obligations and rank equally in right of payment with all of Altria’s existing and future senior unsecured indebtedness. Upon the occurrence of both (i) a change of control of Altria and (ii) the Notes ceasing to be rated investment grade by each of Moody’s, S&P and Fitch Ratings, Inc. within a specified time period, Altria will be required to make an offer to purchase the Notes at a price equal to 101% of the aggregate principal amount of such Notes, plus accrued and unpaid interest to the date of repurchase as and to the extent set forth in the terms of the Notes.
The obligations of Altria under the Notes are guaranteed by PM USA.

During the first quarter of 2021, Altria completed debt tender offers to purchase for cash certain of its long-term senior unsecured notes in an aggregate principal amount of $4,042 million. Details of the debt tender offers are as follows:

(in millions)	Principal Amount of Notes Purchased
2.850% Notes due 2022	$795
2.950% Notes due 2023	132
4.000% Notes due 2024	624
3.800% Notes due 2024	655
4.400% Notes due 2026	430
4.800% Notes due 2029	1,094
9.950% Notes due 2038	65
10.200% Notes due 2039	18
6.200% Notes due 2059	229
$4,042
During the first quarter of 2021, Altria also redeemed all of its outstanding 3.490% Notes due 2022 in an aggregate principal amount of $1.0 billion.
As a result of the debt tender offers and redemption, during the three months ended March 31, 2021, Altria recorded pre-tax losses on early extinguishment of debt of $649 million, which included premiums and fees of $623 million and the write-off of related unamortized debt discounts and debt issuance costs of $26 million.
At March 31, 2021 and December 31, 2020, accrued interest on long-term debt of $277 million and $458 million, respectively, was included in other accrued liabilities on Altria’s condensed consolidated balance sheets.
For a discussion of the fair value of Altria’s long-term debt and the designation of its Euro denominated senior unsecured notes as a net investment hedge of its investment in ABI, see Note 4. Financial Instruments.

Note 10. Contingencies
Legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against Altria and its subsidiaries, including PM USA and USSTC, as well as their respective indemnitees and Altria’s investees. Various types of claims may be raised in these proceedings, including product liability, unfair trade practices, antitrust, tax, contraband shipments, patent infringement, employment matters, claims alleging violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), claims for contribution and claims of competitors, shareholders or distributors. Legislative action, such as changes to tort law, also may expand the types of claims and remedies available to plaintiffs.
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
Overview of Altria and/or PM USA Tobacco-Related Litigation
Types and Number of U.S. Cases: Claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs; (ii) health care cost recovery cases brought by governmental (both domestic and foreign) plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits; (iii) e-vapor cases alleging violation of RICO, fraud, failure to warn, design defect, negligence, antitrust and unfair trade practices; and (iv) other tobacco-related litigation described below. Plaintiffs’ theories of recovery and the defenses raised in tobacco-related litigation are discussed below.
The table below lists the number of certain tobacco-related cases pending in the U.S. against PM USA and/or Altria as of April 26, 2021, April 27, 2020 and April 22, 2019:

	April 26, 2021	April 27, 2020	April 22, 2019
Individual Smoking and Health Cases (1)	162	109	98
Health Care Cost Recovery Actions (2)	1	1	1
E-vapor Cases (3)	2,150	202	2
Other Tobacco-Related Cases (4)	3	4	—
(1) Includes 17 cases filed in New Mexico, 35 cases filed in Massachusetts and 62 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,471 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) Includes 47 class action lawsuits, 1,980 individual lawsuits and 123 “third party” lawsuits relating to JUUL e-vapor products, which include school districts, state and local government, tribal and healthcare organization lawsuits. JUUL is an additional named defendant in each of these lawsuits. The 47 class action lawsuits include 21 cases in the Northern District of California (“Multidistrict Litigation” or “MDL”) involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons.
(4) Includes one inactive smoking and health case alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.

International Tobacco-Related Cases: As of April 26, 2021, (i) Altria is named as a defendant in three e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of April 26, 2021, one Engle progeny case against PM USA is set for trial through June 30, 2021. Trial dates are subject to change and many of the trials were postponed due to the COVID-19 pandemic; however, the courts are beginning to reopen and trials may be scheduled for the second half of 2021.
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
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of April 26, 2021.
Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation): After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $841 million and interest totaling approximately $218 million as of March 31, 2021. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $399 million and related interest totaling approximately $56 million.
The changes in Altria’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

	For the Three Months Ended March 31,
(in millions)	2021	2020
Accrued liability for tobacco and health litigation items at beginning of period	$9	$14
Pre-tax charges for:
Tobacco and health litigation (1)	35	22
Related interest costs	—	2
Payments (1)	(36)	(28)
Accrued liability for tobacco and health litigation items at end of period	$8	$10
(1) Includes certain amounts related to pre-trial resolution of tobacco and health cases.
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
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of March 31, 2021, PM USA has posted appeal bonds totaling approximately $53 million, which have been collateralized with restricted cash that are included in assets on the condensed consolidated balance sheets.
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
Non-Engle Progeny Litigation: Summarized below are the non-Engle progeny smoking and health cases pending during 2021 in which a verdict was returned in favor of plaintiff and against PM USA. Charts listing certain verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.
Principe: In February 2020, a jury in a Florida state court returned a verdict in favor of plaintiff and against PM USA, awarding approximately $11 million in compensatory damages. There was no claim for punitive damages. PM USA’s appeal is pending in the Third District Court of Appeal.
Greene: In September 2019, a jury in a Massachusetts state court returned a verdict in favor of plaintiffs and against PM USA, awarding approximately $10 million in compensatory damages. In May 2020, the court ruled on plaintiffs’ remaining claim and trebled the compensatory damages award to approximately $30 million. In February 2021, the trial court awarded plaintiff attorneys’ fees and costs in the amount of approximately $2.3 million. Also in February 2021, PM USA served its post-trial motions to reverse the judgment or for a new trial.
Laramie: In August 2019, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA, awarding $11 million in compensatory damages and $10 million in punitive damages. PM USA has appealed and, in February 2021, the Massachusetts Supreme Judicial Court asserted jurisdiction over the appeal.
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of April 26, 2021, approximately 1,214 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 1,500 state court plaintiffs.  Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of April 26, 2021, three cases were pending against PM USA in federal court representing the cases excluded from that agreement.
Engle Progeny Trial Results: As of April 26, 2021, 135 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Seventy-six verdicts were returned in favor of plaintiffs and five verdicts (Skolnick, Calloway, Oshinsky-Blacker, McCoy and Frogel) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending.
Fifty verdicts were returned in favor of PM USA, of which 44 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of April 26, 2021. Four verdicts (Pearson, D. Cohen, Collar and Chacon) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case decided to award plaintiffs damages. One case, Pollari, resulted in a verdict in favor of PM USA following a retrial of an initial verdict returned in favor of plaintiff. Plaintiff and defendants appealed the verdict and the appellate court affirmed the judgement in favor of the defendants. Three cases, Gloger, Rintoul (Caprio) and Duignan, resulted in verdicts in favor of plaintiffs following retrial of initial verdicts returned in favor of plaintiffs. Post-trial appeals are pending. Two cases, Freeman and Harris, resulted in an appellate reversal of a jury verdict in favor of plaintiff, and a judgment in favor of PM USA.
The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of April 26, 2021 but where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated. The second chart lists cases that have concluded within the previous 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings. As of April 26, 2021, there are no cases where PM USA has recorded a provision in its condensed consolidated financial statements because PM USA has not determined for any currently pending case that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.
References below to “R.J. Reynolds,” “Lorillard” and “Liggett Group” are to R.J. Reynolds Tobacco Company, Lorillard Tobacco Company and Liggett Group, LLC, respectively.
Currently Pending Engle Cases with Verdicts Against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Appeal Status
Duignan	February 2020 (2)	PM USA and R.J. Reynolds	Pinellas	$3 million	$12 million	Appeal by defendants to Second District Court of Appeal pending.
Cuddihee	January 2020	PM USA	Duval	$3 million	$0	Appeal by plaintiff and defendant to First District Court of Appeal pending.
Rintoul (Caprio)	November 2019 (2)	PM USA and R.J. Reynolds	Broward	$9 million	$74 million	Appeal by plaintiff and defendants to Fourth District Court of Appeal pending.
Gloger	November 2019 (2)	PM USA and R.J. Reynolds	Miami-Dade	$15 million	$11 million	Appeal by defendants to Third District Court of Appeal pending.
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	$0	New trial ordered on punitive damages.
Neff	March 2019	PM USA and R.J. Reynolds	Broward	$4 million	$2 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Mahfuz	February 2019	PM USA and R.J. Reynolds	Broward	$12 million	$10 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Holliman	February 2019	PM USA	Miami-Dade	$3 million	$0	Defendant’s appeal to Third District Court of Appeal pending.
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Third District Court of Appeal affirmed the compensatory damages award. PM USA petitioned Florida Supreme Court for review. Case stayed pending Florida Supreme Court decision in Prentice. (3)
Kaplan	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$2 million	Fourth District Court of Appeal affirmed the verdict. Defendants’ motion for rehearing pending.

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Appeal Status
R. Douglas	November 2017	PM USA	Duval	<$1 million	$0	Awaiting entry of final judgment by the trial court.
Sommers	April 2017	PM USA	Miami-Dade	$1 million	$0
Third District Court of Appeal affirmed compensatory damages award and granted new trial on punitive damages. Florida Supreme Court denied PM USA’s petition for review of the Third District Court of Appeal’s decision. PM USA paid approximately $1 million for the compensatory damages award and awaits the new trial on punitive damages. (4)

Cooper (Blackwood)	September 2015	PM USA and R.J. Reynolds	Broward	$5 million (<$1 million PM USA)	$0	Fourth District Court of Appeal affirmed judgment and granted a new trial on punitive damages.
D. Brown	January 2015	PM USA	Federal Court - Middle District of Florida	$8 million	$9 million	Appeal by defendant to U.S. Court of Appeals for the Eleventh Circuit stayed pending Florida Supreme Court decision in Prentice. (3)
(1) PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.
(2) Plaintiff’s verdict following a retrial of an initial verdict in favor of plaintiff.
(3) PM USA is not a defendant in Prentice.
(4) Plaintiff was granted an award of approximately $3 million in fees, costs and interest that PM USA appealed. The Florida Third District Court of Appeals affirmed the award and PM USA paid the award amount in March 2021.

Engle Cases Concluded Within Past 12 Months (1)
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Accrual Date	Payment Amount (if any)	Payment Date
Berger (Cote) (2)	September 2014	PM USA	Federal Court - Middle District of Florida	Fourth quarter of 2018 and first quarter of 2021	$29 million	February 2021
Santoro (3)	March 2017	PM USA, R.J. Reynolds and Liggett Group	Broward	Second quarter of 2020 and first quarter of 2021	$1 million	January 2021
Dean (Kerrivan) (4)	October 2014	PM USA and R.J. Reynolds	Federal Court - Middle District of Florida	Third quarter of 2020	$26 million	August 2020
Landi (5)	June 2018	PM USA and R.J. Reynolds	Broward	Second quarter of 2020	$10 million	July 2020
(1) In four cases in which PM USA paid the judgments more than a year ago, Naugle, Gore, M. Brown and Jordan, plaintiffs were awarded approximately $8 million, $2 million, $8 million and $4 million in fees and costs, respectively. PM USA has appealed in all of these cases. In M. Brown, in March 2021 the Florida First District Court of Appeals affirmed the fee award and reversed the pre-judgment interest award and, in April 2021, PM USA paid $8.2 million in satisfaction of the fee award and post-judgment interest.
(2) In January 2021, the Eleventh Circuit Court of Appeals affirmed the punitive damages award. As a result, in the first quarter of 2021, PM USA recorded a pre-tax provision of approximately $21 million, including interest, for the judgment and in February 2021 paid this amount plus an amount reflecting a pre-tax provision recorded in the fourth quarter of 2018 of approximately $6 million, including interest, for compensatory damages. Also in February 2021, PM USA paid additional fees in the amount of approximately $1.5 million.
(3) In January 2021, the Florida Supreme Court denied defendants’ appeal of the punitive damages award. As a result, in the first quarter of 2021, PM USA recorded a pre-tax provision of approximately $0.2 million, including interest, for the judgment and in January 2021 paid this amount plus an amount reflecting a pre-tax provision recorded in the second quarter of 2020 of approximately $0.8 million, including interest, for compensatory damages.
(4) In August 2020, the U.S. Court of Appeals for the Eleventh Circuit denied the defendants’ petition for rehearing. As a result, in the third quarter of 2020, PM USA recorded a pre-tax provision of approximately $26 million, reflecting its portion of the judgment plus interest, and paid this amount in August 2020.
(5) In June 2020, the Fourth District Court of Appeal affirmed the compensatory damages award. As a result, in the second quarter of 2020, PM USA recorded a pre-tax provision of approximately $10 million for the judgment plus interest and paid this amount in July 2020.
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
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain U.S. territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended March 31, 2021 and 2020, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $0.9 billion and $1.1 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
NPM Adjustment Disputes: PM USA is participating in proceedings regarding the NPM Adjustment for 2003-2020. The “NPM Adjustment” is a reduction in MSA payments made by the OPMs and those manufacturers that are subsequent signatories to the MSA (collectively, the “participating manufacturers” or “PMs”) that applies if the PMs collectively lose at least a specified level of market share to non-participating manufacturers since 1997, subject to certain conditions and defenses. The independent auditor (the “IA”) appointed under the MSA calculates the maximum amount of the NPM Adjustment, if any, for each year.

NPM Adjustment Disputes - Settlement with 36 States and Territories and Separate Settlements with Montana and New York.
PM USA has entered into three settlements of NPM Adjustment disputes with a total of 38 states and territories, one with 36 states and territories (the “multi-state settlement”), one with the State of New York and one with the State of Montana. In the multi-state settlement, PM USA, by the end of October 2017, had settled the NPM Adjustment disputes for 2003-2015 with 26 states in exchange for a total of $740 million. In 2018, PM USA agreed to settle the NPM Adjustment disputes for 2016 and 2017 with the 26 states mentioned above and PM USA settled the NPM Adjustment disputes for 2004-2017 with ten additional states. As a result of these two developments, PM USA will receive approximately $248 million, $68 million of which it received in April 2018, $121 million of which it received in April 2019, $47 million of which it received in April 2020 and $8 million of which it received in April 2021. In connection with these two developments, PM USA recorded a reduction to cost of sales in the amount of $39 million in 2017 and in the amount of $209 million in 2018. In the first quarter of 2019, PM USA also recorded a reduction to cost of sales in the amount of $52 million for its estimate of the 2018 NPM Adjustment settlement credit it expected to receive under the multi-state settlement.
In the first quarter of 2020, the PMs agreed that certain conditions set forth in the multi-state settlement had been met. As a result, PM USA’s and the other PMs’ settlement with Pennsylvania was extended to include NPM Adjustments for 2018-2024. In the third quarter of 2020, PM USA and the other PMs also agreed with the other 35 states to extend the settlement with those states to include NPM Adjustments for 2018-2022. As a result of these two developments, PM USA will receive approximately $361 million in credits to offset PM USA’s MSA payments through 2029.
In the NPM Adjustment settlement with New York, which was entered into in 2015, PM USA has received approximately $373 million for 2004-2019. PM USA expects to receive cash amounts annually, pursuant to the NPM Adjustment settlement with New York.
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
In September 2019, a New Mexico state appellate court affirmed a trial court’s order compelling New Mexico to arbitrate the 2004 NPM Adjustment claims in the multi-state arbitration with the other states. In November 2019, the New Mexico Supreme Court declined to review that decision. The arbitration hearing for New Mexico has been scheduled for October 2021.
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
Other than Montana and New Mexico, all of the non-settling states participated in a 2004 multi-state arbitration. As of April 29, 2021, no decisions have resulted from the arbitration.

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
The IA has calculated that PM USA’s share of the maximum potential NPM Adjustments for 2004-2020 is (exclusive of interest or earnings): $388 million for 2004; $181 million for 2005; $154 million for 2006; $185 million for 2007; $250 million for 2008; $211 million for 2009; $218 million for 2010; $166 million for 2011; $214 million for 2012; $224 million for 2013; $258 million for 2014; $313 million for 2015; $292 million for 2016; $302 million for 2017; $325 million for 2018; $444 million for 2019 and $572 million for 2020. These maximum amounts will be reduced, likely substantially, to reflect the NPM Adjustment settlements discussed above, and potentially for current and future calculation disputes and other developments. Finally, PM USA’s recovery of these amounts, even as reduced, is dependent upon subsequent determinations regarding state-specific defenses and disputes with other PMs.
Other Disputes Under the State Settlement Agreements: The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the allocations of any NPM Adjustments and related settlements, have been and may continue to be affected by R.J. Reynolds’s acquisition of Lorillard in 2015 and its related sale of certain cigarette brands to ITG (the “ITG transferred brands”). In particular, both R.J. Reynolds and ITG have asserted that they do not have to make payments on the ITG transferred brands under the Florida, Minnesota and Texas State Settlement Agreements or include the ITG transferred brands for purposes of certain calculations under the State Settlement Agreements. PM USA believes that R.J. Reynolds’s and ITG’s positions violate the State Settlement Agreements and applicable law. PM USA further believes that these actions: (i) improperly increased PM USA’s payments for 2015-2020; (ii) may improperly increase PM USA’s payments for subsequent years; (iii) improperly decreased PM USA’s share of the 2015-2020 NPM Adjustments and of the settlements of related disputes; and (iv) may improperly decrease PM USA’s share of NPM Adjustments and related settlements for subsequent years.
In January 2017, PM USA and the State of Florida each filed a motion in Florida state court against R.J. Reynolds and ITG seeking to enforce the Florida State Settlement Agreement. In August 2018, the Florida trial court entered final judgment ruling that R.J. Reynolds (and not ITG) must make settlement payments under the Florida State Settlement Agreement on the ITG transferred brands, and ordering R.J. Reynolds to pay PM USA approximately $9.8 million (inclusive of interest) for the 2015-2017 period. Both R.J. Reynolds and PM USA filed notices of appeal and, in July 2020, the Florida Fourth District Court of Appeal affirmed the trial court’s decision. In September 2020, the Florida Fourth District Court of Appeal denied R.J. Reynolds’s motions for rehearing. In October 2020, R.J. Reynolds petitioned the Florida Supreme Court to review the appellate court decision; the petition was denied in December 2020.
In March 2018, PM USA and the State of Minnesota filed pleadings in Minnesota state court asserting claims against R.J. Reynolds and ITG, similar to those made in Florida, and seeking to enforce the Minnesota State Settlement Agreement. In September 2019, the Minnesota court granted the State of Minnesota’s and PM USA’s motions to enforce the agreement against R.J. Reynolds. The Minnesota court concluded, however, that it could not yet resolve the question of ITG’s liability under the Minnesota State Settlement Agreement. An evidentiary hearing on the question of ITG’s potential liability was held in the third quarter of 2020. In March 2021, the parties resolved these disputes and agreed, among other requirements, that ITG would (i) be considered a party to the Minnesota State Settlement Agreement for the ITG transferred brands and (ii) assume the payment obligations under the Minnesota State Settlement Agreement for the ITG transferred brands beginning with the payment for the 2020 calendar year. The parties also resolved issues relating to payments due with respect to the ITG transferred brands and issues relating to the allocation of the profit adjustment with respect to the ITG transferred brands under the Minnesota State Settlement Agreement. At the parties’ request, the Minnesota court so ordered the parties’ resolution and dismissed the pending motions to enforce under the Minnesota State Settlement Agreement.
In December 2018, PM USA filed a motion in Mississippi state court seeking to enforce the Mississippi State Settlement Agreement against R.J. Reynolds and ITG with respect to the accuracy of certain submissions made by R.J. Reynolds and ITG concerning the calculation of payments relating to the ITG transferred brands. A hearing in the case is currently scheduled for August 2021. In December 2019, in a separate matter, the State of Mississippi filed a motion in Mississippi state court seeking to enforce the Mississippi State Settlement Agreement against PM USA, R.J. Reynolds and ITG concerning the tax rates used in the annual calculation of the net operating profit adjustment payments starting in 2018. A hearing is scheduled for October 2021.
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
In January 2021, PM USA and other PMs reached an agreement with several MSA states to waive the PMs’ claim under the most favored nation provision of the MSA in connection with a settlement between those MSA states and a non-participating manufacturer, S&M Brands, Inc. (“S&M Brands”), under which the states released certain claims against S&M Brands in exchange for receiving a portion of the funds S&M Brands had deposited into escrow accounts in those states pursuant to the states’ escrow statutes. In consideration for waiving its most favored nation claim, PM USA received approximately $32 million from the escrow funds paid to those MSA states under their settlement with S&M Brands. Such funds were received in January 2021 and were recorded in the financials for the first quarter of 2021 as a reduction to cost of sales.
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

In June 2020, the United States government filed a motion with the district court asking for clarification as to whether the court-ordered injunction that applies to cigarettes also applies to HeatSticks, a heated tobacco product used with the IQOS electronic device. In August 2020, Altria and PM USA filed an opposition to the government’s motion and, in the alternative, a motion to modify the injunction to make clear it does not apply to HeatSticks. Regardless of the district court’s decisions on the pending motions, the government has indicated it will not oppose a modification to the injunction that permits PM USA to use the Modified Risk Tobacco Product claim authorized by the United States Food and Drug Administration for HeatSticks.
E-vapor Product Litigation
As of April 26, 2021, Altria and/or its subsidiaries, including PM USA, were named as defendants in 47 class action lawsuits relating to JUUL e-vapor products. JUUL is an additional named defendant in each of these lawsuits. The theories of recovery include violation of RICO, fraud, failure to warn, design defect, negligence and unfair trade practices. Plaintiffs also sought to add antitrust claims due to the recent administrative complaint filed by the FTC. Although the MDL court denied this request in the class action lawsuits, the individual antitrust claims remain pending before the same court. See Antitrust Litigation below for further discussion. Plaintiffs seek various remedies, including compensatory and punitive damages and an injunction prohibiting product sales. The 47 class action lawsuits include 21 cases involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons.
Altria and/or its subsidiaries, including PM USA, also have been named as defendants in other lawsuits involving JUUL e-vapor products, including 1,980 individual lawsuits, 123 “third party” lawsuits, which include school districts, state and local governments, including the states of Alaska, Hawaii and Minnesota, and tribal and healthcare organization lawsuits. JUUL is an additional named defendant in each of these lawsuits.
The majority of the individual and class action lawsuits mentioned above were filed in federal court. In October 2019, the United States Judicial Panel on Multidistrict Litigation ordered the coordination or consolidation of these lawsuits in the U.S. District Court for the Northern District of California for pretrial purposes.
Altria and its subsidiaries filed motions to dismiss certain claims in the class action and school district cases, including the federal RICO claim. In October 2020, the U.S. District Court for the Northern District of California granted the motion to dismiss the RICO class action claim without prejudice. Although it otherwise denied the motion, the court found that plaintiffs had not sufficiently alleged standing or causation with respect to their claim under California law. The court also granted the motion to dismiss the RICO claim in the cases filed by various school districts, but denied the motion in all other respects. The court gave plaintiffs the opportunity to amend their complaints to attempt to cure the deficiencies the court identified and plaintiffs filed their amended complaints in November 2020. In January 2021, Altria and its subsidiaries filed a renewed motion to dismiss the RICO claim, which the court denied in April 2021.
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
IQOS Litigation
In April 2020, RAI Strategic Holdings, Inc. and R.J. Reynolds Vapor Co., which are affiliates of R.J. Reynolds, filed a lawsuit against Altria, PM USA, Altria Client Services LLC, PMI and its affiliate, Philip Morris Products S.A., in the United States District Court for the Eastern District of Virginia. The lawsuit asserts claims of patent infringement based on the sale of the IQOS electronic device and HeatSticks in the United States. Plaintiffs seek various remedies, including preliminary and permanent injunctive relief, treble damages and attorneys’ fees. Altria and PMI have been dismissed from the lawsuit. In June 2020, the remaining defendants filed a motion to dismiss certain of plaintiffs’ claims and also filed counterclaims against the plaintiffs for infringement of various patents owned by the remaining defendants. The case was stayed in December 2020 due to the COVID-19 pandemic; however, the stay was lifted with respect to defendants’ counterclaims in February 2021.
Also in April 2020, a related action was filed against the same defendants by the same plaintiffs, as well as R.J. Reynolds, with the United States International Trade Commission (“ITC”). There, the plaintiffs also allege patent infringement, but the remedies sought include a prohibition on the importation of the IQOS electronic device, HeatSticks and component parts into the United States. No damages are recoverable in the proceedings before the ITC. A hearing before an administrative law judge was held in January 2021. The administrative law judge has set an initial determination date in May 2021.
An additional patent infringement case regarding the IQOS electronic device was filed in November 2020 in the United States District Court for the Northern District of Georgia against PM USA and Philip Morris Products S.A. seeking damages and equitable relief. In February 2021, defendants filed a motion to dismiss the lawsuit.

Antitrust Litigation
In April 2020, the FTC issued an administrative complaint against Altria and JUUL alleging that Altria’s 35% investment in JUUL and the associated agreements constitute an unreasonable restraint of trade in violation of Section 1 of the Sherman Antitrust Act of 1890 (“Sherman Act”) and Section 5 of the Federal Trade Commission Act of 1914 (“FTC Act”), and substantially lessened competition in violation of Section 7 of the Clayton Antitrust Act (“Clayton Act”). If the FTC’s challenge is successful, the FTC may order a broad range of remedies, including divestiture of Altria’s minority investment in JUUL, rescission of the transaction and all associated agreements, and prohibition against any officer or director of either Altria or JUUL serving on the other party’s board of directors or attending meetings of the other party’s board of directors. The administrative trial will take place before an FTC administrative law judge and is currently scheduled to begin in June 2021. The administrative law judge’s decision is subject to review by the FTC on its own motion or at the request of any party. The FTC then issues its ruling, which is subject to appellate review.
Also as of April 26, 2021, 16 putative class action lawsuits have been filed against Altria and JUUL in the United States District Court for the Northern District of California. The lawsuits initially named, in addition to the two companies, certain senior executives and certain members of the board of directors of both companies as defendants; however, those individuals currently or formerly affiliated with Altria were later dismissed. In November 2020 these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, cite the FTC administrative complaint and allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Act and Section 7 of the Clayton Act and various state antitrust, consumer protection and unjust enrichment laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid, divestiture of Altria’s minority investment in JUUL and rescission of the transaction. Altria filed a motion to dismiss these lawsuits in January 2021.
In November 2020, Altria exercised its rights to convert its non-voting JUUL shares to voting shares. However, pending the outcome of the FTC administrative complaint, Altria currently does not intend to exercise its additional governance rights obtained upon the conversion, including the right to elect directors to JUUL’s board or to vote its JUUL shares other than as a passive investor. For further discussion of Altria’s rights in the event of share conversion, see Note 3. Investments in Equity Securities - Investment in JUUL.
Shareholder Class Action and Shareholder Derivative Lawsuits
In October and December 2019, two purported Altria shareholders filed putative class action lawsuits against Altria, Howard A. Willard III, Altria’s former Chairman and Chief Executive Officer, and William F. Gifford, Jr., Altria’s former Vice Chairman and Chief Financial Officer and current Chief Executive Officer, in the United States District Court for the Eastern District of New York. In December 2019, the court consolidated the two lawsuits into a single proceeding. The consolidated lawsuit was subsequently transferred to the United States District Court for the Eastern District of Virginia. The lawsuit asserts claims under Sections 10(b) and 20(a) and under Rule 10b-5 of the Exchange Act. In April 2020, JUUL, its founders and some of its current and former executives were added to the lawsuit. The claims allege false and misleading statements and omissions relating to Altria’s investment in JUUL. Plaintiffs seek various remedies, including damages and attorneys’ fees. In July 2020, the defendants filed motions to dismiss plaintiffs’ claims, which the district court denied in March 2021.
In August 2020, two purported Altria shareholders filed separate derivative lawsuits in the United States District Court for the Northern District of California on behalf of themselves and Altria, against Mr. Willard, Mr. Gifford, JUUL and certain of its executives and officers. These derivative lawsuits relate to Altria’s investment in JUUL, and assert claims of breach of fiduciary duty by the Altria defendants and aiding and abetting in that alleged breach of fiduciary duty by the remaining defendants. In March 2021, the United States District Court for the Northern District of California granted defendants’ motion to transfer both lawsuits to the United States District Court for the Eastern District of Virginia. A third derivative lawsuit was filed in September 2020 in the Circuit Court for Henrico County, Virginia against Mr. Willard, Mr. Gifford, Kevin C. Crosthwaite (Altria’s former Chief Growth Officer and current JUUL Chief Executive Officer) and certain members of Altria’s Board of Directors. This suit asserts a claim for breach of fiduciary duty. Plaintiffs seek various remedies, including damages, disgorgement of profits, reformation of Altria’s corporate governance and internal procedures, and attorneys’ fees. The fourth, fifth and sixth derivative lawsuits were filed in October 2020, January 2021 and March 2021, respectively, in the United States District Court for the Eastern District of Virginia against Mr. Willard, Mr. Gifford, Mr. Crosthwaite, certain members of Altria’s Board of Directors, JUUL, its founders and some of its current and former executives. These suits assert various claims, including breach of fiduciary duty, unjust enrichment, waste of corporate assets and violations of certain federal securities laws. The remedies sought in these lawsuits are similar to those sought by plaintiffs in the Virginia lawsuit. In April 2021, the court consolidated the five cases pending in the Eastern District of Virginia into a single action.

Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of April 26, 2021, two “Lights/Ultra Lights” class actions are pending in U.S. state court. Neither case is active.
As of April 26, 2021, one smoking and health case alleging personal injury or seeking court-supervised programs or ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of April 26, 2021, there is one case pending against USSTC.
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
Guarantees and Other Similar Matters
In the ordinary course of business, certain subsidiaries of Altria have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2021, Altria and certain of its subsidiaries (i) had $49 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for guarantees related to their own performance, including $25 million for surety bonds; and (iii) had a redeemable noncontrolling interest of $40 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.
Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of Altria’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria does not have a related liability recorded on its condensed consolidated balance sheet at March 31, 2021 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the IQOS patent litigation discussed above under Certain Other Tobacco-Related Litigation - IQOS Litigation, excluding the patent infringement case filed with the United States District Court for the Northern District of Georgia.

PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under its $3.0 billion Credit Agreement and amounts outstanding under its commercial paper program.

Note 11. New Accounting Guidance Not Yet Adopted
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
When used in this Quarterly Report on Form 10-Q (“Form 10-Q”), the terms “Altria,” “we” and “our” refer to Altria Group, Inc. and its subsidiaries, unless the context requires otherwise.
For a description of Altria, see Background in Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q (“Item 1”).
For a detailed description of Altria’s reportable segments, see Note 8. Segment Reporting to the condensed consolidated financial statements in Item 1 (“Note 8”).
Executive Summary
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, Altria refers to the following “adjusted” financial measures: adjusted operating companies income (loss) (“OCI”); adjusted OCI margins; adjusted net earnings attributable to Altria; adjusted diluted earnings per share (“EPS”) attributable to Altria; and adjusted effective tax rates. These adjusted financial measures are not required by, or calculated in accordance with, United States generally accepted accounting principles (“GAAP”) and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Except as noted in the 2021 Forecasted Results section below, when Altria provides a non-GAAP measure in this Form 10-Q, it also provides a reconciliation of that non-GAAP financial measure to the most directly comparable GAAP financial measure. OCI for the segments is defined as operating income before general corporate expenses and amortization of intangibles. For a further description of these non-GAAP financial measures, see the Non-GAAP Financial Measures section below.
COVID-19 Pandemic
The COVID-19 pandemic has led to adverse impacts on the U.S. and global economies and continues to create economic uncertainty even as COVID-19 vaccines have been and continue to be administered in 2021. Although much uncertainty still surrounds the pandemic, including its duration and ultimate overall impact on U.S and global economies, Altria and its subsidiaries’ operations and those of its investees, Altria continues to monitor the macroeconomic risks of the COVID-19 pandemic and continues to carefully evaluate potential outcomes and work to mitigate risks. Specifically, Altria remains focused on any potential impact to its liquidity, operations, supply and distribution chains and on economic conditions. In terms of Altria’s liquidity, despite some volatility in commercial paper markets in 2020, Altria has not experienced a material impact to its liquidity.
As with so many other companies throughout the U.S. and globally, Altria’s operations have been affected by the COVID-19 pandemic. To date, Altria believes its tobacco businesses have not experienced any material adverse effects associated with governmental actions to restrict consumer movement or business operations, but continues to monitor these factors. Altria has implemented remote working for many employees and aligned with the social distancing protocols recommended by public health authorities for employees working at Altria facilities. Altria continues to believe that remote working due to the

COVID-19 pandemic has had minimal impact on productivity. Also, Altria’s critical information technology systems have remained operational. Although Altria’s tobacco businesses previously suspended operations temporarily at several of their manufacturing facilities in March 2020, the businesses resumed operations at those facilities under enhanced safety protocols in April 2020 and all manufacturing facilities are currently operational under enhanced safety protocols. Altria continues to monitor the risks associated with facility disruptions and workforce availability as a result of uncertainty related to the COVID-19 pandemic.
Altria’s suppliers and those within its distribution chain are also subject to potential facility closures and remote working protocols. To date, Altria has not experienced any material disruptions to its supply chains or distribution systems, but is continuing to monitor these factors. The majority of retail stores in which Altria’s tobacco products are sold, including convenience stores, have been deemed to be essential businesses by authorities and have remained open. Altria continues to monitor the risk that one or more suppliers, distributors or any other entities within its supply and distribution chain closes temporarily or permanently.
Although Altria’s tobacco businesses have not been materially impacted to date by the COVID-19 pandemic, there is continued uncertainty as to how the COVID-19 pandemic may impact adult tobacco consumers in the future. Altria continues to monitor the macroeconomic risks of the COVID-19 pandemic (including the availability of vaccines) and their effect on adult tobacco consumers, including stay-at-home practices and disposable income (which may be impacted by unemployment rates and fiscal stimulus). Altria also continues to monitor adult tobacco consumers’ purchasing behaviors, including overall tobacco product expenditures, mix between premium and discount brand purchases and adoption of non-combustible products.
Altria has experienced adverse impacts to its alcohol assets due to the COVID-19 pandemic. In the wine business, in 2020 Ste. Michelle Wine Estates Ltd.’s (“Ste. Michelle”) direct-to-consumer sales and on-premise wine sales in restaurants, bars and hospitality venues and on cruise lines were negatively impacted by disruptions arising from the COVID-19 pandemic, which also may have an impact on adult wine consumers going forward. These impacts in 2020 contributed to Ste. Michelle recording pre-tax inventory-related charges of $392 million in the first quarter of 2020 in connection with its strategic reset of the wine business. Ste. Michelle continues to monitor the impact of the COVID-19 pandemic associated risks to its business, results of operations, cash flows and financial position.
Anheuser-Busch InBev SA/NV (“ABI”) continues to be impacted by the COVID-19 pandemic. In 2020, these impacts included (i) a 50% reduction to its final 2019 dividend and a decision to forgo its interim 2020 dividend; (ii) the withdrawal of its earnings guidance for 2020 due to uncertainty and volatility related to the impact of the COVID-19 pandemic; and (iii) a goodwill impairment charge related to its Africa businesses. While ABI stated in its year end 2020 earnings report that it expects its financial results in 2021 to improve meaningfully versus 2020, ABI did not provide earnings guidance for 2021 given the continued uncertainty. The extreme market disruption and volatility associated with the COVID-19 pandemic resulted in a steep decline in ABI’s stock price in the first half of 2020. Although there was a gradual recovery in ABI’s stock price in the second half of 2020 and again in April 2021, the fair value of Altria’s investment in ABI continues to be below the carrying value. While Altria believes that this decline is temporary, it will continue to monitor its investment in ABI, including the impact of the COVID-19 pandemic on ABI’s business and market valuation.
Altria considered the impact of the COVID-19 pandemic on the business of JUUL Labs, Inc. (“JUUL”), including its sales, distribution, operations, supply chain and liquidity, in conducting its periodic impairment assessment and quantitative valuations. JUUL’s operations were negatively impacted in 2020 by the COVID-19 pandemic due to stay-at-home practices and government-mandated restrictions. While the impact was considered in Altria’s quantitative valuations conducted in connection with the preparation of its financial statements for the three months ended March 31, 2021 and during 2020, Altria does not believe the COVID-19 pandemic was a primary driver of the non-cash pre-tax impairment charge recorded during 2020 or the changes in fair value recorded in the fourth quarter of 2020 or for the three months ended March 31, 2021. Altria will continue to monitor the impact of the COVID-19 pandemic on JUUL’s business in Altria’s quarterly quantitative valuations of JUUL.
Altria has considered the impact of the COVID-19 pandemic on the business of Cronos Group Inc. (“Cronos”), including its sales, distribution, operations, supply chain and liquidity. Cronos has been and continues to be impacted by the COVID-19 pandemic, due in part to government actions limiting access to retail stores in the United States and Canada, including the recording in 2020 of an impairment charge on certain goodwill and intangible assets. Altria will continue to monitor its investment in Cronos, including the impact of the COVID-19 pandemic on Cronos’s business and market valuation.

Consolidated Results of Operations for the Three Months Ended March 31, 2021
The changes in net earnings attributable to Altria and diluted EPS attributable to Altria for the three months ended March 31, 2021, from the three months ended March 31, 2020, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the three months ended March 31, 2020	$1,552	$0.83
2020 Implementation and acquisition-related costs	300	0.16
2020 Tobacco and health litigation items	19	0.01
2020 ABI-related special items	44	0.03
2020 Cronos-related special items	95	0.05
2020 Tax items	24	0.01
Subtotal 2020 special items	482	0.26
2021 NPM Adjustment Items	24	0.01
2021 Implementation and acquisition-related costs	(37)	(0.02)
2021 Tobacco and health litigation items	(26)	(0.01)
2021 JUUL changes in fair value	(200)	(0.10)
2021 ABI-related special items	100	0.05
2021 Cronos-related special items	70	0.04
2021 Loss on early extinguishment of debt	(496)	(0.27)
2021 Tax items	6	—
Subtotal 2021 special items	(559)	(0.30)
Change in tax rate	(27)	(0.01)
Operations	(24)	(0.01)
For the three months ended March 31, 2021	$1,424	$0.77

2021 Reported Net Earnings	$1,424	$0.77
2020 Reported Net Earnings	$1,552	$0.83
% Change	(8.2)%	(7.2)%

2021 Adjusted Net Earnings and Adjusted Diluted EPS	$1,983	$1.07
2020 Adjusted Net Earnings and Adjusted Diluted EPS	$2,034	$1.09
% Change	(2.5)%	(1.8)%

For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted earnings attributable to Altria and adjusted diluted EPS attributable to Altria, see the Consolidated Operating Results section below.
▪Change in Tax Rate: The change in the tax rate was driven primarily by lower dividends from ABI.
▪Operations: The decrease of $24 million in operations (which excludes the impact of special items shown in the table above) was due primarily to the unfavorable timing of interest expense.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.
2021 Forecasted Results
Altria expects its 2021 full-year adjusted diluted EPS to be in a range of $4.49 to $4.62, representing a growth rate of 3% to 6% over its 2020 full-year adjusted diluted EPS base of $4.36, as shown in the first table below. While the 2021 full-year adjusted diluted EPS guidance accounts for a range of scenarios, the external environment remains dynamic. Altria will continue to monitor conditions related to (i) unemployment rates, (ii) fiscal stimulus, (iii) adult tobacco consumer dynamics, including stay-at-home practices, disposable income, purchasing patterns and adoption of non-combustible products, (iv) regulatory and legislative (including excise tax) developments, (v) the timing and breadth of COVID-19 vaccine administration and (vi) expectations for adjusted earnings contributions from its alcohol assets.
Altria’s 2021 full-year adjusted diluted EPS guidance range includes planned investments in support of its vision to responsibly lead the transition of adult smokers to a non-combustible future, such as (i) marketplace investments to expand the availability and awareness of Altria’s non-combustible products, (ii) costs associated with building an industry-leading consumer engagement platform that enhances data collection and insights in support of adult tobacco consumer conversion to non-combustible products and (iii) increased non-combustible product research and development expense. Altria expects 2021 adjusted diluted EPS growth to come in the last three quarters of the year. This forecasted growth rate excludes the (income) expense items in the second table below.
Altria continues to expect its 2021 full-year adjusted effective tax rate will be in a range of 24.5% to 25.5%.

Reconciliation of 2020 Reported Diluted EPS to 2020 Adjusted Diluted EPS
2020 Reported diluted EPS	$2.40
Asset impairment, exit, implementation and acquisition-related costs	0.18
Tobacco and health litigation items	0.03
Impairment of JUUL equity securities	1.40
JUUL changes in fair value	(0.05)
ABI-related special items	0.32
Cronos-related special items	0.03
COVID-19 special items	0.02
Tax items	0.03
2020 Adjusted diluted EPS	$4.36

The following (income) expense items are excluded from Altria’s 2021 forecasted adjusted diluted EPS growth rate:

(Income) Expense Excluded from 2021 Forecasted Adjusted Diluted EPS
NPM Adjustment Items	$(0.01)
Implementation and acquisition-related costs	0.02
Tobacco and health litigation items	0.01
JUUL changes in fair value	0.10
ABI-related special items	(0.05)
Cronos-related special items	(0.04)
Loss on early extinguishment of debt	0.27
$0.30
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
Non-GAAP Financial Measures
While Altria reports its financial results in accordance with GAAP, its management also reviews certain financial results, including OCI, OCI margins, net earnings attributable to Altria and diluted EPS, on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, asset impairment charges, acquisition-related costs, COVID-19 special items, equity investment-related special items (including any changes in fair value of the equity investment and any related warrants and preemptive rights), certain tax items, charges associated with tobacco and health litigation items, and resolutions of certain nonparticipating manufacturer (“NPM”) adjustment disputes under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items”). Altria’s management does not view any of these special items to be part of Altria’s underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results. Altria’s management also reviews income tax rates on an adjusted basis. Altria’s adjusted effective tax rate may exclude certain tax items from its reported effective tax rate.
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
Discussion and Analysis
Critical Accounting Policies and Estimates
Altria’s critical accounting policies and estimates are discussed in its Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”); there have been no material changes to these critical accounting policies and estimates, except as noted below.
Investment in ABI
At March 31, 2021, Altria’s investment in ABI consisted of 185 million restricted shares (the “Restricted Shares”) and 12 million ordinary shares of ABI. The fair value of Altria’s equity investment in ABI is based on (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and, at March 31, 2021, was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets, for the Restricted Shares, and was classified in Level 2 of the fair value hierarchy. Altria may, in certain instances, pledge or otherwise grant a security interest in all or part of its Restricted Shares. In the event the pledgee or security interest holder were to foreclose on the Restricted Shares, the encumbered Restricted Shares will be automatically converted, one-for-one, into ordinary shares. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share.
The fair value of Altria’s equity investment in ABI at March 31, 2021 and December 31, 2020 was $12.4 billion (carrying value of $17.4 billion) and $13.8 billion (carrying value of $16.7 billion), respectively, which was less than its carrying value by approximately 28% and 17%, respectively. At April 26, 2021, the fair value of Altria’s investment had increased to approximately $13.9 billion. In October 2019, the fair value of Altria’s equity investment in ABI declined below its carrying value and at April 26, 2021 has not recovered. Altria evaluated the factors related to the fair value decline, including the impact on the fair value of ABI’s shares during the COVID-19 pandemic, which has negatively impacted ABI’s business. Altria evaluated the duration and magnitude of the fair value decline at March 31, 2021, ABI’s financial condition and near-term prospects, and Altria’s intent and ability to hold its investment in ABI until recovery. Altria concluded, both at March 31, 2021 and December 31, 2020, that the decline in fair value of its investment in ABI below its carrying value was temporary and, therefore, no impairment was recorded. This conclusion was based on the following factors:
▪a history of significant recovery in ABI’s stock price during 2019 and recoveries during 2020 (following the steep decline in the first quarter of 2020 associated with the impacts of the COVID-19 pandemic on its business) and in April 2021, all of which Altria believes indicate investor confidence in ABI’s ability to implement its business strategies and deleveraging plans as well as its ability to recover from the impacts of the COVID-19 pandemic;
▪the continued industry disruption and volatility associated with the COVID-19 pandemic, resulting in stock performance for ABI that Altria does not believe is reflective of actual underlying equity values;
▪ABI’s proactive actions to preserve financial flexibility and commitment to its long-term deleveraging initiative, including the following actions since December 31, 2019: (i) ABI’s 50% reduction to its final 2019 dividend and its decision to forgo its interim 2020 dividend; (ii) ABI’s completion of the sale of its Australia subsidiary and of a minority stake in its U.S. based metal container operations; and (iii) ABI’s continuation of its refinancing efforts through issuance and redemption activity, specifically front-end maturities into longer dated maturities and reduction in gross debt levels;
▪ABI’s global platform (world’s largest brewer by volume and one of the world’s top ten consumer products companies by revenue) with strong market positions in key markets, new product innovations, geographic diversification, experienced management team, strict financial discipline (cost management and efficiency) and expected earnings and history of performance; and
▪the strategic plans implemented by ABI in response to the adverse impacts of the COVID-19 pandemic, including its ability to leverage learnings from recovering markets and respond quickly to the evolving environment to better position ABI for a robust recovery. This was evidenced by:

▪ABI’s performance in the second half of 2020, which represented improvement over the first half of 2020 and reinforced its confidence in the future potential of the beer category and its business; and
▪ABI stating in its year end 2020 earnings report that it expects financial results in 2021 to improve meaningfully versus 2020. ABI stated that its 2021 outlook, which is subject to change as it continues to monitor ongoing developments, reflects, among other factors, its current assessment of the scale and magnitude of the COVID-19 pandemic.
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
For further discussion of Altria’s investment in ABI, see Note 3. Investments in Equity Securities to the condensed consolidated financial statements in Item 1 (“Note 3”).
Consolidated Operating Results

	For the Three Months Ended March 31,
(in millions)	2021	2020
Net Revenues:
Smokeable products	$5,250	$5,606
Oral tobacco products	626	601
Wine	150	146
All other	10	6
Net revenues	$6,036	$6,359
Excise Taxes on Products:
Smokeable products	$1,121	$1,278
Oral tobacco products	31	31
Wine	4	4
Excise taxes on products	$1,156	$1,313
Operating Income:
OCI:
Smokeable products	$2,372	$2,370
Oral tobacco products	392	414
Wine	18	(379)
All other	(14)	(5)
Amortization of intangibles	(17)	(19)
General corporate expenses	(61)	(45)
Operating income	$2,690	$2,336
As discussed further in Note 8, the CODM reviews OCI to evaluate the performance of, and allocate resources to, the segments. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

The following table provides a reconciliation of adjusted net earnings attributable to Altria and adjusted diluted EPS attributable to Altria for the three months ended March 31:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Net Earnings Attributable to Altria	Diluted EPS
2021 Reported	$1,937	$516	$1,421	$1,424	$0.77
NPM Adjustment Items	(32)	(8)	(24)	(24)	(0.01)
Implementation and acquisition-related costs	48	11	37	37	0.02
Tobacco and health litigation items	35	9	26	26	0.01
JUUL changes in fair value	200	—	200	200	0.10
ABI-related special items	(128)	(28)	(100)	(100)	(0.05)
Cronos-related special items	(70)	—	(70)	(70)	(0.04)
Loss on early extinguishment of debt	649	153	496	496	0.27
Tax items	—	6	(6)	(6)	—
2021 Adjusted for Special Items	$2,639	$659	$1,980	$1,983	$1.07

2020 Reported	$2,108	$558	$1,550	$1,552	$0.83
Implementation and acquisition-related costs	395	95	300	300	0.16
Tobacco and health litigation items	24	5	19	19	0.01
ABI-related special items	56	12	44	44	0.03
Cronos-related special items	89	(6)	95	95	0.05
Tax items	—	(24)	24	24	0.01
2020 Adjusted for Special Items	$2,672	$640	$2,032	$2,034	$1.09

The following special items affected the comparability of statements of earnings amounts for the three months ended March 31, 2021 and 2020:
▪NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation in Note 10. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 10”) and NPM Adjustment Items in Note 8, respectively.
▪Implementation and Acquisition-Related Costs: Pre-tax implementation and acquisition-related costs were $48 million and $395 million for the three months ended March 31, 2021 and 2020, respectively. For a discussion of implementation and acquisition-related costs, see Note 8.
▪Tobacco and Health Litigation Items: For a discussion of tobacco and health litigation items and a breakdown of these costs by segment, see Note 10 and Tobacco and Health Litigation Items in Note 8, respectively.
▪JUUL Changes in Fair Value: For the three months ended March 31, 2021, Altria recorded a non-cash pre-tax unrealized loss of $200 million reported as (income) losses from equity investments in its condensed consolidated statement of earnings as a result of a decrease in the fair value of Altria’s investment in JUUL. A corresponding adjustment was made to the JUUL tax valuation allowance. For further discussion, see Note 3.
▪ABI-Related Special Items: Altria’s earnings from its equity investment in ABI for the three months ended March 31, 2021 included net pre-tax income of $128 million, consisting primarily of (i) ABI’s completion of the issuance of a minority stake in its U.S.-based metal container operations, (ii) mark-to-market gains on certain ABI financial instruments associated with its share commitments and (iii) charges associated with an early bond termination by ABI.
Altria’s earnings from its equity investment in ABI for the three months ended March 31, 2020 included net pre-tax charges of $56 million, consisting primarily of (i) mark-to-market losses on certain ABI financial instruments associated with its share commitments and (ii) ABI’s completion in October 2019 of ABI’s initial public offering of a minority stake of its Asia Pacific subsidiary.
These amounts include Altria’s respective share of amounts recorded by ABI and may also include additional adjustments related to (i) conversion from international financial reporting standards to GAAP and (ii) adjustments to Altria’s investment required under the equity method of accounting.

▪Cronos-Related Special Items: For the three months ended March 31, 2021 and 2020, Altria recorded net pre-tax (income) expense consisting of the following:

	For the Three Months Ended March 31
(in millions)	2021	2020
(Gain) loss on Cronos-related financial instruments (1)	$(110)	$137
(Income) losses from equity investments (2)	40	(48)
Total Cronos-related special items - (income) expense	$(70)	$89
(1)The 2021 and 2020 amounts are related to the non-cash change in the fair value of the warrant and certain anti-dilution protections (the “Fixed-price Preemptive Rights”) acquired in the Cronos transaction.
(2)Amounts primarily include Altria’s share of Cronos’s non-cash change in the fair value of Cronos’s derivative financial instruments associated with the issuance of additional shares.
For further discussion, see Note 3 and Note 4. Financial Instruments to the condensed consolidated financial statements in Item 1.
▪Loss on Early Extinguishment of Debt: For the three months ended March 31, 2021, Altria recorded pre-tax losses of $649 million as a result of the completed debt tender offers and redemption of certain long-term senior unsecured notes. For further discussion, see Note 9. Debt to the condensed consolidated financial statements in Item 1 (“Note 9”).
Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Net revenues, which include excise taxes billed to customers, decreased $323 million (5.1%), due primarily to lower net revenues in the smokeable products segment.
Cost of sales decreased $565 million (26.0%), due primarily to the inventory-related charges in the wine segment in 2020 (as discussed in Note 8), lower shipment volume in the smokeable products segment and favorable NPM Adjustment Items in 2021.
Excise taxes on products decreased $157 million (12.0%), due primarily to lower smokeable products shipment volume.
Marketing, administration and research costs increased $45 million (8.4%), due primarily to higher acquisition-related costs in the oral tobacco products segment (as discussed in Note 8).
Operating income increased $354 million (15.2%), due primarily to higher operating results in the wine segment, partially offset by lower operating results in the oral tobacco products segment.
Interest and other debt expense, net, increased $33 million (12.0%), due primarily to unfavorable timing of interest expense.
Income (losses) from equity investments, which decreased $106 million (67.5%), were negatively impacted by the non-cash pre-tax unrealized loss of $200 million as a result of a decrease in the fair value of Altria’s investment in JUUL and unfavorable special items from Altria’s equity investment in Cronos (as shown above), partially offset by favorable ABI-related special items.
Reported net earnings attributable to Altria of $1,424 million decreased $128 million (8.2%), due primarily to the loss on early extinguishment of debt and the non-cash unrealized loss as a result of a decrease in the fair value of Altria’s investment in JUUL, partially offset by higher operating income and favorable Cronos-related and ABI-related special items. Reported diluted and basic EPS attributable to Altria of $0.77, each decreased by 7.2%, due to lower net earnings attributable to Altria.
Adjusted net earnings attributable to Altria of $1,983 million decreased $51 million (2.5%), due primarily to unfavorable timing of interest and other debt expense, net and a higher adjusted tax rate. Adjusted diluted EPS attributable to Altria of $1.07 decreased by 1.8%, due to lower adjusted net earnings attributable to Altria.

Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The U.S. tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of Altria’s tobacco subsidiaries and investees and Altria’s consolidated results of operations, cash flows or financial position. These challenges, some of which are discussed in more detail in Note 10 and in Part I, Item 1A. Risk Factors of the 2020 Form 10-K, include:
▪pending and threatened litigation and bonding requirements;
▪restrictions and requirements imposed by the Family Smoking Prevention and Tobacco Control Act (the “FSPTCA”), and restrictions and requirements (and related enforcement actions) that have been, and in the future will be, imposed by the United States Food and Drug Administration (the “FDA”);
▪actual and proposed excise tax increases, as well as changes in tax structures and tax stamping requirements;
▪bans and restrictions on tobacco use imposed by governmental entities and private establishments and employers;
▪other federal, state and local government actions, including:
▪restrictions on the sale of certain tobacco products, the sale of tobacco products by certain retail establishments, the sale of tobacco products with characterizing flavors and the sale of tobacco products in certain package sizes;
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
In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences are continuing to impact the tobacco industry. Altria’s tobacco subsidiaries believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral nicotine pouches. Adult smokers continue to convert from cigarettes to exclusive use of non-combustible tobacco product alternatives.
Up until the second half of 2019, the e-vapor category had experienced significant growth, and the number of adults who exclusively used e-vapor products also increased during that time which, along with growth in oral nicotine pouches, negatively impacted consumption levels and sales volume of cigarettes and moist smokeless tobacco products (“MST”). Growth in the e-vapor category was negatively impacted by the legislative and regulatory activities discussed below. However, the e-vapor category is now experiencing a moderate rate of growth and has become increasingly competitive.
Oral nicotine pouch retail share of the total oral tobacco category has doubled since the first quarter of 2020. The oral nicotine pouch category is becoming increasingly competitive and we are also monitoring the introduction of new unregulated synthetic nicotine pouches, which may lead to further competition for oral nicotine pouches.
Altria and its tobacco subsidiaries believe the innovative tobacco products categories (in particular, e-vapor) will continue to be dynamic as adult tobacco consumers explore a variety of tobacco product options and as a result of adult consumer perceptions of the relative risks of non-combustible products compared to cigarettes, FDA determinations on product applications and legislative actions.

Domestic cigarette industry volume for 2020 was unchanged versus the prior year, which Altria believes was the result of stay-at-home practices due to the COVID-19 pandemic and higher tobacco discretionary spending. In the first quarter of 2021, we estimate that adjusted domestic cigarette industry volume declined by 2%. Altria expects 2021 cigarette industry volume trends to be most influenced by (i) adult smoker stay-at-home practices, (ii) unemployment rates, (iii) fiscal stimulus, (iv) cross-category movement, (v) the timing and breadth of COVID-19 vaccine administration and (vi) adult smoker purchasing behavior of those who receive the vaccine.
Economic conditions also impact adult tobacco consumer purchase behavior. Prior economic downturns have resulted in adult tobacco consumers choosing discount products and other lower-priced tobacco products. Although the economic downturn resulting from the COVID-19 pandemic has not meaningfully increased the growth of discount and lower priced tobacco products, in part due to stimulus payments, adult tobacco consumers may still increasingly choose these products if economic conditions do not continue to improve. See Executive Summary in Item 7 above for further discussion.
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
The FSPTCA also bans descriptors such as “light,” “low” or “mild” when used as descriptors of modified risk, unless expressly authorized by the FDA. In connection with a 2016 lawsuit initiated by John Middleton Co. (“Middleton”), the Department of Justice, on behalf of the FDA, informed Middleton that the FDA does not intend to bring an enforcement action against Middleton for the use of the term “mild” in the trademark “Black & Mild.” Consequently, Middleton dismissed its lawsuit without prejudice. If the FDA were to change its position at some later date, Middleton would have the opportunity to bring another lawsuit.
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
(1)“Smokeless tobacco,” as used in this section of this Form 10-Q, refers to smokeless tobacco products first regulated by the FDA in 2009, including MST. It excludes oral nicotine pouches, which were first regulated by the FDA in 2016.

Subject to certain limitations arising from legal challenges, the Final Tobacco Marketing Rule took effect in June 2010 for cigarettes and smokeless tobacco products and in August 2016 for all other tobacco products.
▪Rulemaking and Guidance: From time to time, the FDA issues proposed rules or guidance, which may be issued in draft or final form, generally involve public comment and may include scientific review. The FDA also may request comments on broad topics through an Advanced Notice of Proposed Rulemaking (“ANPRM”). Altria’s tobacco subsidiaries actively engage with the FDA to develop and implement the FSPTCA’s regulatory framework, including submission of comments to various FDA policies and proposals and participation in public hearings and engagement sessions.
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
Modifications to currently marketed products, including modifications that result from, for example, changes to the quantity of tobacco product(s) in a package, a manufacturer being unable to acquire ingredients or a supplier being unable to maintain the consistency required in ingredients, could trigger the FDA’s pre-market or SE review processes. Through these processes, a manufacturer could receive (i) a “not substantially equivalent” determination, (ii) a denial of a PMTA or (iii) a marketing order withdrawal by the FDA on one or more products, which would require the removal of the product or products from the market. Such action could have a material adverse impact on the business and consolidated results of operations of our tobacco subsidiaries and investees, and the cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.
Provisional Products: Most cigarette and smokeless tobacco products currently marketed by PM USA and USSTC are Provisional Products. Altria’s subsidiaries timely submitted SE reports for these Provisional Products. PM USA and USSTC have received SE determinations on certain Provisional Products. Those that were found by the FDA to be not substantially equivalent (certain smokeless tobacco products) had been discontinued for business reasons prior to the FDA’s determinations; therefore, those determinations did not impact business results. PM USA and USSTC have other Provisional Products that continue to be subject to the FDA’s pre-market review process. In the meantime, they can continue marketing these products unless the FDA determines that a specific Provisional Product is not substantially equivalent.
In addition, the FDA has communicated that it will not review a certain subset of Provisional Product SE reports and that the products that are the subject of those reports can continue to be legally marketed without further FDA review. PM USA and USSTC have Provisional Products included in this subset of products.
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
Non-Provisional Products: Cigarette and smokeless tobacco products introduced into the market or modified after March 22, 2011 are “Non-Provisional Products” and must receive a marketing order from the FDA prior to being offered for sale. Marketing orders for Non-Provisional Products may be obtained by filing an SE report, PMTA or using another pre-market pathway established by the FDA. Altria’s cigarette and smokeless tobacco subsidiaries may not be able to obtain a marketing order for non-provisional products because the FDA may determine that any such product does not meet the statutory requirements for approval.
Products Regulated in 2016: Manufacturers of products first regulated by the FDA in 2016, including cigars, oral nicotine pouches and e-vapor products, that were on the market as of August 8, 2016 and not subsequently modified must have filed an SE report or PMTA by the filing deadline of September 9, 2020 in order for their products to remain on the market. At the FDA’s discretion, these products can remain on the market during FDA review for up to one year from the date of the application with additional case-by-case discretion to remain on the market after that time, so long as the report or application was timely filed with the FDA. It is uncertain when and for how long FDA may permit such products to remain on the market pursuant to its case-by-case discretion. For products (new or modified) not on the market as of August 8, 2016, manufacturers must file an SE report or PMTA and receive FDA authorization prior to marketing the product.
Helix Innovations LLC (“Helix”) submitted PMTAs for on! oral nicotine pouches in May 2020, which are presently under review by the FDA. JUUL submitted PMTAs to the FDA for its e-vapor device and the related tobacco and menthol flavors in July 2020. Middleton has received market orders or exemptions that cover over 97% of its cigar product volume and filed SE reports for its remaining cigar product volume by the filing deadline.
In December 2013, Altria’s subsidiaries entered into a series of agreements with Philip Morris International Inc. (“PMI”), including an agreement that grants Altria an exclusive right to commercialize certain of PMI’s heated tobacco products in the United States, subject to FDA authorization of the applicable products. PMI submitted a PMTA and a modified risk tobacco product application with the FDA for its electronically heated tobacco products comprising the IQOS Tobacco Heating System. In April 2019, the FDA authorized the PMTA for the IQOS Tobacco Heating System and in July 2020, the FDA authorized the marketing of this system as a modified risk tobacco product (“MRTP”) with a reduced exposure claim. The IQOS electronic device heats but does not burn tobacco. In December 2020, the FDA authorized the PMTA for IQOS 3, an updated version of the IQOS electronic device. The MRTP authorization for the original IQOS electronic device currently does not apply to the IQOS 3 device. PMI has disclosed that it plans to seek an MRTP authorization for the IQOS 3 electronic device.
Post-Market Surveillance: Manufacturers that receive product authorizations through the PMTA process must submit to the FDA post-market records and reports, as detailed in market orders. This includes notification of all marketing activities. The FDA may amend requirements of a market order or withdraw the market order based on this information if, among other reasons, it determines that the continued marketing of the products is no longer appropriate for the protection of the public health.
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

▪FDA Regulatory Actions
▪Graphic Warnings: In March 2020, the FDA issued a final rule requiring 11 textual warnings accompanied by color graphics depicting certain negative health consequences of smoking on cigarette packaging and advertising. The final rule requires that the graphic health warnings (i) be located beneath the cellophane and comprise the top 50% of the front and rear panels of cigarette packages and (ii) occupy 20% of a cigarette advertisement and be located at the top of the advertisement. As a result of a court order related to the COVID-19 pandemic and an additional court ruling in March 2021 resulting from a lawsuit brought by R.J. Reynolds Tobacco Company (“R.J. Reynolds”) and others against the FDA, the final rule will be effective April 14, 2022. PM USA and other cigarette manufacturers have filed lawsuits challenging the final rule on substantive and procedural grounds.
In the preamble to the final rule, the FDA stated that it would not exempt HeatSticks, a heated tobacco product used with the IQOS electronic device, as part of the rulemaking, but would consider the HeatSticks marketing order, and other marketing orders, on a case-by-case basis. To date, the FDA has not taken any action to exempt HeatSticks from the graphic health warnings requirements.
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
▪Flavors in tobacco products: As discussed above under FDA’s Comprehensive Plan for Tobacco and Nicotine Regulation, the FDA indicated that it is considering proposing rulemaking for a product standard that would seek to ban menthol in combustible tobacco products, including cigarettes and cigars, and that it intends to propose a product standard that would ban characterizing flavors in all cigars, including Grandfathered Products and those that have received SE determinations from the FDA - an intention reiterated in the FDA’s January 2020 guidance. In March 2018, the FDA issued an ANPRM seeking comments on the role, if any, that flavors (including menthol) in tobacco products may play in attracting youth and in helping some smokers switch to potentially less harmful forms of nicotine delivery. In the context of litigation, the FDA has stated its intention to issue a response by April 29, 2021 to a 2013 citizen petition requesting that the FDA prohibit menthol as a characterizing flavor in cigarettes. If the FDA decides to ban menthol in cigarettes, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries.
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
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and April 26, 2021, the weighted-average state cigarette excise tax increased from $0.36 to $1.89 per pack. As of April 26, 2021, one state, Maryland, has enacted new legislation increasing cigarette excise taxes in 2021, but various increases are under consideration or have been proposed.
A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria’s subsidiaries support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of April 26, 2021, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST.
An increasing number of states and localities also are imposing excise taxes on e-vapor and oral nicotine pouches. As of April 26, 2021, 30 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 11 states and the District of Columbia have enacted legislation to tax oral nicotine pouches. Tax increases could have an adverse impact on the sales of these products.
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
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of April 26, 2021, 181 countries, as well as the European Community, have become parties to the FCTC. While the U.S. is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
State Settlement Agreements
As discussed in Note 10, during 1997 and 1998, PM USA and other major domestic cigarette manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. For a discussion of the impact of the State Settlement Agreements on Altria, see Debt and Liquidity - Payments Under State Settlement Agreements and FDA Regulation below and Note 10. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). The State Settlement Agreements also place restrictions on the use of brand name sponsorships and brand name non-tobacco products and prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: A number of states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (1) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (2) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes, (3) requires the disclosure of health information separate from or in addition to federally mandated health warnings and (4) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of April 26, 2021, 17 states and the District of Columbia have proposed legislation to ban flavors in one or more tobacco products, and five states, California, Massachusetts, New Jersey, Utah and New York, have passed such legislation. Some of these states, such as New York and Utah, exempt certain products that have received FDA market authorization through the PMTA pathway.
The legislation in California bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen. Following enactment of the flavor ban in August 2020, several registered California voters filed a referendum against the legislation. In January 2021 the requisite number of registered California voters signed a petition to place the question of whether the legislation should be affirmed or overturned on the next statewide general election ballot, which will likely take place in 2022, unless a special statewide election is called earlier. As a result, the implementation of the legislation is delayed until after a vote on the referendum occurs. Additionally, in October 2020, Altria’s tobacco operating companies, along with several other parties including R.J. Reynolds, filed a lawsuit challenging the flavor ban and seeking to enjoin its implementation.
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
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: After a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, in December 2019, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of April 26, 2021, 34 states and the District of Columbia have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on sales volume of our tobacco businesses, as discussed above under Underage Access and Use of Certain Tobacco Products, Altria supported raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, reflecting its longstanding commitment to combat underage tobacco use.
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
▪Other Legislation or Governmental Initiatives: In addition to the actions discussed above, other regulatory initiatives affecting the tobacco industry have been adopted or are being considered at the federal level and in a number of state and local jurisdictions. For example, amid the COVID-19 pandemic, state and local governments have required additional health and safety requirements of all businesses, including tobacco manufacturing and other facilities. State and local governments also have mandated the temporary closure of some businesses. It is possible that tobacco manufacturing and other facilities and the facilities of our suppliers, our suppliers’ suppliers and our trade partners could be subject to these government-mandated temporary closures. Additionally, in recent years, legislation has been introduced or enacted at the state or local level to subject tobacco products to various reporting requirements and performance standards; establish educational campaigns relating to tobacco consumption or tobacco control programs or provide additional funding for governmental tobacco control activities; restrict the sale of tobacco products in certain retail establishments and the sale of tobacco products in certain package sizes; require tax stamping of smokeless tobacco products; require the use of state tax stamps using data encryption technology; and further restrict the sale, marketing and advertising of cigarettes and other tobacco products. Such legislation may be subject to constitutional or other challenges on various grounds, which may or may not be successful.
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
▪Governmental Investigations: From time to time, Altria, its subsidiaries and investees are subject to governmental investigations on a range of matters.  For example: (i) the U.S. Federal Trade Commission (the “FTC”) issued a Civil Investigative Demand (“CID”) to Altria while conducting its antitrust review of Altria’s investment in JUUL seeking information regarding, among other things, Altria’s role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee; (ii) the U.S. Securities and Exchange Commission (“SEC”) commenced an investigation relating to Altria’s acquisition, disclosures and accounting controls in connection with the JUUL investment; and (iii) the New York State Office of the Attorney General issued a subpoena to Altria seeking documents relating to Altria’s investment in and provision of services to JUUL. Additionally, JUUL is currently under investigation by various federal and state agencies, including the SEC, the FDA and the FTC, and state attorneys general.  Such investigations vary in scope but at least some appear to include JUUL’s marketing practices; particularly as such practices relate to youth, and Altria may be asked in the context of those investigations to provide information concerning its investment in JUUL or relating to its marketing of Nu Mark LLC e-vapor products.
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
Price, Availability and Quality of Tobacco, Other Raw Materials and Component Parts
Shifts in crops (such as those driven by economic conditions and adverse weather patterns), government restrictions and mandated prices, production control programs, economic trade sanctions, import duties and tariffs, international trade disruptions, geopolitical instability, climate and environmental changes and disruptions due to man-made or natural disasters may increase the cost or reduce the supply or quality of tobacco or other raw materials or ingredients or component parts used to manufacture our companies’ products. Any significant change in the price, quality or availability of tobacco, other raw materials, ingredients or component parts used to manufacture our products could restrict our subsidiaries’ ability to continue manufacturing and marketing existing products or impact adult consumer product acceptability and adversely affect our subsidiaries’ profitability and businesses.
With respect to tobacco, as with other agricultural commodities, crop quality and availability can be influenced by variations in weather patterns, including those caused by climate change. Additionally, the price and availability of tobacco leaf can be influenced by economic conditions and imbalances in supply and demand. Economic conditions, including the economic effects of the COVID-19 pandemic, are unpredictable, which, among other economic factors, may result in changes in the patterns of demand for agricultural products and the cost of tobacco production which could impact tobacco leaf prices and tobacco supply. In addition, as consumer demand increases for non-combustible products and decreases for combustible products, the volume of tobacco leaf required for production may decrease. The reduced demand for tobacco leaf may result in the reduced supply and availability of domestic tobacco as growers divert resources to other crops.
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

Operating Results
Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for the smokeable products segment:

	Operating Results
	For the Three Months Ended March 31,
(in millions)	2021	2020	Change
Net revenues	$5,250	$5,606	(6.4)%
Excise taxes	(1,121)	(1,278)
Revenues net of excise taxes	$4,129	$4,328

Reported OCI	$2,372	$2,370	0.1%
NPM Adjustment Items	(32)	—
Tobacco and health litigation items	35	22
Adjusted OCI	$2,375	$2,392	(0.7)%

Reported OCI margins (1)	57.4%	54.8%	2.6 pp
Adjusted OCI margins (1)	57.5%	55.3%	2.2 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Net revenues, which include excise taxes billed to customers, decreased $356 million (6.4%), due primarily to lower shipment volume ($715 million), partially offset by higher pricing ($368 million), which includes higher promotional investments.
Reported OCI was essentially unchanged, as higher pricing ($364 million), which includes higher promotional investments, lower costs ($62 million) and NPM Adjustment Items ($32 million), were mostly offset by lower shipment volume ($428 million) and higher per unit settlement charges.
Adjusted OCI decreased $17 million (0.7%), due primarily to lower shipment volume and higher per unit settlement charges, partially offset by higher pricing, which includes higher promotional investments, and lower costs.
Shipment Volume and Retail Share Results
The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
(sticks in millions)	2021	2020	Change
Cigarettes:
Marlboro	19,415	21,842	(11.1)%
Other premium	981	1,137	(13.7)%
Discount	1,618	2,045	(20.9)%
Total cigarettes	22,014	25,024	(12.0)%
Cigars:
Black & Mild	479	430	11.4%
Other	1	2	(50.0)%
Total cigars	480	432	11.1%
Total smokeable products	22,494	25,456	(11.6)%
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

The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Three Months Ended March 31,
	2021	2020	Percentage Point Change
Cigarettes:
Marlboro	43.1%	42.7%	0.4
Other premium	2.3	2.3	—
Discount	3.6	4.0	(0.4)
Total cigarettes	49.0%	49.0%	—
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
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
The smokeable products segment’s reported domestic cigarettes shipment volume decreased 12.0%, driven primarily by trade inventory movements, the industry’s rate of decline, one fewer shipping day and other factors. When adjusted for trade inventory movements, one fewer shipping day and other factors, the smokeable products segment’s reported domestic cigarettes shipment volume decreased by an estimated 3.5%. When adjusted for trade inventory movements, one fewer shipping day and other factors, total estimated domestic cigarette industry volumes decreased by an estimated 2%.
Shipments of premium cigarettes accounted for 92.7% and 91.8% of the smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended March 31, 2021 and 2020, respectively.
Total cigarettes industry discount category retail share increased 0.1 share point to 25.3%.
Reported cigar shipment volume increased 11.1%.
Pricing Actions
PM USA and Middleton executed the following pricing and promotional allowance actions during 2021 and 2020:
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

Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for the oral tobacco products segment:

	Operating Results
	For the Three Months Ended March 31,
(in millions)	2021	2020	Change
Net revenues	$626	$601	4.2%
Excise taxes	(31)	(31)
Revenues net of excise taxes	$595	$570

Reported OCI	$392	$414	(5.3)%
Acquisition-related costs	37	2
Adjusted OCI	$429	$416	3.1%

Reported OCI margins (1)	65.9%	72.6%	(6.7) pp
Adjusted OCI margins (1)	72.1%	73.0%	(0.9) pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Net revenues, which include excise taxes billed to customers, increased $25 million (4.2%), due primarily to higher pricing ($26 million), which includes higher promotional investments in on!.
Reported OCI decreased $22 million (5.3%), due primarily to higher costs ($41 million, which includes higher acquisition-related costs), partially offset by higher pricing, which includes higher promotional investments.
Adjusted OCI increased $13 million (3.1%), due primarily to higher pricing, which includes higher promotional investments, partially offset by higher costs.
Shipment Volume and Retail Share Results
The following table summarizes oral tobacco products segment shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
(cans and packs in millions)	2021	2020	Change
Copenhagen	122.9	125.0	(1.7)%
Skoal	48.2	51.3	(6.0)%
Other (includes Red Seal and on!)	26.8	20.4	31.4%
Total oral tobacco products	197.9	196.7	0.6%
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

The following table summarizes oral tobacco products segment retail share performance (excluding international volume):

	Retail Share
	For the Three Months Ended March 31,
	2021	2020	Percentage Point Change
Copenhagen	30.2%	32.4%	(2.2)
Skoal	12.9	14.4	(1.5)
Other (includes Red Seal and on!)	5.0	3.6	1.4
Total oral tobacco products	48.1%	50.4%	(2.3)
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
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
The oral tobacco products segment’s reported domestic shipment volume increased 0.6%, driven primarily by the growth of on! oral nicotine pouches and trade inventory movements, partially offset by retail share losses (primarily due to the growth of oral nicotine pouches), calendar differences and other factors. When adjusted for trade inventory movements, calendar differences and other factors, the oral tobacco products segment’s reported domestic shipment volume increased by an estimated 0.5%.
Total oral tobacco products category industry volume increased by an estimated 5% over the six months ended March 31, 2021, driven by growth in oral nicotine pouches.
The oral tobacco products segment’s retail share was 48.1% for the three months ended March 31, 2021 and Copenhagen continued to be the leading oral tobacco brand with retail share of 30.2% for the three months ended March 31, 2021. Share losses in the oral tobacco products segment, including Copenhagen, were due to the growth of oral nicotine pouches.
In the first quarter of 2021, Helix expanded the distribution of on! by an additional 15,000 stores. on! was available in approximately 93,000 stores as of March 31, 2021. on!’s retail share of the total oral tobacco category was 1.7% in the first quarter of 2021, an increase of 0.6% from the fourth quarter of 2020. on!’s retail share of the oral tobacco category in stores with on! distribution was 3.1% for the twelve months ended March 31, 2021, an increase of 0.7% from the twelve months ended December 31, 2020. Helix continues to expect unconstrained on! manufacturing capacity for the U.S. market by mid-year 2021.
Pricing Actions
USSTC executed the following pricing actions during 2021 and 2020:
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
As a result of wine inventory levels significantly exceeding long-term forecasted demand, at March 31, 2020, Ste. Michelle recorded pre-tax charges of $392 million consisting of (i) the write-off of inventory ($292 million) and (ii) estimated losses on future non-cancelable grape purchase commitments ($100 million). For further discussion, see Note 8. Evolving adult consumer preferences, the current economic downturn, an extended disruption in on-premise sales or facility shutdowns, either voluntary or government-mandated, could result in a further slowdown in the wine category and otherwise have a material adverse effect on Ste. Michelle’s wine business, the consolidated results of operations, cash flows or financial position of Ste. Michelle.
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
Financial Results and Shipment Volume
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for the wine segment:

	Operating Results
	For the Three Months Ended March 31,
(in millions)	2021	2020	Change
Net revenues	$150	$146	2.7%
Excise taxes	(4)	(4)
Revenues net of excise taxes	$146	$142

Reported OCI (Loss)	$18	$(379)	100.0+ %
Implementation costs	1	392
Adjusted OCI	$19	$13	46.2%

Reported OCI margins (1)	12.3%	(100.0)%+	100.0+ pp
Adjusted OCI margins (1)	13.0%	9.2%	3.8 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Net revenues, which include excise taxes billed to customers, increased $4 million (2.7%), due primarily to higher pricing.
Reported OCI increased $397 million (100.0%+), due primarily to 2020 inventory-related charges discussed in Note 8 (included in implementation costs and charged to cost of sales).
Adjusted OCI increased $6 million (46.2%), due primarily to higher pricing and lower costs.
For the three months ended March 31, 2021, Ste. Michelle’s reported wine shipment volume of 1,745 thousand cases increased 1.7%.
Financial Review
Cash Provided by/Used in Operating Activities
During the first three months of 2021, net cash provided by operating activities was $3,040 million compared with $3,129 million during the first three months of 2020. This decrease was due primarily to lower net revenues, net of excise taxes.
Altria had a working capital deficit at March 31, 2021 and December 31, 2020. Altria’s management believes that Altria has the ability to fund working capital deficits with cash provided by operating activities and borrowings through its access to credit and capital markets, as discussed in the Debt and Liquidity section below.
Cash Provided by/Used in Investing Activities
During the first three months of 2021, net cash used in investing activities was $29 million compared with $52 million during the first three months of 2020. This decrease was due primarily to lower capital expenditures.
Cash Provided by/Used in Financing Activities
During the first three months of 2021, net cash used in financing activities was $2,172 million compared with net cash provided by financing activities of $427 million during the first three months of 2020. This change was due primarily to the following:
▪payment of $5.0 billion of Altria senior unsecured notes in connection with the 2021 debt tender offers and redemption and the premiums and fees in connection with the debt tender offers described below and in Note 9;
▪proceeds of $3.0 billion from short-term borrowings in 2020;
▪repurchases of common stock in 2021;
▪higher dividends paid in 2021;
partially offset by:
▪proceeds of $5.5 billion from the issuance of long-term senior unsecured debt used to repurchase and redeem senior unsecured notes in connection with the 2021 debt tender offers and redemption; and

▪repayment of $1.0 billion in full of Altria senior unsecured notes at scheduled maturity in January 2020.
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
At March 31, 2021, the credit ratings and outlook for Altria’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Stable
Standard & Poor’s Financial Services LLC (“S&P”)	A-2	BBB	Stable
Fitch Ratings Inc.	F2	BBB	Stable
Credit Lines - From time to time, Altria has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs.
At March 31, 2021, Altria’s Credit Agreement, which is used for general corporate purposes, had $3.0 billion available and Altria was in compliance with the covenants in the Credit Agreement. Altria expects to continue to meet the covenants in the Credit Agreement. For further discussion, including interest and covenants in the Credit Agreement, see Note 9.
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
COVID-19 Pandemic - Despite the uncertainty surrounding the COVID-19 pandemic, including its duration, severity and ultimate overall impact on the global and U.S. economies and the businesses of Altria’s operating companies, including some volatility in the commercial paper markets in March 2020, Altria has not experienced a material impact to its liquidity.
Debt - At March 31, 2021 and December 31, 2020, Altria’s total debt was $29.7 billion and $29.5 billion, respectively.
In February 2021, Altria issued long-term senior unsecured notes in the aggregate principal amount of $5.5 billion (the “Notes”). The net proceeds from the Notes were used (i) to fund the purchase and redemption of certain unsecured notes and payment of related fees and expenses, as described below, and (ii) for other general corporate purposes.
During the first quarter of 2021, Altria (i) completed debt tender offers to purchase for cash certain of its long-term senior unsecured notes in the aggregate principal amount of $4,042 million and (ii) redeemed all of its outstanding 3.490% Notes due 2022 in an aggregate principal amount of $1.0 billion. As a result, for the three months ended March 31, 2021, Altria recorded pre-tax losses on early extinguishment of debt of $649 million, which included premiums and fees of $623 million and the write-off of related unamortized debt discounts and debt issuance costs of $26 million.
As a result of these debt transactions, Altria reduced its near-term maturity towers and extended the weighted-average maturity of its debt. In addition, the weighted-average coupon interest rate on total long-term debt decreased to 4.0% at March 31, 2021 from 4.1% at December 31, 2020.
For further details on long-term debt, including the terms of the Notes, the debt tender offers and the redemption, see Note 9.
Guarantees and Other Similar Matters - As discussed in Note 10, Altria and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at March 31, 2021. From time to time, subsidiaries of Altria also issue lines of credit to affiliated entities. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 9, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under the commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity. For further discussion regarding Altria’s liquidity, see the Debt and Liquidity section above.
Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 10, PM USA has entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA.

Altria’s subsidiaries recorded $1.0 billion and $1.1 billion of charges to cost of sales for the three months ended March 31, 2021 and 2020, respectively, in connection with the State Settlement Agreements and FDA user fees. For further discussion of the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 10.
Based on current agreements, 2020 market share and estimated annual industry volume decline rates, the estimated amounts that Altria’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees are $4.5 billion on average for the next three years. These amounts exclude the potential impact of any NPM Adjustment Items.
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
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of March 31, 2021, PM USA had posted appeal bonds totaling $53 million, which have been collateralized with restricted cash that is included in assets on the condensed consolidated balance sheet.
Although litigation is subject to uncertainty and an adverse outcome or settlement of litigation could have a material adverse effect on the financial position, cash flows or results of operations of PM USA, UST LLC or Altria in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 10, management expects cash flow from operations, together with Altria’s access to capital markets, to provide sufficient liquidity to meet ongoing business needs.
Equity and Dividends
Dividends paid during the first three months of 2021 and 2020 were $1,601 million and $1,563 million, respectively, an increase of 2.4%, reflecting a higher dividend rate. The current annualized dividend rate is $3.44 per share. Altria maintains its long-term objective of a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. Future dividend payments remain subject to the discretion of Altria’s Board of Directors (the “Board of Directors” or “Board”).
For a discussion of Altria’s share repurchase programs, see Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Item 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.
New Accounting Guidance Not Yet Adopted
See Note 11. New Accounting Guidance Not Yet Adopted to the condensed consolidated financial statements in Item 1 for a discussion of issued accounting guidance applicable to, but not yet adopted by, Altria.
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
▪the payment in full of the Obligations pertaining to such Guarantees; and
▪the rating of the Parent’s long-term senior unsecured debt by S&P of A or higher.
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

Summarized Balance Sheets
(in millions of dollars)

	Parent		Guarantor
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Assets
Due from Non-Guarantor Subsidiaries	$125	$112	$199	$199
Other current assets	6,023	4,896	745	734
Total current assets	$6,148	$5,008	$944	$933

Due from Non-Guarantor Subsidiaries	$4,790	$4,790	$—	$—
Other assets	17,582	16,883	1,955	1,983
Total non-current assets	$22,372	$21,673	$1,955	$1,983

Liabilities
Due to Non-Guarantor Subsidiaries	$1,047	$1,169	$729	$656
Other current liabilities	3,431	3,688	5,972	4,539
Total current liabilities	$4,478	$4,857	$6,701	$5,195

Total non-current liabilities	$31,394	$30,958	$1,261	$1,268

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Three Months Ended March 31, 2021
	Parent (1)	Guarantor
Net revenues	$—	$4,986
Gross profit	—	2,543
Net earnings (losses)	(452)	1,643
(1) For the three months ended March 31, 2021, net earnings includes $58 million of intercompany interest income from non-guarantor subsidiaries.

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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could differ materially from those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in Altria’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in, or implied by, any forward-looking statements made by Altria; any such statement is qualified by reference to the following cautionary statements. We elaborate on these important factors and the risks we face throughout this Form 10-Q, particularly in the “Business Environment” section preceding our discussion of the operating results of our segments, and in our publicly filed reports, including our 2020 Form 10-K. These factors include the following:
▪unfavorable litigation outcomes, including risks associated with adverse jury and judicial determinations, courts and arbitrators reaching conclusions at variance with our, our subsidiaries’ or our investees’ understanding of applicable law, bonding requirements in the jurisdictions that do not limit the dollar amount of appeal bonds, and certain challenges to bond cap statutes;
▪government (including the FDA) and private sector actions that impact adult tobacco consumer acceptability of, or access to, tobacco products;
▪tobacco product taxation, including lower tobacco product consumption levels and potential shifts in adult consumer purchases as a result of federal, state and local excise tax increases;
▪unfavorable outcomes of any government investigations of Altria, our subsidiaries or investees;
▪a successful challenge to our tax positions or an increase to the corporate income tax rate;
▪the risks related to our and our investees’ international business operations, including failure to prevent violations of various U.S. and foreign laws and regulations such as foreign privacy laws and laws prohibiting bribery and corruption;
▪the risks associated with health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, such as their impact on our financial performance and financial condition and on our subsidiaries’ and investees’ ability to continue manufacturing and distributing products, and the impact of health epidemics and pandemics on general economic conditions (including any resulting recession or other economic crisis) and, in turn, adult consumer purchasing behavior, which may be further impacted by any changes in government stimulus or unemployment payments;
▪the failure of our tobacco and wine subsidiaries and our investees to compete effectively in their respective markets;
▪the growth of the e-vapor category and other innovative tobacco products, including oral nicotine pouches, contributing to reductions in cigarette and MST consumption levels and sales volume;
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
▪changes, including in economic conditions (due to the COVID-19 pandemic or otherwise), that result in adult consumers choosing lower-priced brands, including discount brands;
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
▪the risks related to the reliance by our tobacco and wine subsidiaries on a few significant facilities and a small number of key suppliers, distributors and distribution chain service providers, and the risk of an extended disruption at a facility of, or of service by, a supplier, distributor or distribution chain service provider of our tobacco or wine subsidiaries or investees, including as a result of the COVID-19 pandemic;
▪required or voluntary product recalls as a result of various circumstances such as product contamination or FDA or other regulatory action;
▪the failure of our information systems or service providers’ information systems to function as intended, or cyber attacks or security breaches;
▪our inability to attract and retain the best talent due to the impact of decreasing social acceptance of tobacco usage, tobacco control actions and other factors;
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
▪our inability to attract and retain investors due to the impact of decreasing social acceptance of tobacco usage or unfavorable environmental, social and governance ratings;
▪the risk that any challenge to our investment in JUUL, if successful, could result in a broad range of resolutions, including divestiture of the investment or rescission of the transaction;
▪the risks generally related to our investments in JUUL and Cronos, including our inability to realize the expected benefits of our investments in the expected time frames, or at all, due to the risks encountered by our investees in their businesses, such as operational, competitive, compliance, legislative and regulatory risks at the international, federal, state and local levels, including actions by the FDA, and adverse publicity; potential disruptions to our investees’ management or current or future plans and operations; domestic or international litigation developments, government investigations, tax disputes or otherwise; and impairment of our investment in Cronos and changes in the fair value of our investment in JUUL;
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
▪the risk of challenges to the tax treatment of the consideration we received in the ABI/SABMiller business combination and the tax treatment of our equity investment; and
▪the risks, including criminal, civil or tax liability for Altria, related to Altria’s or Cronos’s failure to comply with applicable laws, including cannabis laws.
You should understand that it is not possible to predict or identify all factors and risks. Consequently, you should not consider the foregoing list to be complete. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The fair value of Altria’s long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting from changes in market interest rates. The following table provides the fair value of Altria’s long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates at March 31, 2021 and December 31, 2020:

(in billions)	March 31, 2021	December 31, 2020
Fair value	$32.4	$34.7
Decrease in fair value from a 1% increase in market interest rates	2.9	2.7
Increase in fair value from a 1% decrease in market interest rates	3.3	3.1
Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”), or any mutually agreed upon benchmark rate, plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s and S&P. The applicable percentage based on Altria’s long-term senior unsecured debt ratings at March 31, 2021 borrowings under the Credit Agreement was 1.0%. At March 31, 2021 and December 31, 2020, Altria had no borrowings under the Credit Agreement.
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
The following table provides (i) fair values of the Fixed-price Preemptive Rights and Cronos warrants and (ii) the change in fair value based on a 10% increase or decrease in the quoted market price of Cronos shares at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
(in millions)	Fixed-price Preemptive Rights		Cronos Warrant
Fair values	$38	$24	$235	$139
Change in fair value based on a 10% increase/decrease in the quoted market price of Cronos shares	10	6	45	28

Item 4. Controls and Procedures
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
Item 1. Legal Proceedings
See Note 10 for a discussion of legal proceedings pending against Altria and its subsidiaries. See also Exhibits 99.1 and 99.2 to this Form 10-Q.

Item 1A. Risk Factors
Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of the 2020 Form 10-K. There have been no material changes to the risk factors previously disclosed in the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2021, the Board of Directors authorized a new $2.0 billion share repurchase program (the “January 2021 share repurchase program”). Altria expects to complete the January 2021 share repurchase program by June 30, 2022. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board.
Altria’s share repurchase activity for each of the three months in the period ended March 31, 2021, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

January 1-31, 2021	—	$—	—	$2,000,000,000
February 1-28, 2021	1,862,657	$43.99	1,722,464	$1,924,167,584
March 1-31, 2021	5,189,991	$48.01	5,189,991	$1,675,000,043
	7,052,648	$46.95	6,912,455
(1) The total number of shares purchased includes (a) shares purchased under the January 2021 share repurchase program (which totaled 1,722,464 shares in February and 5,189,991 shares in March) and (b) shares withheld by Altria in an amount equal to the statutory withholding taxes for vested stock-based awards previously granted to eligible employees (which totaled 140,193 shares in February).

Item 6. Exhibits

10.1    2015 Stock Compensation Plan for Non-Employee Directors, as amended and restated effective March 31, 2021.

10.2    Form of Restricted Stock Unit Agreement (2021).

10.3    Form of Performance Stock Unit Agreement (2021).

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
April 29, 2021