Form 10-K/A
period 2020-12-31
ALTRIA GROUP, INC.
filed 2021-05-26
CIK 764180

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
(Registrant’s telephone number, including area code) 804-274-2200
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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) of Altria Group, Inc. (“Altria”) amends Altria’s Annual Report on Form 10-K for the year ended December 31, 2020, which Altria filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021 (the “Original Form 10-K”). Altria is filing this Amendment to amend Item 15 to include the consolidated financial statements of its foreign equity investee, Anheuser-Busch InBev SA/NV (“ABI”) as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 (the “ABI Financial Statements”) in accordance with Rule 3-09 of SEC Regulation S-X. The ABI Financial Statements, which were prepared by ABI, were audited in accordance with the standards of the Public Company Accounting Oversight Board (United States).
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
Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The ABI Financial Statements found on pages F-1 to F-87 in Exhibit 99.4 are incorporated by reference in response to the requirements of this Item 15(a).
(b) The following exhibits are filed as part of this Amendment:

23.1	Consent of PwC Bedrijfsrevisoren BV / Réviseurs d’Entreprises SRL, independent registered public accounting firm.

23.2	Consent of Deloitte Bedrijfsrevisoren/Réviseurs d’Entreprises BV/SRL, independent registered public accounting firm.

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4
Anheuser-Busch InBev SA/NV consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018; and Independent Registered Public Accounting Firms’ Reports as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018. Incorporated by reference to Anheuser-Busch InBev SA/NV’s Annual Report on Form 20-F for the year ended December 31, 2020.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRIA GROUP, INC.

By:	/s/ SALVATORE MANCUSO
(Salvatore Mancuso
Executive Vice President and Chief Financial Officer)
Date: May 26, 2021

4