Form 10-Q
period 2021-06-30
ALTRIA GROUP, INC.
filed 2021-07-29
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At July 20, 2021, there were 1,844,077,897 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)
______________________________

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,877	$4,945
Receivables	132	137
Inventories:
Leaf tobacco	642	844
Other raw materials	177	200
Work in process	450	502
Finished product	525	420
	1,794	1,966
Other current assets	381	69
Total current assets	4,184	7,117
Property, plant and equipment, at cost	5,103	5,150
Less accumulated depreciation	3,170	3,138
	1,933	2,012
Goodwill	5,177	5,177
Other intangible assets, net	12,580	12,615
Investments in equity securities ($1,775 million and $1,868 million at June 30, 2021 and December 31, 2020, respectively, measured at fair value)	19,831	19,529
Other assets	683	964
Total Assets	$44,388	$47,414

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)
________________________________________________

	June 30, 2021	December 31, 2020
Liabilities
Current portion of long-term debt	$—	$1,500
Accounts payable	260	380
Accrued liabilities:
Marketing	684	523
Settlement charges	1,980	3,564
Other	1,266	1,494
Dividends payable	1,593	1,602
Total current liabilities	5,783	9,063
Long-term debt	28,241	27,971
Deferred income taxes	4,779	4,532
Accrued pension costs	413	551
Accrued postretirement health care costs	1,515	1,951
Other liabilities	357	381
Total liabilities	41,088	44,449
Contingencies (Note 11)
Redeemable noncontrolling interest	41	40
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,840	5,910
Earnings reinvested in the business	35,065	34,679
Accumulated other comprehensive losses	(3,602)	(4,341)
Cost of repurchased stock (960,673,950 shares at June 30, 2021 and 947,542,152 shares at December 31, 2020)	(34,981)	(34,344)
Total stockholders’ equity attributable to Altria	3,257	2,839
Noncontrolling interests	2	86
Total stockholders’ equity	3,259	2,925
Total Liabilities and Stockholders’ Equity	$44,388	$47,414
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)
_____________________________________

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020
Net revenues	$12,972	$12,726	$6,936	$6,367
Cost of sales	3,490	3,948	1,882	1,775
Excise taxes on products	2,478	2,618	1,322	1,305
Gross profit	7,004	6,160	3,732	3,287
Marketing, administration and research costs	1,128	1,028	546	491
Operating income	5,876	5,132	3,186	2,796
Interest and other debt expense, net	603	583	295	308
Loss on early extinguishment of debt	649	—	—	—
Net periodic benefit income, excluding service cost	(89)	(55)	(46)	(28)
(Income) losses from equity investments	(126)	(166)	(75)	(9)
(Gain) loss on Cronos-related financial instruments	(7)	97	103	(40)
Earnings before income taxes	4,846	4,673	2,909	2,565
Provision for income taxes	1,275	1,185	759	627
Net earnings	3,571	3,488	2,150	1,938
Net (earnings) losses attributable to noncontrolling interests	2	7	(1)	5
Net earnings attributable to Altria	$3,573	$3,495	$2,149	$1,943
Per share data:
Basic and diluted earnings per share attributable to Altria	$1.93	$1.88	$1.16	$1.04
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)
_____________________

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020
Net earnings	$3,571	$3,488	$2,150	$1,938
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	377	42	349	21
ABI	334	(913)	(183)	(1,211)
Currency translation adjustments and other	28	(39)	6	(51)
Other comprehensive earnings (losses), net of deferred income taxes	739	(910)	172	(1,241)

Comprehensive earnings (losses)	4,310	2,578	2,322	697
Comprehensive (earnings) losses attributable to noncontrolling interests	2	7	(1)	5
Comprehensive earnings (losses) attributable to Altria	$4,312	$2,585	$2,321	$702
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Six Months Ended June 30, 2021 and 2020
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2020	$935	$5,910	$34,679	$(4,341)	$(34,344)	$86	$2,925
Net earnings (losses) (1)	—	—	3,573	—	—	(4)	3,569
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	739	—	—	739
Stock award activity	—	7	—	—	13	—	20
Cash dividends declared ($1.72 per share)	—	—	(3,187)	—	—	—	(3,187)
Repurchases of common stock	—	—	—	—	(650)	—	(650)
Other (2)	—	(77)	—	—	—	(80)	(157)
Balances, June 30, 2021	$935	$5,840	$35,065	$(3,602)	$(34,981)	$2	$3,259

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2019	$935	$5,970	$36,539	$(2,864)	$(34,358)	$97	$6,319
Net earnings (losses) (1)	—	—	3,495	—	—	(8)	3,487
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(910)	—	—	(910)
Stock award activity	—	(6)	—	—	13	—	7
Cash dividends declared ($1.68 per share)	—	—	(3,126)	—	—	—	(3,126)
Other	—	—	—	—	—	9	9
Balances, June 30, 2020	$935	$5,964	$36,908	$(3,774)	$(34,345)	$98	$5,786

(1)Amounts attributable to noncontrolling interests for the six months ended June 30, 2021 and 2020 exclude net earnings of $2 million and $1 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the condensed consolidated balance sheets.
(2) Represents the purchase of the remaining noncontrolling interests in Helix. For additional information, see Note 1. Background and Basis of Presentation.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Three Months Ended June 30, 2021 and 2020
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity
Balances, March 31, 2021	$935	$5,905	$34,507	$(3,774)	$(34,660)	$82	$2,995
Net earnings (losses) (1)	—	—	2,149	—	—	—	2,149
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	172	—	—	172
Stock award activity	—	12	—	—	4	—	16
Cash dividends declared $0.86 per share)	—	—	(1,591)	—	—	—	(1,591)
Repurchases of common stock	—	—	—	—	(325)	—	(325)
Other (2)	—	(77)	—	—	—	(80)	(157)
Balances, June 30, 2021	$935	$5,840	$35,065	$(3,602)	$(34,981)	$2	$3,259

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity
Balances, March 31, 2020	$935	$5,959	$36,528	$(2,533)	$(34,346)	$94	$6,637
Net earnings (losses)	—	—	1,943	—	—	(5)	1,938
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(1,241)	—	—	(1,241)
Stock award activity	—	5	—	—	1	—	6
Cash dividends declared ($0.84 per share)	—	—	(1,563)	—	—	—	(1,563)
Other	—	—	—	—	—	9	9
Balances, June 30, 2020	$935	$5,964	$36,908	$(3,774)	$(34,345)	$98	$5,786

(1) Amounts attributable to noncontrolling interests for the three months ended June 30, 2021 exclude net earnings of $1 million due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the condensed consolidated balance sheets.
(2) Represents the purchase of the remaining noncontrolling interests in Helix. For additional information, see Note 1. Background and Basis of Presentation.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)
_____________________

For the Six Months Ended June 30,	2021	2020
Cash Provided by (Used in) Operating Activities
Net earnings	$3,571	$3,488
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	128	130
Deferred income tax provision (benefit)	64	(4)
(Income) losses from equity investments	(126)	(166)
Dividends from ABI	119	108
(Gain) loss on Cronos-related financial instruments	(7)	97
Loss on early extinguishment of debt	649	—
Cash effects of changes:
Receivables	5	12
Inventories	172	87
Accounts payable	(113)	(47)
Income taxes	(171)	1,049
Accrued liabilities and other current assets	3	1,028
Accrued settlement charges	(1,584)	(1,275)
Pension plan contributions	(6)	(11)
Pension provisions and postretirement, net	(73)	(38)
Other, net (1)	48	488
Net cash provided by (used in) operating activities	2,679	4,946
Cash Provided by (Used in) Investing Activities
Capital expenditures	(53)	(106)
Other, net	44	43
Net cash provided by (used in) investing activities	$(9)	$(63)
(1) 2020 primarily reflects inventory-related amounts associated with the Wine Business Strategic Reset. For further discussion, see Note 8. Segment Reporting.
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)
_____________________

For the Six Months Ended June 30,	2021	2020
Cash Provided by (Used in) Financing Activities
Proceeds from short-term borrowings	$—	$3,000
Repayment of short-term borrowings	—	(3,000)
Long-term debt issued	5,472	1,993
Long-term debt repaid	(6,542)	(1,000)
Repurchases of common stock	(650)	—
Dividends paid on common stock	(3,196)	(3,126)
Premiums and fees related to early extinguishment of debt	(623)	—
Other, net	(210)	(16)
Net cash provided by (used in) financing activities	(5,749)	(2,149)
Cash, cash equivalents and restricted cash:
Increase (decrease)	(3,079)	2,734
Balance at beginning of period	5,006	2,160
Balance at end of period	$1,927	$4,894

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on Altria’s condensed consolidated balance sheets:
	At June 30, 2021	At December 31, 2020
Cash and cash equivalents	$1,877	$4,945
Restricted cash included in other current assets (1)	5	1
Restricted cash included in other assets (1)	45	60
Cash, cash equivalents and restricted cash	$1,927	$5,006
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
▪Background: At June 30, 2021, Altria’s wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which through its wholly owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of moist smokeless tobacco products (“MST”), snus products and wine; Helix Innovations LLC (“Helix”), which operates in the United States and Canada, and Helix Innovations GmbH and its subsidiaries (“Helix ROW”), which operate internationally in the rest-of-world, are engaged in the manufacture and sale of on! oral nicotine pouches; and Philip Morris Capital Corporation (“PMCC”), which maintains a portfolio of finance assets, substantially all of which are leveraged leases.
Altria owns 100% of the global on! business as a result of transactions in December 2020 and April 2021 to purchase the remaining 20% interest in (i) Helix ROW and (ii) Helix, respectively. The total purchase price of the December 2020 and April 2021 transactions was approximately $250 million.
Other Altria wholly owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria and its subsidiaries. Altria’s access to the operating cash flows of its wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At June 30, 2021, Altria’s significant wholly owned subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At June 30, 2021, Altria’s investments in equity securities consisted of Anheuser-Busch InBev SA/NV (“ABI”), Cronos Group Inc. (“Cronos”) and JUUL Labs, Inc. (“JUUL”). Altria accounts for its investments in ABI and Cronos under the equity method of accounting using a one-quarter lag. Altria accounts for its equity investment in JUUL under the fair value option.
For further discussion of Altria’s investments in equity securities, see Note 3. Investments in Equity Securities.
On July 8, 2021, UST entered into a Share Purchase Agreement pursuant to which UST agreed to sell its subsidiary, International Wine & Spirits Ltd. (“IWS”), which includes Ste. Michelle. For further discussion, see Note 13. Subsequent Event.
▪Share Repurchases: In July 2019, Altria’s Board of Directors (the “Board of Directors” or “Board”) authorized a $1.0 billion share repurchase program. In April 2020, the Board rescinded the $500 million remaining in this program as part of Altria’s efforts to enhance its liquidity position in response to the COVID-19 pandemic. Altria did not repurchase any shares in 2020.
In January 2021, the Board authorized a new $2.0 billion share repurchase program. At June 30, 2021, Altria had $1,350 million remaining in this program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board.
Altria’s share repurchase activity for the six and three months ended June 30, 2021 was as follows:

(in millions, except per share data)	For the Six Months Ended June 30, 2021	For the Three Months Ended June 30, 2021
Total number of shares repurchased	13.5	6.6
Aggregate cost of shares repurchased	$650	$325
Average price per share of shares repurchased	$48.09	$49.21
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
Altria’s businesses that receive payments in advance of product shipment record such payments as deferred revenue. These payments are included in other accrued liabilities on Altria’s condensed consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue was $339 million and $301 million at June 30, 2021 and December 31, 2020, respectively. When cash is received in advance of product shipment, Altria’s businesses satisfy their performance obligations within three days of receiving payment. At June 30, 2021 and December 31, 2020, there were no differences between amounts recorded as deferred revenue and amounts subsequently recognized as revenue.
Receivables were $132 million and $137 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, there were no expected differences between amounts recorded and subsequently received, and Altria’s businesses did not record an allowance for doubtful accounts against these receivables.
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

Note 3. Investments in Equity Securities
The carrying amount of Altria’s investments consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
ABI	$17,185	$16,651
JUUL	1,605	1,705
Cronos (1)	1,041	1,173
Total	$19,831	$19,529
(1) June 30, 2021 included Altria’s equity method investment in Cronos ($871 million), the Cronos warrant ($150 million) and the Fixed-price Preemptive Rights ($20 million), (collectively, “Investment in Cronos”). The Investment in Cronos at December 31, 2020 included Altria’s equity method investment in Cronos ($1,010 million), the Cronos warrant ($139 million) and the Fixed-price Preemptive Rights ($24 million). See below for further discussion.
Income (losses) from equity investments accounted for under the equity method of accounting and fair value option consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2021	2020	2021	2020
ABI	$392	$112	$74	$(22)
Cronos	(166)	54	(99)	31
Income (losses) from investments under equity method of accounting	226	166	$(25)	$9
JUUL	(100)	—	100	—
Income (losses) from equity investments	$126	$166	$75	$9
Investment in ABI
At June 30, 2021, Altria had a 10.0% ownership interest in ABI, consisting of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. The Restricted Shares:
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
The fair value of Altria’s equity investment in ABI at June 30, 2021 and December 31, 2020 was $14.2 billion (carrying value of $17.2 billion) and $13.8 billion (carrying value of $16.7 billion), respectively, which was less than its carrying value by approximately 17% at the end of both periods. In October 2019, the fair value of Altria’s equity investment in ABI declined below its carrying value and has not recovered. Altria has evaluated the factors related to the fair value decline, including the impact on the fair value of ABI’s shares during the COVID-19 pandemic, which has negatively impacted ABI’s business. Altria has evaluated the duration and magnitude of the fair value decline at June 30, 2021, ABI’s financial condition and near-term prospects, and Altria’s intent and ability to hold its investment in ABI until recovery. Altria concluded, both at June 30, 2021 and December 31, 2020, that the decline in fair value of its investment in ABI below its carrying value was temporary and, therefore, no impairment was recorded.
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
On April 1, 2020, the U.S. Federal Trade Commission (“FTC”) issued an administrative complaint challenging Altria’s investment in JUUL. For further discussion, see Note 11. Contingencies - Antitrust Litigation.
In November 2020, Altria exercised its rights to convert its non-voting JUUL shares into voting shares. Altria does not currently intend to exercise its additional governance rights obtained upon Share Conversion, including the right to elect directors to JUUL’s board or to vote its JUUL shares other than as a passive investor, pending the outcome of the FTC administrative complaint. At June 30, 2021, Altria had a 35% ownership interest in JUUL, consisting of 42 million voting shares.
Prior to Share Conversion, Altria accounted for its investment in JUUL as an investment in an equity security. Since the JUUL shares do not have a readily determinable fair value, Altria elected to measure its investment in JUUL at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There were no upward or downward adjustments to the carrying value of Altria’s investment in JUUL resulting from observable price changes in orderly transactions since the JUUL Transaction through the date of Share Conversion. In addition, prior to Share Conversion, Altria reviewed its investment in JUUL for impairment by performing a qualitative assessment of impairment indicators on a quarterly basis in connection with the preparation of its financial statements. If this qualitative assessment indicated that Altria’s investment in JUUL may be impaired, a quantitative assessment was performed. If the quantitative assessment indicated the estimated fair value of the investment was less than its carrying value, the investment was written down to its fair value. During the six months ended June 30, 2020, Altria did not record an impairment charge on its investment in JUUL.
Following Share Conversion in the fourth quarter of 2020, Altria elected to account for its equity method investment in JUUL under the fair value option. Under this option, Altria’s condensed consolidated statements of earnings include any cash dividends received from its investment in JUUL and any changes in the estimated fair value of its investment, which is calculated quarterly. Altria believes the fair value option provides quarterly transparency to investors as to the fair market value of Altria’s investment in JUUL, given the changes and volatility in the e-vapor category since Altria’s initial investment, as well as the lack of publicly available information regarding JUUL’s business or a market-derived valuation.
For the six and three months ended June 30, 2021, Altria recorded a non-cash, pre-tax unrealized loss of $100 million and a non-cash, pre-tax unrealized gain of $100 million, respectively, as a result of changes in the estimated fair value of its investment in JUUL. There were no material changes to the significant assumptions used in the valuations, as described below, during the six and three months ended June 30, 2021.
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
In determining the estimated fair value of its investment in JUUL, as of June 30, 2021 and December 31, 2020, Altria made various judgments, estimates and assumptions, the most significant of which were sales volume, operating margins, discount rates and perpetual growth rates. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy. Additionally, in determining these significant assumptions, Altria made judgments regarding the (i) likelihood and extent of various potential regulatory actions and the continued adverse public perception impacting the e-vapor category and specifically JUUL, (ii) risk created by the number and types of legal cases pending against JUUL and (iii) expectations for the future state of the e-vapor category, including competitive dynamics.

The following table provides a reconciliation of the beginning and ending balance of the JUUL investment, which is classified in Level 3 of the fair value hierarchy:

Investment
(in millions)	Balance
Balance at December 31, 2020	$1,705
Unrealized gains (losses) included in income (losses) from equity investments	(100)
Balance at June 30, 2021	$1,605
Investment in Cronos
At June 30, 2021, Altria had a 42.1% ownership interest in Cronos, consisting of 156.6 million shares, which Altria accounts for under the equity method of accounting. Altria’s ownership percentage decreased from 43.5% at December 31, 2020 due to the issuance of additional shares by Cronos. Altria reports its share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for Altria to record them in the concurrent period.
As part of its Investment in Cronos, at June 30, 2021, Altria owned:
▪anti-dilution protections to purchase Cronos common shares, exercisable each quarter upon dilution, to maintain its ownership percentage. Certain of the anti-dilution protections provide Altria the ability to purchase additional Cronos common shares at a per share exercise price of Canadian dollar (“CAD”) $16.25 upon the occurrence of specified events (“Fixed-price Preemptive Rights”). Based on Altria’s assumptions as of June 30, 2021, Altria estimates the Fixed-price Preemptive Rights allows Altria to purchase up to an additional approximately 14 million common shares of Cronos; and
▪a warrant providing Altria the ability to purchase an additional approximate 10% of common shares of Cronos (approximately 83 million common shares at June 30, 2021) at a per share exercise price of CAD $19.00, which expires on March 8, 2023.
If exercised in full, the exercise prices for the warrant and Fixed-price Preemptive Rights are approximately CAD $1.6 billion and CAD $0.2 billion, respectively, (approximately USD $1.3 billion and $0.2 billion, respectively, based on the CAD to USD exchange rate on July 26, 2021). At June 30, 2021, upon full exercise of the Fixed-price Preemptive Rights, to the extent such rights become available, and the warrant, Altria would own approximately 53% of the outstanding common shares of Cronos.
For a discussion of derivatives related to the Investment in Cronos, including Altria’s accounting for changes in the fair value of these derivatives, see Note 4. Financial Instruments.
The fair value of Altria’s equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. The fair value of Altria’s equity method investment in Cronos at June 30, 2021 and December 31, 2020 was $1.3 billion (carrying value of $0.9 billion) and $1.1 billion (carrying value of $1.0 billion), respectively, which exceeded its carrying value by approximately 55% and 8% at June 30, 2021 and December 31, 2020, respectively.

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
In May 2021, all outstanding foreign currency contracts matured. When Altria has foreign currency contracts in effect, counterparties are domestic and international financial institutions. Under these contracts, Altria is exposed to potential losses due to non-performance by these counterparties. Altria manages its credit risk by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure Altria has with each counterparty and monitoring the financial condition of each counterparty. The counterparty agreements contain provisions that require Altria to maintain an investment grade credit rating. In the event Altria’s credit rating falls below investment grade, counterparties to Altria’s foreign currency contracts can require Altria to post collateral. No collateral was received or posted related to derivative assets and liabilities at December 31, 2020.

The following table provides (i) the aggregate notional amounts of foreign currency contracts and (ii) the aggregate carrying value and fair value of foreign currency denominated debt:

(in millions)	June 30, 2021	December 31, 2020
Foreign currency contracts (notional amounts)	$—	$1,066
Foreign currency denominated debt
Carrying value	5,021	5,171
Fair value	5,431	5,687
Altria’s estimates of the fair values of its foreign currency contracts are determined using valuation models with significant inputs that are readily available in public markets, or can be derived from observable market transactions, and therefore are classified in Level 2 of the fair value hierarchy. An adjustment for credit risk and non-performance risk is included in the fair values of foreign currency contracts.
The following table provides the aggregate carrying value and fair value of Altria’s total long-term debt:

(in millions)	June 30, 2021	December 31, 2020
Carrying value	$28,241	$29,471
Fair value	31,360	34,682
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

	Fixed-price Preemptive Rights		Cronos Warrant
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Share price (1)	C$10.68	C$8.84	C$10.68	C$8.84
Expected life (2)	1.24 years	1.05 years	1.68 years	2.18 years
Expected volatility (3)	75.22%	80.68%	75.22%	80.68%
Risk-free interest rate (4)(5)	0.29%	0.13%	0.38%	0.21%
Expected dividend yield (6)	—%	—%	—%	—%
(1) Based on the closing market price for Cronos common stock on the Toronto Stock Exchange on the date indicated.
(2) Based on the weighted-average expected life of the Fixed-price Preemptive Rights (with a range from approximately 0.25 year to 4.25 years at June 30, 2021 and 0.25 year to 5 years at December 31, 2020) and the March 8, 2023 expiration date of the Cronos warrant.
(3) Based on a blend of historical volatility of the underlying equity security and implied volatility from traded options on the underlying equity security at June 30, 2021. Based on a blend of historical volatility levels of the underlying equity security and peer companies at December 31, 2020.
(4) Based on the implied yield currently available on Canadian Treasury zero coupon issues (with a range from approximately 0.15% to 0.85% at June 30, 2021 and 0.06% to 0.39% at December 31, 2020) weighted for the remaining expected life of the Fixed-price Preemptive Rights.
(5) Based on the implied yield currently available on Canadian Treasury zero coupon issues and the expected life of the Cronos warrant.
(6) Based on Cronos’s expected dividend payments.

The following table provides a reconciliation of the beginning and ending balance of the Fixed-price Preemptive Rights and Cronos warrant, which are classified in Level 3 of the fair value hierarchy:

(in millions)
Balance at December 31, 2019	$303
Pre-tax earnings (losses) recognized in net earnings	(140)
Balance at December 31, 2020	163
Pre-tax earnings (losses) recognized in net earnings	7
Balance at June 30, 2021	$170
Altria elects to record the gross assets and liabilities of derivative financial instruments executed with the same counterparty on its condensed consolidated balance sheets. The fair values of Altria’s derivative financial instruments on a gross basis included on the condensed consolidated balance sheets were as follows:

	Fair Value of Assets			Fair Value of Liabilities
(in millions)	Balance Sheet Classification	June 30, 2021	December 31, 2020	Balance Sheet Classification	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$—	Other accrued liabilities	$—	$87
Foreign currency contracts	Other assets	—	—	Other liabilities	—	—
Total		$—	$—		$—	$87

Derivatives not designated as hedging instruments:
Cronos warrant	Investments in equity securities	$150	$139
Fixed-price Preemptive Rights	Investments in equity securities	20	24
Total		$170	$163

Total derivatives		$170	$163		$—	$87
Altria records in its condensed consolidated statements of earnings any changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant as gains or losses on Cronos-related financial instruments in the periods in which the changes occur. For the six and three months ended June 30, 2021 and 2020, Altria recorded non-cash, pre-tax unrealized gains (losses), representing the changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant, as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2021	2020	2021	2020
Fixed-price Preemptive Rights	$(4)	$(29)	$(18)	$6
Cronos warrant	11	(68)	(85)	34
Total	$7	$(97)	$(103)	$40

Net Investment Hedging
The pre-tax effects of Altria’s net investment hedges on accumulated other comprehensive losses and the condensed consolidated statements of earnings were as follows:

	Gain (Loss) Recognized in Accumulated Other Comprehensive Losses		Gain (Loss) Recognized in Net Earnings		Gain (Loss) Recognized in Accumulated Other Comprehensive Losses		Gain (Loss) Recognized in Net Earnings
	For the Six Months Ended June 30,				For the Three Months Ended June 30,
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Foreign currency contracts	$16	$38	$7	$25	$(19)	$(18)	$2	$11
Foreign currency denominated debt	152	(9)	—	—	(54)	(86)	—	—
Total	$168	$29	$7	$25	$(73)	$(104)	$2	$11
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

Note 5. Benefit Plans
Components of Net Periodic Benefit (Income) Cost
Net periodic benefit (income) cost consisted of the following:

	Pension		Postretirement		Pension		Postretirement
	For the Six Months Ended June 30,				For the Three Months Ended June 30,
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$34	$37	$10	$8	$17	$18	$5	$4
Interest cost	93	126	21	30	47	63	10	15
Expected return on plan assets	(262)	(251)	(8)	(7)	(131)	(125)	(4)	(4)
Amortization:
Net loss	66	53	14	7	33	26	7	4
Prior service cost (credit)	2	2	(15)	(15)	1	1	(9)	(8)
Net periodic benefit (income) cost	$(67)	$(33)	$22	$23	$(33)	$(17)	$9	$11
Employer Contributions
Altria makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Altria made employer contributions of $6 million to its pension plans and did not make any contributions to its postretirement plans during the six months ended June 30, 2021. Currently, Altria anticipates making additional employer contributions to its pension and postretirement plans of up to approximately $25 million and $60 million, respectively, in 2021. However, the foregoing estimates of 2021 contributions to the pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates, as well as asset performance significantly above or below the assumed long-term rate of return for each respective plan.
During the second quarter of 2021, Altria announced several amendments to its salaried retiree healthcare plans, primarily changing its post-age 65 coverage to a private medicare marketplace. These amendments triggered a plan remeasurement as of May 31, 2021 and resulted in Altria recording a reduction of $432 million to its accrued postretirement health care costs liability and a corresponding reduction to its accumulated other comprehensive losses on its condensed consolidated balance sheet at June 30, 2021. Ongoing amortization has been adjusted to reflect these changes as of June 1, 2021 and is reflected in the amounts shown above.

Note 6. Earnings per Share
Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net earnings attributable to Altria	$3,573	$3,495	$2,149	$1,943
Less: Distributed and undistributed earnings attributable to share-based awards	(6)	(5)	(3)	(3)
Earnings for basic and diluted EPS	$3,567	$3,490	$2,146	$1,940

Weighted-average shares for basic EPS	1,853	1,858	1,849	1,858
Plus: contingently issuable performance stock units	—	1	—	1
Weighted-average shares for diluted EPS	1,853	1,859	1,849	1,859

Note 7. Other Comprehensive Earnings/Losses
The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria:

	For the Six Months Ended June 30, 2021
(in millions)	Benefit Plans		ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2020	$(2,420)		$(1,938)		$17	$(4,341)

Other comprehensive earnings (losses) before reclassifications	432	(1)	470		29	931
Deferred income taxes	(109)		(103)		—	(212)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	323		367		29	719

Amounts reclassified to net earnings	72		(42)		(1)	29
Deferred income taxes	(18)		9		—	(9)
Amounts reclassified to net earnings, net of deferred income taxes	54		(33)		(1)	20

Other comprehensive earnings (losses), net of deferred income taxes	377		334	(2)	28	739

Balances, June 30, 2021	$(2,043)		$(1,604)		$45	$(3,602)

	For the Three Months Ended June 30, 2021
(in millions)	Benefit Plans		ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, March 31, 2021	$(2,392)		$(1,421)		$39	$(3,774)

Other comprehensive earnings (losses) before reclassifications	432	(1)	(220)		7	219
Deferred income taxes	(109)		48		—	(61)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	323		(172)		7	158

Amounts reclassified to net earnings (losses)	34		(14)		(1)	19
Deferred income taxes	(8)		3		—	(5)
Amounts reclassified to net earnings (losses), net of deferred income taxes	26		(11)		(1)	14

Other comprehensive earnings (losses), net of deferred income taxes	349		(183)	(2)	6	172

Balances, June 30, 2021	$(2,043)		$(1,604)		$45	$(3,602)

	For the Six Months Ended June 30, 2020
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2019	$(2,192)	$(693)		$21	$(2,864)

Other comprehensive earnings (losses) before reclassifications	—	(1,140)		(39)	(1,179)
Deferred income taxes	—	238		—	238
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(902)		(39)	(941)

Amounts reclassified to net earnings	56	(15)		—	41
Deferred income taxes	(14)	4		—	(10)
Amounts reclassified to net earnings, net of deferred income taxes	42	(11)		—	31

Other comprehensive earnings (losses), net of deferred income taxes	42	(913)	(2)	(39)	(910)

Balances, June 30, 2020	$(2,150)	$(1,606)		$(18)	$(3,774)

	For the Three Months Ended June 30, 2020
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, March 31, 2020	$(2,171)	$(395)		$33	$(2,533)

Other comprehensive earnings (losses) before reclassifications	—	(1,528)		(51)	(1,579)
Deferred income taxes	—	323		—	323
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(1,205)		(51)	(1,256)

Amounts reclassified to net earnings (losses)	28	(8)		—	20
Deferred income taxes	(7)	2		—	(5)
Amounts reclassified to net earnings (losses), net of deferred income taxes	21	(6)		—	15

Other comprehensive earnings (losses), net of deferred income taxes	21	(1,211)	(2)	(51)	(1,241)

Balances, June 30, 2020	$(2,150)	$(1,606)		$(18)	$(3,774)
(1) Reflects the remeasurement impact of salaried retiree healthcare plan amendments. For further discussion, see Note 5. Benefit Plans.
(2) Primarily reflects Altria’s share of ABI’s currency translation adjustments and the impact of Altria’s designated net investment hedges. For further discussion of designated net investment hedges, see Note 4. Financial Instruments.

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2021	2020	2021	2020
Benefit Plans: (1)
Net loss	$85	$69	$42	$35
Prior service cost/credit	(13)	(13)	(8)	(7)
	72	56	34	28
ABI (2)	(42)	(15)	(14)	(8)
Currency Translation Adjustments and Other (2)	(1)	—	(1)	—
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$29	$41	$19	$20
(1) Amounts are included in net defined benefit plan costs. For further information related to defined benefit plans, see Note 5. Benefit Plans.
(2) Amounts are included in (income) losses from equity investments. For further information related to equity investments, see Note 3. Investments in Equity Securities.

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
Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net Revenues:
Smokeable products	$11,300	$11,209	$6,050	$5,603
Oral tobacco products	1,319	1,261	693	660
Wine	317	277	167	131
All other	36	(21)	26	(27)
Net revenues	$12,972	$12,726	$6,936	$6,367
Earnings before Income Taxes:
OCI:
Smokeable products	$5,148	$4,820	$2,776	$2,450
Oral tobacco products	864	861	472	447
Wine	45	(366)	27	13
All other	(26)	(56)	(12)	(51)
Amortization of intangibles	(35)	(37)	(18)	(18)
General corporate expenses	(120)	(90)	(59)	(45)
Operating income	5,876	5,132	3,186	2,796
Interest and other debt expense, net	(603)	(583)	(295)	(308)
Loss on early extinguishment of debt	(649)	—	—	—
Net periodic benefit income, excluding service cost	89	55	46	28
Income (losses) from equity investments	126	166	75	9
Gain (loss) on Cronos-related financial instruments	7	(97)	(103)	40
Earnings before income taxes	$4,846	$4,673	$2,909	$2,565
The comparability of OCI for the reportable segments was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: For the six months ended June 30, 2021, pre-tax income for NPM adjustment items of $32 million was recorded to cost of sales in the smokeable products segment. NPM adjustment items result from the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation in Note 11. Contingencies).
▪Tobacco and Health Litigation Items: Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria’s condensed consolidated statements of earnings as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2021	2020	2021	2020
Smokeable products segment	$43	$39	$8	$17
Interest and other debt expense, net	—	3	—	1
Total	$43	$42	$8	$18
The amounts shown in the table above for the smokeable products segment were recorded in marketing, administration and research costs. For further discussion, see Note 11. Contingencies.

▪COVID-19 Special Items: Net pre-tax charges of $50 million ($41 million in the smokeable products segment and $9 million in the oral tobacco products segment) related to the COVID-19 pandemic were recorded in Altria’s condensed consolidated statements of earnings for the six and three months ended June 30, 2020. The net pre-tax charges, which were directly related to disruptions caused by or efforts to mitigate the impact of the COVID-19 pandemic, were all recorded in costs of sales and included premium pay, personal protective equipment and health screenings, which were partially offset by certain employment tax credits. The COVID-19 special items do not include the inventory-related implementation costs associated with the wine business strategic reset discussed below. These implementation costs were due to increased inventory levels, which were further negatively impacted by the COVID-19 pandemic, including economic uncertainty and government restrictions.
▪Implementation and Acquisition-Related Costs:
Wine Business Strategic Reset: During the six months ended June 30, 2020, Ste. Michelle recorded pre-tax implementation costs of $394 million associated with a strategic reset initiated in the first quarter of 2020 to maximize Ste. Michelle’s profitability and achieve improved long-term cash flow generation. Substantially all of the charges consisted of the following: (i) write-off of inventory ($292 million) as Ste. Michelle no longer believed that the benefit of the blending and production plans for its inventory outweighed inventory carrying cost given the reduced product volume demand; and (ii) estimated losses on future non-cancelable grape purchase commitments that Ste. Michelle believed no longer had a future economic benefit ($100 million). These charges were included in cost of sales in Altria’s condensed consolidated statements of earnings.
Acquisition-Related Costs: For the six months ended June 30, 2021, Altria recorded pre-tax acquisition-related costs of $37 million in the oral tobacco products segment primarily for the settlement of an arbitration related to the 2019 on! transaction. These costs were included in marketing, administration and research costs in Altria’s condensed consolidated statements of earnings.

Note 9. Debt
Short-term Borrowings and Borrowing Arrangements
At June 30, 2021 and December 31, 2020, Altria had no short-term borrowings.
At June 30, 2021, Altria had a senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”) that provides for borrowings up to an aggregate principal amount of $3.0 billion. The Credit Agreement, which is used for general corporate purposes, expires on August 1, 2023 and includes an option, subject to certain conditions, for Altria to extend the Credit Agreement for two additional one-year periods. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”), or any mutually agreed upon benchmark rate, plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”). The applicable percentage based on Altria’s long-term senior unsecured debt ratings at June 30, 2021 for borrowings under the Credit Agreement was 1.0%. The Credit Agreement does not include any other rating triggers, or any provisions that could require the posting of collateral.
The Credit Agreement includes various covenants, one of which requires Altria to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At June 30, 2021, the ratio of consolidated EBITDA to Consolidated Interest Expense, calculated in accordance with the Credit Agreement, was 9.7 to 1.0. At June 30, 2021, Altria was in compliance with its covenants in the Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the Credit Agreement, include certain adjustments.
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
Long-term Debt
The aggregate carrying value of Altria’s total long-term debt at June 30, 2021 and December 31, 2020 was $28.2 billion and $29.5 billion, respectively.

In May 2021, Altria repaid in full senior unsecured notes in the aggregate principal amount of $1.5 billion at maturity.
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
As a result of the debt tender offers and redemption, during the first quarter of 2021, Altria recorded pre-tax losses on early extinguishment of debt of $649 million, which included premiums and fees of $623 million and the write-off of related unamortized debt discounts and debt issuance costs of $26 million.
At June 30, 2021 and December 31, 2020, accrued interest on long-term debt of $384 million and $458 million, respectively, was included in other accrued liabilities on Altria’s condensed consolidated balance sheets.
For a discussion of the fair value of Altria’s long-term debt and the designation of its Euro denominated senior unsecured notes as a net investment hedge of its investment in ABI, see Note 4. Financial Instruments.

Note 10. Income Taxes
The income tax rates for the six and three months ended June 30, 2021 were 26.3% and 26.1%, respectively, versus 25.4% and 24.4% for the six and three months ended June 30, 2020, respectively. The changes in the tax rates for both periods were due primarily to higher net tax expense in 2021 due to valuation allowances recorded for deferred tax assets related to Altria’s investment in JUUL and Altria’s Investment in Cronos.
The following chart provides a reconciliation of the beginning and ending valuation allowances for the period ended June 30, 2021:

(in millions)
Balance at beginning of year	$2,817
Additions to valuation allowance charged to income tax expense	233
Reductions to valuation allowance credited to income tax benefit	(49)
Foreign currency translation	(4)
Balance at end of period	$2,997
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
The current changes in valuation allowances were due to deferred tax assets recorded in connection with Altria’s Investment in Cronos and changes in the estimated fair value of its investment in JUUL.

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
The table below lists the number of certain tobacco-related cases pending in the U.S. against PM USA and/or Altria as of July 26, 2021, July 24, 2020 and July 26, 2019:

	July 26, 2021	July 24, 2020	July 26, 2019
Individual Smoking and Health Cases (1)	169	116	90
Health Care Cost Recovery Actions (2)	1	1	1
E-vapor Cases (3)	2,626	621	—
Other Tobacco-Related Cases (4)	3	4	4
(1) Includes 14 cases filed in Illinois, 18 cases filed in New Mexico, 36 cases filed in Massachusetts and 67 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,471 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. Class members were prohibited from filing individual lawsuits after 2000 under the court-approved settlement.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) Includes 54 class action lawsuits, 2,318 individual lawsuits and 254 “third party” lawsuits relating to JUUL e-vapor products, which include school districts, state and local government, tribal and healthcare organization lawsuits. JUUL is an additional named defendant in each of these lawsuits. The 54 class action lawsuits include 29 cases in the Northern District of California (“Multidistrict Litigation” or “MDL”) involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons.
(4) Includes one inactive smoking and health case alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.

International Tobacco-Related Cases: As of July 26, 2021, (i) Altria is named as a defendant in three e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of July 26, 2021, five Engle progeny cases against PM USA are set for trial through September 30, 2021. Trial dates are subject to change and many of the trials were postponed due to the COVID-19 pandemic; however, the courts are reopening and trials may be scheduled for the second half of 2021.

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
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of July 26, 2021.
Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation): After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $857 million and interest totaling approximately $218 million as of June 30, 2021. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $408 million and related interest totaling approximately $56 million.
The changes in Altria’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2021	2020	2021	2020
Accrued liability for tobacco and health litigation items at beginning of period	$9	$14	$8	$10
Pre-tax charges for:
Tobacco and health litigation (1)	43	39	8	17
Related interest costs	—	3	—	1
Payments (1)	(52)	(34)	(16)	(6)
Accrued liability for tobacco and health litigation items at end of period	$—	$22	$—	$22
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
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of June 30, 2021, PM USA has posted appeal bonds totaling approximately $50 million, which have been collateralized with restricted cash that are included in assets on the condensed consolidated balance sheets.
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

Greene: In September 2019, a jury in a Massachusetts state court returned a verdict in favor of plaintiffs and against PM USA, awarding approximately $10 million in compensatory damages. In May 2020, the court ruled on plaintiffs’ remaining claim and trebled the compensatory damages award to approximately $30 million. In February 2021, the trial court awarded plaintiffs attorneys’ fees and costs in the amount of approximately $2.3 million. Also in February 2021, PM USA served its post-trial motions to reverse the judgment or for a new trial. The trial court denied the post-trial motions in June 2021. PM USA has appealed the judgment to the Appeals Court of Massachusetts.
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of July 26, 2021, approximately 1,110 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 1,380 state court plaintiffs.  Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of July 26, 2021, two cases were pending against PM USA in federal court representing the cases excluded from that agreement.
Engle Progeny Trial Results: As of July 26, 2021, 136 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Seventy-five verdicts were returned in favor of plaintiffs and seven verdicts (Skolnick, Calloway, Oshinsky-Blacker, McCoy, Mahfuz, Neff and Frogel) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending.
Fifty-four verdicts were returned in favor of PM USA, of which 44 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of July 26, 2021. The jury in one case, Garcia, awarded plaintiff compensatory damages and found plaintiff was entitled to punitive damages; however, the court declared a mistrial in the second phase of the trial regarding punitive damages because the jury was unable to determine the amount of the punitive damages. Four verdicts (Pearson, D. Cohen, Collar and Chacon) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case decided to award plaintiffs damages. One case, Pollari, resulted in a verdict in favor of PM USA following a retrial of an initial verdict returned in favor of plaintiff. Plaintiff and defendants appealed the verdict and the appellate court affirmed the judgement in favor of the defendants. Three cases, Gloger, Rintoul (Caprio) and Duignan, resulted in verdicts in favor of plaintiffs following retrial of initial verdicts returned in favor of plaintiffs. Post-trial appeals are pending in those three cases. Two cases, Freeman and Harris, resulted in an appellate reversal of a jury verdict in favor of plaintiff, and a judgment in favor of PM USA.
The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of July 26, 2021 but where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated. The second chart lists cases that have concluded within the previous 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings. As of July 26, 2021, there are no cases where PM USA has recorded a provision in its condensed consolidated financial statements because PM USA has not determined for any currently pending case that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.
References below to “R.J. Reynolds,” “Lorillard” and “Liggett Group” are to R.J. Reynolds Tobacco Company, Lorillard Tobacco Company and Liggett Group, LLC, respectively.
Currently Pending Engle Cases with Verdicts Against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Appeal Status
Garcia	May 2021	PM USA	Miami-Dade	$3 million	Mistrial	Defendant filed post-trial motions, including motions for a new trial and a judgment notwithstanding the verdict.
Duignan	February 2020 (2)	PM USA and R.J. Reynolds	Pinellas	$3 million	$12 million	Appeal by defendants to Second District Court of Appeal pending.
Cuddihee	January 2020	PM USA	Duval	$3 million	$0	Appeal by plaintiff and defendant to First District Court of Appeal pending.
Rintoul (Caprio)	November 2019 (2)	PM USA and R.J. Reynolds	Broward	$9 million	$74 million	Appeal by plaintiff and defendants to Fourth District Court of Appeal pending.
Gloger	November 2019 (2)	PM USA and R.J. Reynolds	Miami-Dade	$15 million	$11 million	Appeal by defendants to Third District Court of Appeal pending.
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	$0	New trial ordered on punitive damages.
Neff	March 2019	PM USA and R.J. Reynolds	Broward	$4 million	$2 million	Fourth District Court of Appeal reversed the judgment against defendants and remanded for a new trial.
Mahfuz	February 2019	PM USA and R.J. Reynolds	Broward	$12 million	$10 million	Fourth District Court of Appeal reversed the judgment against defendants and remanded for a new trial.
Holliman	February 2019	PM USA	Miami-Dade	$3 million	$0	Defendant’s appeal to Third District Court of Appeal pending.
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Third District Court of Appeal affirmed the compensatory damages award. PM USA petitioned Florida Supreme Court for review. Case stayed pending Florida Supreme Court decision in Prentice.(3)
Kaplan	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$2 million	Fourth District Court of Appeal affirmed the verdict and reaffirmed the verdict on rehearing.

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Appeal Status
R. Douglas	November 2017	PM USA	Duval	<$1 million	$0	Awaiting entry of final judgment by the trial court.
Sommers	April 2017	PM USA	Miami-Dade	$1 million	$0
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
Engle Cases Concluded Within Past 12 Months (1)
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Accrual Date	Payment Amount (if any)	Payment Date
Berger (Cote)	September 2014	PM USA	Federal Court - Middle District of Florida	Fourth quarter of 2018 and first quarter of 2021	$29 million	February 2021
Santoro	March 2017	PM USA, R.J. Reynolds and Liggett Group	Broward	Second quarter of 2020 and first quarter of 2021	$1 million	January 2021
Dean (Kerrivan)	October 2014	PM USA and R.J. Reynolds	Federal Court - Middle District of Florida	Third quarter of 2020	$26 million	August 2020
Landi	June 2018	PM USA and R.J. Reynolds	Broward	Second quarter of 2020	$10 million	July 2020 (2)
(1) In five cases in which PM USA paid the judgments more than a year ago, Naugle, Gore, M. Brown, Jordan and Theis, plaintiffs were awarded approximately $8 million, $2 million, $8 million, $4 million and $1 million in fees and costs, respectively. PM USA has appealed in all of these cases, except Theis. In M. Brown, in March 2021 the Florida First District Court of Appeals affirmed the fee award and reversed the pre-judgment interest award and, in April 2021, PM USA paid $8.2 million in satisfaction of the fee award and post-judgment interest. In Theis, PM USA paid $1 million in satisfaction of fees and costs in May 2021.
(2) In June 2021, plaintiff was granted an award of approximately $3 million in fees, costs and interest against PM USA and R.J. Reynolds.

Engle Progeny Appellate Issues: The Florida appellate courts are considering the following appeals which may have wide application to other Engle progeny cases:
In Mary Sheffield v. R.J. Reynolds Tobacco Company, an Engle progeny case against R.J. Reynolds only, the Florida Supreme Court has taken jurisdiction to resolve the conflict among Florida’s District Courts of Appeal over whether the 1999 amendments to Florida’s punitive damages statute (including its caps and bar on multiple punitive damages awards for the same course of conduct) apply in wrongful death cases where the decedent was injured prior to the October 1, 1999 effective date of the amendments but died from his or her injuries after such effective date. Oral argument was held before the Florida Supreme Court in April 2021; a decision has not yet been issued.

In Linda Prentice v. R.J. Reynolds Tobacco Company, an Engle progeny case against R.J. Reynolds only, the Florida First District Court of Appeal in January 2020 reversed a judgment in favor of the plaintiff and remanded for a new trial. The court held that the trial court had erred by failing to instruct the jury that in order to prevail on her claim for conspiracy to commit fraudulent concealment, the plaintiff was required to prove that her decedent relied to his detriment on a statement that concealed or omitted material information about the health risks of smoking. That holding conflicts with decisions from the Second, Third, and Fourth District Courts of Appeal, which have each held that Engle plaintiffs do not need to prove reliance on a statement, and instead can prevail by proving reliance on the Engle defendants’ concealment of information. In August 2020, the Florida Supreme Court accepted jurisdiction in the case. As an alternative ground to approve the First District Court of Appeal’s decision in its favor in Prentice, R.J. Reynolds has asked the Florida Supreme Court to reconsider its prior decisions giving the Engle Phase I findings preclusive effect in Engle progeny cases, as described more fully in the section Engle Class Action above. Oral argument was held before the Florida Supreme Court in June 2021; a decision has not yet been issued.
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
As of July 26, 2021, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to Altria or its subsidiaries) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the U.S.). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
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
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain U.S. territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended June 30, 2021 and 2020, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.2 billion and $1.0 billion, respectively. For the six months ended June 30, 2021 and 2020, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $2.1 billion for each period. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
NPM Adjustment Disputes: The “NPM Adjustment” is a reduction in MSA payments made by the OPMs and those manufacturers that are subsequent signatories to the MSA (collectively, the “participating manufacturers” or “PMs”) that applies if the PMs collectively lose at least a specified level of market share to non-participating manufacturers since 1997, subject to certain conditions and defenses.
The independent auditor (“IA”) appointed under the MSA has calculated that PM USA’s share of the maximum potential NPM Adjustments for 2004-2020 is (exclusive of interest or earnings): $388 million for 2004; $181 million for 2005; $154 million for 2006; $185 million for 2007; $250 million for 2008; $211 million for 2009; $218 million for 2010; $166 million for 2011; $214 million for 2012; $224 million for 2013; $258 million for 2014; $313 million for 2015; $292 million for 2016; $302 million for 2017; $325 million for 2018; $444 million for 2019; and $572 million for 2020. These maximum amounts will be reduced, likely substantially, to reflect the NPM Adjustment settlements discussed below, and potentially for current and future calculation disputes and other developments. In addition, PM USA’s recovery of these amounts, even as reduced, is dependent upon subsequent determinations regarding state-specific defenses and disputes with other PMs.
Settlements of NPM Adjustment Disputes.
▪Multi-State Settlement. By the end of 2018, PM USA entered into a multi-state settlement of NPM Adjustment disputes with a total of 36 MSA states and territories in which PM USA settled the NPM Adjustment disputes through 2022 with 35 of the 36 states, and through 2024 with one state. Pursuant to the multi-state settlement, PM USA received $1.03 billion and expects to receive approximately $320 million in credits to offset PM USA’s MSA payments through 2029.
▪New York Settlement. In 2015, PM USA entered into a separate NPM Adjustment settlement with New York in which PM USA settled the NPM Adjustment disputes with New York in perpetuity. PM USA received $373 million pursuant to the New York settlement and expects to receive annual credits applied against the MSA payments due to New York going forward.
▪Montana Settlement. In 2020, PM USA entered into a separate NPM Adjustment settlement with Montana in which PM USA settled the NPM Adjustment disputes with Montana through 2030. This settlement resulted in a payment by PM USA of $4 million.
Continuing NPM Adjustment Disputes with States That Have Not Settled.
▪2004 NPM Adjustment. The PMs and the 10 states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes for 2004 in a multi-state arbitration. Hearings for 9 of the 10 states have concluded, and the hearing for one remaining state is currently scheduled for October 2021. As of July 26, 2021, no decisions have resulted from the arbitrations.
▪2005-2007 NPM Adjustments. The PMs and the 10 states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005-2007, for nine of the 10 states, and one year, 2005, for one state. As of July 26, 2021, no decisions have resulted from the arbitration.
▪Subsequent Years. No assurance can be given as to when proceedings for 2008 and subsequent years will be scheduled or the precise form those proceedings will take.
Other Disputes Under the State Settlement Agreements: The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the allocations of any NPM Adjustments and related settlements, have been and may continue to be affected by R.J. Reynolds’s acquisition of Lorillard in 2015 and its related sale of certain cigarette brands to ITG (the “ITG transferred brands”). PM USA filed motions to enforce the state settlement agreements in Florida, Minnesota, Texas and Mississippi in connection with various positions that R.J. Reynolds and ITG took with regard to the ITG transferred brands. After various court decisions in each of those states that were favorable to PM USA, those motions to enforce have now been resolved either through settlement or exhaustion of appeals. Despite these resolutions, PM USA continues to dispute the accuracy of certain submissions made by R.J. Reynolds and ITG concerning the calculation of certain payments relating to the ITG transferred brands and may pursue such claims.
In December 2019, the State of Mississippi filed a motion in Mississippi state court seeking to enforce the Mississippi State Settlement Agreement against PM USA, R.J. Reynolds and ITG concerning the tax rates used in the annual calculation of the net operating profit adjustment payments starting in 2018. A hearing is scheduled for October 2021.
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
The court did not impose monetary penalties on defendants, but ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States public and that misrepresents or suppresses information concerning cigarettes;” (iv) an injunction against conveying any express or implied health message or health descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “light” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to ETS; (vi) the disclosure on defendants’ public document websites and in the Minnesota document repository of all documents produced to the government in the lawsuit or produced in any future court or administrative action concerning smoking and health until the third quarter of 2021, with certain additional requirements as to documents withheld from production under a claim of privilege or confidentiality; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedule as defendants now follow in disclosing such data to the FTC for a period of 10 years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette businesses within the U.S.; and (ix) payment of the government’s costs in bringing the action.
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
The requirements related to corrective statements at point-of-sale remain outstanding. In May 2014, the district court ordered further briefing on the issue, which was completed in June 2014. In May 2018, the parties submitted a joint status report and additional briefing on point-of-sale signage to the district court. In May 2019, the district court ordered a hearing on the point-of-sale signage issue. The hearing is currently scheduled for June 2022.
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
E-vapor Product Litigation
As of July 26, 2021, Altria and/or its subsidiaries, including PM USA, were named as defendants in 54 class action lawsuits relating to JUUL e-vapor products. JUUL is an additional named defendant in each of these lawsuits. The theories of recovery include violation of RICO, fraud, failure to warn, design defect, negligence and unfair trade practices. Plaintiffs seek various remedies, including compensatory and punitive damages and an injunction prohibiting product sales. The 54 class action lawsuits include 29 cases involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons.
Altria and/or its subsidiaries, including PM USA, also have been named as defendants in other lawsuits involving JUUL e-vapor products, including 2,318 individual lawsuits, 254 “third party” lawsuits, which include school districts, state and local governments and tribal and healthcare organization lawsuits. JUUL is an additional named defendant in each of these lawsuits.
The majority of the individual and class action lawsuits mentioned above were filed in federal court. In October 2019, the United States Judicial Panel on Multidistrict Litigation ordered the coordination or consolidation of these lawsuits in the U.S. District Court for the Northern District of California for pretrial purposes.
Altria and its subsidiaries filed motions to dismiss certain claims in the class action and school district cases, including the federal RICO claim. In October 2020, the U.S. District Court for the Northern District of California granted the motion to dismiss the RICO class action claim without prejudice. Although it otherwise denied the motion, the court found that plaintiffs had not sufficiently alleged standing or causation with respect to their claim under California law. The court also granted the motion to dismiss the RICO claim in the cases filed by various school districts, but denied the motion in all other respects. The court gave plaintiffs the opportunity to amend their complaints to attempt to cure the deficiencies the court identified and plaintiffs filed their amended complaints in November 2020. In January 2021, Altria and its subsidiaries filed a renewed motion to dismiss the RICO claim, which the court denied in April 2021. In December 2020, the U.S. District Court for the Northern District of California selected 12 personal injury plaintiffs to be adjudicated as bellwether cases and in July 2021, the court set dates for the first four of such cases to commence in 2022.
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
Three of the “third party” lawsuits noted above against Altria and/or its subsidiaries and JUUL, as an additional named defendant, were initiated, individually, by the attorneys general of Alaska, Hawaii and Minnesota alleging violations of state consumer protection and other similar laws. JUUL is also named in other attorneys general lawsuits to which neither Altria nor any of its subsidiaries is currently named. JUUL settled one such lawsuit by agreeing to (i) pay approximately $40 million and (ii) certain restrictions on its sales and marketing activities.
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
Also in April 2020, a related action was filed against the same defendants by the same plaintiffs, as well as R.J. Reynolds, with the United States International Trade Commission (“ITC”). There, the plaintiffs also allege patent infringement, but the remedies sought include a prohibition on the importation of the IQOS electronic device, HeatSticks and component parts into the United States and on the sale of any such products previously imported into the United States. No damages are recoverable in the proceedings before the ITC. A hearing before an administrative law judge was held in January 2021.
In May 2021, the administrative law judge found that the IQOS electronic device and HeatSticks infringe plaintiffs’ patents. The administrative law judge recommended to the ITC a ban on the importation of the IQOS electronic device and HeatSticks into the United States. In May 2021, defendants sought review of the judge’s determination before the ITC. In July 2021, the ITC accepted review of the administrative law judge’s findings and recommendations on certain issues, including issues relating to the patent infringement claims and potential remedies. If the review before the ITC is unsuccessful, further review before the U.S. Trade Representative and, if necessary, an appeal to the United States Court of Appeals for the Federal Circuit is permitted; however, any ban on importation or on the sale of previously imported product is unlikely to be stayed pending the conclusion of the appeal. Due to the uncertainty of this litigation, in July 2021, PM USA decided to delay further expansion of the IQOS electronic device and Marlboro HeatSticks.
An additional unrelated patent infringement case regarding the IQOS electronic device was filed in November 2020 in the United States District Court for the Northern District of Georgia against PM USA and Philip Morris Products S.A. seeking damages and equitable relief. In February 2021, defendants filed a motion to dismiss the lawsuit, which the court granted in July 2021.
Antitrust Litigation
In April 2020, the FTC issued an administrative complaint against Altria and JUUL alleging that Altria’s 35% investment in JUUL and the associated agreements constitute an unreasonable restraint of trade in violation of Section 1 of the Sherman Antitrust Act of 1890 (“Sherman Act”) and Section 5 of the Federal Trade Commission Act of 1914, and substantially lessened competition in violation of Section 7 of the Clayton Antitrust Act (“Clayton Act”). If the FTC’s challenge is successful, the FTC may order a broad range of remedies, including divestiture of Altria’s minority investment in JUUL, rescission of the transaction and all associated agreements, and prohibition against any officer or director of either Altria or JUUL serving on the other party’s board of directors or attending meetings of the other party’s board of directors. The administrative trial was held before an FTC administrative law judge in June 2021. The post-trial briefing is scheduled to be completed in October 2021. The administrative law judge’s decision is subject to review by the FTC on its own motion or at the request of any party. The FTC then issues its ruling, which may be appealed to any United States Court of Appeals.
Also as of July 26, 2021, 16 putative class action lawsuits have been filed against Altria and JUUL in the United States District Court for the Northern District of California. The lawsuits initially named, in addition to the two companies, certain senior executives and certain members of the board of directors of both companies as defendants; however, those individuals currently or formerly affiliated with Altria were later dismissed. In November 2020 these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, cite the FTC administrative complaint and allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Act and Section 7 of the Clayton Act and various state antitrust, consumer protection and unjust enrichment laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid, divestiture of Altria’s minority investment in JUUL and rescission of the transaction. Altria filed a motion to dismiss these lawsuits in January 2021.
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
A seventh derivative lawsuit was filed in May 2021 in the Circuit Court for Henrico County, Virginia against Mr. Willard, Mr. Gifford, Mr. Crosthwaite and certain members of Altria’s Board of Directors. An additional eighth derivative lawsuit was filed in June 2021 in the Circuit Court for Henrico County, Virginia against Mr. Willard, Mr. Gifford, Mr. Crosthwaite, certain members of Altria’s Board of Directors, JUUL, its founders and some of its current and former executives. Both of these suits assert various claims, including breach of fiduciary duty.
Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of July 26, 2021, two “Lights/Ultra Lights” class actions are pending in U.S. state court. Neither case is active.
As of July 26, 2021, one smoking and health case alleging personal injury or seeking court-supervised programs or ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of July 26, 2021, there is one case pending against USSTC.
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
Guarantees and Other Similar Matters
In the ordinary course of business, certain subsidiaries of Altria have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2021, Altria and certain of its subsidiaries (i) had $49 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for guarantees related to their own performance, including $25 million for surety bonds; and (iii) had a redeemable noncontrolling interest of $41 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.
Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of Altria’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria does not have a related liability recorded on its condensed consolidated balance sheet at June 30, 2021 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the IQOS patent litigation discussed above under Certain Other Tobacco-Related Litigation - IQOS Litigation, excluding the patent infringement case filed with the United States District Court for the Northern District of Georgia.
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

Note 13. Subsequent Event
On July 8, 2021, UST entered into a Share Purchase Agreement pursuant to which UST agreed to sell its subsidiary, IWS, which includes Ste. Michelle, to an entity controlled by investment funds managed by Sycamore Partners Management, L.P. (“Sycamore Partners”) in an all-cash transaction with a purchase price of approximately $1.2 billion and the assumption of certain liabilities of IWS and its subsidiaries (the “Ste. Michelle Transaction”). Altria’s net cash proceeds will be subject to customary net working capital and other adjustments at closing. Altria expects the Ste. Michelle Transaction to close during the second half of 2021, subject to Sycamore Partners obtaining the necessary financing and the satisfaction of customary closing conditions, including antitrust regulatory clearance. In the second half of 2021, Altria will classify the related assets and liabilities of IWS as held for sale on its condensed consolidated balance sheet and will record a charge which is not expected to be material to Altria’s financial statements. Altria does not expect to account for the results of Ste. Michelle as a discontinued operation in its financial statements.

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
Ste. Michelle Transaction
On July 8, 2021, UST LLC (“UST”) entered into a Share Purchase Agreement pursuant to which UST agreed to sell its subsidiary, International Wine & Spirits Ltd. (“IWS”), which includes Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), in the Ste. Michelle Transaction (as defined in Wine Segment Business Environment). For further discussion, see Note 13. Subsequent Event to the condensed consolidated financial statements in Item 1 (“Note 13”).
COVID-19 Pandemic
The COVID-19 pandemic has led to adverse impacts on the U.S. and global economies and continues to create economic uncertainty even as COVID-19 vaccines have been and continue to be administered in 2021 and the U.S. and global economies have begun to operate with reduced restrictions on consumer movements and business operations. Although much uncertainty still surrounds the pandemic (including its duration, the impact of COVID-19 variants and ultimate overall impact on U.S and global economies, Altria and its subsidiaries’ operations and those of its investees), Altria continues to monitor the macroeconomic risks of the COVID-19 pandemic and continues to carefully evaluate potential outcomes and work to mitigate risks. Specifically, Altria remains focused on any potential impact to its liquidity, operations, supply and distribution chains and on economic conditions. In terms of Altria’s liquidity, despite some volatility in commercial paper markets in 2020, Altria has not experienced a material adverse impact to its liquidity.
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
Altria’s suppliers and those within its distribution chain are also subject to potential facility closures, remote working protocols and labor shortages. To date, Altria has not experienced any material disruptions to its supply chains or distribution systems, but is continuing to monitor these factors. The majority of retail stores in which Altria’s tobacco products are sold, including convenience stores, were deemed to be essential businesses by authorities and remained open. Altria continues to monitor the risk that one or more suppliers, distributors or any other entities within its supply and distribution chain closes temporarily or permanently.

Altria believes that the COVID-19 pandemic has altered adult tobacco consumer behaviors and purchasing patterns. Many adult tobacco consumers have adopted stay-at-home practices, which Altria believes have contributed to more tobacco usage occasions compared to pre-pandemic levels. Altria also believes that many adult tobacco consumers have had higher tobacco discretionary spending during the COVID-19 pandemic due to a variety of factors, including federal government stimulus payments and enhanced unemployment benefit payments, and lower non-tobacco discretionary spend due to their stay-at-home practices. Altria also estimates that, due to the COVID-19 pandemic, the number of adult tobacco consumers trips to the store to purchase tobacco products has decreased versus pre-pandemic levels, but the tobacco expenditures per trip have increased. Although Altria’s tobacco businesses have not experienced a material adverse impact to date by the COVID-19 pandemic, there is continued uncertainty as to how the COVID-19 pandemic (including changes in COVID-19-related restrictions and guidelines) may impact adult tobacco consumers in the future. Altria continues to monitor the macroeconomic risks of the COVID-19 pandemic (including risks associated with the timing and extent of vaccine administration and the impact of COVID-19 variants), and their effect on adult tobacco consumers, including stay-at-home practices and disposable income, which may be further impacted by unemployment rates, fiscal stimulus and inflation. Altria also continues to monitor adult tobacco consumers’ purchasing behaviors, including overall tobacco product expenditures, mix between premium and discount brand purchases and adoption of smoke-free products.
Altria has experienced adverse impacts to its alcohol assets due to the COVID-19 pandemic. In the wine business in 2020, Ste. Michelle’s direct-to-consumer sales and on-premise wine sales in restaurants, bars and hospitality venues and on cruise lines were adversely impacted by disruptions arising from the COVID-19 pandemic. The adverse impacts in 2020 contributed to Ste. Michelle recording pre-tax inventory-related charges of $392 million in the first quarter of 2020 in connection with its strategic reset of the wine business. In the first half of 2021, Ste. Michelle’s operations continued to be adversely impacted by disruptions arising from the COVID-19 pandemic. However, as the U.S. Center for Disease Control and Prevention relaxed COVID-19 guidelines and local government ordinances eased, Ste. Michelle restarted certain on-premise events and its on-premise wine sales improved compared to prior quarters. Ste. Michelle continues to monitor the impact of the COVID-19 pandemic associated risks to its business, results of operations, cash flows and financial position.
Anheuser-Busch InBev SA/NV (“ABI”) continues to be impacted by the COVID-19 pandemic. In 2020, these impacts included: (i) a 50% reduction to its final 2019 dividend and a decision to forgo its interim 2020 dividend; (ii) the withdrawal of its earnings guidance for 2020 due to uncertainty and volatility related to the impact of the COVID-19 pandemic; and (iii) a goodwill impairment charge related to its Africa businesses. However, ABI’s performance in the first half of 2021 improved meaningfully versus the same period in 2020, including top-line growth in the second quarter of 2021 ahead of second quarter of 2019 pre-pandemic levels. The extreme market disruption and volatility associated with the COVID-19 pandemic resulted in a steep decline in ABI’s stock price in the first half of 2020. While there has been significant recovery in ABI’s stock price since the first half of 2020, including renewed momentum in the second quarter of 2021, ABI’s stock price remains volatile as demonstrated by its recent decline in July 2021. The fair value of Altria’s investment in ABI continues to be below the carrying value. Altria believes that this decline is temporary and will continue to monitor its investment in ABI, including the impact of the COVID-19 pandemic on ABI’s business and market valuation.
Altria has considered the impact of the COVID-19 pandemic on the business of JUUL Labs, Inc. (“JUUL”), including its sales, distribution, operations, supply chain and liquidity, in conducting its periodic impairment assessment and quantitative valuations. JUUL’s operations were negatively impacted in 2020 by the COVID-19 pandemic due to stay-at-home practices and government-mandated restrictions. While the impact was considered in Altria’s quantitative valuations conducted in connection with the preparation of its financial statements for the six months ended June 30, 2021 and during 2020, Altria does not believe the COVID-19 pandemic was a primary driver of the non-cash, pre-tax impairment charge recorded during 2020 or any quarterly changes in fair value recorded since the fourth quarter of 2020. Altria will continue to monitor the impact of the COVID-19 pandemic on JUUL’s business in Altria’s quarterly quantitative valuations of JUUL.
Altria has considered the impact of the COVID-19 pandemic on the business of Cronos Group Inc. (“Cronos”), including its sales, distribution, operations, supply chain and liquidity. During 2020 and the first half of 2021, Cronos has been impacted by the COVID-19 pandemic, due in part to government actions limiting access to retail stores in the United States and Canada, including the recording in 2020 of an impairment charge on certain goodwill and intangible assets. However, the continued rollout of vaccines in the United States and Canada has resulted in the removal of COVID-19 related restrictions in most of the United States and the gradual easing of COVID-19 restrictions in Canada at the end of the second quarter of 2021. Altria will continue to monitor its investment in Cronos, including the impact of the COVID-19 pandemic on Cronos’s business and market valuation.

Consolidated Results of Operations for the Six Months Ended June 30, 2021
The changes in net earnings attributable to Altria and diluted EPS attributable to Altria for the six months ended June 30, 2021, from the six months ended June 30, 2020, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the six months ended June 30, 2020	$3,495	$1.88
2020 Implementation and acquisition-related costs	306	0.16
2020 Tobacco and health litigation items	32	0.02
2020 ABI-related special items	139	0.07
2020 Cronos-related special items	1	—
2020 COVID-19 special items	37	0.02
2020 Tax items	51	0.03
Subtotal 2020 special items	566	0.30
2021 NPM Adjustment Items	24	0.01
2021 Implementation and acquisition-related costs	(43)	(0.02)
2021 Tobacco and health litigation items	(33)	(0.02)
2021 JUUL changes in fair value	(100)	(0.05)
2021 ABI-related special items	71	0.04
2021 Cronos-related special items	(116)	(0.06)
2021 Loss on early extinguishment of debt	(496)	(0.27)
2021 Tax items	(3)	—
Subtotal 2021 special items	(696)	(0.37)
Fewer shares outstanding	—	0.01
Change in tax rate	(44)	(0.02)
Operations	252	0.13
For the six months ended June 30, 2021	$3,573	$1.93

2021 Reported Net Earnings	$3,573	$1.93
2020 Reported Net Earnings	$3,495	$1.88
% Change	2.2%	2.7%

2021 Adjusted Net Earnings and Adjusted Diluted EPS	$4,269	$2.30
2020 Adjusted Net Earnings and Adjusted Diluted EPS	$4,061	$2.18
% Change	5.1%	5.5%

For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted earnings attributable to Altria and adjusted diluted EPS attributable to Altria, see the Consolidated Operating Results section below.
▪Fewer Shares Outstanding: Fewer shares outstanding were due primarily to shares repurchased by Altria under its share repurchase program in 2021.
▪Change in Tax Rate: The change in the tax rate (which excludes the impact of special items shown in the table above) was driven primarily by lower dividends from ABI.
▪Operations: The increase of $252 million in operations (which excludes the impact of special items shown in the table above) was due primarily to higher OCI in all reportable segments.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.

Consolidated Results of Operations for the Three Months Ended June 30, 2021
The changes in net earnings attributable to Altria and diluted EPS attributable to Altria for the three months ended June 30, 2021, from the three months ended June 30, 2020, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the three months ended June 30, 2020	$1,943	$1.04
2020 Implementation and acquisition-related costs	6	—
2020 Tobacco and health litigation items	13	0.01
2020 ABI-related special items	95	0.05
2020 Cronos-related special items	(94)	(0.05)
2020 COVID-19 special items	37	0.02
2020 Tax items	27	0.02
Subtotal 2020 special items	84	0.05
2021 Implementation and acquisition-related costs	(6)	—
2021 Tobacco and health litigation items	(7)	—
2021 JUUL changes in fair value	100	0.05
2021 ABI-related special items	(29)	(0.02)
2021 Cronos-related special items	(186)	(0.10)
2021 Tax items	(9)	—
Subtotal 2021 special items	(137)	(0.07)
Change in tax rate	(17)	(0.01)
Operations	276	0.15
For the three months ended June 30, 2021	$2,149	$1.16

2021 Reported Net Earnings	$2,149	$1.16
2020 Reported Net Earnings	$1,943	$1.04
% Change	10.6%	11.5%

2021 Adjusted Net Earnings and Adjusted Diluted EPS	$2,286	$1.23
2020 Adjusted Net Earnings and Adjusted Diluted EPS	$2,027	$1.09
% Change	12.8%	12.8%

For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted earnings attributable to Altria and adjusted diluted EPS attributable to Altria, see the Consolidated Operating Results section below.
▪Change in Tax Rate: The change in the tax rate (which excludes the impact of special items shown in the table above) was driven primarily by lower dividends from ABI.
▪Operations: The increase of $276 million in operations (which excludes the impact of special items shown in the table above) was due primarily to higher OCI in all reportable segments.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.

2021 Forecasted Results
Altria narrows its guidance for 2021 full-year adjusted diluted EPS to be in a range of $4.56 to $4.62, representing a growth rate of 4.5% to 6% over its 2020 full-year adjusted diluted EPS base of $4.36, as shown in the first table below. This range includes the estimated impact of the recently announced Ste. Michelle Transaction (see Note 13), which is expected to close in the second half of 2021. While the 2021 full-year adjusted diluted EPS guidance accounts for a range of scenarios, the external environment remains dynamic. Altria will continue to monitor conditions related to (i) the economy (including unemployment rates and the impact of increased inflation), (ii) fiscal stimulus, (iii) adult tobacco consumer dynamics, including stay-at-home practices, disposable income, purchasing patterns and adoption of smoke-free products, (iv) regulatory and legislative (including excise tax) developments, (v) the timing and extent of COVID-19 vaccine administration and the impact of COVID-19 variants and (vi) expectations for adjusted earnings contributions from its alcohol assets.
Altria’s 2021 full-year adjusted diluted EPS guidance range includes planned investments in support of its vision to responsibly lead the transition of adult smokers to a smoke-free future, such as (i) marketplace investments to expand the availability and awareness of Altria’s smoke-free products, (ii) costs associated with building an industry-leading consumer engagement platform that enhances data collection and insights in support of adult tobacco consumer conversion to smoke-free products and (iii) increased smoke-free product research and development expense. This forecasted growth rate excludes the (income) expense items in the second table below.
Altria continues to expect its 2021 full-year adjusted effective tax rate will be in a range of 24.5% to 25.5%.

Reconciliation of 2020 Reported Diluted EPS to 2020 Adjusted Diluted EPS
2020 Reported diluted EPS	$2.40
Asset impairment, exit, implementation and acquisition-related costs	0.18
Tobacco and health litigation items	0.03
Impairment of JUUL equity securities	1.40
JUUL changes in fair value	(0.05)
ABI-related special items	0.32
Cronos-related special items	0.03
COVID-19 special items	0.02
Tax items	0.03
2020 Adjusted diluted EPS	$4.36

The following (income) expense items are excluded from Altria’s 2021 forecasted adjusted diluted EPS growth rate:

(Income) Expense Excluded from 2021 Forecasted Adjusted Diluted EPS
NPM Adjustment Items	$(0.01)
Implementation and acquisition-related costs	0.02
Tobacco and health litigation items	0.02
JUUL changes in fair value	0.05
ABI-related special items	(0.04)
Cronos-related special items	0.06
Loss on early extinguishment of debt	0.27
$0.37
Note: The amounts in the table above do not include the charge that Altria will record in the second half of 2021, which Altria does not expect to be material to its financial statements, related to the Ste. Michelle Transaction. For further discussion, see Note 13.
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
Non-GAAP Financial Measures
While Altria reports its financial results in accordance with GAAP, its management also reviews certain financial results, including OCI, OCI margins, net earnings attributable to Altria and diluted EPS, on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, asset impairment charges, acquisition-related and disposition-related costs, COVID-19 special items, equity investment-related special items (including any changes in fair value of the equity investment and any related warrants and preemptive rights), certain tax items, charges associated with tobacco and health litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items”). Altria’s management does not view any of these special items to be part of Altria’s underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results. Altria’s management also reviews income tax rates on an adjusted basis. Altria’s adjusted effective tax rate may exclude certain tax items from its reported effective tax rate.
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
Investment in ABI
At June 30, 2021, Altria’s investment in ABI consisted of 185 million restricted shares (the “Restricted Shares”) and 12 million ordinary shares of ABI. The fair value of Altria’s equity investment in ABI is based on (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and, at June 30, 2021, was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets, for the Restricted Shares, and was classified in Level 2 of the fair value hierarchy. Altria may, in certain instances, pledge or otherwise grant a security interest in all or part of its Restricted Shares. In the event the pledgee or security interest holder were to foreclose on the Restricted Shares, the encumbered Restricted Shares will be automatically converted, one-for-one, into ordinary shares. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share.
The fair value of Altria’s equity investment in ABI at June 30, 2021 and December 31, 2020 was $14.2 billion (carrying value of $17.2 billion) and $13.8 billion (carrying value of $16.7 billion), respectively, which was less than its carrying value by approximately 17% in both periods. At July 26, 2021, the fair value of Altria’s investment had decreased to approximately $13.6 billion. In October 2019, the fair value of Altria’s equity investment in ABI declined below its carrying value and at July 26, 2021 has not recovered. Altria evaluated the factors related to the fair value decline, including the impact on the fair value of ABI’s shares during the COVID-19 pandemic, which has negatively impacted ABI’s business. Altria evaluated the duration and magnitude of the fair value decline at June 30, 2021, ABI’s financial condition and near-term prospects, and Altria’s intent and ability to hold its investment in ABI until recovery. Altria concluded, both at June 30, 2021 and December 31, 2020, that the decline in fair value of its investment in ABI below its carrying value was temporary and, therefore, no impairment was recorded. This conclusion was based on the following factors:
▪a history of significant recovery in ABI’s stock price during 2019 and recoveries during the second half of 2020 (following the steep decline in the first half of 2020 associated with the impacts of the COVID-19 pandemic on its business) and renewed momentum in the second quarter of 2021, all of which Altria believes indicate investor confidence in ABI’s ability to implement its business strategies and deleveraging plans as well as its ability to recover from the impacts of the COVID-19 pandemic;

▪the continued industry disruption and volatility associated with the COVID-19 pandemic, including the impact of COVID-19 variants, which Altria believes is resulting in stock price performance for ABI that has continued into July 2021 and is not reflective of actual underlying equity values;
▪ABI’s proactive actions to preserve financial flexibility and commitment to its long-term deleveraging initiative, including the following actions since December 31, 2019: (i) ABI’s 50% reduction to its final 2019 dividend and its decision to forgo its interim 2020 dividend; (ii) ABI’s completion of the sale of its Australia subsidiary and of a minority stake in its U.S.-based metal container operations; and (iii) ABI’s continuation of its refinancing efforts through issuance and redemption activity, specifically front-end maturities into longer dated maturities and reduction in gross debt levels;
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
▪ABI’s performance in the second half of 2020, which represented improvement over the first half of 2020 and reinforced its confidence in the future potential of the beer category and its business; and
▪ABI’s performance in the first half of 2021, which improved meaningfully versus the same period in 2020, including top-line growth in the second quarter of 2021 ahead of second quarter of 2019 pre-pandemic levels. This is consistent with the performance and resilience of the category that ABI anticipated when it reported its 2020 earnings and provided its outlook for 2021. ABI continues to state that its 2021 outlook, which is subject to change as it continues to monitor for ongoing developments, reflects, among other factors, its current assessment of the scale and magnitude of the COVID-19 pandemic.
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

Consolidated Operating Results

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net Revenues:
Smokeable products	$11,300	$11,209	$6,050	$5,603
Oral tobacco products	1,319	1,261	693	660
Wine	317	277	167	131
All other	36	(21)	26	(27)
Net revenues	$12,972	$12,726	$6,936	$6,367
Excise Taxes on Products:
Smokeable products	$2,402	$2,543	$1,281	$1,265
Oral tobacco products	66	65	35	34
Wine	9	9	5	5
All other	1	1	1	1
Excise taxes on products	$2,478	$2,618	$1,322	$1,305
Operating Income:
OCI:
Smokeable products	$5,148	$4,820	$2,776	$2,450
Oral tobacco products	864	861	472	447
Wine	45	(366)	27	13
All other	(26)	(56)	(12)	(51)
Amortization of intangibles	(35)	(37)	(18)	(18)
General corporate expenses	(120)	(90)	(59)	(45)
Operating income	$5,876	$5,132	$3,186	$2,796
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

The following table provides a reconciliation of adjusted net earnings attributable to Altria and adjusted diluted EPS attributable to Altria for the six months ended June 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Net Earnings Attributable to Altria	Diluted EPS
2021 Reported	$4,846	$1,275	$3,571	$3,573	$1.93
NPM Adjustment Items	(32)	(8)	(24)	(24)	(0.01)
Implementation and acquisition-related costs	56	13	43	43	0.02
Tobacco and health litigation items	43	10	33	33	0.02
JUUL changes in fair value	100	—	100	100	0.05
ABI-related special items	(89)	(18)	(71)	(71)	(0.04)
Cronos-related special items	111	(5)	116	116	0.06
Loss on early extinguishment of debt	649	153	496	496	0.27
Tax items	—	(3)	3	3	—
2021 Adjusted for Special Items	$5,684	$1,417	$4,267	$4,269	$2.30

2020 Reported	$4,673	$1,185	$3,488	$3,495	$1.88
Implementation and acquisition-related costs	403	97	306	306	0.16
Tobacco and health litigation items	42	10	32	32	0.02
ABI-related special items	176	37	139	139	0.07
Cronos-related special items	1	—	1	1	—
COVID-19 special items	50	13	37	37	0.02
Tax items	—	(51)	51	51	0.03
2020 Adjusted for Special Items	$5,345	$1,291	$4,054	$4,061	$2.18

The following table provides a reconciliation of adjusted net earnings attributable to Altria and adjusted diluted EPS attributable to Altria for the three months ended June 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Net Earnings Attributable to Altria	Diluted EPS
2021 Reported	$2,909	$759	$2,150	$2,149	$1.16
Implementation and acquisition-related costs	8	2	6	6	—
Tobacco and health litigation items	8	1	7	7	—
JUUL changes in fair value	(100)	—	(100)	(100)	(0.05)
ABI-related special items	39	10	29	29	0.02
Cronos-related special items	181	(5)	186	186	0.10
Tax items	—	(9)	9	9	—
2021 Adjusted for Special Items	$3,045	$758	$2,287	$2,286	$1.23

2020 Reported	$2,565	$627	$1,938	$1,943	$1.04
Implementation and acquisition-related costs	8	2	6	6	—
Tobacco and health litigation items	18	5	13	13	0.01
ABI-related special items	120	25	95	95	0.05
Cronos-related special items	(88)	6	(94)	(94)	(0.05)
COVID-19 special items	50	13	37	37	0.02
Tax items	—	(27)	27	27	0.02
2020 Adjusted for Special Items	$2,673	$651	$2,022	$2,027	$1.09

The following special items affected the comparability of statements of earnings amounts for the six and three months ended June 30, 2021 and 2020:
▪NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation in Note 11. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 11”) and NPM Adjustment Items in Note 8, respectively.
▪Implementation and Acquisition-Related Costs: Pre-tax implementation and acquisition-related costs were $56 million and $8 million for the six and three months ended June 30, 2021, respectively. Pre-tax implementation and acquisition-related costs were $403 million and $8 million for the six and three months ended June 30, 2020, respectively. For a discussion of implementation and acquisition-related costs, see Note 8.
▪Tobacco and Health Litigation Items: For a discussion of tobacco and health litigation items and a breakdown of these costs by segment, see Note 11 and Tobacco and Health Litigation Items in Note 8, respectively.
▪JUUL Changes in Fair Value: For the six and three months ended June 30, 2021, Altria recorded a non-cash, pre-tax unrealized loss of $100 million and a non-cash, pre-tax unrealized gain of $100 million, respectively, reported as (income) losses from equity investments in its condensed consolidated statements of earnings as a result of changes in the estimated fair value of Altria’s investment in JUUL. Corresponding adjustments were made to the JUUL tax valuation allowance. For further discussion, see Note 3.
▪ABI-Related Special Items: Altria’s earnings from its equity investment in ABI for the six months ended June 30, 2021 included net pre-tax income of $89 million, consisting primarily of ABI’s completion of the issuance of a minority stake in its U.S.-based metal container operations and net mark-to-market gains on certain ABI financial instruments associated with its share commitments, partially offset by charges associated with early bond terminations by ABI.
Altria’s earnings from its equity investment in ABI for the three months ended June 30, 2021 included net pre-tax charges of $39 million, consisting primarily of charges associated with early bond terminations by ABI.
Altria’s earnings from its equity investment in ABI for the six months ended June 30, 2020 included net pre-tax charges of $176 million, consisting primarily of net mark-to-market losses on certain ABI financial instruments associated with its share commitments, partially offset by a gain resulting from ABI’s hedge on a portion of the expected proceeds from ABI’s sale of its Australia subsidiary and an additional net gain related to the completion in October 2019 of ABI’s initial public offering of a minority stake of its Asia Pacific subsidiary, Budweiser Brewing Company APAC Limited.
Altria’s earnings from its equity investment in ABI for the three months ended June 30, 2020 included net pre-tax charges of $120 million, consisting primarily of net mark-to-market losses on certain ABI financial instruments associated with its share commitments, partially offset by a gain resulting from ABI’s hedge on a portion of the expected proceeds from ABI’s sale of its Australia subsidiary.
These amounts include Altria’s respective share of amounts recorded by ABI and may also include additional adjustments related to (i) conversion from international financial reporting standards to GAAP and (ii) adjustments to Altria’s investment required under the equity method of accounting.

▪Cronos-Related Special Items: For the six and three months ended June 30, 2021 and 2020, Altria recorded net pre-tax (income) expense consisting of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2021	2020	2021	2020
(Gain) loss on Cronos-related financial instruments (1)	$(7)	$97	$103	$(40)
(Income) losses from equity investments (2)	118	(96)	78	(48)
Total Cronos-related special items - (income) expense	$111	$1	$181	$(88)
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
▪Loss on Early Extinguishment of Debt: During the first quarter of 2021, Altria recorded pre-tax losses of $649 million as a result of the completed debt tender offers and redemption of certain long-term senior unsecured notes. For further discussion, see Note 9. Debt to the condensed consolidated financial statements in Item 1 (“Note 9”).
▪COVID-19 Special Items: For the six and three months ended June 30, 2020, Altria recorded net pre-tax charges totaling $50 million directly related to disruptions caused by or efforts to mitigate the impact of the COVID-19 pandemic. For further discussion and a breakdown of these costs by segment, see COVID-19 Special Items in Note 8.
▪Tax Items: Tax items for the six and three months ended June 30, 2020 included net tax expense of $51 million and $27 million, respectively, due primarily to tax expense of $34 million and $13 million, respectively, for a tax basis adjustment to Altria’s investment in ABI and net tax expense of $12 million for both periods for adjustments resulting from amended returns and audit adjustments related to prior years.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Net revenues, which include excise taxes billed to customers, increased $246 million (1.9%), due primarily to higher net revenues in all reportable segments.
Cost of sales decreased $458 million (11.6%), due primarily to the inventory-related charges in the wine segment in 2020 (as discussed in Note 8), COVID-19 special items in 2020, NPM Adjustment Items in 2021 and lower shipment volume in the smokeable products segment, partially offset by higher per unit settlement charges and higher shipment volume in the wine segment.
Excise taxes on products decreased $140 million (5.3%), due primarily to lower shipment volume in the smokeable products segment.
Marketing, administration and research costs increased $100 million (9.7%), due primarily to higher spending in the oral tobacco products (including higher acquisition-related costs - as discussed in Note 8) and smokeable products segments and higher spending associated with the retail expansion of IQOS and Marlboro HeatSticks.
Operating income increased $744 million (14.5%), due primarily to higher operating results in the wine and smokeable products segments.
Income (losses) from equity investments, which decreased $40 million (24.1%), were negatively impacted by unfavorable special items from Altria’s equity investment in Cronos (as shown above) and the non-cash, pre-tax unrealized loss of $100 million as a result of a decrease in the estimated fair value of Altria’s investment in JUUL, partially offset by favorable ABI-related special items.
Altria’s income tax rate increased 0.9 percentage points to 26.3%. For further discussion, see Note 10. Income Taxes to the condensed consolidated financial statements in Item 1 (“Note 10”).
Reported net earnings attributable to Altria of $3,573 million increased $78 million (2.2%), due primarily to higher operating income and favorable ABI-related special items, partially offset by the loss on early extinguishment of debt, higher net charges on Cronos-related special items, the non-cash unrealized loss as a result of a decrease in the estimated fair value of Altria’s investment in JUUL and higher income taxes. Reported diluted and basic EPS attributable to Altria of $1.93, each increased by 2.7%, due to higher reported net earnings attributable to Altria and fewer shares outstanding.

Adjusted net earnings attributable to Altria of $4,269 million increased $208 million (5.1%), due primarily to higher operating income, partially offset by higher income taxes. Adjusted diluted EPS attributable to Altria of $2.30 increased by 5.5%, due to higher adjusted net earnings attributable to Altria and fewer shares outstanding.
Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
Net revenues, which include excise taxes billed to customers, increased $569 million (8.9%), due primarily to higher net revenues in all reportable segments.
Cost of sales increased $107 million (6.0%), due primarily to higher per unit settlement charges, higher shipment volume in the smokeable products and wine segments and higher manufacturing costs in the smokeable products segment.
Marketing, administration and research costs increased $55 million (11.2%), due primarily to higher spending in the smokeable products and oral tobacco products segments and higher spending associated with the retail expansion of IQOS and Marlboro HeatSticks.
Operating income increased $390 million (13.9%), due primarily to higher operating results in all reportable segments.
Income (losses) from equity investments, which increased $66 million (100.0%+), were positively impacted by the non-cash, pre-tax unrealized gain of $100 million as a result of an increase in the estimated fair value of Altria’s investment in JUUL and lower net charges on ABI-related special items, partially offset by unfavorable special items from Altria’s equity investment in Cronos (as shown above).
Altria’s income tax rate increased 1.7 percentage points to 26.1%. For further discussion, see Note 10.
Reported net earnings attributable to Altria of $2,149 million increased $206 million (10.6%), due primarily to higher operating income, the non-cash unrealized gain as a result of an increase in the estimated fair value of Altria’s investment in JUUL and lower net charges on ABI-related special items, partially offset by unfavorable Cronos-related special items. Reported diluted and basic EPS attributable to Altria of $1.16, each increased by 11.5%, due to higher reported net earnings attributable to Altria.
Adjusted net earnings attributable to Altria of $2,286 million increased $259 million (12.8%), due primarily to higher operating income. Adjusted diluted EPS attributable to Altria of $1.23 increased by 12.8%, due to higher adjusted net earnings attributable to Altria.

Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The U.S. tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of Altria’s tobacco subsidiaries and investees and Altria’s consolidated results of operations, cash flows or financial position. These challenges, some of which are discussed in more detail in Note 11, and in Part I, Item 1A. Risk Factors of the 2020 Form 10-K, include:
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
In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences are continuing to impact the tobacco industry. Altria’s tobacco subsidiaries believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral nicotine pouches. Adult smokers continue to convert from cigarettes to exclusive use of smoke-free tobacco product alternatives.
Until the second half of 2019, the e-vapor category experienced significant growth, and the number of adults who exclusively used e-vapor products also increased during that time, which, along with growth in oral nicotine pouches, negatively impacted consumption levels and sales volume of cigarettes and moist smokeless tobacco products (“MST”). Over the past eighteen months, the legislative and regulatory activities discussed below negatively impacted growth in the e-vapor category. While these activities continue to impact the e-vapor category, the category has recently been experiencing a moderate rate of growth and has become increasingly competitive.
Oral nicotine pouch retail share of the total oral tobacco category has nearly doubled in the past year. The oral nicotine pouch category is becoming increasingly competitive, and we are also monitoring the introduction of unregulated synthetic nicotine pouches, which may lead to further competition for oral nicotine pouches.
Altria and its tobacco subsidiaries believe the innovative tobacco products categories (in particular, e-vapor) will continue to be dynamic due to adult tobacco consumer exploration of a variety of tobacco product options, adult consumer perceptions of the relative risks of smoke-free products compared to cigarettes, FDA determinations on product applications and legislative actions.
Domestic cigarette industry volume for 2020 was unchanged versus the prior year, which Altria believes was the result of stay-at-home practices due to the COVID-19 pandemic and higher tobacco discretionary spending. In the six months ended June 30, 2021, we estimate that, when adjusted for calendar differences, trade inventory movements and other factors, domestic cigarette industry volume declined by 4%. Altria expects 2021 cigarette industry volume trends to continue to be most influenced by (i) changes to adult smoker stay-at-home practices, disposable income, purchasing patterns and adoption of smoke-free products, (ii) the economy (including unemployment rates and the impact of increased inflation), (iii) fiscal stimulus, (iv) cross-category movement, (v) the timing and extent of COVID-19 vaccine administration and the impact of COVID-19 variants, (vi) adult smoker purchasing behavior of those who receive the vaccine and (vii) regulatory and legislative (including excise tax) developments.
Economic conditions also impact adult tobacco consumer purchase behavior. Prior economic downturns have resulted in adult tobacco consumers choosing discount products and other lower-priced tobacco products. Although the economic impact resulting from the COVID-19 pandemic has not meaningfully increased the growth of discount and lower priced tobacco products, in part due to stimulus payments, adult tobacco consumers may still increasingly choose these products if economic conditions do not continue to improve. See Executive Summary in Item 7 above for further discussion.
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
▪Final Tobacco Marketing Rule: As required by the FSPTCA, in March 2010 the FDA promulgated a wide range of advertising and promotion restrictions for cigarettes and smokeless tobacco (1) products (the “Final Tobacco Marketing Rule”). The May 2016 deeming regulations amended the Final Tobacco Marketing Rule to expand specific provisions to all tobacco products, including cigars, pipe tobacco and e-vapor and oral nicotine products containing tobacco-derived nicotine or other tobacco derivatives, but do not include any component or part that is not made or derived from tobacco.
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
Subject to certain limitations arising from legal challenges, the Final Tobacco Marketing Rule took effect in June 2010 for cigarettes and smokeless tobacco products and in August 2016 for all other tobacco products, including e-vapor and oral nicotine pouch products (excluding unregulated synthetic oral nicotine pouch products).
▪Rulemaking and Guidance: From time to time, the FDA issues proposed regulations and guidance, which may be issued in draft or final form, generally involve public comment and may include scientific review. The FDA also may request comments on broad topics through an Advanced Notice of Proposed Rulemaking (“ANPRM”). Altria’s tobacco subsidiaries actively engage with the FDA to develop and implement the FSPTCA’s regulatory framework, including submission of comments to various FDA policies and proposals and participation in public hearings and engagement sessions.
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
▪FDA’s Comprehensive Plan for Tobacco and Nicotine Regulation: In July 2017, the FDA announced a “Comprehensive Plan for Tobacco and Nicotine Regulation” (“Comprehensive Plan”) designed to strike a balance between regulation and encouraging the development of innovative tobacco products that may be less risky than cigarettes. Since then, the FDA has issued additional information about its Comprehensive Plan in response to concerns associated with the rise in the use of e-vapor products by youth and the potential youth appeal of flavored tobacco products (see Underage Access and Use of Certain Tobacco Products below). As part of the Comprehensive Plan, the FDA:
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
The FDA pre-market authorization enforcement policy varies based on product type and date of availability in the market, specifically:
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
Modifications to currently marketed products, including modifications that result from, for example, changes to the quantity of tobacco product(s) in a package, a manufacturer being unable to acquire ingredients or a supplier being unable to maintain the consistency required in ingredients, could trigger the FDA’s pre-market or SE review processes. Through these processes, a manufacturer could receive (i) a “not substantially equivalent” determination, (ii) a denial of a PMTA or (iii) a marketing order withdrawal by the FDA on one or more products, which would require the removal of the product or products from the market. Such actions could have a material adverse impact on the business and consolidated results of operations of our tobacco subsidiaries and investees, and the cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.
Provisional Products: Most cigarette and smokeless tobacco products currently marketed by Philip Morris USA Inc. (“PM USA”) and U.S. Smokeless Tobacco Company LLC (“USSTC”) are Provisional Products. Altria’s subsidiaries timely submitted SE reports for these Provisional Products. PM USA and USSTC have received SE determinations on certain Provisional Products. Those products that were found by the FDA to be not substantially equivalent (certain smokeless tobacco products) had been discontinued for business reasons prior to the FDA’s determinations; therefore, those determinations did not impact business results. PM USA and USSTC have other Provisional Products that continue to be subject to the FDA’s pre-market review process. In the meantime, they can continue marketing these products unless the FDA determines that a specific Provisional Product is not substantially equivalent.
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
Products Regulated in 2016: Manufacturers of products first regulated by the FDA in 2016, including cigars, oral nicotine pouches and e-vapor products, that were on the market as of August 8, 2016 and not subsequently modified must have filed an SE report or PMTA by the filing deadline of September 9, 2020 in order for their products to remain on the market. At the FDA’s discretion, these products can remain on the market during FDA review for up to one year from the date of the application with additional case-by-case discretion to remain on the market after that time, so long as the report or application was timely filed with the FDA. Due to the large number of applications received by September 9, 2020, the FDA has indicated

that it does not expect to complete reviewing all applications by September 9, 2021. It is uncertain when and for how long the FDA may permit such products to remain on the market pursuant to its case-by-case discretion. For products (new or modified) not on the market as of August 8, 2016, manufacturers must file an SE report or PMTA and receive FDA authorization prior to marketing the product.
Helix Innovations LLC (“Helix”) submitted PMTAs for on! oral nicotine pouches in May 2020, which are currently under review by the FDA. JUUL submitted PMTAs to the FDA for its e-vapor device and the related tobacco and menthol flavors in July 2020. Middleton has received market orders or exemptions that cover over 98% of its cigar product volume and filed SE reports for its remaining cigar product volume by the filing deadline.
In December 2013, Altria’s subsidiaries entered into a series of agreements with Philip Morris International Inc. (“PMI”), including an agreement that grants Altria an exclusive right to commercialize certain of PMI’s heated tobacco products in the United States, subject to FDA authorization of the applicable products. PMI submitted a PMTA and a modified risk tobacco product application with the FDA for its electronically heated tobacco products comprising the IQOS Tobacco Heating System. In April 2019, the FDA authorized the PMTA for the IQOS Tobacco Heating System and in July 2020, the FDA authorized the marketing of this system as a modified risk tobacco product (“MRTP”) with a reduced exposure claim. The IQOS electronic device heats but does not burn tobacco. In December 2020, the FDA authorized the PMTA for IQOS 3, an updated version of the IQOS electronic device. The MRTP authorization for the original IQOS electronic device currently does not apply to the IQOS 3 device. PMI submitted an MRTP application for the IQOS 3 electronic device in March 2021, which is currently under review by the FDA.
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
Effect of Adverse FDA Determinations: FDA review time frames have varied. It is therefore difficult to predict the duration of FDA reviews of SE reports or PMTAs. Failure of manufacturers to submit applications by the applicable deadline, an unfavorable determination on an application or the withdrawal by the FDA of a prior marketing order could result in the removal of products from the market. These manufacturers would have the option of marketing products that have received FDA pre-market authorization or Grandfathered Products. A “not substantially equivalent” determination, a denial of a PMTA or a marketing order withdrawal by the FDA on one or more products (which would require the removal of the product or products from the market) could have a material adverse impact on the business and consolidated results of operations of our tobacco subsidiaries and investees, and the cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.
▪FDA Regulatory Actions
▪Graphic Warnings: In March 2020, the FDA issued a final rule requiring 11 textual warnings accompanied by color graphics depicting certain negative health consequences of smoking on cigarette packaging and advertising. As a result of a March 2021 court order related to the COVID-19 pandemic and a May 2021 court order resulting from a lawsuit brought by R.J. Reynolds Tobacco Company (“R.J. Reynolds”) and others against the FDA, the final rule will be effective July 13, 2022. PM USA and other cigarette manufacturers have filed lawsuits challenging the final rule on substantive and procedural grounds.
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
In March 2019, the FDA issued draft guidance further proposing restrictions to address underage e-vapor use. This guidance, which the FDA finalized in January 2020, states that the FDA intends to prioritize enforcement action against:
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
Some e-vapor product manufacturers filed PMTAs for flavored tobacco products. FDA enforcement action could result in tobacco products being removed from the market unless and until these products receive pre-market authorization from the FDA. If FDA enforcement action is taken against currently marketed JUUL e-vapor products (tobacco and menthol), and a significant number of those products are removed from the market or if the FDA does not ultimately allow for the reintroduction of flavors other than tobacco and menthol, it could adversely affect the value of Altria’s investment in JUUL and have a material adverse effect on Altria’s consolidated financial position or earnings.
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
▪Flavors in Tobacco Products: As discussed above under FDA’s Comprehensive Plan for Tobacco and Nicotine Regulation, the FDA indicated that it is considering proposing rulemaking for a product standard that would seek to ban menthol in combustible tobacco products, including cigarettes and cigars, and that it intends to propose a product standard that would ban characterizing flavors in all cigars, including Grandfathered Products and those that have received SE determinations from the FDA - an intention reiterated in the FDA’s January 2020 guidance. In March 2018, the FDA issued an ANPRM seeking comments on the role, if any, that flavors (including menthol) in tobacco products may play in attracting youth and in helping some smokers switch to potentially less harmful forms of nicotine delivery. In the context of litigation, in April 2021, the FDA issued a response to a 2013 citizen petition requesting that the FDA prohibit menthol as a characterizing flavor in cigarettes. In the response, the FDA announced it intends to develop and propose two product standards within one year that would (i) ban menthol as a characterizing flavor in cigarettes and (ii) ban all characterizing flavors (including menthol) in cigars. While the FDA has yet to define “characterizing flavors” with respect to cigars, most of Middleton’s cigar products contain added flavors and may be subject to any action by the FDA to ban flavors in cigars.
If any such product standards become final and are appealed and upheld in the courts, it could have a material adverse effect on the business of our tobacco subsidiaries and investees, and the consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.
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
▪Good Manufacturing Practices: The FSPTCA requires that the FDA promulgate good manufacturing practice regulations (referred to by the FDA as “Requirements for Tobacco Product Manufacturing Practice”) for tobacco product manufacturers, but does not specify a timeframe for such regulations. Compliance with any such regulations could result in increased costs, which could have a material adverse effect on the financial position of Altria, its tobacco subsidiaries and its investees, including adversely affecting the value of Altria’s investment in JUUL.
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
The FSPTCA imposes user fees on cigarette, cigarette tobacco, smokeless tobacco, cigar and pipe tobacco manufacturers and importers to pay for the cost of regulation and other matters. The FSPTCA does not impose user fees on e-vapor or oral nicotine pouch manufacturers. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA user fees and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the FSPTCA and FDA regulations. Payments for user fees are adjusted for several factors, including market share and industry volume. For a discussion of the impact of the FDA user fee payments on Altria, see Debt and Liquidity - Payments Under State Settlement Agreements and FDA Regulation below. In addition, compliance with the FSPTCA’s regulatory requirements has resulted, and will continue to result, in additional costs for Altria’s tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter or year to date period but could become material, either individually or in the aggregate, to one or more of Altria’s tobacco subsidiaries.
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
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and July 26, 2021, the weighted-average state cigarette excise tax increased from $0.36 to $1.89 per pack. As of July 26, 2021, one state, Maryland, has enacted new legislation increasing cigarette excise taxes in 2021, but various increases are under consideration or have been proposed at the federal, state and local levels.
A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria’s subsidiaries support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of July 26, 2021, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST.
An increasing number of states and localities also are imposing excise taxes on e-vapor and oral nicotine pouches. As of July 26, 2021, 30 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 11 states and the District of Columbia have enacted legislation to tax oral nicotine pouches. Tax increases could have an adverse impact on the sales of these products.
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
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of July 26, 2021, 181 countries, as well as the European Community, have become parties to the FCTC. While the U.S. is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
State Settlement Agreements
As discussed in Note 11, during 1997 and 1998, PM USA and other major domestic cigarette manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. For a discussion of the impact of the State Settlement Agreements on Altria, see Debt and Liquidity - Payments Under State Settlement Agreements and FDA Regulation below and Note 11. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). The State Settlement Agreements also place restrictions on the use of brand name sponsorships and brand name non-tobacco products and prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: A number of states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings and (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of July 26, 2021, three states are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, Utah, New York and Illinois) and the District of Columbia have passed such legislation. Some of these states, such as New York, Utah and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway.
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
Massachusetts passed legislation capping the amount of nicotine in e-vapor products. Similar legislation is pending in one other state.
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
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: After a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, in December 2019, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of July 26, 2021, 39 states and the District of Columbia have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on sales volume of our tobacco businesses, as discussed above under Underage Access and Use of Certain Tobacco Products, Altria supported raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, reflecting its longstanding commitment to combat underage tobacco use.
▪Health Effects of Tobacco Products, Including E-vapor Products: Reports with respect to the health effects of smoking have been publicized for many years, including various reports by the U.S. Surgeon General. In 2019, there were public health advisories concerning vaping-related lung injuries and deaths and, more recently, there have been health concerns raised about potential increased risks associated with COVID-19 among smokers and vapers. Altria and its tobacco subsidiaries believe that the public should be guided by the messages of the U.S. Surgeon General and public health authorities worldwide in making decisions concerning the use of tobacco products, including e-vapor products.
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
▪Other Legislation or Governmental Initiatives: In addition to the actions discussed above, other regulatory initiatives affecting the tobacco industry have been adopted or are being considered at the federal level and in a number of state and local jurisdictions. For example, during the COVID-19 pandemic, state and local governments required additional health and safety requirements of all businesses, including tobacco manufacturing and other facilities. State and local governments also mandated the temporary closure of some businesses. While many restrictions have eased, it is possible that tobacco manufacturing and other facilities and the facilities of our suppliers, our suppliers’ suppliers and our trade partners could be subject to additional government-mandated temporary closures. Additionally, in recent years, legislation has been introduced or enacted at the state or local level to subject tobacco products to various reporting requirements and performance standards; establish educational campaigns relating to tobacco consumption or tobacco control programs or provide additional funding for governmental tobacco control activities; restrict the sale of tobacco products in certain retail establishments and the sale of tobacco products in certain package sizes; require tax stamping of smokeless tobacco products; require the use of state tax stamps using data encryption technology; and further restrict the sale, marketing and advertising of cigarettes and other tobacco products. Such legislation may be subject to constitutional or other challenges on various grounds, which may or may not be successful.
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

▪Governmental Investigations: From time to time, Altria, its subsidiaries and investees are subject to governmental investigations on a range of matters.  For example: (i) the U.S. Federal Trade Commission (the “FTC”) issued a Civil Investigative Demand (“CID”) to Altria while conducting its antitrust review of Altria’s investment in JUUL seeking information regarding, among other things, Altria’s role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee (see Note 11 for a description of the FTC’s administrative complaint against Altria and JUUL); (ii) the U.S. Securities and Exchange Commission (“SEC”) commenced an investigation relating to Altria’s acquisition, disclosures and accounting controls in connection with the JUUL investment; and (iii) the New York State Office of the Attorney General issued a subpoena to Altria seeking documents relating to Altria’s investment in and provision of services to JUUL. Additionally, JUUL is currently under investigation by various federal and state agencies, including the SEC, the FDA and the FTC, and state attorneys general.  Such investigations vary in scope but at least some appear to include JUUL’s marketing practices, particularly as such practices relate to youth, and Altria may be asked in the context of those investigations to provide information concerning its investment in JUUL or relating to its marketing of Nu Mark LLC e-vapor products. In June 2021, JUUL reached a settlement with the North Carolina Attorney General, agreeing to pay the state approximately $40 million and to alter its business practices in the state by, among other restrictions, not (i) targeting its advertising to minors, (ii) using anyone in its marketing materials who is younger than 35 years old and (iii) paying for influencers to promote its products.
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
Altria’s tobacco subsidiaries communicate with wholesale and retail trade members regarding illicit trade in tobacco products and how they can help prevent such activities, enforce wholesale and retail trade programs and policies that address illicit trade in tobacco products and, when necessary, litigate to protect their trademarks.
Price, Availability and Quality of Tobacco, Other Raw Materials, Ingredients and Component Parts
Shifts in crops (such as those driven by economic conditions and adverse weather patterns), government restrictions and mandated prices, production control programs, economic trade sanctions, import duties and tariffs, international trade disruptions, inflation, geopolitical instability, climate and environmental changes and disruptions due to man-made or natural disasters may increase the cost or reduce the supply or quality of tobacco or other raw materials or ingredients or component parts used to manufacture our companies’ and our investees’ products. Any significant change in the price, availability or quality of tobacco, other raw materials, ingredients or component parts used to manufacture our products and those of our investees could restrict our subsidiaries’ and investees’ ability to continue manufacturing and marketing existing products or impact adult consumer product acceptability and adversely affect our subsidiaries’ and investees’ profitability and businesses.
With respect to tobacco, as with other agricultural commodities, crop quality and availability can be influenced by variations in weather patterns, including those caused by climate change. Additionally, the price and availability of tobacco leaf can be influenced by economic conditions and imbalances in supply and demand. Economic conditions, including the economic effects of the COVID-19 pandemic, are unpredictable, which, among other factors, may result in changes in the patterns of demand for agricultural products and the cost of tobacco production which could impact tobacco leaf prices and tobacco supply. In addition, as consumer demand increases for smoke-free products and decreases for combustible products, the volume of tobacco leaf required for production may decrease. The reduced demand for tobacco leaf may result in the reduced supply and availability of domestic tobacco as growers divert resources to other crops.
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
The COVID-19 pandemic also may limit access to and increase the cost of raw materials, component parts and personal protective equipment as U.S. and global suppliers temporarily shut down facilities in order to address exposure to the virus or as a result of a government mandate. In addition, the COVID-19 pandemic has also led to labor shortages with employers in a number of industries having difficulty employing workers. These shortages have led to certain increases in raw material, ingredient and component part prices and potential disruptions in the supply chain; however, to date, the impact has been immaterial.
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

Operating Results
Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for the smokeable products segment:

	Operating Results
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Net revenues	$11,300	$11,209	0.8%	$6,050	$5,603	8.0%
Excise taxes	(2,402)	(2,543)		(1,281)	(1,265)
Revenues net of excise taxes	$8,898	$8,666		$4,769	$4,338

Reported OCI	$5,148	$4,820	6.8%	$2,776	$2,450	13.3%
NPM Adjustment Items	(32)	—		—	—
Tobacco and health litigation items	43	39		8	17
COVID-19 special items	—	41		—	41
Adjusted OCI	$5,159	$4,900	5.3%	$2,784	$2,508	11.0%

Reported OCI margins (1)	57.9%	55.6%	2.3 pp	58.2%	56.5%	1.7 pp
Adjusted OCI margins (1)	58.0%	56.5%	1.5 pp	58.4%	57.8%	0.6 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Net revenues, which include excise taxes billed to customers, increased $91 million (0.8%), due primarily to higher pricing ($704 million), which includes higher promotional investments, partially offset by lower shipment volume ($614 million).
Reported OCI increased $328 million (6.8%), due primarily to higher pricing ($696 million), which includes higher promotional investments, COVID-19 special items in 2020 ($41 million) and 2021 NPM Adjustment Items ($32 million), partially offset by lower shipment volume ($377 million) and higher per unit settlement charges.
Adjusted OCI increased $259 million (5.3%), due primarily to higher pricing, which includes higher promotional investments, partially offset by lower shipment volume and higher per unit settlement charges.

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
Net revenues, which include excise taxes billed to customers, increased $447 million (8.0%), due primarily to higher pricing ($336 million), which includes higher promotional investments, and higher shipment volume ($101 million).
Reported OCI increased $326 million (13.3%), due primarily to higher pricing ($332 million), which includes higher promotional investments, higher shipment volume ($51 million) and COVID-19 special items in 2020 ($41 million), partially offset by higher per unit settlement charges and higher costs.
Adjusted OCI increased $276 million (11.0%), due primarily to higher pricing, which includes higher promotional investments, and higher shipment volume, partially offset by higher per unit settlement charges and higher costs.
Shipment Volume and Retail Share Results
The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(sticks in millions)	2021	2020	Change	2021	2020	Change
Cigarettes:
Marlboro	41,754	43,632	(4.3)%	22,339	21,790	2.5%
Other premium	2,138	2,265	(5.6)%	1,157	1,128	2.6%
Discount	3,428	4,075	(15.9)%	1,810	2,030	(10.8)%
Total cigarettes	47,320	49,972	(5.3)%	25,306	24,948	1.4%
Cigars:
Black & Mild	932	849	9.8%	453	419	8.1%
Other	4	5	(20.0)%	3	3	—%
Total cigars	936	854	9.6%	456	422	8.1%
Total smokeable products	48,256	50,826	(5.1)%	25,762	25,370	1.5%
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
The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2021	2020	Percentage Point Change	2021	2020	Percentage Point Change
Cigarettes:
Marlboro	43.2%	42.7%	0.5	43.2%	42.7%	0.5
Other premium	2.3	2.3	—	2.3	2.3	—
Discount	3.5	4.0	(0.5)	3.5	3.9	(0.4)
Total cigarettes	49.0%	49.0%	—	49.0%	48.9%	0.1
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

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
The smokeable products segment’s reported domestic cigarettes shipment volume decreased 5.3%, driven primarily by the industry’s rate of decline, calendar differences and other factors. When adjusted for calendar differences, trade inventory movements and other factors, the smokeable products segment’s reported domestic cigarettes shipment volume decreased by an estimated 4%. When adjusted for calendar differences, trade inventory movements and other factors, total estimated domestic cigarette industry volumes decreased by an estimated 4%.
Shipments of premium cigarettes accounted for 92.8% and 91.8% of the smokeable products segment’s reported domestic cigarettes shipment volume for the six months ended June 30, 2021 and 2020, respectively.
Total cigarettes industry discount category retail share remained unchanged at 25.1%.
Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020
The smokeable products segment’s reported domestic cigarettes shipment volume increased 1.4%, driven primarily by trade inventory movements, partially offset by the industry’s rate of decline. When adjusted for trade inventory movements, the smokeable products segment’s reported domestic cigarettes shipment volume decreased by an estimated 4.5%. When adjusted for trade inventory movements, total estimated domestic cigarette industry volumes decreased by an estimated 5%.
Shipments of premium cigarettes accounted for 92.8% and 91.9% of the smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended June 30, 2021 and 2020, respectively.
Sequentially, Marlboro retail share of the total cigarette category increased 0.1 share point.
Total cigarettes industry discount category retail share increased 0.1 share point to 25.0%. Sequentially, the discount category decreased 0.3 share points.
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
Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for the oral tobacco products segment:

	Operating Results
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Net revenues	$1,319	$1,261	4.6%	$693	$660	5.0%
Excise taxes	(66)	(65)		(35)	(34)
Revenues net of excise taxes	$1,253	$1,196		$658	$626

Reported OCI	$864	$861	0.3%	$472	$447	5.6%
Acquisition-related costs	$37	$2		—	—
COVID-19 special items	—	9		—	9
Adjusted OCI	$901	$872	3.3%	$472	$456	3.5%

Reported OCI margins (1)	69.0%	72.0%	(3.0) pp	71.7%	71.4%	0.3 pp
Adjusted OCI margins (1)	71.9%	72.9%	(1.0) pp	71.7%	72.8%	(1.1)pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Net revenues, which include excise taxes billed to customers, increased $58 million (4.6%), due primarily to higher pricing ($52 million), which includes higher promotional investments in on!.
Reported OCI was essentially unchanged as higher pricing, which includes higher promotional investments in on!, was mostly offset by higher costs ($47 million, which includes higher acquisition-related costs).
Adjusted OCI increased $29 million (3.3%), due primarily to higher pricing, which includes higher promotional investments in on!, partially offset by higher costs and unfavorable shipment volume mix. Adjusted OCI margins declined by 1.0 percentage point to 71.9%, due to changes in shipment volume mix between the segment’s MST and oral nicotine pouch products.
Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
Net revenues, which include excise taxes billed to customers, increased $33 million (5.0%), due primarily to higher pricing ($26 million), which includes higher promotional investments in on!.
Reported OCI increased $25 million (5.6%), due primarily to higher pricing, which includes higher promotional investments in on!.
Adjusted OCI increased $16 million (3.5%), due primarily to higher pricing, which includes higher promotional investments in on!, partially offset by higher costs. Adjusted OCI margins declined by 1.1 percentage points to 71.7%, due to changes in shipment volume mix between the segment’s MST and oral nicotine pouch products.
Shipment Volume and Retail Share Results
The following table summarizes oral tobacco products segment shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(cans and packs in millions)	2021	2020	Change	2021	2020	Change
Copenhagen	257.0	263.9	(2.6)%	134.1	138.9	(3.5)%
Skoal	100.5	104.9	(4.2)%	52.3	53.6	(2.4)%
Other (includes Red Seal and on!)	58.0	41.7	39.1%	31.2	21.3	46.5%
Total oral tobacco products	415.5	410.5	1.2%	217.6	213.8	1.8%
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
The following table summarizes oral tobacco products segment retail share performance (excluding international volume):

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2021	2020	Percentage Point Change	2021	2020	Percentage Point Change
Copenhagen	30.0%	32.2%	(2.2)	29.9%	32.0%	(2.1)
Skoal	12.9	14.3	(1.4)	12.8	14.2	(1.4)
Other (includes Red Seal and on!)	5.1	3.7	1.4	5.1	3.8	1.3
Total oral tobacco products	48.0%	50.2%	(2.2)	47.8%	50.0%	(2.2)
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

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
The oral tobacco products segment’s reported domestic shipment volume increased 1.2%, driven primarily by the growth of oral nicotine pouches and trade inventory movements, partially offset by retail share losses (primarily due to the growth of oral nicotine pouches), calendar differences and other factors. When adjusted for trade inventory movements and calendar differences, the oral tobacco products segment’s reported domestic shipment volume increased by an estimated 0.5%.
Total oral tobacco products category industry volume increased by an estimated 5% over the six months ended June 30, 2021, driven by growth in oral nicotine pouches.
Retail share losses in the oral tobacco products segment, including Copenhagen, were due to the growth of oral nicotine pouches.
Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020
The oral tobacco products segment’s reported domestic shipment volume increased 1.8%, driven primarily by the growth of oral nicotine pouches, trade inventory movements, calendar differences and other factors, partially offset by retail share losses (primarily due to the growth of oral nicotine pouches). When adjusted for trade inventory movements and calendar differences, the oral tobacco products segment’s reported domestic shipment volume increased by an estimated 1%.
The oral tobacco products segment’s retail share was 47.8% and Copenhagen continued to be the leading oral tobacco brand with retail share of 29.9%. Share losses in the oral tobacco products segment, including Copenhagen, were due to the growth of oral nicotine pouches.
Total oral tobacco category share for on! was 2.0% in the second quarter, an increase of 0.3% sequentially.
In the second quarter of 2021, Helix achieved unconstrained on! manufacturing capacity for the U.S. market. Helix plans to further increase on! capacity ahead of expected demand. As of the end of the second quarter, Helix had broadened the distribution of on! to approximately 105,000 stores, representing approximately 80% of total industry oral tobacco volume and 70% of cigarette volume.
Pricing Actions
USSTC executed the following pricing actions during 2021 and 2020:
▪Effective June 29, 2021, USSTC increased the list price on its Skoal Blend products by $0.46 per can. USSTC also increased the list price on its Red Seal and Copenhagen brands and the balance of its Skoal products by $0.05 per can. In addition, USSTC decreased the price on its Husky brand by $1.65 per can.
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
Adult consumer preferences among alcohol categories and within the wine category can shift due to a variety of factors, including changes in taste preferences, demographics or social trends, and changes in leisure, dining and beverage consumption patterns and economic conditions. Evolving adult consumer preferences pose strategic challenges for Ste. Michelle, which has seen slowing growth in the wine category and increases in inventory levels in recent periods. Ste. Michelle has been experiencing product volume demand uncertainty, which was further negatively impacted in 2020 and the first half of 2021 by the COVID-19 pandemic (including economic uncertainty and government actions that restrict direct-to-consumer sales and on-premise sales).
As a result of wine inventory levels significantly exceeding long-term forecasted demand, Ste. Michelle recorded pre-tax charges of $394 million in the first six months of 2020. The charges consisted primarily of (i) the write-off of inventory ($292 million) and (ii) estimated losses on future non-cancelable grape purchase commitments ($100 million) recorded in the first quarter of 2020. For further discussion, see Note 8. Evolving adult consumer preferences, an economic downturn, an extended disruption in on-premise sales or facility shutdowns, either voluntary or government-mandated, could result in a further slowdown in the wine category and otherwise have a material adverse effect on Ste. Michelle’s wine business, the consolidated results of operations, cash flows or financial position of Ste. Michelle.
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
On July 8, 2021, UST entered into a share purchase agreement pursuant to which UST agreed to sell its subsidiary, IWS, which includes Ste. Michelle, to an entity controlled by investment funds managed by Sycamore Partners Management, L.P. (“Sycamore Partners”) in an all-cash transaction with a purchase price of approximately $1.2 billion and the assumption of certain liabilities of IWS and its subsidiaries (the “Ste. Michelle Transaction”). For further discussion, see Note 13.
Operating Results
Financial Results and Shipment Volume
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for the wine segment:

	Operating Results
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Net revenues	$317	$277	14.4%	$167	$131	27.5%
Excise taxes	(9)	(9)		(5)	(5)
Revenues net of excise taxes	$308	$268		$162	$126

Reported OCI (Loss)	$45	$(366)	100.0+ %	$27	$13	100.0+ %
Implementation costs	1	394		—	2
Adjusted OCI	$46	$28	64.3%	$27	$15	80.0%

Reported OCI margins (1)	14.6%	(100.0)%+	100.0%+	16.7%	10.3%	6.4 pp
Adjusted OCI margins (1)	14.9%	10.4%	4.5 pp	16.7%	11.9%	4.8 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Net revenues, which include excise taxes billed to customers, increased $40 million (14.4%), due primarily to higher shipment volume, improved mix and higher pricing.
Reported OCI increased $411 million (100.0%+), due primarily to 2020 inventory-related charges discussed in Note 8 (included in implementation costs and charged to cost of sales).
Adjusted OCI increased $18 million (64.3%), due primarily to higher shipment volume, higher pricing and improved mix.
For the six months ended June 30, 2021, Ste. Michelle’s reported wine shipment volume increased 9.5% to 3,610 thousand cases.
Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
Net revenues, which include excise taxes billed to customers, increased $36 million (27.5%), due primarily to higher shipment volume and improved mix.
Reported and adjusted OCI increased $14 million (100.0%+) and $12 million (80.0%), respectively, due primarily to higher shipment volume and improved mix.
For the three months ended June 30, 2021, Ste. Michelle’s reported wine shipment volume increased 17.9% to 1,865 thousand cases.
Financial Review
Cash Provided by/Used in Operating Activities
During the first six months of 2021, net cash provided by operating activities was $2,679 million compared with $4,946 million during the first six months of 2020. This decrease was due primarily to higher tax payments (federal, state and excise), which were deferred in the second quarter of 2020 as permitted under federal and state COVID-19 tax relief, and higher settlement payments partially offset by higher net revenues.
Altria had a working capital deficit at June 30, 2021 and December 31, 2020. Altria’s management believes that Altria has the ability to fund working capital deficits with cash provided by operating activities and borrowings through its access to credit and capital markets, as discussed in the Debt and Liquidity section below.
Cash Provided by/Used in Investing Activities
During the first six months of 2021, net cash used in investing activities was $9 million compared with $63 million during the first six months of 2020. This decrease was due primarily to lower capital expenditures.
Cash Provided by/Used in Financing Activities
During the first six months of 2021, net cash used in financing activities was $5,749 million compared with $2,149 million during the first six months of 2020. This change was due primarily to the following:
▪repayment of $5.0 billion of Altria senior unsecured notes in connection with the 2021 debt tender offers and redemption and the premiums and fees in connection with the debt tender offers described below and in Note 9;
▪proceeds of $2.0 billion from the issuance of long-term senior unsecured notes in 2020;
▪repayment of $1.5 billion in full of Altria senior unsecured notes at scheduled maturity in May 2021;
▪repurchases of common stock in 2021;
▪higher dividends paid in 2021; and
▪purchase of the remaining 20% interest in Helix;
partially offset by:
▪proceeds of $5.5 billion from the issuance of long-term senior unsecured notes used to repurchase and redeem senior unsecured notes in connection with the 2021 debt tender offers and redemption; and
▪repayment of $1.0 billion in full of Altria senior unsecured notes at scheduled maturity in January 2020.
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

Credit Ratings - Altria’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under Altria’s senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”) is discussed in Note 9.
At June 30, 2021, the credit ratings and outlook for Altria’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Stable
Standard & Poor’s Financial Services LLC (“S&P”)	A-2	BBB	Stable
Fitch Ratings Inc.	F2	BBB	Stable
Credit Lines - From time to time, Altria has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs.
At June 30, 2021, Altria’s Credit Agreement, which is used for general corporate purposes, had $3.0 billion available and Altria was in compliance with the covenants in the Credit Agreement. Altria expects to continue to meet the covenants in the Credit Agreement. For further discussion, including interest and covenants in the Credit Agreement, see Note 9.
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
COVID-19 Pandemic - Despite the uncertainty surrounding the COVID-19 pandemic, including its duration, severity and ultimate overall impact on the global and U.S. economies and the businesses of Altria’s operating companies, including some volatility in the commercial paper markets in March 2020, Altria has not experienced a material adverse impact to its liquidity.
Ste. Michelle Transaction - Altria expects to use the net proceeds from the Ste. Michelle Transaction for additional share repurchases. Altria’s existing share repurchase authorization is limited to $2 billion; therefore, additional share repurchases in connection with the Ste. Michelle Transaction are subject to approval by Altria’s Board of Directors (the “Board of Directors” or “Board”). For further details, see Note 13.
Debt - At June 30, 2021 and December 31, 2020, Altria’s total debt was $28.2 billion and $29.5 billion, respectively.
In May 2021, Altria repaid in full senior unsecured notes in the aggregate principal amount of $1.5 billion at maturity.
In February 2021, Altria issued long-term senior unsecured notes in the aggregate principal amount of $5.5 billion (the “Notes”). The net proceeds from the Notes were used (i) to fund the purchase and redemption of certain unsecured notes and payment of related fees and expenses, as described below, and (ii) for other general corporate purposes.
During the first quarter of 2021, Altria (i) completed debt tender offers to purchase for cash certain of its long-term senior unsecured notes in the aggregate principal amount of $4,042 million and (ii) redeemed all of its outstanding 3.490% Notes due 2022 in an aggregate principal amount of $1.0 billion. As a result, for the six months ended June 30, 2021, Altria recorded pre-tax losses on early extinguishment of debt of $649 million, which included premiums and fees of $623 million and the write-off of related unamortized debt discounts and debt issuance costs of $26 million.
As a result of the first quarter debt transactions, Altria reduced its near-term maturity towers and extended the weighted-average maturity of its debt. In addition, the weighted-average coupon interest rate on total long-term debt decreased to 4.0% at June 30, 2021 from 4.1% at December 31, 2020.
For further details on long-term debt, including the terms of the Notes, the debt tender offers and the redemption, see Note 9.
Guarantees and Other Similar Matters - As discussed in Note 11, Altria and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at June 30, 2021. From time to time, subsidiaries of Altria also issue lines of credit to affiliated entities. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 9, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under the commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity. For further discussion regarding Altria’s liquidity, see the Debt and Liquidity section above.
Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 11, PM USA has entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA.

Altria’s subsidiaries recorded $2.2 billion and $2.3 billion of charges to cost of sales for the six months ended June 30, 2021 and 2020, respectively, and $1.2 billion of charges to cost of sales for both the three months ended June 30, 2021 and 2020, in connection with the State Settlement Agreements and FDA user fees. For further discussion of the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 11.
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
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of June 30, 2021, PM USA had posted appeal bonds totaling $50 million, which have been collateralized with restricted cash that is included in assets on the condensed consolidated balance sheet.
Although litigation is subject to uncertainty and an adverse outcome or settlement of litigation could have a material adverse effect on the financial position, cash flows or results of operations of PM USA, UST LLC or Altria in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 11, management expects cash flow from operations, together with Altria’s access to capital markets, to provide sufficient liquidity to meet ongoing business needs.
Equity and Dividends
Dividends paid during the first six months of 2021 and 2020 were $3,196 million and $3,126 million, respectively, an increase of 2.2%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria in 2021 under its share repurchase program. The current annualized dividend rate is $3.44 per share. Altria maintains its long-term objective of a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. Future dividend payments remain subject to the discretion of the Board.
For a discussion of Altria’s share repurchase programs, see Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Item 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.
New Accounting Guidance Not Yet Adopted
See Note 12. New Accounting Guidance Not Yet Adopted to the condensed consolidated financial statements in Item 1 for a discussion of issued accounting guidance applicable to, but not yet adopted by, Altria.
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

Summarized Balance Sheets
(in millions of dollars)

	Parent		Guarantor
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Assets
Due from Non-Guarantor Subsidiaries	$130	$112	$199	$199
Other current assets	2,105	4,896	712	734
Total current assets	$2,235	$5,008	$911	$933

Due from Non-Guarantor Subsidiaries	$4,790	$4,790	$—	$—
Other assets	17,241	16,883	1,858	1,983
Total non-current assets	$22,031	$21,673	$1,858	$1,983

Liabilities
Due to Non-Guarantor Subsidiaries	$1,076	$1,169	$736	$656
Other current liabilities	1,996	3,688	3,092	4,539
Total current liabilities	$3,072	$4,857	$3,828	$5,195

Total non-current liabilities	$31,387	$30,958	$1,052	$1,268

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Six Months Ended June 30, 2021
	Parent (1)	Guarantor
Net revenues	$—	$10,784
Gross profit	—	5,473
Net earnings (losses)	(603)	3,581
(1) For the six months ended June 30, 2021, net earnings includes $115 million of intercompany interest income from non-guarantor subsidiaries.
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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could differ materially from those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in Altria’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in, or implied by, any forward-looking statements made by Altria; any such statement is qualified by reference to the following cautionary statements. We elaborate on these important factors and the risks we face throughout this Form 10-Q, particularly in Item 1A and the “Business Environment” section preceding our discussion of the operating results of our segments, and in our publicly filed reports, including our 2020 Form 10-K. These factors include the following:

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
▪our inability to consummate the sale of Ste. Michelle as expected (including uncertainties related to Sycamore Partners’ ability to obtain the necessary financing to consummate the Ste. Michelle Transaction); the risks that one or more of the conditions to the consummation of the Ste. Michelle Transaction may not be satisfied; the risks that regulatory approvals required for the Ste. Michelle Transaction may not be obtained in a timely manner, if at all; and our inability to realize our expectations regarding the timing, completion and other matters relating to the Ste. Michelle Transaction, including its expected benefits;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The fair value of Altria’s long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting from changes in market interest rates. The following table provides the fair value of Altria’s long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates at June 30, 2021 and December 31, 2020:

(in billions)	June 30, 2021	December 31, 2020
Fair value	$31.4	$34.7
Decrease in fair value from a 1% increase in market interest rates	2.9	2.7
Increase in fair value from a 1% decrease in market interest rates	3.4	3.1
Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”), or any mutually agreed upon benchmark rate, plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s and S&P. The applicable percentage based on Altria’s long-term senior unsecured debt ratings at June 30, 2021 borrowings under the Credit Agreement was 1.0%. At June 30, 2021 and December 31, 2020, Altria had no borrowings under the Credit Agreement.

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
The following table provides (i) fair values of the Fixed-price Preemptive Rights and Cronos warrants and (ii) the change in fair value based on a 10% increase or decrease in the quoted market price of Cronos shares at June 30, 2021 and December 31, 2020:

	Fixed-price Preemptive Rights		Cronos Warrant
(in millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Fair values	$20	$24	$150	$139
Change in fair value based on a 10% increase/decrease in the quoted market price of Cronos shares	5	6	34	28

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
In certain litigation, Altria, its subsidiaries and its investees may face potentially significant non-monetary remedies that could have a material adverse effect on our businesses. For example, in the lawsuit brought by the United States Department of Justice discussed in Note 11, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of “corrective statements.” In the patent lawsuit pending before the United States International Trade Commission (“ITC”) discussed in Note 11, the plaintiffs seek a prohibition on the importation of the IQOS electronic device, HeatSticks and component parts into the United States and on the sale of any such products previously imported into the United States. Due to the uncertainty of this litigation, in July 2021, PM USA decided to delay further expansion of the IQOS electronic device and Marlboro HeatSticks.
In 2019, we determined that our investment in JUUL was impaired in part due to the increase in the number and type of legal cases pending against JUUL. Altria and PM USA are also defendants in many of these cases. In addition, in April 2020 the FTC issued an administrative complaint against Altria and JUUL alleging that Altria’s 35% investment in JUUL and the associated agreements constitute unreasonable restraint on trade. E-vapor litigation and the FTC action, including the remedies the FTC is seeking, are further discussed in Note 11.
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
Our proposed sale of our subsidiary, IWS, which includes Ste. Michelle, may not be consummated as expected and we may be unable to realize our expectations regarding the timing, completion and other matters relating to the Ste. Michelle Transaction.
On July 8, 2021, UST agreed to sell its subsidiary, IWS, which includes Ste. Michelle, to an entity controlled by Sycamore Partners. The Ste. Michelle Transaction is subject to Sycamore Partners obtaining necessary financing and the satisfaction of certain customary closing conditions, including antitrust regulatory clearance, which may take longer than expected or may not occur at all. We cannot provide any assurance that the Ste. Michelle Transaction will be completed as expected or that there will not be a delay in the completion of the Ste. Michelle Transaction. There can also be no assurance that, if we complete the Ste. Michelle Transaction, we will be able to realize its expected benefits in the manner expected or timeframe or at all.

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
Altria’s share repurchase activity for each of the three months in the period ended June 30, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

April 1-30, 2021	2,030,786	$49.86	2,030,786	$1,573,739,129
May 1-31, 2021	2,158,789	$49.36	2,158,789	$1,467,191,048
June 1-30, 2021	2,414,877	$48.53	2,414,877	$1,350,000,024
	6,604,452	$49.21	6,604,452

Item 6. Exhibits

3.1
Amended and Restated By-Laws of Altria Group, Inc. (effective as of May 20, 2021). Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on May 24, 2021 (File No. 1-08940).

22	Guarantor Subsidiary of the Registrant. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (File No. 1-08940).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALTRIA GROUP, INC.

/s/ SALVATORE MANCUSO
Salvatore Mancuso
Executive Vice President and
Chief Financial Officer
July 29, 2021