Form 10-Q
period 2021-09-30
ALTRIA GROUP, INC.
filed 2021-10-28
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At October 21, 2021, there were 1,836,988,822 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)
______________________________

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$2,957	$4,945
Receivables	36	137
Inventories:
Leaf tobacco	644	844
Other raw materials	159	200
Work in process	30	502
Finished product	300	420
	1,133	1,966
Assets held for sale	1,490	—
Other current assets	404	69
Total current assets	6,020	7,117
Property, plant and equipment, at cost	4,418	5,150
Less accumulated depreciation	2,900	3,138
	1,518	2,012
Goodwill	5,177	5,177
Other intangible assets, net	12,326	12,615
Investments in equity securities ($1,740 million and $1,868 million at September 30, 2021 and December 31, 2020, respectively, measured at fair value)	13,874	19,529
Other assets	649	964
Total Assets	$39,564	$47,414

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)
________________________________________________

	September 30, 2021	December 31, 2020
Liabilities
Current portion of long-term debt	$1,105	$1,500
Accounts payable	266	380
Accrued liabilities:
Marketing	680	523
Settlement charges	2,996	3,564
Other	1,109	1,494
Dividends payable	1,661	1,602
Liabilities held for sale	295	—
Total current liabilities	8,112	9,063
Long-term debt	27,022	27,971
Deferred income taxes	3,557	4,532
Accrued pension costs	280	551
Accrued postretirement health care costs	1,512	1,951
Other liabilities	307	381
Total liabilities	40,790	44,449
Contingencies (Note 12)
Redeemable noncontrolling interest	39	40
Stockholders’ (Deficit) Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,846	5,910
Earnings reinvested in the business	30,685	34,679
Accumulated other comprehensive losses	(3,430)	(4,341)
Cost of repurchased stock (967,321,022 shares at September 30, 2021 and 947,542,152 shares at December 31, 2020)	(35,303)	(34,344)
Total stockholders’ (deficit) equity attributable to Altria	(1,267)	2,839
Noncontrolling interests	2	86
Total stockholders’ (deficit) equity	(1,265)	2,925
Total Liabilities and Stockholders’ (Deficit) Equity	$39,564	$47,414
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Losses)
(in millions of dollars, except per share data)
(Unaudited)
_____________________________________

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020
Net revenues	$19,758	$19,849	$6,786	$7,123
Cost of sales	5,348	5,909	1,858	1,961
Excise taxes on products	3,733	4,063	1,255	1,445
Gross profit	10,677	9,877	3,673	3,717
Marketing, administration and research costs	1,850	1,585	722	557
Operating income	8,827	8,292	2,951	3,160
Interest and other debt expense, net	869	893	266	310
Loss on early extinguishment of debt	649	—	—	—
Net periodic benefit income, excluding service cost	(152)	(58)	(63)	(3)
(Income) losses from equity investments	5,789	306	5,915	472
Impairment of JUUL equity securities	—	2,600	—	2,600
(Gain) loss on Cronos-related financial instruments	128	202	135	105
Earnings (losses) before income taxes	1,544	4,349	(3,302)	(324)
Provision (benefit) for income taxes	693	1,817	(582)	632
Net earnings (losses)	851	2,532	(2,720)	(956)
Net (earnings) losses attributable to noncontrolling interests	—	11	(2)	4
Net earnings (losses) attributable to Altria	$851	$2,543	$(2,722)	$(952)
Per share data:
Basic earnings (losses) per share attributable to Altria	$0.46	$1.37	$(1.48)	$(0.51)
Diluted earnings (losses) per share attributable to Altria	$0.46	$1.36	$(1.48)	$(0.51)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings (Losses)
(in millions of dollars)
(Unaudited)
_____________________

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020
Net earnings (losses)	$851	$2,532	$(2,720)	$(956)
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	383	27	6	(15)
ABI	495	(928)	161	(15)
Currency translation adjustments and other	33	(16)	5	23
Other comprehensive earnings (losses), net of deferred income taxes	911	(917)	172	(7)

Comprehensive earnings (losses)	1,762	1,615	(2,548)	(963)
Comprehensive (earnings) losses attributable to noncontrolling interests	—	11	(2)	4
Comprehensive earnings (losses) attributable to Altria	$1,762	$1,626	$(2,550)	$(959)
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
for the Nine Months Ended September 30, 2021 and 2020
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ (Deficit) Equity
Balances, December 31, 2020	$935	$5,910	$34,679	$(4,341)	$(34,344)	$86	$2,925
Net earnings (losses) (1)	—	—	851	—	—	(4)	847
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	911	—	—	911
Stock award activity	—	13	—	—	13	—	26
Cash dividends declared ($2.62 per share)	—	—	(4,845)	—	—	—	(4,845)
Repurchases of common stock	—	—	—	—	(972)	—	(972)
Other (2)	—	(77)	—	—	—	(80)	(157)
Balances, September 30, 2021	$935	$5,846	$30,685	$(3,430)	$(35,303)	$2	$(1,265)

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ (Deficit) Equity
Balances, December 31, 2019	$935	$5,970	$36,539	$(2,864)	$(34,358)	$97	$6,319
Net earnings (losses) (1)	—	—	2,543	—	—	(13)	2,530
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(917)	—	—	(917)
Stock award activity	—	3	—	—	14	—	17
Cash dividends declared ($2.54 per share)	—	—	(4,726)	—	—	—	(4,726)
Other	—	—	—	—	—	9	9
Balances, September 30, 2020	$935	$5,973	$34,356	$(3,781)	$(34,344)	$93	$3,232

(1)Amounts attributable to noncontrolling interests for the nine months ended September 30, 2021 and 2020 exclude net earnings of $4 million and $2 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the condensed consolidated balance sheets.
(2) Represents the purchase of the remaining noncontrolling interests in Helix. For additional information, see Note 1. Background and Basis of Presentation.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
for the Three Months Ended September 30, 2021 and 2020
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ (Deficit) Equity
Balances, June 30, 2021	$935	$5,840	$35,065	$(3,602)	$(34,981)	$2	$3,259
Net earnings (losses) (1)	—	—	(2,722)	—	—	—	(2,722)
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	172	—	—	172
Stock award activity	—	6	—	—	—	—	6
Cash dividends declared $0.90 per share)	—	—	(1,658)	—	—	—	(1,658)
Repurchases of common stock	—	—	—	—	(322)	—	(322)
Balances, September 30, 2021	$935	$5,846	$30,685	$(3,430)	$(35,303)	$2	$(1,265)

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ (Deficit) Equity
Balances, June 30, 2020	$935	$5,964	$36,908	$(3,774)	$(34,345)	$98	$5,786
Net earnings (losses) (1)	—	—	(952)	—	—	(5)	(957)
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(7)	—	—	(7)
Stock award activity	—	9	—	—	1	—	10
Cash dividends declared ($0.86 per share)	—	—	(1,600)	—	—	—	(1,600)
Balances, September 30, 2020	$935	$5,973	$34,356	$(3,781)	$(34,344)	$93	$3,232

(1) Amounts attributable to noncontrolling interests for the three months ended September 30, 2021 and 2020 exclude net earnings of $2 million and $1 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)
_____________________

For the Nine Months Ended September 30,	2021	2020
Cash Provided by (Used in) Operating Activities
Net earnings (losses)	$851	$2,532
Adjustments to reconcile net earnings (losses) to operating cash flows:
Depreciation and amortization	190	192
Deferred income tax provision (benefit)	(1,180)	(111)
(Income) losses from equity investments	5,789	306
Dividends from ABI	119	108
(Gain) loss on Cronos-related financial instruments	128	202
Impairment of JUUL equity securities	—	2,600
Loss on early extinguishment of debt	649	—
Cash effects of changes:
Receivables	(7)	1
Inventories	118	136
Accounts payable	3	24
Income taxes	(200)	—
Accrued liabilities and other current assets	(104)	(504)
Accrued settlement charges	(568)	(140)
Pension plan contributions	(23)	(16)
Pension provisions and postretirement, net	(127)	(35)
Other, net (1)	104	549
Net cash provided by (used in) operating activities	5,742	5,844
Cash Provided by (Used in) Investing Activities
Capital expenditures	(102)	(162)
Other, net	60	55
Net cash provided by (used in) investing activities	$(42)	$(107)
(1) 2020 primarily reflects inventory-related amounts associated with the wine business strategic reset. For further discussion, see Note 9. Segment Reporting.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)
_____________________

For the Nine Months Ended September 30,	2021	2020
Cash Provided by (Used in) Financing Activities
Proceeds from short-term borrowings	$—	$3,000
Repayment of short-term borrowings	—	(3,000)
Long-term debt issued	5,472	1,993
Long-term debt repaid	(6,542)	(1,000)
Repurchases of common stock	(972)	—
Dividends paid on common stock	(4,787)	(4,690)
Premiums and fees related to early extinguishment of debt	(623)	—
Other, net	(216)	(16)
Net cash provided by (used in) financing activities	(7,668)	(3,713)
Cash, cash equivalents and restricted cash:
Increase (decrease)	(1,968)	2,024
Balance at beginning of period	5,006	2,160
Balance at end of period	$3,038	$4,184

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on Altria’s condensed consolidated balance sheets:
	At September 30, 2021	At December 31, 2020
Cash and cash equivalents	$2,957	$4,945
Restricted cash included in other current assets (1)	—	1
Restricted cash included in other assets (1)	45	60
Cash included in assets held for sale (2)	36	—
Cash, cash equivalents and restricted cash	$3,038	$5,006
(1)Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 12. Contingencies.
(2) Cash included in assets held for sale at September 30, 2021 is related to the Ste. Michelle Transaction. For further discussion, see Note 3. Assets Held for Sale.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Background and Basis of Presentation
When used in these notes, the term “Altria,” refers to Altria Group, Inc. and its subsidiaries, unless the context requires otherwise.
▪Background: At September 30, 2021, Altria’s wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which through its wholly owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of moist smokeless tobacco products (“MST”), snus products and wine; Helix Innovations LLC (“Helix”), which operates in the United States and Canada, and Helix Innovations GmbH and its subsidiaries (“Helix ROW”), which operate internationally in the rest-of-world, are engaged in the manufacture and sale of on! oral nicotine pouches; and Philip Morris Capital Corporation (“PMCC”), which maintains a portfolio of finance assets, substantially all of which are leveraged leases.
On July 8, 2021, UST entered into a share purchase agreement pursuant to which it agreed to sell its subsidiary, International Wine & Spirits Ltd. (“IWS”), which includes Ste. Michelle. The sale was completed on October 1, 2021. At September 30, 2021, the assets and liabilities associated with the pending sale of IWS were classified as assets held for sale on Altria’s condensed consolidated balance sheet. For further discussion, see Note 3. Assets Held for Sale.
Altria owns 100% of the global on! business as a result of transactions in December 2020 and April 2021 to purchase the remaining 20% interest in (i) Helix ROW and (ii) Helix, respectively. The total purchase price of the December 2020 and April 2021 transactions was approximately $250 million.
Other Altria wholly owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria and its subsidiaries. Altria’s access to the operating cash flows of its wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At September 30, 2021, Altria’s significant wholly owned subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At September 30, 2021, Altria’s investments in equity securities consisted of Anheuser-Busch InBev SA/NV (“ABI”), Cronos Group Inc. (“Cronos”) and JUUL Labs, Inc. (“JUUL”). Altria accounts for its investments in ABI and Cronos under the equity method of accounting using a one-quarter lag. Altria accounts for its equity investment in JUUL under the fair value option.
For further discussion of Altria’s investments in equity securities, see Note 4. Investments in Equity Securities.
▪Dividends and Share Repurchases: In August 2021, Altria’s Board of Directors (the “Board of Directors” or “Board”) approved a 4.7% increase in the quarterly dividend rate to $0.90 per share of Altria common stock versus the previous rate of $0.86 per share. The current annualized dividend rate is $3.60. Future dividend payments remain subject to the discretion of the Board.
In July 2019, the Board of Directors authorized a $1.0 billion share repurchase program. In April 2020, the Board rescinded the $500 million remaining in this program as part of Altria’s efforts to enhance its liquidity position in response to the COVID-19 pandemic. Altria did not repurchase any shares in 2020.
In January 2021, the Board authorized a new $2.0 billion share repurchase program, of which $1,028 million was remaining at September 30, 2021. In October 2021, the Board authorized a $1.5 billion expansion of this program to $3.5 billion. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board.
Altria’s share repurchase activity for the nine and three months ended September 30, 2021 was as follows:

(in millions, except per share data)	For the Nine Months Ended September 30, 2021	For the Three Months Ended September 30, 2021
Total number of shares repurchased	20.2	6.7
Aggregate cost of shares repurchased	$972	$322
Average price per share of shares repurchased	$48.17	$48.35

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
In 2020, a majority of Altria’s businesses offered cash discounts to customers for prompt payment and calculated cash discounts as a percentage of the list price based on historical experience and agreed-upon payment terms. Beginning in the first quarter of 2021 for USSTC and the third quarter of 2021 for PM USA, cash discounts were calculated as a flat rate per unit, based on agreed-upon payment terms. Altria’s businesses record receivables net of the cash discounts on Altria’s condensed consolidated balance sheets.
Altria’s businesses that receive payments in advance of product shipment record such payments as deferred revenue. These payments are included in other accrued liabilities on Altria’s condensed consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue was $260 million and $301 million at September 30, 2021 and December 31, 2020, respectively. When cash is received in advance of product shipment, Altria’s businesses satisfy their performance obligations within three days of receiving payment. At September 30, 2021 and December 31, 2020, there were no differences between amounts recorded as deferred revenue and amounts subsequently recognized as revenue.
Receivables were $144 million (including $108 million in assets held for sale) and $137 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, there were no expected differences between amounts recorded and subsequently received, and Altria’s businesses did not record an allowance for doubtful accounts against these receivables.
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

Note 3. Assets Held for Sale
On July 8, 2021, UST entered into a share purchase agreement pursuant to which it agreed to sell its subsidiary, IWS, which includes Ste. Michelle, to an entity controlled by investment funds managed by Sycamore Partners Management, L.P. in an all-cash transaction with a purchase price of approximately $1.2 billion and the assumption of certain liabilities of IWS and its subsidiaries (the “Ste. Michelle Transaction”).
At September 30, 2021, the assets and liabilities associated with the Ste. Michelle Transaction were classified as assets held for sale and were measured at their fair value less costs to sell, resulting in a pre-tax charge of $41 million. A reserve (as shown below), representing the adjustment to record the assets and liabilities at their fair value less costs to sell, was included as a component of assets held for sale in Altria’s condensed consolidated balance sheets at September 30, 2021. Altria recorded an additional pre-tax charge of $10 million for disposition-related costs related to the Ste. Michelle Transaction. The total pre-tax charges of $51 million were included in the wine segment and recorded in marketing, administration and research costs in Altria’s condensed consolidated statements of earnings (losses) for the nine and three months ended September 30, 2021.
On October 1, 2021, UST completed the sale of IWS and received approximately $1.2 billion in net cash proceeds. Altria expects to record additional adjustments related to the Ste. Michelle Transaction in the fourth quarter of 2021 and does not expect these adjustments to be material.
The major classes of assets and liabilities of IWS classified as held for sale at September 30, 2021 were as follows:

(in millions)	September 30, 2021
Assets held for sale
Cash and cash equivalents	$36
Receivables	108
Inventories	715
Property, plant and equipment, net of accumulated depreciation	407
Other intangible assets, net	236
Other assets	29
Total assets	1,531
Reserve	(41)
Total assets held for sale	1,490

Liabilities held for sale
Accounts payable	114
Accrued liabilities	83
Accrued pension costs	49
Other liabilities	49
Total liabilities held for sale	295

Assets and liabilities held for sale, net	$1,195

Note 4. Investments in Equity Securities
The carrying amount of Altria’s investments consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
ABI	$11,237	$16,651
JUUL	1,705	1,705
Cronos (1)	932	1,173
Total	$13,874	$19,529
(1) Atria’s investment in Cronos at September 30, 2021 consisted of Altria’s equity method investment in Cronos ($897 million), the Cronos warrant ($32 million) and the Fixed-price Preemptive Rights ($3 million), (collectively, “Investment in Cronos”). The Investment in Cronos at December 31, 2020 consisted of Altria’s equity method investment in Cronos ($1,010 million), the Cronos warrant ($139 million) and the Fixed-price Preemptive Rights ($24 million). See below for further discussion.
Income (losses) from equity investments accounted for under the equity method of accounting and fair value option consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2021	2020	2021	2020
ABI (1)	$(5,644)	$(306)	$(6,036)	$(418)
Cronos	(145)	—	21	(54)
Income (losses) from investments under equity method of accounting	(5,789)	(306)	$(6,015)	$(472)
JUUL	—	—	100	—
Income (losses) from equity investments	$(5,789)	$(306)	$(5,915)	$(472)
(1) For the nine and three months ended September 30, 2021, Altria recorded a non-cash, pre-tax impairment charge of $6,157 million related to its equity investment in ABI. See below for further discussion.
Investment in ABI
At September 30, 2021, Altria had an approximate 10% ownership interest in ABI, consisting of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. The Restricted Shares:
▪are unlisted and not admitted to trading on any stock exchange;
▪are convertible by Altria into ordinary shares of ABI on a one-for-one basis;
▪rank equally with ordinary shares of ABI with regards to dividends and voting rights; and
▪have director nomination rights with respect to ABI.
The Restricted Shares were subject to a five-year lock-up period that ended October 10, 2021. As of this filing, Altria has not elected to convert its Restricted Shares into ordinary shares of ABI.
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
The fair value of Altria’s equity investment in ABI is based on (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets for the Restricted Shares, and was classified in Level 2 of the fair value hierarchy. Altria can convert its Restricted Shares to ordinary shares at its discretion. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share.
In October 2019, the fair value of Altria’s equity investment in ABI declined below its carrying value and has not recovered. At December 31, 2020, the fair value of Altria’s equity investment in ABI was $13.8 billion (carrying value of $16.7 billion), which was less than its carrying value by approximately 17%. In preparing its financial statements for the period ended December 31, 2020, Altria evaluated the factors related to the fair value decline, including the impact on the fair value of ABI’s shares during the COVID-19 pandemic, which has negatively impacted ABI’s business. Altria evaluated the duration and magnitude of the fair value decline, ABI’s financial condition and near-term prospects and Altria’s intent and ability to hold its investment in ABI until recovery. Altria concluded that the decline in fair value of its investment in ABI at December 31, 2020 below its carrying value was temporary and, therefore, no impairment was recorded at that time.
Following the consideration of the same factors, Altria, in preparing its financial statements for the period ended September 30, 2021, concluded that the decline in fair value of its investment in ABI at September 30, 2021 was other than temporary. As a result, Altria recorded a non-cash, pre-tax impairment charge of $6.2 billion for the nine and three months ended September 30, 2021, which was recorded to income (losses) from equity investments in its condensed consolidated statements of earnings (losses). This impairment charge reflects the difference between the fair value of Altria’s investment in ABI using ABI’s share price at September 30, 2021 and the carrying value of Altria’s equity investment in ABI at September 30, 2021. Altria continues to have confidence in ABI’s (i) long-term strategies, (ii) premium global brands, (iii) experienced management team and (iv) capability to successfully navigate its near-term challenges. Altria further expects that the impacts related to the COVID-19 pandemic that have negatively impacted ABI’s global business are transitory, but now also anticipates that the full recovery to carrying value will take longer than previously expected. This is evidenced by the resumption of declines in fair value during the third quarter of 2021, following positive share price momentum during the first half of 2021. At September 30, 2021, prior to recording the impairment charge, the fair value of Altria’s investment in ABI was below the carrying value by approximately 35%, which represents an additional 18% reduction in ABI’s share price since December 31, 2020. After recording the impairment charge, the fair value and carrying value of Altria’s equity investment in ABI at September 30, 2021 were $11.2 billion.
At September 30, 2021, the carrying value of Altria’s equity investment in ABI exceeded its share of ABI’s net assets attributable to equity holders of ABI by approximately $5.1 billion. Substantially all of this difference is comprised of goodwill and other indefinite-lived intangible assets (consisting primarily of trademarks).
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
On April 1, 2020, the U.S. Federal Trade Commission (“FTC”) issued an administrative complaint challenging Altria’s investment in JUUL. For further discussion, see Note 12. Contingencies - Antitrust Litigation.
In November 2020, Altria exercised its rights to convert its non-voting JUUL shares into voting shares. Altria does not currently intend to exercise its additional governance rights obtained upon Share Conversion, including the right to elect directors to JUUL’s board or to vote its JUUL shares other than as a passive investor, pending the outcome of the FTC administrative complaint. At September 30, 2021, Altria had a 35% ownership interest in JUUL, consisting of 42 million voting shares.
Following Share Conversion in the fourth quarter of 2020, Altria elected to account for its equity method investment in JUUL under the fair value option. Under this option, Altria’s condensed consolidated statements of earnings (losses) include any cash dividends received from its investment in JUUL and any changes in the estimated fair value of its investment, which is calculated quarterly. Altria believes the fair value option provides quarterly transparency to investors as to the fair market value of Altria’s investment in JUUL, given the changes and volatility in the e-vapor category since Altria’s initial investment, as well as the lack of publicly available information regarding JUUL’s business or a market-derived valuation.
The following table provides a reconciliation of the beginning and ending balance of Altria’s investment in JUUL, which is classified in Level 3 of the fair value hierarchy:

Investment
(in millions)	Balance
Balance at December 31, 2020	$1,705
Unrealized gains (losses) included in income (losses) from equity investments	—
Balance at September 30, 2021	$1,705
For the three months ended September 30, 2021, Altria recorded a non-cash, pre-tax unrealized gain of $100 million, as a result of changes in the estimated fair value of its investment in JUUL. At September 30, 2021, the estimated fair value of Altria’s JUUL investment was $1.7 billion, unchanged from its December 31, 2020 estimated fair value. There were no material changes to the significant assumptions used in the valuations, as described below, during the nine and three months ended September 30, 2021.
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
In September 2020, JUUL announced a strategic update, which included its plans for a significant global workforce reduction, its evaluation of its resource allocation and the possibility of exiting various international markets. As part of the preparation of Altria’s financial statements for the period ended September 30, 2020, Altria performed a qualitative assessment of impairment indicators for its investment in JUUL and determined that JUUL’s strategic update was an indicator of impairment at September 30, 2020, given the significant deterioration in JUUL’s business prospects.
Given the existence of this impairment indicator, Altria performed a quantitative valuation of its investment in JUUL during the third quarter of 2020 and recorded a non-cash, pre-tax charge of $2.6 billion for the nine and three months ended September 30, 2020, reported as impairment of JUUL equity securities in its condensed consolidated statements of earnings (losses). The impairment charge was driven by Altria’s projections of lower JUUL revenues over time due to lower pricing assumptions and delays in JUUL achieving previously forecasted operating margin performance. These drivers were the result of (i) JUUL’s revised international expansion plans and (ii) the evolving U.S. e-vapor category and associated competitive dynamics.
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
In determining the estimated fair value of its investment in JUUL, as of September 30, 2021 and December 31, 2020, Altria made various judgments, estimates and assumptions, the most significant of which were sales volume, operating margins, discount rates and perpetual growth rates. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy. Additionally, in determining these significant assumptions, Altria made judgments regarding the (i) likelihood and extent of various potential regulatory actions and the continued adverse public perception impacting the e-vapor category and specifically JUUL, (ii) risk created by the number and types of legal cases pending against JUUL and (iii) expectations for the future state of the e-vapor category, including competitive dynamics.
Investment in Cronos
At September 30, 2021, Altria had a 41.9% ownership interest in Cronos, consisting of 156.6 million shares, which Altria accounts for under the equity method of accounting. Altria’s ownership percentage decreased from 43.5% at December 31, 2020 due to the issuance of additional shares by Cronos. Altria reports its share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for Altria to record them in the concurrent period.
As part of its Investment in Cronos, at September 30, 2021, Altria owned:
▪anti-dilution protections to purchase Cronos common shares, exercisable each quarter upon dilution, to maintain its ownership percentage. Certain of the anti-dilution protections provide Altria the ability to purchase additional Cronos common shares at a per share exercise price of Canadian dollar (“CAD”) $16.25 upon the occurrence of specified events (“Fixed-price Preemptive Rights”). Based on Altria’s assumptions as of September 30, 2021, Altria estimates the Fixed-price Preemptive Rights allows Altria to purchase up to an additional approximately 14 million common shares of Cronos; and
▪a warrant providing Altria the ability to purchase an additional approximate 10% of common shares of Cronos (approximately 83 million common shares at September 30, 2021) at a per share exercise price of CAD $19.00, which expires on March 8, 2023.
If exercised in full, the exercise prices for the warrant and Fixed-price Preemptive Rights are approximately CAD $1.6 billion and CAD $0.2 billion, respectively (approximately USD $1.3 billion and $0.2 billion, respectively, based on the CAD to USD exchange rate on October 25, 2021). At September 30, 2021, upon full exercise of the Fixed-price Preemptive Rights, to the extent such rights become available, and the warrant, Altria would own approximately 53% of the outstanding common shares of Cronos.
For a discussion of derivatives related to the Investment in Cronos, including Altria’s accounting for changes in the fair value of these derivatives, see Note 5. Financial Instruments.
The fair value of Altria’s equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. In September 2021, the fair value of Altria’s equity method investment in Cronos declined below its carrying value. At September 30, 2021, the fair value of Altria’s equity method investment in Cronos was less than its carrying value by $14 million or approximately 2%. The fair value of Altria’s equity method investment in Cronos exceeded its carrying value by $77 million or approximately 8% at December 31, 2020. Based on Altria’s evaluation of the duration and magnitude of the fair value decline at September 30, 2021, Altria concluded that the decline in fair value of its equity method investment in Cronos below its carrying value is temporary and, therefore, no impairment was recorded.

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
The following table provides (i) the aggregate notional amounts of foreign currency contracts and (ii) the aggregate carrying value and fair value of foreign currency denominated debt:

(in millions)	September 30, 2021	December 31, 2020
Foreign currency contracts (notional amounts)	$—	$1,066
Foreign currency denominated debt
Carrying value	4,905	5,171
Fair value	5,288	5,687
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
The following table provides the aggregate carrying value and fair value of Altria’s total long-term debt:

(in millions)	September 30, 2021	December 31, 2020
Carrying value	$28,127	$29,471
Fair value	31,037	34,682
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

	Fixed-price Preemptive Rights		Cronos Warrant
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Share price (1)	C$7.15	C$8.84	C$7.15	C$8.84
Expected life (2)	0.81 year	1.05 years	1.43 years	2.18 years
Expected volatility (3)	67.32%	80.68%	67.32%	80.68%
Risk-free interest rate (4)(5)	0.24%	0.13%	0.39%	0.21%
Expected dividend yield (6)	—%	—%	—%	—%
(1) Based on the closing market price for Cronos common stock on the Toronto Stock Exchange on the date indicated.
(2) Based on the weighted-average expected life of the Fixed-price Preemptive Rights (with a range from approximately 0.25 year to 4.00 years at September 30, 2021 and 0.25 year to 5 years at December 31, 2020) and the March 8, 2023 expiration date of the Cronos warrant.
(3) Based on a blend of historical volatility of the underlying equity security and implied volatility from traded options on the underlying equity security at September 30, 2021. Based on a blend of historical volatility levels of the underlying equity security and peer companies at December 31, 2020.
(4) Based on the implied yield currently available on Canadian Treasury zero coupon issues (with a range from approximately 0.12% to 0.89% at September 30, 2021 and 0.06% to 0.39% at December 31, 2020) weighted for the remaining expected life of the Fixed-price Preemptive Rights.
(5) Based on the implied yield currently available on Canadian Treasury zero coupon issues and the expected life of the Cronos warrant.
(6) Based on Cronos’s expected dividend payments.
The following table provides a reconciliation of the beginning and ending balance of the Fixed-price Preemptive Rights and Cronos warrant, which are classified in Level 3 of the fair value hierarchy:

(in millions)
Balance at December 31, 2019	$303
Pre-tax earnings (losses) recognized in net earnings (losses)	(140)
Balance at December 31, 2020	163
Pre-tax earnings (losses) recognized in net earnings (losses)	(128)
Balance at September 30, 2021	$35
Altria elects to record the gross assets and liabilities of derivative financial instruments executed with the same counterparty on its condensed consolidated balance sheets. The fair values of Altria’s derivative financial instruments on a gross basis included on the condensed consolidated balance sheets were as follows:

	Fair Value of Assets			Fair Value of Liabilities
(in millions)	Balance Sheet Classification	September 30, 2021	December 31, 2020	Balance Sheet Classification	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$—	Other accrued liabilities	$—	$87
Foreign currency contracts	Other assets	—	—	Other liabilities	—	—
Total		$—	$—		$—	$87

Derivatives not designated as hedging instruments:
Cronos warrant	Investments in equity securities	$32	$139
Fixed-price Preemptive Rights	Investments in equity securities	3	24
Total		$35	$163

Total derivatives		$35	$163		$—	$87

Altria records in its condensed consolidated statements of earnings (losses) any changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant as gains or losses on Cronos-related financial instruments in the periods in which the changes occur. For the nine and three months ended September 30, 2021 and 2020, Altria recorded non-cash, pre-tax unrealized gains (losses), representing the changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant, as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2021	2020	2021	2020
Fixed-price Preemptive Rights	$(21)	$(54)	$(17)	$(25)
Cronos warrant	(107)	(148)	(118)	(80)
Total	$(128)	$(202)	$(135)	$(105)
Net Investment Hedging
The pre-tax effects of Altria’s net investment hedges on accumulated other comprehensive losses and the condensed consolidated statements of earnings (losses) were as follows:

	Gain (Loss) Recognized in Accumulated Other Comprehensive Losses		Gain (Loss) Recognized in Net Earnings (Losses)		Gain (Loss) Recognized in Accumulated Other Comprehensive Losses		Gain (Loss) Recognized in Net Earnings (Losses)
	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Foreign currency contracts	$16	$(28)	$7	$33	$—	$(66)	$—	$8
Foreign currency denominated debt	270	(215)	—	—	118	(206)	—	—
Total	$286	$(243)	$7	$33	$118	$(272)	$—	$8
The changes in the fair value of the foreign currency contracts and in the carrying value of the foreign currency denominated debt due to changes in the Euro to USD exchange rate were recognized in accumulated other comprehensive losses related to ABI. Gains on the foreign currency contracts arising from components excluded from effectiveness testing were recognized in interest and other debt expense, net in the condensed consolidated statements of earnings (losses) based on an amortization approach.

Note 6. Benefit Plans
Components of Net Periodic Benefit (Income) Cost
Net periodic benefit (income) cost consisted of the following:

	Pension		Postretirement		Pension		Postretirement
	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$51	$55	$15	$13	$17	$18	$5	$5
Interest cost	139	188	29	44	46	62	8	14
Expected return on plan assets	(393)	(376)	(10)	(11)	(131)	(125)	(2)	(4)
Amortization:
Net loss	99	108	16	7	33	55	2	—
Prior service cost (credit)	3	4	(35)	(22)	1	2	(20)	(7)
Net periodic benefit (income) cost	$(101)	$(21)	$15	$31	$(34)	$12	$(7)	$8
Employer Contributions
Altria makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Altria made employer contributions of $23 million to its pension plans and did not make any contributions to its postretirement plans during the nine months ended September 30, 2021. Currently, Altria anticipates making additional employer contributions to its pension plans of up to approximately $5 million and no additional contributions to its postretirement plans for the remainder of 2021. However, the foregoing estimates of 2021 contributions to the pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates, as well as asset performance significantly above or below the assumed long-term rate of return for each respective plan.
During the second quarter of 2021, Altria announced several amendments to its salaried retiree healthcare plans, primarily changing its post-age 65 coverage to a private medicare marketplace. These amendments triggered a plan remeasurement as of May 31, 2021 and resulted in Altria recording a reduction of $432 million to its accrued postretirement health care costs liability and a corresponding reduction to its accumulated other comprehensive losses on its condensed consolidated balance sheet. Ongoing amortization has been adjusted to reflect these changes as of June 1, 2021 and is reflected in the amounts shown above.

Note 7. Earnings (Losses) per Share
Basic and diluted earnings (losses) per share (“EPS”) were calculated using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net earnings (losses) attributable to Altria	$851	$2,543	$(2,722)	$(952)
Less: Distributed and undistributed earnings attributable to share-based awards	(8)	(6)	(2)	(1)
Earnings (losses) for basic and diluted EPS	$843	$2,537	$(2,724)	$(953)

Weighted-average shares for basic EPS	1,849	1,858	1,842	1,858
Plus: contingently issuable performance stock units	—	1	—	1
Weighted-average shares for diluted EPS	1,849	1,859	1,842	1,859

Note 8. Other Comprehensive Earnings/Losses
The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria:

	For the Nine Months Ended September 30, 2021
(in millions)	Benefit Plans		ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2020	$(2,420)		$(1,938)		$17	$(4,341)

Other comprehensive earnings (losses) before reclassifications	432	(1)	685		35	1,152
Deferred income taxes	(118)		(151)		—	(269)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	314		534		35	883

Amounts reclassified to net earnings (losses)	92		(49)		(2)	41
Deferred income taxes	(23)		10		—	(13)
Amounts reclassified to net earnings (losses), net of deferred income taxes	69		(39)		(2)	28

Other comprehensive earnings (losses), net of deferred income taxes	383		495	(2)	33	911

Balances, September 30, 2021	$(2,037)		$(1,443)		$50	$(3,430)

	For the Three Months Ended September 30, 2021
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, June 30, 2021	$(2,043)	$(1,604)		$45	$(3,602)

Other comprehensive earnings (losses) before reclassifications	—	215		6	221
Deferred income taxes	(9)	(48)		—	(57)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	(9)	167		6	164

Amounts reclassified to net earnings (losses)	20	(7)		(1)	12
Deferred income taxes	(5)	1		—	(4)
Amounts reclassified to net earnings (losses), net of deferred income taxes	15	(6)		(1)	8

Other comprehensive earnings (losses), net of deferred income taxes	6	161	(2)	5	172

Balances, September 30, 2021	$(2,037)	$(1,443)		$50	$(3,430)

	For the Nine Months Ended September 30, 2020
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2019	$(2,192)	$(693)		$21	$(2,864)

Other comprehensive earnings (losses) before reclassifications	(75)	(1,211)		(16)	(1,302)
Deferred income taxes	19	260		—	279
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	(56)	(951)		(16)	(1,023)

Amounts reclassified to net earnings (losses)	111	29		—	140
Deferred income taxes	(28)	(6)		—	(34)
Amounts reclassified to net earnings (losses), net of deferred income taxes	83	23		—	106

Other comprehensive earnings (losses), net of deferred income taxes	27	(928)	(2)	(16)	(917)

Balances, September 30, 2020	$(2,165)	$(1,621)		$5	$(3,781)

	For the Three Months Ended September 30, 2020
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, June 30, 2020	$(2,150)	$(1,606)		$(18)	$(3,774)

Other comprehensive earnings (losses) before reclassifications	(75)	(71)		23	(123)
Deferred income taxes	19	22		—	41
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	(56)	(49)		23	(82)

Amounts reclassified to net earnings (losses)	55	44		—	99
Deferred income taxes	(14)	(10)		—	(24)
Amounts reclassified to net earnings (losses), net of deferred income taxes	41	34		—	75

Other comprehensive earnings (losses), net of deferred income taxes	(15)	(15)	(2)	23	(7)

Balances, September 30, 2020	$(2,165)	$(1,621)		$5	$(3,781)
(1) Reflects the remeasurement impact of salaried retiree healthcare plan amendments. For further discussion, see Note 6. Benefit Plans.
(2) Primarily reflects Altria’s share of ABI’s currency translation adjustments and the impact of Altria’s designated net investment hedges. For further discussion of designated net investment hedges, see Note 5. Financial Instruments.

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings (losses):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2021	2020	2021	2020
Benefit Plans: (1)
Net loss	$124	$129	$39	$60
Prior service cost/credit	(32)	(18)	(19)	(5)
	92	111	20	55
ABI (2)	(49)	29	(7)	44
Currency Translation Adjustments and Other (2)	(2)	—	(1)	—
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings (losses)	$41	$140	$12	$99
(1) Amounts are included in net defined benefit plan costs. For further information related to defined benefit plans, see Note 6. Benefit Plans.
(2) Amounts are included in (income) losses from equity investments. For further information related to equity investments, see Note 4. Investments in Equity Securities.

Note 9. Segment Reporting
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
Altria’s chief operating decision maker (the “CODM”) reviews operating companies income (loss) (“OCI”) to evaluate the performance of, and allocate resources to, the segments. OCI for the segments is defined as operating income before general corporate expenses and amortization of intangibles. Interest and other debt expense, net, along with net periodic benefit income/cost, excluding service cost, and provision (benefit) for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the CODM.

Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net revenues:
Smokeable products	$17,275	$17,522	$5,975	$6,313
Oral tobacco products	1,945	1,901	626	640
Wine	494	434	177	157
All other	44	(8)	8	13
Net revenues	$19,758	$19,849	$6,786	$7,123
Earnings (losses) before income taxes:
OCI:
Smokeable products	$7,901	$7,609	$2,753	$2,789
Oral tobacco products	1,269	1,297	405	436
Wine	21	(347)	(24)	19
All other	(56)	(63)	(30)	(7)
Amortization of intangibles	(53)	(54)	(18)	(17)
General corporate expenses	(255)	(150)	(135)	(60)
Operating income	8,827	8,292	2,951	3,160
Interest and other debt expense, net	(869)	(893)	(266)	(310)
Loss on early extinguishment of debt	(649)	—	—	—
Net periodic benefit income, excluding service cost	152	58	63	3
Income (losses) from equity investments	(5,789)	(306)	(5,915)	(472)
Impairment of JUUL equity securities	—	(2,600)	—	(2,600)
Gain (loss) on Cronos-related financial instruments	(128)	(202)	(135)	(105)
Earnings (losses) before income taxes	$1,544	$4,349	$(3,302)	$(324)
The comparability of OCI for the reportable segments was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: Pre-tax (income) for NPM adjustment items was recorded to Altria’s condensed consolidated statements of earnings (losses) as follows:

	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
(in millions)	2021	2021
Smokeable products segment	$(53)	$(21)
Interest and other debt expense, net	(23)	(23)
Total	$(76)	$(44)
NPM adjustment items result from the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation in Note 12. Contingencies). The amounts shown in the table above for the smokeable products segment were recorded as reductions to cost of sales, which increased OCI in the smokeable products segment.

▪Tobacco and Health and Certain Other Litigation Items: Pre-tax charges related to tobacco and health and certain other litigation items were recorded in Altria’s condensed consolidated statements of earnings (losses) as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2021	2020	2021	2020
Smokeable products segment	$72	$73	$29	$34
General corporate	70	—	70	—
Interest and other debt expense, net	6	3	6	—
Total	$148	$76	$105	$34
The amounts shown in the table above for the smokeable products segment and general corporate were recorded in marketing, administration and research costs. For further discussion, see Note 12. Contingencies.
▪COVID-19 Special Items: Net pre-tax charges of $50 million ($41 million in the smokeable products segment and $9 million in the oral tobacco products segment) related to the COVID-19 pandemic were recorded in Altria’s condensed consolidated statements of earnings (losses) for the nine months ended September 30, 2020. The net pre-tax charges, which were directly related to disruptions caused by or efforts to mitigate the impact of the COVID-19 pandemic, were all recorded in costs of sales and included premium pay, personal protective equipment and health screenings, which were partially offset by certain employment tax credits. The COVID-19 special items do not include the inventory-related implementation costs associated with the wine business strategic reset discussed below. These implementation costs were due to increased inventory levels, which were further negatively impacted by the COVID-19 pandemic, including economic uncertainty and government restrictions.
▪Implementation, Acquisition and Disposition-Related Costs:
Ste. Michelle Transaction: For the nine and three months ended September 30, 2021, pre-tax disposition-related costs of $51 million were recorded in the wine segment, which consisted of a pre-tax charge of $41 million to record the assets and liabilities associated with the Ste. Michelle Transaction at their fair value less costs to sell and $10 million of other disposition-related costs. For further discussion, see Note 3. Assets Held for Sale.
Wine Business Strategic Reset: During the nine months ended September 30, 2020, Ste. Michelle recorded pre-tax implementation costs of $395 million associated with a strategic reset initiated in the first quarter of 2020 to maximize Ste. Michelle’s profitability and achieve improved long-term cash flow generation. Substantially all of the charges consisted of the following: (i) write-off of inventory ($292 million) as Ste. Michelle no longer believed that the benefit of the blending and production plans for its inventory outweighed inventory carrying cost given the reduced product volume demand; and (ii) estimated losses on future non-cancelable grape purchase commitments that Ste. Michelle believed no longer had a future economic benefit ($100 million). These charges were included in cost of sales in Altria’s condensed consolidated statements of earnings (losses).
Acquisition-Related Costs: For the nine months ended September 30, 2021, Altria recorded pre-tax acquisition-related costs of $37 million in the oral tobacco products segment primarily for the settlement of an arbitration related to the 2019 on! transaction. These costs were included in marketing, administration and research costs in Altria’s condensed consolidated statements of earnings (losses).

Note 10. Debt
Short-term Borrowings and Borrowing Arrangements
At September 30, 2021 and December 31, 2020, Altria had no short-term borrowings.
On August 18, 2021, Altria entered into an extension and amendment (the “Extension and Amendment”) to its $3.0 billion senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”). The Extension and Amendment extends the maturity date of the Credit Agreement from August 1, 2023 to August 1, 2024 and amends the Credit Agreement to update certain provisions regarding a successor interest rate to the London Interbank Offered Rate (“LIBOR”) and make certain other market updates. All other terms and conditions of the Credit Agreement remain in full force and effect. The Credit Agreement, which is used for general corporate purposes, includes an additional option, subject to certain conditions, for Altria to extend the expiration date for an additional one-year period.
At September 30, 2021, the Credit Agreement had available borrowings up to an aggregate principal amount of $3.0 billion.

Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on LIBOR, or a fallback benchmark rate determined based on prevailing market convention, plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”). The applicable percentage based on Altria’s long-term senior unsecured debt ratings at September 30, 2021 for borrowings under the Credit Agreement was 1.0%. The Credit Agreement does not include any other rating triggers, or any provisions that could require the posting of collateral.
The Credit Agreement includes various covenants, one of which requires Altria to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At September 30, 2021, the ratio of consolidated EBITDA to Consolidated Interest Expense, calculated in accordance with the Credit Agreement, was 9.8 to 1.0. At September 30, 2021, Altria was in compliance with its covenants in the Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the Credit Agreement, include certain adjustments.
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
Long-term Debt
The aggregate carrying value of Altria’s total long-term debt at September 30, 2021 and December 31, 2020 was $28.1 billion and $29.5 billion, respectively.
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
At September 30, 2021 and December 31, 2020, accrued interest on long-term debt of $206 million and $458 million, respectively, was included in other accrued liabilities on Altria’s condensed consolidated balance sheets.
For a discussion of the fair value of Altria’s long-term debt and the designation of its Euro denominated senior unsecured notes as a net investment hedge of its investment in ABI, see Note 5. Financial Instruments.

Note 11. Income Taxes
Earnings (losses) before income taxes, provision (benefit) for income taxes and income tax rates consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2021	2020	2021	2020
Earnings (losses) before income taxes	$1,544	$4,349	$(3,302)	$(324)
Provision (benefit) for income taxes	693	1,817	(582)	632
Income tax rate	44.9%	41.8%	17.6%	(195.1)%
Altria’s income tax rates for the nine and three months ended September 30, 2021 and 2020 are not comparable in a meaningful way due to the following significant pre-tax charges and valuation allowances:
▪the $6,157 million impairment of Altria’s equity investment in ABI during the nine and three months ended September 30, 2021; and
▪the $2,600 million impairment of Altria’s investment in JUUL during the nine and three months ended September 30, 2020 and valuation allowances associated with Altria’s investments in JUUL and Altria’s Investment in Cronos.
Altria’s income tax rates for the nine and three months ended September 30, 2021 differ from the U.S. federal statutory rate of 21%, due primarily to the state tax treatment of the impairment charge on Altria’s equity investment in ABI.
Altria’s income tax rates for the nine and three months ended September 30, 2020 differ from the U.S. federal statutory rate of 21%, due primarily to valuation allowances primarily attributable to deferred tax assets recorded in connection with the impairment of Altria’s investment in JUUL, and Altria’s Investment in Cronos.
For further information on the impairments of Altria’s equity investment in ABI and investment in JUUL, see Note 4. Investments in Equity Securities.

The following chart provides a reconciliation of the beginning and ending valuation allowances for the period ended September 30, 2021:

(in millions)
Balance at beginning of year	$2,817
Additions to valuation allowance charged to income tax expense	264
Reductions to valuation allowance credited to income tax benefit	(73)
Foreign currency translation	(4)
Balance at end of period	$3,004
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
The current changes in valuation allowances were due to deferred tax assets recorded in connection with Altria’s Investment in Cronos and changes in the estimated fair value of its investment in JUUL. The valuation allowance at the end of the period is primarily attributable to deferred tax assets recorded in connection with Altria’s investment in JUUL and Investment in Cronos.

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
Judgments Paid and Provisions for Tobacco and Health and Certain Other Litigation Items (Including Engle Progeny Litigation): After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $865 million and interest totaling approximately $218 million as of September 30, 2021. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $410 million and related interest totaling approximately $56 million.
The changes in Altria’s accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2021	2020	2021	2020
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$9	$14	$—	$22
Pre-tax charges for:
Tobacco and health and certain other litigation (1)	142	73	99	34
Related interest costs	6	3	6	—
Payments (1)	(60)	(81)	(8)	(47)
Accrued liability for tobacco and health and certain other litigation items at end of period	$97	$9	$97	$9
(1) Includes amounts related to certain other litigation and pre-trial resolution of certain tobacco and health cases.
The accrued liability for tobacco and health and certain other litigation items, including related interest costs, was included in accrued liabilities on Altria’s condensed consolidated balance sheets. Pre-tax charges for tobacco and health and certain other litigation were included in marketing, administration and research costs on Altria’s condensed consolidated statements of earnings (losses). Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria’s condensed consolidated statements of earnings (losses).
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of September 30, 2021, PM USA has posted appeal bonds totaling approximately $45 million, which have been collateralized with restricted cash that are included in assets on the condensed consolidated balance sheets.
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

The table below lists the number of certain tobacco-related cases pending in the U.S. against PM USA and/or Altria as of October 25, 2021, October 27, 2020 and October 28, 2019:

	October 25, 2021	October 27, 2020	October 28, 2019
Individual Smoking and Health Cases (1)	179	142	95
Health Care Cost Recovery Actions (2)	1	1	1
E-vapor Cases (3)	2,951	1,145	—
Other Tobacco-Related Cases (4)	3	4	4
(1) Includes 18 cases filed in Illinois, 17 cases filed in New Mexico, 40 cases filed in Massachusetts and 70 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,471 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. Class members were prohibited from filing individual lawsuits after 2000 under the court-approved settlement.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) Includes 53 class action lawsuits, 2,548 individual lawsuits and 350 “third party” lawsuits relating to JUUL e-vapor products, which include school districts, state and local government, tribal and healthcare organization lawsuits. JUUL is an additional named defendant in each of these lawsuits. The 53 class action lawsuits include 28 cases in the Northern District of California (“Multidistrict Litigation” or “MDL”) involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons.
(4) Includes one inactive smoking and health case alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.
International Tobacco-Related Cases: As of October 25, 2021, (i) Altria is named as a defendant in three e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of October 25, 2021, no Engle progeny or individual smoking and health cases against PM USA are set for trial through December 31, 2021. Trial dates are subject to change and many of the trials were postponed due to the COVID-19 pandemic; however, the courts are reopening and additional trials may be scheduled for the remainder of 2021.
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
Of the 25 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 20 have reached final resolution, and two cases (Gentile and Principe) that were initially returned in favor of plaintiffs were reversed post-trial and remain pending.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of October 25, 2021.
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
Principe: In February 2020, a jury in a Florida state court returned a verdict in favor of plaintiff and against PM USA, awarding approximately $11 million in compensatory damages. There was no claim for punitive damages. PM USA appealed the trial court verdict to the Third District Court of Appeal and, in September 2021, the appellate court reversed the trial court’s decision and found in favor of PM USA.
Greene: In September 2019, a jury in a Massachusetts state court returned a verdict in favor of plaintiffs and against PM USA, awarding approximately $10 million in compensatory damages. In May 2020, the court ruled on plaintiffs’ remaining claim and trebled the compensatory damages award to approximately $30 million. In February 2021, the trial court awarded plaintiffs attorneys’ fees and costs in the amount of approximately $2.3 million. Also in February 2021, PM USA served its post-trial motions to reverse the judgment or for a new trial. The trial court denied the post-trial motions in June 2021. In July 2021, PM USA appealed the judgment to the Appeals Court of Massachusetts.
Laramie: In August 2019, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA, awarding $11 million in compensatory damages and $10 million in punitive damages. PM USA appealed and, in February 2021, the Massachusetts Supreme Judicial Court asserted jurisdiction over the appeal. In September 2021, the Massachusetts Supreme Judicial Court affirmed the trial court award of $21 million in compensatory and punitive damages. PM USA recorded a pre-tax provision of approximately $27.1 million for the judgment, including interest, in the third quarter of 2021.
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of October 25, 2021, approximately 1,026 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 1,285 state court plaintiffs.  Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of October 25, 2021, two cases were pending against PM USA in federal court representing the cases excluded from that agreement.

Engle Progeny Trial Results: As of October 25, 2021, 137 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Seventy-six verdicts were returned in favor of plaintiffs and seven verdicts (Skolnick, Calloway, Oshinsky-Blacker, McCoy, Mahfuz, Neff and Frogel) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending.
Fifty-four verdicts were returned in favor of PM USA, of which 44 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of October 25, 2021. The jury in one case, Garcia, awarded plaintiff compensatory damages and found plaintiff was entitled to punitive damages; however, the court declared a mistrial in the second phase of the trial regarding punitive damages because the jury was unable to determine the amount of the punitive damages. Four verdicts (Pearson, D. Cohen, Collar and Chacon) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case decided to award plaintiffs damages. One case, Pollari, resulted in a verdict in favor of PM USA following a retrial of an initial verdict returned in favor of plaintiff. Plaintiff and defendants appealed the verdict and the appellate court affirmed the judgement in favor of the defendants. Three cases, Gloger, Rintoul (Caprio) and Duignan, resulted in verdicts in favor of plaintiffs following retrial of initial verdicts returned in favor of plaintiffs. Post-trial appeals are pending in those three cases. Two cases, Freeman and Harris, resulted in an appellate reversal of a jury verdict in favor of plaintiff, and a judgment in favor of PM USA.
The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of October 25, 2021 but where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated. The second chart lists cases that have concluded within the previous 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings. As of October 25, 2021, there are no Engle progeny cases where PM USA has recorded a provision in its condensed consolidated financial statements because PM USA has not determined for any currently pending case that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.
References below to “R.J. Reynolds,” “Lorillard” and “Liggett Group” are to R.J. Reynolds Tobacco Company, Lorillard Tobacco Company and Liggett Group, LLC, respectively.
Currently Pending Engle Cases with Verdicts Against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Appeal Status
Lipp	September 2021	PM USA	Miami-Dade	$15 million	$28 million	Defendant’s post-trial motions denied. Defendant plans to appeal.
Garcia	May 2021	PM USA	Miami-Dade	$3 million	Mistrial	Appeal by defendant to Third District Court of Appeal pending.
Duignan	February 2020 (2)	PM USA and R.J. Reynolds	Pinellas	$3 million	$12 million	Appeal by defendants to Second District Court of Appeal pending.
Cuddihee	January 2020	PM USA	Duval	$3 million	$0	Appeal by defendant to First District Court of Appeal pending.
Rintoul (Caprio)	November 2019 (2)	PM USA and R.J. Reynolds	Broward	$9 million	$74 million	Appeal by plaintiff and defendants to Fourth District Court of Appeal pending.
Gloger	November 2019 (2)	PM USA and R.J. Reynolds	Miami-Dade	$15 million	$11 million	Appeal by defendants to Third District Court of Appeal pending.
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	$0	New trial ordered on punitive damages.
Neff	March 2019	PM USA and R.J. Reynolds	Broward	$4 million	$2 million	Fourth District Court of Appeal reversed the judgment against defendants and remanded for a new trial. Plaintiff's motion for rehearing was denied.

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Appeal Status
Mahfuz	February 2019	PM USA and R.J. Reynolds	Broward	$12 million	$10 million	Fourth District Court of Appeal reversed the judgment against defendants and remanded for a new trial. Plaintiff's motion for rehearing was denied.
Holliman	February 2019	PM USA	Miami-Dade	$3 million	$0	Defendant’s appeal to Third District Court of Appeal pending.
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Third District Court of Appeal affirmed the compensatory damages award. PM USA petitioned Florida Supreme Court for review. Case stayed pending Florida Supreme Court decision in Prentice.(3)
Kaplan	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$2 million
Fourth District Court of Appeal affirmed the verdict and reaffirmed the verdict on rehearing. Defendants sought review of the decision before the Florida Supreme Court and the court stayed the case pending its decision in Sheffield.(3)

R. Douglas	November 2017	PM USA	Duval	<$1 million	$0	Awaiting entry of final judgment by the trial court.
Sommers	April 2017	PM USA	Miami-Dade	$1 million	$0
Third District Court of Appeal affirmed compensatory damages award and granted new trial on punitive damages. Florida Supreme Court denied PM USA’s petition for review of the Third District Court of Appeal’s decision. PM USA paid approximately $1 million for the compensatory damages award and awaits the new trial on punitive damages.(4) The trial court stayed the new trial on punitive damages pending Florida Supreme Court’s decision in Sheffield.(3)

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
(3) PM USA is not a defendant in Prentice or Sheffield. Prentice and Sheffield are discussed below in Engle Progeny Appellate Issues.
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
(1) In six cases in which PM USA paid the judgments more than a year ago, Naugle, Gore, M. Brown, Jordan, Theis and Landi, plaintiffs were awarded approximately $8 million, $2 million, $8 million, $4 million, $1 million and $3 million in fees and costs, respectively. PM USA has appealed in all of these cases, except Theis and Landi. In M. Brown, in March 2021 the Florida First District Court of Appeals affirmed the fee award and reversed the pre-judgment interest award and, in April 2021, PM USA paid $8.2 million in satisfaction of the fee award and post-judgment interest. In Theis, PM USA paid $1 million in satisfaction of fees and costs in May 2021 and, in Landi, PM USA paid approximately $1.5 million in satisfaction of fees, costs and interest in July 2021 (R.J. Reynolds paid approximately $1.5 million of the approximately $3 million award).

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
As of October 25, 2021, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to Altria or its subsidiaries) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the U.S.). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
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
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain U.S. territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended September 30, 2021 and 2020, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.1 billion and $1.2 billion, respectively. For the nine months ended September 30, 2021 and 2020, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $3.2 billion and $3.3 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
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
Continuing NPM Adjustment Disputes with States That Have Not Settled.
▪2004 NPM Adjustment. The PMs and the 10 states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes for 2004 in a multi-state arbitration. Hearings for 9 of the 10 states have concluded. In September 2021, the arbitration panels issued decisions finding that two states, Missouri and Washington, were not diligent in their enforcement of their escrow statutes in 2004 and, therefore, are subject to the NPM adjustment for 2004. The arbitration panels further found that the remaining seven states were diligent in their enforcement and, therefore, are not subject to the NPM adjustment for 2004. The hearing for one remaining state is currently scheduled for February 2022. Several issues remain to be resolved by the arbitration panels that will affect the final amount of the 2004 NPM adjustment PM USA and other PMs will receive. PM USA recorded $21 million as a reduction to cost of sales in the third quarter of 2021 for its estimate of the minimum amount of the 2004 NPM adjustment it will receive. PM USA estimates it is entitled to interest of approximately $23 million in connection with the 2004 NPM adjustment, which it recorded as interest income in the third quarter of 2021.
▪2005-2007 NPM Adjustments. The PMs and the 10 states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005-2007, for nine of the 10 states, and one year, 2005, for one state. As of October 25, 2021, no decisions have resulted from the arbitration.
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
In December 2019, the State of Mississippi filed a motion in Mississippi state court seeking to enforce the Mississippi State Settlement Agreement against PM USA, R.J. Reynolds and ITG concerning the tax rates used in the annual calculation of the net operating profit adjustment payments starting in 2018. The Mississippi state court held a hearing in October 2021 and has not yet issued a decision.

In January 2021, PM USA and other PMs reached an agreement with several MSA states to waive the PMs’ claim under the most favored nation provision of the MSA in connection with a settlement between those MSA states and a non-participating manufacturer, S&M Brands, Inc. (“S&M Brands”), under which the states released certain claims against S&M Brands in exchange for receiving a portion of the funds S&M Brands deposited into escrow accounts in those states pursuant to the states’ escrow statutes. In consideration for waiving its most favored nation claim, PM USA received approximately $32 million from the escrow funds paid to those MSA states under their settlement with S&M Brands. These funds were received in January 2021 and were recorded in Altria’s condensed consolidated statement of earnings for the first quarter of 2021 as a reduction to cost of sales.
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
E-vapor Product Litigation
As of October 25, 2021, Altria and/or its subsidiaries, including PM USA, were named as defendants in 53 class action lawsuits relating to JUUL e-vapor products. JUUL is an additional named defendant in each of these lawsuits. The theories of recovery include violation of RICO, fraud, failure to warn, design defect, negligence and unfair trade practices. Plaintiffs seek various remedies, including compensatory and punitive damages and an injunction prohibiting product sales. The 53 class action lawsuits include 28 cases involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons.
Altria and/or its subsidiaries, including PM USA, also have been named as defendants in other lawsuits involving JUUL e-vapor products, including 2,548 individual lawsuits, 350 “third party” lawsuits, which include school districts, state and local governments and tribal and healthcare organization lawsuits. JUUL is an additional named defendant in each of these lawsuits.
The majority of the individual and class action lawsuits mentioned above were filed in federal court. In October 2019, the United States Judicial Panel on Multidistrict Litigation ordered the coordination or consolidation of these lawsuits in the U.S. District Court for the Northern District of California for pretrial purposes.
Altria and its subsidiaries filed motions to dismiss certain claims in the class action and school district cases, including the federal RICO claim. In October 2020, the U.S. District Court for the Northern District of California granted the motion to dismiss the RICO class action claim without prejudice. Although it otherwise denied the motion, the court found that plaintiffs had not sufficiently alleged standing or causation with respect to their claim under California law. The court also granted the motion to dismiss the RICO claim in the cases filed by various school districts, but denied the motion in all other respects. The court gave plaintiffs the opportunity to amend their complaints to attempt to cure the deficiencies the court identified and plaintiffs filed their amended complaints in November 2020. In January 2021, Altria and its subsidiaries filed a renewed motion to dismiss the RICO claim, which the court denied in April 2021. In December 2020, the U.S. District Court for the Northern District of California and the parties selected 20 personal injury plaintiffs to be adjudicated as bellwether cases and in July 2021, the court set dates for the first four of such cases to commence in 2022.
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
IQOS Litigation
In April 2020, RAI Strategic Holdings, Inc. and R.J. Reynolds Vapor Co., which are affiliates of R.J. Reynolds, filed a lawsuit against Altria, PM USA, Altria Client Services LLC, PMI and its affiliate, Philip Morris Products S.A., in the United States District Court for the Eastern District of Virginia. The lawsuit asserts claims of patent infringement based on the sale of the IQOS electronic device and HeatSticks in the United States. Plaintiffs seek various remedies, including preliminary and permanent injunctive relief, treble damages and attorneys’ fees. Altria and PMI have been dismissed from the lawsuit. In June 2020, the remaining defendants filed a motion to dismiss certain of plaintiffs’ claims and also filed counterclaims against the plaintiffs for infringement of various patents owned by the remaining defendants. The case was stayed in December 2020 due to the COVID-19 pandemic; however, the stay was lifted with respect to defendants’ counterclaims in February 2021 and a trial is currently scheduled for April 2022.
Also in April 2020, a related action was filed against the same defendants by the same plaintiffs, as well as R.J. Reynolds, with the United States International Trade Commission (“ITC”). There, the plaintiffs also allege patent infringement, but the remedies sought include a prohibition on the importation of the IQOS electronic device, HeatSticks and component parts into the United States and on the sale of any such products previously imported into the United States. No damages are recoverable in the proceedings before the ITC. In May 2021, an administrative law judge found that the IQOS electronic device and HeatSticks infringe plaintiffs’ patents and recommended to the ITC a ban on the importation of the IQOS electronic device, HeatSticks and the infringing components into the United States. In September 2021, the ITC affirmed the administrative law judge’s initial determination and issued a limited exclusion order barring the importation of the IQOS electronic device,

HeatSticks and the infringing components into the United States and a cease and desist order barring domestic sales, marketing and distribution of these imported products. The orders will become effective on November 29, 2021 unless rejected by the Biden Administration prior to that date. Defendants may appeal the orders to the United States Court of Appeals for the Federal Circuit; however, any ban on importation or on the sale, marketing and distribution of previously imported product is unlikely to be stayed pending the conclusion of the appeal. Due to this litigation, in October 2021, PM USA announced plans to begin removing the IQOS electronic device and HeatSticks from the marketplace as it awaits the outcome of administrative review.
An additional unrelated patent infringement case regarding the IQOS electronic device was filed in November 2020 in the United States District Court for the Northern District of Georgia against PM USA and Philip Morris Products S.A. seeking damages and equitable relief. In February 2021, defendants filed a motion to dismiss the lawsuit, which the court granted in July 2021. In August 2021, plaintiff filed a motion to amend the complaint.
Antitrust Litigation
In April 2020, the FTC issued an administrative complaint against Altria and JUUL alleging that Altria’s 35% investment in JUUL and the associated agreements constitute an unreasonable restraint of trade in violation of Section 1 of the Sherman Antitrust Act of 1890 (“Sherman Act”) and Section 5 of the Federal Trade Commission Act of 1914, and substantially lessened competition in violation of Section 7 of the Clayton Antitrust Act (“Clayton Act”). If the FTC’s challenge is successful, the FTC may order a broad range of remedies, including divestiture of Altria’s minority investment in JUUL, rescission of the transaction and all associated agreements, a requirement of FTC approval of future agreements related to the development, manufacture, distribution or sale of e-vapor products and prohibition against any officer or director of either Altria or JUUL serving on the other party’s board of directors or attending meetings of the other party’s board of directors. The administrative trial was held before an FTC administrative law judge in June 2021. The post-trial briefing was completed in October 2021. The administrative law judge’s decision is subject to review by the FTC on its own motion or at the request of any party. The FTC then issues its ruling, which may be appealed to any United States Court of Appeals.
Also as of October 25, 2021, 16 putative class action lawsuits have been filed against Altria and JUUL in the United States District Court for the Northern District of California. The lawsuits initially named, in addition to the two companies, certain senior executives and certain members of the board of directors of both companies as defendants; however, those individuals currently or formerly affiliated with Altria were later dismissed. In November 2020 these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, cite the FTC administrative complaint and allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Act and Section 7 of the Clayton Act and various state antitrust, consumer protection and unjust enrichment laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid, divestiture of Altria’s minority investment in JUUL and rescission of the transaction. Altria filed a motion to dismiss these lawsuits in January 2021. In August 2021, the United States District Court for the Northern District of California denied Altria’s motion to dismiss except with respect to plaintiffs’ claims for injunctive and equitable relief. However, plaintiffs were granted the opportunity to replead such claims by the trial court, which plaintiffs did in September 2021.
In November 2020, Altria exercised its rights to convert its non-voting JUUL shares to voting shares. However, pending the outcome of the FTC administrative complaint, Altria currently does not intend to exercise its additional governance rights obtained upon the conversion, including the right to elect directors to JUUL’s board or to vote its JUUL shares other than as a passive investor. For further discussion of Altria’s rights in the event of share conversion, see Note 4. Investments in Equity Securities - Investment in JUUL.
Shareholder Class Action and Shareholder Derivative Lawsuits
Shareholder Class Action: In October and December 2019, two purported Altria shareholders filed putative class action lawsuits against Altria, Howard A. Willard III, Altria’s former Chairman and Chief Executive Officer, and William F. Gifford, Jr., Altria’s former Vice Chairman and Chief Financial Officer and current Chief Executive Officer, in the United States District Court for the Eastern District of New York. In December 2019, the court consolidated the two lawsuits into a single proceeding. The consolidated lawsuit was subsequently transferred to the United States District Court for the Eastern District of Virginia. The lawsuit asserts claims under Sections 10(b) and 20(a) and under Rule 10b-5 of the Exchange Act. In April 2020, JUUL, its founders and some of its current and former executives were added to the lawsuit. The claims allege false and misleading statements and omissions relating to Altria’s investment in JUUL. Plaintiffs seek various remedies, including damages and attorneys’ fees. In July 2020, the defendants filed motions to dismiss plaintiffs’ claims, which the district court denied in March 2021.
Federal Shareholder Derivative Lawsuits: In August 2020, two purported Altria shareholders filed separate derivative lawsuits in the United States District Court for the Northern District of California on behalf of themselves and Altria, against Mr. Willard, Mr. Gifford, JUUL and certain of its executives and officers. These derivative lawsuits relate to Altria’s investment in JUUL, and assert claims of breach of fiduciary duty by the Altria defendants and aiding and abetting in that alleged breach of fiduciary duty by the remaining defendants. In March 2021, the United States District Court for the Northern District of California granted defendants’ motion to transfer both lawsuits to the United States District Court for the Eastern District of Virginia. Three additional federal derivative lawsuits were filed in October 2020, January 2021 and March 2021, respectively, in the United States District Court for the Eastern District of Virginia against Mr. Willard, Mr. Gifford, Mr. Crosthwaite, certain members of Altria’s Board of Directors, JUUL, its founders and some of its current and former executives. These suits assert various claims, including breach of fiduciary duty, unjust enrichment, waste of corporate assets and violations of certain federal securities laws. The remedies sought in these lawsuits include damages, disgorgement of profits, reformation of Altria’s corporate governance and internal procedures, and attorneys’ fees. In April 2021, the court consolidated the five cases pending in the Eastern District of Virginia into a single action.
State Shareholder Derivative Lawsuits: Six derivative lawsuits have been filed in Virginia state courts against Mr. Willard, Mr. Gifford, Mr. Crosthwaite (Altria’s former Chief Growth Officer and JUUL’s current Chief Executive Officer), certain members of Altria’s Board of Directors, JUUL, its founders and some of its current and former executives. The lawsuits were filed in September 2020, May 2021, June 2021, July 2021, August 2021 and August 2021, respectively. The lawsuits assert various claims, including breach of fiduciary duty, and seek remedies similar to those sought by plaintiffs in the cases pending in federal court in the Eastern District of Virginia. In July 2021 and September 2021, the court consolidated the first four of these state derivative cases into a single action.
Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of October 25, 2021, two “Lights/Ultra Lights” class actions are pending in U.S. state court. Neither case is active.
As of October 25, 2021, one smoking and health case alleging personal injury or seeking court-supervised programs or ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of October 25, 2021, there is one case pending against USSTC.
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

Guarantees and Other Similar Matters
In the ordinary course of business, certain subsidiaries of Altria have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2021, Altria and certain of its subsidiaries (i) had $48 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for guarantees related to their own performance, including $24 million for surety bonds; and (iii) had a redeemable noncontrolling interest of $39 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.
Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of Altria’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria does not have a related liability recorded on its condensed consolidated balance sheet at September 30, 2021 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the IQOS patent litigation discussed above under Certain Other Tobacco-Related Litigation - IQOS Litigation, excluding the patent infringement case filed with the United States District Court for the Northern District of Georgia.
PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under its $3.0 billion Credit Agreement and amounts outstanding under its commercial paper program.

Note 13. New Accounting Guidance Not Yet Adopted
The following table provides a description of issued accounting guidance applicable to, but not yet adopted by, Altria:

Standards	Description	Effective Date for Public Entity	Effect on Financial Statements
ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity	The guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Key provisions of the guidance include reducing the number of accounting models, simplifying the earnings per share calculations and expanding the disclosures related to convertible instruments.	The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021.	Altria’s adoption of this guidance is not expected to have a material impact on its consolidated financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of the Company
When used in this Quarterly Report on Form 10-Q (“Form 10-Q”), the terms “Altria,” “we” and “our” refer to Altria Group, Inc. and its subsidiaries, unless the context requires otherwise.
Altria’s Vision by 2030 is to responsibly lead the transition of adult smokers to a smoke-free future (“Vision”). Altria is focused on moving adult smokers away from cigarettes by taking action to transition adult smokers to potentially less harmful choices.
For a description of Altria, see Background in Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q (“Item 1”).
For a detailed description of Altria’s reportable segments, see Note 9. Segment Reporting to the condensed consolidated financial statements in Item 1 (“Note 9”).
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
Ste. Michelle Transaction
On July 8, 2021, UST LLC (“UST”) entered into a share purchase agreement pursuant to which it agreed to sell its subsidiary, International Wine & Spirits Ltd. (“IWS”), which includes Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), to an entity controlled by investment funds managed by Sycamore Partners Management, L.P. in an all-cash transaction with a purchase price of approximately $1.2 billion and the assumption of certain liabilities of IWS and its subsidiaries (the “Ste. Michelle Transaction”). UST completed the sale of IWS on October 1, 2021. For further discussion, see Note 3. Assets Held for Sale to the condensed consolidated financial statements in Item 1 (“Note 3”).
COVID-19 Pandemic
The COVID-19 pandemic has led to adverse impacts on the U.S. and global economies and continues to create economic uncertainty even as COVID-19 vaccines have been and continue to be administered in 2021 and the U.S. and global economies have begun to operate with reduced restrictions on consumer movements and business operations. Although much uncertainty still surrounds the pandemic (including its duration, the impact of COVID-19 variants and ultimate overall impact on U.S and global economies, Altria and its subsidiaries’ operations and those of its investees), Altria continues to monitor the macroeconomic risks of the COVID-19 pandemic (including labor shortages and inflation) and continues to carefully evaluate potential outcomes and work to mitigate risks. Specifically, Altria remains focused on any potential impact to its liquidity, operations, supply and distribution chains and on economic conditions. In terms of Altria’s liquidity, despite some volatility in commercial paper markets in 2020, Altria has not experienced a material adverse impact to its liquidity.
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
Altria’s suppliers and those within its distribution chain continue to be subject to potential facility closures, remote working protocols and labor shortages. To date, Altria has not experienced any material disruptions to its supply chains or distribution systems, but is continuing to monitor these factors. Altria continues to monitor the risk that the business of one or more suppliers, distributors or any other entities within its supply and distribution chains may be disrupted.
In September 2021, the President of the United States issued an Executive Order charging the Occupational Safety and Health Administration (“OSHA”) with developing an emergency temporary standard requiring almost all employers mandate certain COVID-19 vaccination and testing requirements in the workplace. This mandate could have an adverse impact on worker availability at Altria’s subsidiaries’ or investees’ manufacturing, salesforce and administrative operations, or in their distribution and supply chains.
Altria believes that the COVID-19 pandemic altered adult tobacco consumer behaviors and purchasing patterns, particularly in the earlier stages of the pandemic. While the number of adult tobacco consumer trips to the store remain below pre-pandemic levels and tobacco expenditures per trip remain elevated, the environment continues to evolve as the effects of government stimulus have lessened and consumer mobility returns to more normal levels. Although Altria’s tobacco businesses have not experienced a material adverse impact to date by the COVID-19 pandemic, there is continued uncertainty as to how the COVID-19 pandemic (including changes in COVID-19-related restrictions and guidelines) may impact adult tobacco consumers in the future. Altria continues to monitor the macroeconomic risks of the COVID-19 pandemic (including risks associated with the timing and extent of vaccine administration and the impact of COVID-19 variants), and their effect on adult tobacco consumers, including stay-at-home practices and disposable income, which may be further impacted by unemployment rates and inflation. Altria also continues to monitor adult tobacco consumers’ purchasing behaviors, including overall tobacco product expenditures, mix between premium and discount brand purchases and adoption of smoke-free products.

Anheuser-Busch InBev SA/NV (“ABI”) continued to be impacted by the COVID-19 pandemic, including the effects of COVID-19 variants, supply-chain constraints across certain markets, transactional foreign exchange and commodity cost headwinds. During the first nine months of 2021, ABI’s share price continued to fluctuate, ultimately resulting in a lower share price at September 30, 2021 compared to December 31, 2020. As discussed in Note 4. Investment in Equity Securities to the condensed consolidated financial statements in Item 1 (“Note 4”), in preparing Altria’s financial statements for the period ended September 30, 2021, Altria concluded that the full recovery to the carrying value will take longer than previously expected, therefore, the decline in fair value of its investment in ABI at September 30, 2021 was other than temporary. In determining that the decline in fair value was other than temporary, Altria considered the continued impact of the COVID-19 pandemic on ABI’s global business along with several other factors. As a result, Altria recorded to income (losses) from equity investments in its condensed consolidated statements of earnings (losses) a non-cash, pre-tax impairment charge of $6.2 billion for the nine and three months ended September 30, 2021. Altria will continue to monitor its investment in ABI, including the impact of the COVID-19 pandemic on ABI’s business and market valuation.
Altria has considered the impact of the COVID-19 pandemic on the business of JUUL Labs, Inc. (“JUUL”), including its sales, distribution, operations, supply chain and liquidity, in conducting its periodic impairment assessment and quantitative valuations. JUUL’s operations were negatively impacted in 2020 by the COVID-19 pandemic due to stay-at-home practices and government-mandated restrictions. While the impact was considered in Altria’s quantitative valuations conducted in connection with the preparation of its financial statements for the nine months ended September 30, 2021 and during 2020, Altria does not believe the COVID-19 pandemic was a primary driver of the non-cash, pre-tax impairment charge recorded during 2020 or any quarterly changes in fair value recorded since the fourth quarter of 2020. Altria will continue to monitor the impact of the COVID-19 pandemic on JUUL’s business, including near-term supply chain constraints and component part shortages, in Altria’s quarterly quantitative valuations of JUUL.
Altria has considered the impact of the COVID-19 pandemic on the business of Cronos Group Inc. (“Cronos”), including its sales, distribution, operations, supply chain and liquidity. During 2020 and the first nine months of 2021, Cronos has been adversely impacted by the COVID-19 pandemic, due in part to government actions limiting access to retail stores in the United States and Canada, including the recording in 2020 of an impairment charge on certain goodwill and intangible assets. However, the continued rollout of vaccines in the United States and Canada has resulted in the easing of COVID-19 related restrictions in most of the United States and Canada during the third quarter of 2021. Altria will continue to monitor the impact of COVID-19 pandemic on Cronos’ business, including near-term supply chain challenges, and market valuation.

Consolidated Results of Operations for the Nine Months Ended September 30, 2021
The changes in net earnings (losses) attributable to Altria and diluted earnings (losses) per share (“EPS”) attributable to Altria for the nine months ended September 30, 2021, from the nine months ended September 30, 2020, were due primarily to the following:

(in millions, except per share data)	Net Earnings (Losses)	Diluted EPS
For the nine months ended September 30, 2020	$2,543	$1.36
2020 Implementation and acquisition-related costs	314	0.17
2020 Tobacco and health and certain other litigation items	57	0.03
2020 Impairment of JUUL equity securities	2,600	1.40
2020 ABI-related special items	544	0.29
2020 Cronos-related special items	143	0.08
2020 COVID-19 special items	37	0.02
2020 Tax items	38	0.02
Subtotal 2020 special items	3,733	2.01
2021 NPM Adjustment Items	57	0.03
2021 Implementation, acquisition and disposition-related costs	(95)	(0.05)
2021 Tobacco and health and certain other litigation items	(113)	(0.06)
2021 ABI-related special items	(4,828)	(2.60)
2021 Cronos-related special items	(205)	(0.11)
2021 Loss on early extinguishment of debt	(496)	(0.27)
2021 Tax items	5	—
Subtotal 2021 special items	(5,675)	(3.06)
Fewer shares outstanding	—	0.02
Change in tax rate	(18)	(0.01)
Operations	268	0.14
For the nine months ended September 30, 2021	$851	$0.46

2021 Reported Net Earnings (Losses)	$851	$0.46
2020 Reported Net Earnings (Losses)	$2,543	$1.36
% Change	(66.5)%	(66.2)%

2021 Adjusted Net Earnings and Adjusted Diluted EPS	$6,526	$3.52
2020 Adjusted Net Earnings and Adjusted Diluted EPS	$6,276	$3.37
% Change	4.0%	4.5%
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
▪Change in Tax Rate: The change in the tax rate (which excludes the impact of special items shown in the table above) was driven primarily by higher state tax expense and foreign tax rate differential.
▪Operations: The increase of $268 million in operations (which excludes the impact of special items shown in the table above) was due primarily to the following:
•higher OCI from the smokeable products segment;
•favorable net periodic benefit income, excluding service cost; and
•higher income from Altria’s equity investment in ABI.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.

Consolidated Results of Operations for the Three Months Ended September 30, 2021
The changes in net earnings (losses) attributable to Altria and diluted EPS attributable to Altria for the three months ended September 30, 2021, from the three months ended September 30, 2020, were due primarily to the following:

(in millions, except per share data)	Net Earnings (Losses)	Diluted EPS
For the three months ended September 30, 2020	$(952)	$(0.51)
2020 Implementation and acquisition-related costs	8	—
2020 Tobacco and health and certain other litigation items	25	0.01
2020 Impairment of JUUL equity securities	2,600	1.40
2020 ABI-related special items	405	0.22
2020 Cronos-related special items	142	0.08
2020 Tax items	(13)	(0.01)
Subtotal 2020 special items	3,167	1.70
2021 NPM Adjustment Items	33	0.02
2021 Implementation, acquisition and disposition-related costs	(52)	(0.03)
2021 Tobacco and health and certain other litigation items	(80)	(0.04)
2021 JUUL changes in fair value	100	0.05
2021 ABI-related special items	(4,899)	(2.65)
2021 Cronos-related special items	(89)	(0.05)
2021 Tax items	8	—
Subtotal 2021 special items	(4,979)	(2.70)
Fewer shares outstanding	—	0.01
Change in tax rate	26	0.01
Operations	16	0.01
For the three months ended September 30, 2021	$(2,722)	$(1.48)

2021 Reported Net Earnings (Losses)	$(2,722)	$(1.48)
2020 Reported Net Earnings (Losses)	$(952)	$(0.51)
% Change	(100)%+	(100)%+

2021 Adjusted Net Earnings and Adjusted Diluted EPS	$2,257	$1.22
2020 Adjusted Net Earnings and Adjusted Diluted EPS	$2,215	$1.19
% Change	1.9%	2.5%
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
▪Change in Tax Rate: The change in the tax rate (which excludes the impact of special items shown in the table above) was driven primarily by dividends associated with Altria’s equity investment in ABI.
▪Operations: The increase of $16 million in operations (which excludes the impact of special items shown in the table above) was due primarily to the following:
•higher income from Altria’s equity investment in ABI;
•favorable net periodic benefit income, excluding service cost; and
•lower interest and other debt expense, net;
partially offset by:
▪lower OCI.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.

2021 Forecasted Results
Altria narrows its guidance for 2021 full-year adjusted diluted EPS to be in a range of $4.58 to $4.62, representing a growth rate of 5% to 6% over its 2020 full-year adjusted diluted EPS base of $4.36, as shown in the first table below. While the 2021 full-year adjusted diluted EPS guidance accounts for a range of scenarios, the external environment remains dynamic. Altria will continue to monitor conditions related to (i) the economy (including unemployment rates and the impact of increased inflation), (ii) adult tobacco consumer dynamics, including stay-at-home practices, disposable income, purchasing patterns and adoption of smoke-free products, (iii) regulatory and legislative (including excise tax) developments and (iv) the timing and extent of COVID-19 vaccine administration and the impact of COVID-19 variants.
Altria’s 2021 full-year adjusted diluted EPS guidance range includes planned investments in support of its Vision to responsibly lead the transition of adult smokers to a smoke-free future, such as (i) marketplace investments to expand the availability and awareness of Altria’s smoke-free products, (ii) costs associated with building an industry-leading consumer engagement platform that enhances data collection and insights in support of adult tobacco consumer transition to smoke-free products and (iii) increased smoke-free product research and development expense. This forecasted growth rate excludes the (income) expense items in the second table below.
Altria continues to expect its 2021 full-year adjusted effective tax rate will be in a range of 24.5% to 25.5%.

Reconciliation of 2020 Reported Diluted EPS to 2020 Adjusted Diluted EPS
2020 Reported diluted EPS	$2.40
Asset impairment, exit, implementation and acquisition-related costs	0.18
Tobacco and health and certain other litigation items	0.03
Impairment of JUUL equity securities	1.40
JUUL changes in fair value	(0.05)
ABI-related special items	0.32
Cronos-related special items	0.03
COVID-19 special items	0.02
Tax items	0.03
2020 Adjusted diluted EPS	$4.36
The following (income) expense items are excluded from Altria’s 2021 forecasted adjusted diluted EPS growth rate:

(Income) Expense Excluded from 2021 Forecasted Adjusted Diluted EPS
NPM Adjustment Items	$(0.03)
Implementation, acquisition and disposition-related costs	0.05
Tobacco and health and certain other litigation items	0.06
ABI-related special items	2.60
Cronos-related special items	0.11
Loss on early extinguishment of debt	0.27
$3.06
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
Non-GAAP Financial Measures
While Altria reports its financial results in accordance with GAAP, its management also reviews certain financial results, including OCI, OCI margins, net earnings (losses) attributable to Altria and diluted EPS, on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, asset impairment charges, acquisition-related and disposition-related costs, COVID-19 special items, equity investment-related special items (including any changes in fair value of the equity investment and any related warrants and preemptive rights), certain tax items, charges associated with tobacco and health and certain other litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items”). Altria’s management does not view any of these special items to be part of Altria’s underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results. Altria’s management also reviews income tax rates on an adjusted basis. Altria’s adjusted effective tax rate may exclude certain tax items from its reported effective tax rate.
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
Investment in ABI
At September 30, 2021, Altria’s investment in ABI consisted of 185 million restricted shares (the “Restricted Shares”) and 12 million ordinary shares of ABI. The fair value of Altria’s equity investment in ABI is based on (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and, at September 30, 2021, was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets, for the Restricted Shares, and was classified in Level 2 of the fair value hierarchy.
In October 2019, the fair value of Altria’s equity investment in ABI declined below its carrying value and at September 30, 2021 had not recovered. In preparing its financial statements for the period ended September 30, 2021, Altria evaluated the factors related to the fair value decline, including the impact on the fair value of ABI’s shares during the COVID-19 pandemic, which has negatively impacted ABI’s business. Altria evaluated the duration and magnitude of the fair value decline at September 30, 2021, ABI’s financial condition and near-term prospects, and Altria’s intent and ability to hold its investment in ABI until recovery. In preparing its financial statements for the period ended September 30, 2021, Altria concluded that the decline in fair value of its investment in ABI at September 30, 2021 was other than temporary. As a result, Altria recorded a non-cash, pre-tax impairment charge of $6.2 billion for the nine and three months ended September 30, 2021 to income (losses) from equity investments in its condensed consolidated statements of earnings (losses). This impairment charge reflected the difference between the fair value using ABI’s share price at September 30, 2021 and the carrying value of Altria’s equity investment in ABI at September 30, 2021, prior to recording the impairment charge. This conclusion was based on the following factors:
▪the fair value of Altria’s investment in ABI had been below its carrying value since October 2019 and had not fully recovered. At its lowest point in March 2020, the fair value of Altria’s investment in ABI was below its carrying value by approximately 52% and at December 31, 2020 had recovered to approximately 17%. During the first nine months of 2021, ABI’s share price continued to fluctuate, ultimately resulting in a share price decline of 18% since December 31, 2020. At September 30, 2021, prior to recording the impairment charge, the fair value of Altria’s investment in ABI was below its carrying value by approximately 35%;
▪the fair value of Altria’s investment in ABI historically exceeded its carrying value since October 2016 (when Altria obtained its ownership interest in ABI) with the exception of certain periods starting in September 2018 and since October 2019. Altria was optimistic about a near-term recovery because ABI’s share price demonstrated significant recovery, including during 2019, the second half of 2020 and the first half of 2021. However, during the third quarter of 2021, the decline in ABI’s share price resumed and, at September 30, 2021, the share price was lower than at December 31, 2020, erasing much of the recovery experienced in the second half of 2020 and first half of 2021;
▪ABI’s share price continued to decline following the release of ABI’s second quarter of 2021 earnings report in which ABI’s performance in the first half of 2021 improved meaningfully versus the same period in 2020. Despite ABI’s second quarter of 2021 results, which also included top-line growth ahead of the pre-pandemic levels from the second quarter of 2019 as well as the reaffirmation of its 2021 outlook, ABI’s income growth was impacted by, among other things, transactional foreign exchange and commodity cost headwinds; and
▪the industry disruption and volatility associated with the COVID-19 pandemic, including the impact of COVID-19 variants and related cost headwinds, have continued. While Altria continues to believe that ABI’s share price performance is not reflective of its underlying long-term equity value, and ABI’s share price will recover, Altria now believes that it will take longer than previously expected as Altria believes that COVID-19 variants, supply-chain constraints across certain markets, transactional foreign exchange and commodity cost headwinds may continue to impact ABI’s near-term financial results and share price performance.
Although Altria recorded an impairment charge on its investment in ABI during the nine and three months ended September 30, 2021, Altria continues to have confidence in ABI’s (i) long-term strategies, (ii) premium global brands, (iii) experienced management team and (iv) capability to successfully navigate its near-term challenges. Altria further expects that the adverse impacts related to the COVID-19 pandemic that have negatively impacted ABI’s global business are transitory, but now also anticipates that the full recovery to the carrying value will take longer than previously expected. During October 2021, ABI’s share price continued to fluctuate and at October 25, 2021, the fair value of Altria’s investment in ABI approximated its carrying value. Altria will continue to monitor its investment in ABI, including the impact of the COVID-19 pandemic and subsequent recovery on ABI’s business and market valuation. For further discussion of Altria’s investment in ABI, see Note 4.
Investment in Cronos
The fair value of Altria’s equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. In September 2021, the fair value of Altria’s equity method investment in Cronos declined below its carrying value. At September 30 2021, the fair value of Altria’s equity method investment in Cronos was below its carrying value by $14 million or approximately 2%. Altria has evaluated the factors related to the fair value decline. Based on Altria’s evaluation of the duration and magnitude of the fair value decline at September 30, 2021, Altria concluded that the decline in fair value of its equity method investment in Cronos below its carrying value is temporary and, therefore, no impairment was recorded. At October 25, 2021, the fair value of Altria’s equity method investment in Cronos was below its carrying value by $26 million or approximately 3%.
Altria will continue to monitor its equity method investment in Cronos, including the impact of the COVID-19 pandemic on Cronos’s business and market valuation. If Altria were to conclude that the decline in fair value is other than temporary, Altria would determine and recognize, in the period identified, the impairment of its equity method investment, which could result in a material adverse effect on Altria’s consolidated financial position or earnings. For further discussion of Altria’s investment in Cronos, see Note 4.
Federal Excise Taxes
Congress is currently considering legislation that would significantly increase the federal excise tax for all tobacco products and create a new tax for e-vapor products and other products containing nicotine that are not currently subject to a tobacco federal excise tax. Additionally, e-vapor products and oral nicotine products not currently taxed would be subject to a federal excise tax that would vary based on the nicotine content.
Altria uses an income approach to estimate (i) the fair values of its goodwill and intangible assets when conducting its annual review of goodwill and indefinite-lived intangible assets for potential impairment (more frequently if events occur that would require an interim review) and (ii) the fair value of its investment in JUUL, when accounting for its equity method investment in JUUL under the fair value option. Altria believes that an excise tax on cigars, moist smokeless tobacco products (“MST”), e-vapor products and oral nicotine pouches at the current proposed rates could have a material adverse impact on the significant assumptions used in performing these valuations, including volume, operating margins and income.
At this time, it is unclear (i) whether proposed tobacco and nicotine taxes will be included in any final legislation and (ii) what the amounts of any such taxes that would be included, if enacted. If the proposed tobacco and nicotine federal excise taxes on cigars, MST and e-vapor products are included in any final legislation at the rates that are currently proposed, it could result in a material non-cash impairment of the Skoal trademark and a material decrease in the fair value of its investment in JUUL, either of which would have a material adverse effect on Altria’s consolidated financial position or earnings.

Consolidated Operating Results

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net revenues:
Smokeable products	$17,275	$17,522	$5,975	$6,313
Oral tobacco products	1,945	1,901	626	640
Wine	494	434	177	157
All other	44	(8)	8	13
Net revenues	$19,758	$19,849	$6,786	$7,123
Excise taxes on products:
Smokeable products	$3,620	$3,950	$1,218	$1,407
Oral tobacco products	98	98	32	33
Wine	14	14	5	5
All other	1	1	—	—
Excise taxes on products	$3,733	$4,063	$1,255	$1,445
Operating income:
OCI:
Smokeable products	$7,901	$7,609	$2,753	$2,789
Oral tobacco products	1,269	1,297	405	436
Wine	21	(347)	(24)	19
All other	(56)	(63)	(30)	(7)
Amortization of intangibles	(53)	(54)	(18)	(17)
General corporate expenses	(255)	(150)	(135)	(60)
Operating income	$8,827	$8,292	$2,951	$3,160
As discussed further in Note 9, the CODM reviews OCI to evaluate the performance of, and allocate resources to, the segments. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

The following table provides a reconciliation of adjusted net earnings (losses) attributable to Altria and adjusted diluted EPS attributable to Altria for the nine months ended September 30:

(in millions of dollars, except per share data)	Earnings (Losses) before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings (Losses)	Net Earnings (Losses) Attributable to Altria	Diluted EPS
2021 Reported	$1,544	$693	$851	$851	$0.46
NPM Adjustment Items	(76)	(19)	(57)	(57)	(0.03)
Implementation, acquisition and disposition-related costs	117	22	95	95	0.05
Tobacco and health and certain other litigation items	148	35	113	113	0.06
ABI-related special items	6,111	1,283	4,828	4,828	2.60
Cronos-related special items	200	(5)	205	205	0.11
Loss on early extinguishment of debt	649	153	496	496	0.27
Tax items	—	5	(5)	(5)	—
2021 Adjusted for Special Items	$8,693	$2,167	$6,526	$6,526	$3.52

2020 Reported	$4,349	$1,817	$2,532	$2,543	$1.36
Implementation and acquisition-related costs	415	101	314	314	0.17
Tobacco and health and certain other litigation items	76	19	57	57	0.03
Impairment of JUUL equity securities	2,600	—	2,600	2,600	1.40
ABI-related special items	689	145	544	544	0.29
Cronos-related special items	144	1	143	143	0.08
COVID-19 special items	50	13	37	37	0.02
Tax items	—	(38)	38	38	0.02
2020 Adjusted for Special Items	$8,323	$2,058	$6,265	$6,276	$3.37

The following table provides a reconciliation of adjusted net earnings (losses) attributable to Altria and adjusted diluted EPS attributable to Altria for the three months ended September 30:

(in millions of dollars, except per share data)	Earnings (Losses) before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings (Losses)	Net Earnings (Losses) Attributable to Altria	Diluted EPS
2021 Reported	$(3,302)	$(582)	$(2,720)	$(2,722)	$(1.48)
NPM Adjustment Items	(44)	(11)	(33)	(33)	(0.02)
Implementation, acquisition and disposition-related costs	61	9	52	52	0.03
Tobacco and health and certain other litigation items	105	25	80	80	0.04
JUUL changes in fair value	(100)	—	(100)	(100)	(0.05)
ABI-related special items	6,200	1,301	4,899	4,899	2.65
Cronos-related special items	89	—	89	89	0.05
Tax items	—	8	(8)	(8)	—
2021 Adjusted for Special Items	$3,009	$750	$2,259	$2,257	$1.22

2020 Reported	$(324)	$632	$(956)	$(952)	$(0.51)
Implementation and acquisition-related costs	12	4	8	8	—
Tobacco and health and certain other litigation items	34	9	25	25	0.01
Impairment of JUUL equity securities	2,600	—	2,600	2,600	1.40
ABI-related special items	513	108	405	405	0.22
Cronos-related special items	143	1	142	142	0.08
Tax items	—	13	(13)	(13)	(0.01)
2020 Adjusted for Special Items	$2,978	$767	$2,211	$2,215	$1.19
The following special items affected the comparability of statements of earnings (losses) amounts for the nine and three months ended September 30, 2021 and 2020:
▪NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation in Note 12. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 12”) and NPM Adjustment Items in Note 9, respectively.
▪Implementation, Acquisition and Disposition-Related Costs: Pre-tax implementation, acquisition and disposition-related charges were $117 million and $61 million for the nine and three months ended September 30, 2021, respectively. Pre-tax implementation and acquisition-related costs were $415 million and $12 million for the nine and three months ended September 30, 2020, respectively. For a discussion of implementation, acquisition and disposition-related costs, see Note 9.
▪Tobacco and Health and Certain Other Litigation Items: For a discussion of tobacco and health and certain other litigation items and a breakdown of these costs by segment, see Note 12 and Tobacco and Health and Certain Other Litigation Items in Note 9, respectively.
▪Impairment of JUUL Equity Securities: For the nine and three months ended September 30, 2020, Altria recorded a non-cash, pre-tax impairment charge of $2,600 million, reported as impairment of JUUL equity securities in its condensed consolidated statements of earnings (losses). A full tax valuation allowance was recorded in 2020 attributable to the tax benefit associated with the impairment charge. For further discussion, see Note 4 and Note 11. Income Taxes to the condensed consolidated financial statements in Item 1 (“Note 11”).
▪JUUL Changes in Fair Value: For the three months ended September 30, 2021, Altria recorded a non-cash, pre-tax unrealized gain of $100 million, reported as (income) losses from equity investments in its condensed consolidated statements of earnings (losses) as a result of changes in the estimated fair value of Altria’s investment in JUUL. A corresponding adjustment was made to the JUUL tax valuation allowance. At September 30, 2021, the estimated fair value of Altria’s investment in JUUL was $1,705 million, unchanged from its December 31, 2020 estimated fair value. For further discussion, see Note 4.

▪ABI-Related Special Items: Altria’s losses from its equity investment in ABI for the nine and three months ended September 30, 2021 included net pre-tax charges of $6,111 million and $6,200 million, respectively, substantially all of which related to an impairment of Altria’s equity investment in ABI. For further discussion, see Note 4.
Altria’s losses from its equity investment in ABI for the nine months ended September 30, 2020 included net pre-tax charges of $689 million, consisting primarily of (i) mark-to-market losses on certain ABI financial instruments associated with its share commitments, (ii) completion of the sale of its Australia subsidiary and (iii) goodwill impairment charges associated with its Africa businesses.
Altria’s losses from its equity investment in ABI for the three months ended September 30, 2020 included net pre-tax charges of $513 million, consisting primarily of ABI’s completion of the sale of its Australia subsidiary and goodwill impairment charges associated with its Africa businesses.
These amounts include Altria’s respective share of amounts recorded by ABI and may also include additional adjustments related to (i) conversion from international financial reporting standards to GAAP and (ii) adjustments to Altria’s investment required under the equity method of accounting.
▪Cronos-Related Special Items: For the nine and three months ended September 30, 2021 and 2020, Altria recorded net pre-tax (income) expense consisting of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2021	2020	2021	2020
(Gain) loss on Cronos-related financial instruments (1)	$128	$202	$135	$105
(Income) losses from equity investments (2)	72	(58)	(46)	38
Total Cronos-related special items - (income) expense	$200	$144	$89	$143
(1)Amounts are related to the non-cash change in the fair value of the warrant and certain anti-dilution protections (the “Fixed-price Preemptive Rights”) acquired in the Cronos transaction.
(2)Amounts include Altria’s share of special items recorded by Cronos and may also include adjustments to Altria’s investment required under the equity method of accounting.
For further discussion, see Note 4 and Note 5. Financial Instruments to the condensed consolidated financial statements in Item 1.
▪Loss on Early Extinguishment of Debt: During the first quarter of 2021, Altria recorded pre-tax losses of $649 million as a result of the completed debt tender offers and redemption of certain long-term senior unsecured notes. For further discussion, see Note 10. Debt to the condensed consolidated financial statements in Item 1 (“Note 10”).
▪COVID-19 Special Items: For the nine months ended September 30, 2020, Altria recorded net pre-tax charges totaling $50 million directly related to disruptions caused by or efforts to mitigate the impact of the COVID-19 pandemic. For further discussion and a breakdown of these costs by segment, see COVID-19 Special Items in Note 9.
▪Tax Items: Tax items for the nine months ended September 30, 2020 included net tax expense of $38 million, due primarily to tax expense of $17 million for a tax basis adjustment to Altria’s investment in ABI and net tax expense of $12 million for adjustments resulting from amended returns and audit adjustments related to prior years. Tax items for the three months ended September 30, 2020 included tax benefits of $13 million, due primarily to tax benefits of $17 million for a tax basis adjustment of Altria’s investment in ABI.
Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Net revenues, which include excise taxes billed to customers, decreased $91 million (0.5%), due primarily to lower net revenues in the smokeable products segment, partially offset by higher net revenues in the wine and oral tobacco products segments and the financial services business.
Cost of sales decreased $561 million (9.5.%), due primarily to the inventory-related charges in the wine segment in 2020 (as discussed in Note 9), lower shipment volume in the smokeable products segment, NPM Adjustment Items in 2021 and COVID-19 special items in 2020, partially offset by higher per unit settlement charges, higher manufacturing costs and higher shipment volume in the wine segment.
Excise taxes on products decreased $330 million (8.1%), due primarily to lower shipment volume in the smokeable products segment.
Marketing, administration and research costs increased $265 million (16.7%), due primarily to higher general corporate expenses, higher spending in the oral tobacco products (including higher acquisition-related costs - as discussed in Note 9) and smokeable products segments, the charge associated with the Ste. Michelle Transaction and higher spending associated with the retail expansion of IQOS and Marlboro HeatSticks.
Operating income increased $535 million (6.5%), due primarily to higher operating results in the wine and smokeable products segments, partially offset by higher general corporate expenses and lower operating results in the oral tobacco products segment.
Net periodic benefit income, excluding service cost, increased by $94 million (100.0%+), due primarily to lower interest cost resulting from a decrease in discount rates and amendments to its salaried retiree healthcare plans during the second quarter of 2021. For further discussion, see Note 6. Benefit Plans to the condensed consolidated financial statements in Item 1 (“Note 6”).
Income (losses) from equity investments, which decreased $5,483 million (100.0%+), were negatively impacted by unfavorable special items from Altria’s equity investments in ABI (primarily due to the impairment of Altria’s equity investment in ABI in 2021) and Cronos (as shown above).
Altria’s income tax rate increased 3.1 percentage points to 44.9%. For further discussion, see Note 11.
Reported net earnings (losses) attributable to Altria of $851 million decreased $1,692 million (66.5%), due primarily to higher losses from equity investments and the loss on early extinguishment of debt, partially offset by the 2020 impairment of JUUL equity securities, higher operating income, lower loss on Cronos-related financial instruments and favorable net periodic benefit income, excluding service cost. Reported basic and diluted EPS attributable to Altria of $0.46, decreased by 66.4% and 66.2%, respectively, due to lower reported net earnings (losses) attributable to Altria, partially offset by fewer shares outstanding.
Adjusted net earnings attributable to Altria of $6,526 million increased $250 million (4.0%), due primarily to higher smokeable products segment OCI, favorable net periodic benefit income, excluding service cost, and higher income from Altria’s investment in ABI, partially offset by a higher income tax rate. Adjusted diluted EPS attributable to Altria of $3.52 increased by 4.5%, due to higher adjusted net earnings attributable to Altria and fewer shares outstanding.
Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
Net revenues, which include excise taxes billed to customers, decreased $337 million (4.7%), due primarily to lower net revenues in the smokeable products segment.
Cost of sales decreased $103 million (5.3%), due primarily to lower shipment volume in the smokeable products segment and NPM Adjustment Items in 2021, partially offset by higher per unit settlement charges and higher manufacturing costs.
Excise taxes on products decreased $190 million (13.1%), due primarily to lower shipment volume in the smokeable products segment.
Marketing, administration and research costs increased $165 million (29.6%), due primarily to higher general corporate expenses, the charge associated with the Ste. Michelle Transaction, higher spending associated with the retail expansion of IQOS and Marlboro HeatSticks and higher spending in the oral tobacco products segment.
Operating income decreased $209 million (6.6%), due primarily to lower operating results in all reportable segments and higher general corporate expenses.
Interest and other debt expense, net decreased $44 million (14.2%), due primarily to lower interest costs in 2021 as a result of debt refinancing activities and interest income associated with NPM Adjustment Items in 2021.
Net periodic benefit income, excluding service cost, increased by $60 million (100.0%+), due primarily to lower interest cost resulting from a decrease in discount rates and amendments to its salaried retiree healthcare plans during the second quarter of 2021. For further discussion, see Note 6.
Income (losses) from equity investments, which decreased $5,443 million (100.0%+), were negatively impacted by unfavorable special items from Altria’s equity investment in ABI (primarily due to the impairment of Altria’s equity investment in ABI in 2021), partially offset by an increase in the estimated fair value of Altria’s investment in JUUL and Cronos’s special items (as shown above).
Altria’s income tax rate increased 212.7 percentage points to 17.6%. For further discussion, see Note 11.
Reported net earnings (losses) attributable to Altria of $(2,722) million decreased $1,770 million (100.0%+), due primarily to higher losses from equity investments and lower operating income, partially offset by the 2020 impairment of JUUL equity securities, favorable net periodic benefit income, excluding service cost, and lower interest and other debt expense, net. Reported basic and diluted EPS attributable to Altria of $(1.48), each decreased by 100.0%+, due to lower reported net earnings (losses) attributable to Altria, partially offset by fewer shares outstanding.
Adjusted net earnings attributable to Altria of $2,257 million increased $42 million (1.9%), due primarily to higher income from Altria’s equity investment in ABI, favorable net periodic income, excluding service cost, a lower income tax rate and lower interest and other debt expense, net, partially offset by lower OCI. Adjusted diluted EPS attributable to Altria of $1.22 increased by 2.5%, due to higher adjusted net earnings attributable to Altria and fewer shares outstanding.

Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The U.S. tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of Altria’s tobacco subsidiaries and investees and Altria’s consolidated results of operations, cash flows or financial position. These challenges, some of which are discussed in more detail in Note 12, in Part I, Item 1A. Risk Factors of our 2020 Form 10-K, in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the period ended June 30, 2021 (“Second Quarter 2021 Form 10-Q”) and in Part II, Item 1A. Risk Factors of this Form 10-Q, include:
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
▪reductions in cigarette and MST consumption levels due to growth of innovative tobacco products;
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
In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences are continuing to impact the tobacco industry. Altria’s tobacco subsidiaries believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral nicotine pouches. Adult smokers continue to transition from cigarettes to exclusive use of smoke-free tobacco product alternatives, which aligns with Altria’s Vision.
Until the second half of 2019, the e-vapor category experienced significant growth, and the number of adults who exclusively used e-vapor products also increased during that time, which, along with growth in oral nicotine pouches, negatively impacted consumption levels and sales volume of cigarettes and MST. Over the past two years, the legislative and regulatory activities discussed below negatively impacted growth in the e-vapor category. While these activities continue to impact the e-vapor category, the category has recently been experiencing a moderate rate of growth and has become increasingly competitive.
Oral nicotine pouch retail share of the total oral tobacco category has grown significantly over the past year from 7.7% year to date as of September 30, 2020 to 14.5% year to date as of September 30, 2021. The oral nicotine pouch category is also becoming increasingly competitive.

We are monitoring the introduction of unregulated synthetic nicotine products, which may lead to further competition for regulated tobacco products, including oral nicotine pouches and e-vapor products, and may result in underage use of these unregulated products.
Altria and its tobacco subsidiaries believe the innovative tobacco products categories (in particular, e-vapor) will continue to be dynamic due to adult tobacco consumer exploration of a variety of tobacco product options, adult consumer perceptions of the relative risks of smoke-free products compared to cigarettes, FDA determinations on product applications and legislative actions.
In the nine months ended September 30, 2021, we estimate that, when adjusted for trade inventory movements, calendar differences and other factors, domestic cigarette industry volume declined by 5%. Altria expects 2021 cigarette industry volume trends to continue to be most influenced by (i) changes to adult smoker stay-at-home practices, disposable income, purchasing patterns and adoption of smoke-free products, (ii) the economy (including unemployment rates, the impact of increased inflation and gasoline prices), (iii) fiscal stimulus, (iv) cross-category movement, (v) the timing and extent of COVID-19 vaccine administration and the impact of COVID-19 variants, (vi) adult smoker purchasing behavior of those who receive the vaccine and (vii) regulatory and legislative (including excise tax) developments.
Economic conditions also impact adult tobacco consumer purchase behavior. Prior economic downturns have resulted in adult tobacco consumers choosing discount products and other lower-priced tobacco products. Although the economic impact resulting from the COVID-19 pandemic has not meaningfully increased the growth of discount and lower priced tobacco products, in part due to stimulus payments, adult tobacco consumers may increasingly choose these products if economic conditions do not continue to improve. See Executive Summary in Item 7 above for further discussion.
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
Subject to certain limitations arising from legal challenges, the Final Tobacco Marketing Rule took effect in June 2010 for cigarettes and smokeless tobacco products and in August 2016 for all other tobacco products, including e-vapor and oral nicotine pouch products containing tobacco-derived nicotine.
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
▪Pre-Market Review Pathways for Tobacco Products and Market Authorization Enforcement: The FSPTCA permits the sale of tobacco products commercially marketed as of February 15, 2007 and not subsequently modified (“Grandfathered Products”) and new or modified products authorized through the pre-market tobacco product application (“PMTA”), Substantial Equivalence (“SE”) or SE Exemption pathways. Subsequent FDA rules also provide a Supplemental PMTA pathway designed to increase the efficiency of submission and review for modified versions of previously authorized products.
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
Provisional Products: Most cigarette and smokeless tobacco products currently marketed by Philip Morris USA Inc. (“PM USA”) and U.S. Smokeless Tobacco Company LLC (“USSTC”) are “Provisional Products”. Altria’s subsidiaries timely submitted SE reports for these Provisional Products. PM USA and USSTC have received SE determinations on certain Provisional Products. Those products that were found by the FDA to be not substantially equivalent (certain smokeless tobacco products) had been discontinued for business reasons prior to the FDA’s determinations; therefore, those determinations did not impact business results. PM USA and USSTC have other Provisional Products that continue to be subject to the FDA’s pre-market review process. In the meantime, they can continue marketing these products unless the FDA determines that a specific Provisional Product is not substantially equivalent.
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
Products Regulated in 2016: Manufacturers of products first regulated by the FDA in 2016, including cigars, oral nicotine pouches and e-vapor products, that were on the market as of August 8, 2016 and not subsequently modified must have filed an SE report or PMTA by the filing deadline of September 9, 2020 in order for their products to remain on the market. These products can remain on the market during FDA review through court-allowed, case-by-case discretion, so long as the report or application was timely filed with the FDA. Due to the large number of applications received by September 9, 2020, the FDA did not complete its review of all submitted applications by September 9, 2021; although it has issued various marketing denial orders on over 90% of the applications and issued marketing granted orders on a few applications for tobacco flavor e-vapor products. For those products still under FDA review, it is uncertain when and for how long the FDA may permit continued marketing and sale of those products pursuant to its case-by-case discretion. For products (new or modified) not on the market as of August 8, 2016, manufacturers must file an SE report or PMTA and receive FDA authorization prior to marketing and selling the product.
Helix Innovations LLC (“Helix”) submitted PMTAs for on! oral nicotine pouches in May 2020. JUUL submitted PMTAs to the FDA for its e-vapor device and the related tobacco and menthol flavors in July 2020. As of October 25, 2021, the FDA has not issued marketing order decisions for any on! or JUUL products. In addition, as of October 25, 2021, Middleton has received market orders or exemptions that cover over 98% of its cigar product volume and has pending timely filed SE reports for its remaining cigar product volume.
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
In September 2021, in connection with a patent dispute, the United States International Trade Commission (“ITC”) issued a cease and desist order banning (i) the importation of the IQOS electronic device, HeatSticks and infringing components into the

United States and (ii) the sale, marketing and distribution of such imported products in the United States. As a result, PM USA announced plans to begin removing the product from the marketplace. For a further discussion of the ITC decision, see Note 12.
In October 2021, the FDA authorized the marketing and sale of four of USSTC’s Verve oral nicotine products, including Green Mint and Blue Mint varieties, representing the first flavored product authorizations issued by the FDA for newly deemed products. These products are not currently marketed or sold.
Post-Market Surveillance: Manufacturers that receive product authorizations through the PMTA process must submit to the FDA post-market records and reports, as detailed in market orders. This includes notification of all marketing activities. The IQOS Tobacco Heating System is subject to this post-market surveillance requirement. The FDA may amend requirements of a market order or withdraw the market order based on this information if, among other reasons, it determines that the continued marketing of the products is no longer appropriate for the protection of the public health.
Effect of Adverse FDA Determinations: FDA review time frames have varied. It is therefore difficult to predict the duration of FDA reviews of SE reports or PMTAs. Failure of manufacturers to submit applications by the applicable deadline, an unfavorable determination on an application or the withdrawal by the FDA of a prior marketing order could result in the removal of products from the market. These manufacturers would have the option of marketing products that have received FDA pre-market authorization or Grandfathered Products. A “not substantially equivalent” determination, a denial of a PMTA or a marketing order withdrawal by the FDA on one or more products (which would require the removal of the product or products from the market) could have a material adverse impact on the business and consolidated results of operations of our tobacco subsidiaries and investees, and the cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL. Also, an adverse FDA determination on one or more innovative tobacco products could impede our ability to achieve our Vision.
▪FDA Regulatory Actions
▪Graphic Warnings: In March 2020, the FDA issued a final rule requiring 11 textual warnings accompanied by color graphics depicting certain negative health consequences of smoking on cigarette packaging and advertising. As a result of a March 2021 court order related to the COVID-19 pandemic and subsequent court orders resulting from a lawsuit brought by R.J. Reynolds Tobacco Company and others against the FDA, the final rule will be effective October 11, 2022. PM USA and other cigarette manufacturers have filed lawsuits challenging the final rule on substantive and procedural grounds.
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
Additionally, in March 2019, the FDA issued draft guidance further proposing restrictions to address underage e-vapor use. This guidance, which the FDA finalized in January 2020 and then revised in April 2020, states that the FDA intends to prioritize enforcement action against certain product categories, including cartridge-based, flavored e-vapor products and products targeted to minors.
▪Flavored Electronic Nicotine Delivery System (“ENDS”) Products: Some e-vapor product manufacturers filed PMTAs for flavored tobacco products. As of October 25, 2021, many of these manufacturers received marketing denial orders for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefit of their products to adult smokers overcomes the risk that their products pose to youth. FDA has communicated in these marketing denial orders that vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of Public Health” standard and that successful applications will require strong, product-specific evidence. A number of manufacturers are appealing the marketing denial orders for their products. If the FDA does not ultimately allow for the reintroduction of flavors other than tobacco, it could adversely affect the value of Altria’s investment in JUUL.
Some ENDS manufacturers, including some that have received marketing denial orders, have indicated their intention to market ENDS products containing synthetically-derived nicotine, which is not currently FDA-regulated. If these products are sold in higher volumes, and marketed outside of FDA oversight, it could adversely affect the value of

Altria’s investment in JUUL, have a material adverse effect on Altria’s consolidated financial position or earnings and impede our ability to achieve our Vision.
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
Congress is currently considering legislation that would significantly increase the federal excise tax for all tobacco products and create a new tax for e-vapor products and other products containing nicotine that are not currently subject to a tobacco federal excise tax. Additionally, e-vapor products and oral nicotine products not currently taxed would be subject to a federal excise tax that would vary based on the nicotine content.
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and October 25, 2021, the weighted-average state cigarette excise tax increased from $0.36 to $1.89 per pack. As of October 25, 2021, one state, Maryland, has enacted new legislation increasing cigarette excise taxes in 2021.
A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria’s subsidiaries support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of October 25, 2021, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST.
An increasing number of states and localities also are imposing excise taxes on e-vapor and oral nicotine pouches. As of October 25, 2021, 30 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 11 states and the District of Columbia have enacted legislation to tax oral nicotine pouches. Tax increases could have an adverse impact on the sales of these products.
Tax increases are expected to continue to have an adverse impact on product sales of Altria’s tobacco subsidiaries and JUUL through lower consumption levels and the potential shift in adult consumer purchases from the premium to the non-premium or discount segments, or to counterfeit and contraband products. Lower sales volume and reported share performance of Altria’s tobacco subsidiaries’ products could have a material adverse effect on Altria’s consolidated financial position or earnings. In addition, excise taxes on e-vapor and oral nicotine products may negatively impact adult smokers’ transition to these products, which could impede our ability to achieve our Vision.

International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of October 25, 2021, 181 countries, as well as the European Community, have become parties to the FCTC. While the U.S. is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
State Settlement Agreements
As discussed in Note 12, during 1997 and 1998, PM USA and other major domestic cigarette manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. Increases in inflation can increase our financial liability under the State Settlement Agreements. The State Settlement Agreements’ inflation calculations require us to apply the higher of 3% or the United States Bureau of Labor Statistics’ Consumer Price Index for All Urban Consumers (“CPI-U”) percentage rate as published in January of each year. For 2021, based on the latest CPI-U data, the inflation calculation may be above 3%, but Altria does not believe the increase would result in a material financial impact.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: A number of states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings and (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of October 25, 2021, three states are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, Utah, New York and Illinois) and the District of Columbia have passed such legislation. Some of these states, such as New York, Utah and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway.
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
Altria’s tobacco subsidiaries have challenged and will continue to challenge certain federal, state and local legislation and other governmental action, including through litigation. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented that could have a material adverse impact on the business and volume of our tobacco subsidiaries and investees, and the consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL. Such action also could negatively impact adult smokers’ transition to these products, which could adversely affect our ability to achieve our Vision.
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: After a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, in December 2019, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of October 25, 2021, 39 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on sales volume of our tobacco businesses, as discussed above under Underage Access and Use of Certain Tobacco Products, Altria supported raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, reflecting its longstanding commitment to combat underage tobacco use.
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
▪Other Legislation or Governmental Initiatives: In addition to the actions discussed above, other regulatory initiatives affecting the tobacco industry have been adopted or are being considered at the federal level and in a number of state and local jurisdictions. For example, during the COVID-19 pandemic, state and local governments required additional health and safety requirements of all businesses, including tobacco manufacturing and other facilities. State and local governments also mandated the temporary closure of some businesses. While many restrictions have eased, it is possible that tobacco manufacturing and other facilities and the facilities of our suppliers, our suppliers’ suppliers and our trade partners could be subject to additional government-mandated temporary closures and restrictions. In September 2021, the President of the United States issued an Executive Order charging OSHA with developing an emergency temporary standard requiring almost all employers to mandate certain COVID-19 vaccination and testing requirements in the workplace. This mandate could have an adverse impact on worker availability at Altria’s subsidiaries’ or investees’ manufacturing, salesforce and administrative operations, or in their distribution and supply chains.
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
▪Governmental Investigations: From time to time, Altria, its subsidiaries and investees are subject to governmental investigations on a range of matters.  For example: (i) the U.S. Federal Trade Commission (the “FTC”) issued a Civil Investigative Demand (“CID”) to Altria while conducting its antitrust review of Altria’s investment in JUUL seeking information regarding, among other things, Altria’s role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee (see Note 12 for a description of the FTC’s administrative complaint against Altria and JUUL); (ii) the U.S. Securities and Exchange Commission (“SEC”) commenced an investigation relating to Altria’s acquisition, disclosures and accounting controls in connection with the JUUL investment; and (iii) the New York State Office of the Attorney General issued a subpoena to Altria seeking documents relating to Altria’s investment in and provision of services to JUUL. Additionally, JUUL is currently under investigation by various federal and state agencies, including the SEC, the FDA and the FTC, and state attorneys general.  Such investigations vary in scope but at least some appear to include JUUL’s marketing practices, particularly as such practices relate to youth, and Altria may be asked in the context of those investigations to provide information concerning its investment in JUUL or relating to its marketing of Nu Mark LLC e-vapor products.
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
The COVID-19 pandemic also may limit access to and increase the cost of raw materials, component parts and personal protective equipment as U.S. and global suppliers may temporarily shut down facilities or use different production schedules with lower productivity in order to address exposure to the virus or as a result of a government mandate. In addition, current labor market dynamics indicate labor shortages, with employers in a number of industries having difficulty employing workers. These shortages have led to certain increases in raw material, ingredient and component part prices and may lead to disruptions in the supply chain; however, to date, the impact has been immaterial. The effects of the COVID-19 pandemic and labor market dynamics outlined above may continue after the pandemic wanes as a result of the developing commercial and economic environment, including increased government spending. This environment has led to an increased rate of inflation that, to date, has not had a material impact on our businesses, revenues or profitability.
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

Operating Results
Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for the smokeable products segment:

	Operating Results
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Net revenues	$17,275	$17,522	(1.4)%	$5,975	$6,313	(5.4)%
Excise taxes	(3,620)	(3,950)		(1,218)	(1,407)
Revenues net of excise taxes	$13,655	$13,572		$4,757	$4,906

Reported OCI	$7,901	$7,609	3.8%	$2,753	$2,789	(1.3)%
NPM Adjustment Items	(53)	—		(21)	—
Tobacco and health and certain other litigation items	72	73		29	34
COVID-19 special items	—	41		—	—
Adjusted OCI	$7,920	$7,723	2.6%	$2,761	$2,823	(2.2)%

Reported OCI margins (1)	57.9%	56.1%	1.8 pp	57.9%	56.8%	1.1 pp
Adjusted OCI margins (1)	58.0%	56.9%	1.1 pp	58.0%	57.5%	0.5 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Net revenues, which include excise taxes billed to customers, decreased $247 million (1.4%), due primarily to lower shipment volume ($1,539 million), partially offset by higher pricing ($1,284 million).

Reported OCI increased $292 million (3.8%), due primarily to higher pricing ($1,273 million), NPM Adjustment Items in 2021 ($53 million) and COVID-19 special items in 2020 ($41 million), partially offset by lower shipment volume ($923 million), higher per unit settlement charges and higher marketing, administration and research costs ($27 million).
Adjusted OCI increased $197 million (2.6%), due primarily to higher pricing, partially offset by lower shipment volume, higher per unit settlement charges and higher marketing, administration and research costs.
Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
Net revenues, which include excise taxes billed to customers, decreased $338 million (5.4%), due primarily to lower shipment volume ($925 million), partially offset by higher pricing ($570 million), which includes lower promotional investments.
Reported OCI decreased $36 million (1.3%), due primarily to lower shipment volume ($546 million) and higher per unit settlement charges, partially offset by higher pricing ($567 million), which includes lower promotional investments and NPM Adjustment Items in 2021 ($21 million).
Adjusted OCI decreased $62 million (2.2%), due primarily to lower shipment volume and higher per unit settlement charges, partially offset by higher pricing, which includes lower promotional investments.
Shipment Volume and Retail Share Results
The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(sticks in millions)	2021	2020	Change	2021	2020	Change
Cigarettes:
Marlboro	63,122	67,890	(7.0)%	21,368	24,258	(11.9)%
Other premium	3,180	3,496	(9.0)%	1,042	1,231	(15.4)%
Discount	5,068	6,205	(18.3)%	1,640	2,130	(23.0)%
Total cigarettes	71,370	77,591	(8.0)%	24,050	27,619	(12.9)%
Cigars:
Black & Mild	1,356	1,317	3.0%	424	468	(9.4)%
Other	5	8	(37.5)%	1	3	(66.7)%
Total cigars	1,361	1,325	2.7%	425	471	(9.8)%
Total smokeable products	72,731	78,916	(7.8)%	24,475	28,090	(12.9)%
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
The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2021	2020	Percentage Point Change	2021	2020	Percentage Point Change
Cigarettes:
Marlboro	43.2%	42.8%	0.4	43.2%	43.2%	—
Other premium	2.3	2.3	—	2.3	2.3	—
Discount	3.5	4.0	(0.5)	3.4	3.8	(0.4)
Total cigarettes	49.0%	49.1%	(0.1)	48.9%	49.3%	(0.4)
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
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
The smokeable products segment’s reported domestic cigarettes shipment volume decreased 8.0%, driven primarily by the industry’s rate of decline, trade inventory movements, calendar differences and other factors. When adjusted for trade inventory movements, calendar differences and other factors, the smokeable products segment’s reported domestic cigarettes shipment volume decreased by an estimated 5%. When adjusted for trade inventory movements, calendar differences and other factors, total estimated domestic cigarette industry volume decreased by an estimated 5%.
Shipments of premium cigarettes accounted for 92.9% and 92.0% of the smokeable products segment’s reported domestic cigarettes shipment volume for the nine months ended September 30, 2021 and 2020, respectively.
Total cigarettes industry discount category retail share increased 0.3 share points to 25.2%.
Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020
The smokeable products segment’s reported domestic cigarettes shipment volume decreased 12.9%, driven primarily by the industry’s rate of decline and trade inventory movements. When adjusted for trade inventory movements, the smokeable products segment’s reported domestic cigarettes shipment volume decreased by an estimated 7%. When adjusted for trade inventory movements and other factors, total estimated domestic cigarette industry volume decreased by an estimated 6.5%.
Shipments of premium cigarettes accounted for 93.2% and 92.3% of the smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended September 30, 2021 and 2020, respectively.
Total cigarettes industry discount category retail share increased 0.6 share points sequentially to 25.3%.
Pricing Actions
PM USA and Middleton executed the following pricing and promotional allowance actions during 2021 and 2020:
▪Effective August 15, 2021, PM USA increased the list price of Marlboro, L&M and Chesterfield by $0.14 per pack. In addition, PM USA increased the list price of all of its other cigarette brands by $0.17 per pack.
▪Effective January 24, 2021, PM USA increased the list price on all of its cigarette brands by $0.14 per pack.
▪Effective January 10, 2021, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.07 per five-pack.
▪Effective November 1, 2020, PM USA increased the list price on all of its cigarette brands by $0.13 per pack.
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

Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for the oral tobacco products segment:

	Operating Results
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Net revenues	$1,945	$1,901	2.3%	$626	$640	(2.2)%
Excise taxes	(98)	(98)		(32)	(33)
Revenues net of excise taxes	$1,847	$1,803		$594	$607

Reported OCI	$1,269	$1,297	(2.2)%	$405	$436	(7.1)%
Acquisition-related costs	37	6		—	4
COVID-19 special items	—	9		—	—
Adjusted OCI	$1,306	$1,312	(0.5)%	$405	$440	(8.0)%

Reported OCI margins (1)	68.7%	71.9%	(3.2) pp	68.2%	71.8%	(3.6) pp
Adjusted OCI margins (1)	70.7%	72.8%	(2.1) pp	68.2%	72.5%	(4.3) pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Net revenues, which include excise taxes billed to customers, increased $44 million (2.3%), due primarily to higher pricing ($72 million), which includes higher promotional investments in on!, partially offset by lower shipment volume ($29 million), including unfavorable shipment volume mix between the segment’s MST and oral nicotine pouch products.
Reported OCI decreased $28 million (2.2%) due primarily to higher costs ($51 million), which includes higher acquisition-related costs and COVID-19 special items in 2020, and lower shipment volume ($45 million), including unfavorable shipment volume mix), partially offset by higher pricing ($72 million), which includes higher promotional investments in on!.
Adjusted OCI was essentially unchanged as lower volume, including unfavorable shipment volume mix, and higher costs were mostly offset by higher pricing, which includes higher promotional investments in on!. Adjusted OCI margins declined by 2.1 percentage point to 70.7%, due to changes in shipment volume mix between the segment’s MST and oral nicotine pouch products.
Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
Net revenues, which include excise taxes billed to customers, decreased $14 million (2.2%), due primarily to lower shipment volume ($33 million), including unfavorable shipment volume mix, partially offset by higher pricing ($20 million), which includes higher promotional investments in on!.
Reported OCI decreased $31 million (7.1%), due primarily to lower shipment volume ($35 million), including unfavorable shipment volume mix and higher costs ($13 million), including lower acquisition-related costs, partially offset by higher pricing, which includes higher promotional investments in on!.
Adjusted OCI decreased $35 million (8.0%), due primarily to lower shipment volume, including unfavorable shipment volume mix, and higher costs, partially offset by higher pricing, which includes higher promotional investments in on!. Adjusted OCI margins declined by 4.3 percentage points to 68.2%, due to changes in shipment volume mix between the segment’s MST and oral nicotine pouch products.

Shipment Volume and Retail Share Results
The following table summarizes oral tobacco products segment shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(cans and packs in millions)	2021	2020	Change	2021	2020	Change
Copenhagen	378.4	395.0	(4.2)%	121.4	131.1	(7.4)%
Skoal	148.2	157.2	(5.7)%	47.7	52.3	(8.8)%
Other (includes Red Seal and on!)	87.7	65.0	34.9%	29.7	23.3	27.5%
Total oral tobacco products	614.3	617.2	(0.5)%	198.8	206.7	(3.8)%
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
The following table summarizes oral tobacco products segment retail share performance (excluding international volume):

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2021	2020	Percentage Point Change	2021	2020	Percentage Point Change
Copenhagen	29.8%	32.1%	(2.3)	29.2%	31.8%	(2.6)
Skoal	12.7	14.1	(1.4)	12.5	13.7	(1.2)
Other (includes Red Seal and on!)	5.4	3.9	1.5	6.1	4.5	1.6
Total oral tobacco products	47.9%	50.1%	(2.2)	47.8%	50.0%	(2.2)
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
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
The oral tobacco products segment’s reported domestic shipment volume decreased 0.5%, driven primarily by retail share losses (primarily due to the growth of oral nicotine pouches) and calendar differences, partially offset by industry growth and trade inventory movements. When adjusted for trade inventory movements and calendar differences, the oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 0.5%.
Total oral tobacco products category industry volume increased by an estimated 3% over the six months ended September 30, 2021, driven by growth in oral nicotine pouches.
Retail share losses in the oral tobacco products segment, including Copenhagen, were due to the growth of oral nicotine pouches.
Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020
The oral tobacco products segment’s reported domestic shipment volume decreased 3.8%, driven primarily by retail share losses (primarily due to the growth of oral nicotine pouches) and trade inventory movements, partially offset by industry growth, calendar differences and other factors. When adjusted for trade inventory movements and calendar differences, the oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 2.5%.

The oral tobacco products segment’s retail share was 47.8% and Copenhagen continued to be the leading oral tobacco brand with retail share of 29.2%. Share losses in the oral tobacco products segment, including Copenhagen, were due to the growth of oral nicotine pouches.
Total U.S. oral tobacco category share for on! was 3.0% in the third quarter, an increase of 1.0 percentage point sequentially and an increase of 1.9 percentage points from the end of 2020.
As of September 30, 2021, Helix had broadened the U.S. distribution of on! to over 110,000 stores.
Pricing Actions
USSTC executed the following pricing actions during 2021 and 2020:
▪Effective October 26, 2021, USSTC increased the list price on its Copenhagen and Skoal brands by $0.08 per can. USSTC also increased the list price on its Husky brand by $0.12 per can. In addition, USSTC decreased the price on its Red Seal brand by $0.17 per can.
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

Wine Segment
Operating Results
Financial Results and Shipment Volume
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for the wine segment:

	Operating Results
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Net revenues	$494	$434	13.8%	$177	$157	12.7%
Excise taxes	(14)	(14)		(5)	(5)
Revenues net of excise taxes	$480	$420		$172	$152

Reported OCI (Loss)	$21	$(347)	100.0%+	$(24)	$19	(100.0)%+
Implementation and disposition-related costs	52	395		51	1
Adjusted OCI	$73	$48	52.1%	$27	$20	35.0%

Reported OCI margins (1)	4.4%	(82.6)%	87.0 pp	(14.0)%	12.5%	(26.5) pp
Adjusted OCI margins (1)	15.2%	11.4%	3.8 pp	15.7%	13.2%	2.5 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Net revenues, which include excise taxes billed to customers, increased $60 million (13.8%), due to higher shipment volume, improved mix and higher pricing.
Reported OCI increased $368 million (100%+), due primarily to 2020 inventory-related charges discussed in Note 9 (included in implementation costs and charged to cost of sales), higher shipment volume, improved mix and higher pricing, partially offset by disposition-related charges recorded in the third quarter of 2021 related to the Ste. Michelle Transaction.
Adjusted OCI increased $25 million (52.1%), due primarily to higher shipment volume, improved mix and higher pricing.
For the nine months ended September 30, 2021, Ste. Michelle’s reported wine shipment volume increased 5.1% to 5,446 thousand cases.
Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
Net revenues, which include excise taxes billed to customers, increased $20 million (12.7%), due primarily to improved mix and higher pricing.
Reported OCI decreased $43 million (100.0%+), due primarily to disposition-related charges related to the Ste. Michelle Transaction, partially offset by higher pricing and improved mix.
Adjusted OCI increased $7 million (35.0%), due primarily to higher pricing and improved mix.
For the three months ended September 30, 2021, Ste. Michelle’s reported wine shipment volume decreased 2.6% to 1,836 thousand cases.

Financial Review
Cash Provided by/Used in Operating Activities
During the first nine months of 2021, net cash provided by operating activities was $5,742 million compared with $5,844 million during the first nine months of 2020. This decrease was due primarily to higher settlement and income tax payments, partially offset by lower excise tax payments due to lower volume.
Altria had a working capital deficit at September 30, 2021 and December 31, 2020. Altria’s management believes that Altria has the ability to fund working capital deficits with cash provided by operating activities and borrowings through its access to credit and capital markets, as discussed in the Debt and Liquidity section below.
Cash Provided by/Used in Investing Activities
During the first nine months of 2021, net cash used in investing activities was $42 million compared with $107 million during the first nine months of 2020. This decrease was due primarily to lower capital expenditures.
Capital expenditures for 2021 are expected to be in the range of $150 million to $200 million, a reduction from the previous range of $200 million to $250 million, and are expected to be funded from operating cash flows.
Cash Provided by/Used in Financing Activities
During the first nine months of 2021, net cash used in financing activities was $7,668 million compared with $3,713 million during the first nine months of 2020. This change was due primarily to the following:
▪repayment of $5.0 billion of Altria senior unsecured notes in connection with the 2021 debt tender offers and redemption and the premiums and fees in connection with the debt tender offers described below and in Note 10;
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
Credit Ratings - Altria’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under the Credit Agreement (as defined below) is discussed in Note 10.
At September 30, 2021, the credit ratings and outlook for Altria’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Stable
Standard & Poor’s Financial Services LLC (“S&P”)	A-2	BBB	Stable
Fitch Ratings Inc.	F2	BBB	Stable
Credit Lines - From time to time, Altria has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs.
In August 2021, Altria entered into an extension and amendment to its $3.0 billion senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”). For further discussion, see Note 10.
Any commercial paper issued by Altria and borrowings under the Credit Agreement are guaranteed by PM USA. For further discussion, see Supplemental Guarantor Financial Information below and Note 10.
Financial Market Environment - Altria believes it has adequate liquidity and access to financial resources to meet its anticipated obligations and ongoing business needs in the foreseeable future. Altria monitors the credit quality of its bank group and is not aware of any potential non-performing credit provider in that group.
Ste. Michelle Transaction - On October 1, 2021, UST received net cash proceeds of approximately $1.2 billion from the sale of its wine business.
Debt - At September 30, 2021 and December 31, 2020, Altria’s total debt was $28.1 billion and $29.5 billion, respectively.
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
During the first quarter of 2021, Altria (i) completed debt tender offers to purchase for cash certain of its long-term senior unsecured notes in the aggregate principal amount of $4,042 million and (ii) redeemed all of its outstanding 3.490% Notes due 2022 in an aggregate principal amount of $1.0 billion. As a result, for the nine months ended September 30, 2021, Altria recorded pre-tax losses on early extinguishment of debt of $649 million, which included premiums and fees of $623 million and the write-off of related unamortized debt discounts and debt issuance costs of $26 million.
As a result of the first quarter debt transactions, Altria reduced its near-term maturity towers and extended the weighted-average maturity of its debt. In addition, the weighted-average coupon interest rate on total long-term debt decreased to 4.0% at September 30, 2021 from 4.1% at December 31, 2020.
For further details on long-term debt, including the terms of the Notes, the debt tender offers and the redemption, see Note 10.
Guarantees and Other Similar Matters - As discussed in Note 12, Altria and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at September 30, 2021. From time to time, subsidiaries of Altria also issue lines of credit to affiliated entities. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 10, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under the commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity. For further discussion regarding Altria’s liquidity, see the Debt and Liquidity section above.
Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 12, PM USA has entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Altria’s subsidiaries recorded $3.4 billion and $3.6 billion of charges to cost of sales for the nine months ended September 30,

2021 and 2020, respectively, and $1.2 billion and $1.3 billion of charges to cost of sales for the three months ended September 30, 2021 and 2020, in connection with the State Settlement Agreements and FDA user fees. For further discussion of the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 12.
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
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of September 30, 2021, PM USA had posted appeal bonds totaling $45 million, which have been collateralized with restricted cash that is included in assets on the condensed consolidated balance sheet.
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
Equity and Dividends
Dividends paid during the first nine months of 2021 and 2020 were $4,787 million and $4,690 million, respectively, an increase of 2.1%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria in 2021 under its share repurchase program.
In August 2021, the Board of Directors (the “Board of Directors” or “Board”) declared a 4.7% increase in the quarterly dividend rate to $0.90 per share of Altria common stock versus the previous rate of $0.86 per share. The current annualized dividend rate is $3.60 per share. Altria maintains its long-term objective of a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. Future dividend payments remain subject to the discretion of the Board.
In October 2021, the Board authorized a $1.5 billion expansion of Altria’s existing share repurchase program from $2.0 billion to $3.5 billion, partially funded by the net cash proceeds from the Ste. Michelle Transaction. Altria expects to complete the expanded program by December 31, 2022. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board. For a discussion of Altria’s share repurchase programs, see Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Item 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.
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

Summarized Balance Sheets
(in millions of dollars)

	Parent		Guarantor
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Assets
Due from Non-Guarantor Subsidiaries	$81	$112	$199	$199
Other current assets	3,076	4,896	962	734
Total current assets	$3,157	$5,008	$1,161	$933

Due from Non-Guarantor Subsidiaries	$4,790	$4,790	$—	$—
Other assets	11,292	16,883	1,850	1,983
Total non-current assets	$16,082	$21,673	$1,850	$1,983

Liabilities
Due to Non-Guarantor Subsidiaries	$1,232	$1,169	$756	$656
Other current liabilities	3,123	3,688	4,071	4,539
Total current liabilities	$4,355	$4,857	$4,827	$5,195

Total non-current liabilities	$28,923	$30,958	$1,052	$1,268

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Nine Months Ended September 30, 2021
	Parent (1)	Guarantor
Net revenues	$—	$16,517
Gross profit	—	8,425
Net earnings (losses)	(5,611)	5,514
(1) For the nine months ended September 30, 2021, net earnings (losses) include $174 million of intercompany interest income from non-guarantor subsidiaries.
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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could differ materially from those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in Altria’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in, or implied by, any forward-looking statements made by Altria; any such statement is qualified by reference to the following cautionary statements. We elaborate on these important factors and the risks we face throughout this Form 10-Q, particularly in Item 1A and the “Business Environment” section preceding our discussion of the operating results of our segments, and in our publicly filed reports, including our 2020 Form 10-K and our Second Quarter 2021 Form 10-Q. These factors include the following:
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
▪a successful challenge to our tax positions, an increase to the corporate income tax rate or other changes to federal or state tax laws;
▪the risks related to our and our investees’ international business operations, including failure to prevent violations of various U.S. and foreign laws and regulations such as foreign privacy laws and laws prohibiting bribery and corruption;
▪the risks associated with health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, such as their impact on our financial performance and financial condition and on our subsidiaries’ and investees’ ability to continue manufacturing and distributing products, including as a result of labor shortages, and the impact of health epidemics and pandemics on general economic conditions (including any resulting recession or other economic crisis) and, in turn, adult consumer purchasing behavior, which may be further adversely impacted by any reductions in, or eliminations of, government stimulus or unemployment payments;
▪the failure of our tobacco subsidiaries and our investees to compete effectively in their respective markets;
▪the growth of the e-vapor category and other innovative tobacco products, including oral nicotine pouches, contributing to reductions in cigarette and MST consumption levels and sales volume;
▪our tobacco subsidiaries’ and our investees’ continued ability to promote brand equity successfully; to anticipate and respond to evolving adult consumer preferences; to develop, manufacture, market and distribute products that appeal to adult consumers (including, where appropriate, through arrangements with, and investments in third parties); to improve productivity; and to protect or enhance margins through cost savings and price increases;
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
▪the risks related to the reliance by our tobacco subsidiaries on a few significant facilities and a small number of key suppliers, distributors and distribution chain service providers, and the risk of an extended disruption at a facility of, or of service by, a supplier, distributor or distribution chain service provider of our tobacco subsidiaries or investees, including as a result of the COVID-19 pandemic;
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
▪the adverse effects of risks encountered by ABI in its business, including effects of the COVID-19 pandemic, foreign currency exchange rates and the impact of movements in ABI’s stock price on our equity investment in ABI, including on our reported earnings from and carrying value of our investment in ABI, which could result in additional impairments of our investment, and the dividends paid by ABI on the shares we own;
▪the risks related to our ownership percentage in ABI decreasing below certain levels, including additional tax liabilities, a reduction in the number of directors that we have the right to have appointed to the ABI board of directors and our potential inability to use the equity method of accounting for our investment in ABI;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The fair value of Altria’s long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting from changes in market interest rates. The following table provides the fair value of Altria’s long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates at September 30, 2021 and December 31, 2020:

(in billions)	September 30, 2021	December 31, 2020
Fair value	$31.0	$34.7
Decrease in fair value from a 1% increase in market interest rates	2.8	2.7
Increase in fair value from a 1% decrease in market interest rates	3.3	3.1
Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate, or a fallback benchmark rate determined based on prevailing market convention, plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s and S&P. The applicable percentage based on Altria’s long-term senior unsecured debt ratings at September 30, 2021 borrowings under the Credit Agreement was 1.0%. At September 30, 2021 and December 31, 2020, Altria had no borrowings under the Credit Agreement.
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

The following table provides (i) fair values of the Fixed-price Preemptive Rights and Cronos warrants and (ii) the change in fair value based on a 10% increase or decrease in the quoted market price of Cronos shares at September 30, 2021 and December 31, 2020:

	Fixed-price Preemptive Rights		Cronos Warrant
(in millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Fair values	$3	$24	$32	$139
Change in fair value based on a 10% increase/decrease in the quoted market price of Cronos shares	1	6	11	28

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

Item 1A. Risk Factors
Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of our 2020 Form 10-K and in Part II, Item 1A. Risk Factors of our Second Quarter 2021 Form 10-Q. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2020 Form 10-K and in our Second Quarter 2021 Form 10-Q.
Risks Related to Litigation, Legislative or Regulatory Action
A challenge to our tax positions, an increase in the income tax rate or other changes to federal or state tax laws could adversely affect our earnings or cash flow.
Tax laws and regulations, such as the 2017 Tax Cuts and Jobs Act, are complex and subject to varying interpretations. A successful challenge to one or more of Altria’s tax positions (which could give rise to additional liabilities, including interest and potential penalties), an increase in the corporate income tax rate or other changes to federal or state tax laws, including changes in how foreign investments are taxed, could adversely affect our earnings or cash flow.
Risks Related to Our Investments
Altria recorded an impairment charge of $6.2 billion on its investment in ABI for the nine and three months ended September 30, 2021. If the carrying value of our investment in ABI exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired, which would result in additional impairment losses.
As discussed in Note 4, since October 2019, the carrying value of our investment in ABI has exceeded the fair value of our equity investment in ABI. In preparing our financial statements for the period ended September 30, 2021, we concluded that the decline in fair value of our investment in ABI below its carrying value was other than temporary at September 30, 2021. As a result, we recorded a non-cash, pre-tax impairment charge of $6.2 billion for the nine and three months ended September 30, 2021 to income (losses) from equity investments in Altria’s condensed consolidated statements of earnings (losses). This impairment charge reflects the difference between the fair value of our investment in ABI using ABI’s share price at September 30, 2021 and the carrying value of Altria’s equity investment in ABI at September 30, 2021. Additionally, if ABI is unable to successfully execute its business plans and strategies and the fair value of our investment in ABI continues to decrease, it could result in additional impairment losses, which could have a material adverse effect on our consolidated financial position or earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2021, the Board of Directors authorized a new $2.0 billion share repurchase program, which it expanded to $3.5 billion in October 2021. Altria expects to complete the expanded program by December 31, 2022. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board.
Altria’s share repurchase activity for each of the three months in the period ended September 30, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

July 1-31, 2021	2,088,922	$47.30	2,088,922	$1,251,200,508
August 1-31, 2021	2,381,498	$48.20	2,373,425	$1,136,801,113
September 1-30, 2021	2,206,667	$49.51	2,205,774	$1,027,601,765
	6,677,087	$48.35	6,668,121
(1) The total number of shares purchased includes (a) shares purchased under the January 2021 share repurchase program (which totaled 2,088,922 shares in July, 2,373,425 shares in August and 2,205,774 shares in September) and (b) shares withheld by Altria in an amount equal to the statutory withholding taxes for vested stock-based awards previously granted to eligible employees (which totaled 8,073 shares in August and 893 shares in September).
(2) This chart provides information for each of the three months in the period ended September 30. 2021; therefore, it does not reflect the October 2021 expansion of Altria’s share repurchase program discussed above.

Item 6. Exhibits

4.1
Extension and Amendment No. 2 to the Credit Agreement, effective August 18, 2021, among Altria Group, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. and Citibank, N.A., as administrative agents. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on August 18, 2021 (File No. 1-08940).

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
October 28, 2021