Form 10-K
period 2021-12-31
ALTRIA GROUP, INC.
filed 2022-02-25
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $88 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at February 15, 2022
Common Stock, $0.33 1/3 par value	1,817,257,322	shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 19, 2022, to be filed with the U.S. Securities and Exchange Commission on or about April 7, 2022, are incorporated by reference into Part III hereof.

Part I
Item 1. Business.
General Development of Business
When used in this Annual Report on Form 10-K (“Form 10-K”), the terms “Altria,” “we,” “us” and “our” refers to Altria Group, Inc. and its subsidiaries, unless the context requires otherwise.
Altria’s Vision by 2030 is to responsibly lead the transition of adult smokers to a smoke-free future (“Vision”). Altria is Moving Beyond SmokingTM, leading the way in moving adult smokers away from cigarettes by taking action to transition millions to potentially less harmful choices - believing it is a substantial opportunity for adult tobacco consumers, Altria’s businesses and society.
Altria’s wholly owned subsidiaries include Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco products (“MST”) and snus products; Helix Innovations LLC (“Helix”), which operates in the United States and Canada, and Helix Innovations GmbH and its subsidiaries (“Helix ROW”), which operate internationally in the rest-of-world, are engaged in the manufacture and sale of on! oral nicotine pouches; and Philip Morris Capital Corporation (“PMCC”), which maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria wholly owned subsidiaries include Altria Group Distribution Company, which provides sales and distribution services to Altria’s domestic tobacco operating companies, and Altria Client Services LLC (“ALCS”), which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria.
On October 1, 2021, UST sold its subsidiary, International Wine & Spirits Ltd. (“IWS”), which included Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), in an all-cash transaction with a net purchase price of approximately $1.2 billion and the assumption of certain liabilities of IWS and its subsidiaries (the “Ste. Michelle Transaction”).
In 2019, Helix acquired Burger Söhne Holding and its subsidiaries as well as certain affiliated companies that are engaged in the manufacture and sale of on! oral nicotine pouches. At closing, Altria owned an 80% interest in Helix, for which Altria paid $353 million. At December 31, 2021, Altria owned 100% of the global on! business as a result of transactions in December 2020 and April 2021 to purchase the remaining 20% interest in (i) Helix ROW and (ii) Helix, respectively. The total purchase price of the December 2020 and April 2021 transactions was approximately $250 million.
Altria’s reportable segments are smokeable products and oral tobacco products. The financial services and the innovative tobacco products businesses are included in an all other category due to the continued reduction of the lease portfolio of PMCC and the relative financial contribution of Altria’s innovative tobacco products businesses to Altria’s consolidated results. Prior to October 1, 2021, wine products produced and/or distributed by Ste. Michelle constituted the reportable wine segment. For further information, see Note 15. Segment Reporting to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Form 10-K (“Item 8”).
Altria’s investments in equity securities consist of Anheuser-Busch InBev SA/NV (“ABI”), Cronos Group Inc. (“Cronos”) and JUUL Labs, Inc. (“JUUL”). Altria accounts for its investments in ABI and Cronos under the equity method of accounting using a one-quarter lag. Altria accounts for its equity investment in JUUL under the fair value option.
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
The products of Altria’s tobacco operating companies include: (i) smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; and (ii) oral tobacco products, consisting of MST and snus products manufactured and sold by USSTC and oral nicotine pouches manufactured and sold by Helix.
▪Cigarettes: PM USA is the largest cigarette company in the United States and substantially all cigarettes are manufactured and sold to customers in the United States. Marlboro, the principal cigarette brand of PM USA, has been the largest-selling cigarette brand in the United States for over 45 years. Total smokeable products segment’s cigarettes shipment volume in the United States was 93.8 billion units in 2021, a decrease of 7.5% from 2020.

▪Cigars: Middleton is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Middleton contracts with a third-party importer to supply a majority of its cigars and sells substantially all of its cigars to customers in the United States. Black & Mild is the principal cigar brand of Middleton. Total smokeable products segment’s cigars shipment volume was approximately 1.8 billion units in 2021, essentially unchanged from 2020.
▪Oral tobacco products: USSTC is the leading producer and marketer of MST products. The oral tobacco products segment includes the premium brands, Copenhagen and Skoal, and value brand, Red Seal, sold by USSTC. In addition, the oral tobacco products segment includes on! oral nicotine pouches sold by Helix. Substantially all of the oral tobacco products are manufactured and sold to customers in the United States. Total oral tobacco products segment’s shipment volume was 820.3 million units in 2021, essentially unchanged from 2020.
▪Innovative tobacco products: In December 2013, Altria’s subsidiaries entered into a series of agreements with Philip Morris International Inc. (“PMI”), including an agreement that grants Altria an exclusive right to commercialize certain of PMI’s heated tobacco products in the United States, subject to the U.S. Food and Drug Administration’s (“FDA”) authorization of the applicable products. PMI submitted a pre-market tobacco product application (“PMTA”) and modified risk tobacco product (“MRTP”) application with the FDA for its electronically heated tobacco products, comprising the IQOS Tobacco Heating System. In 2019, based on FDA authorized PMTAs, PM USA began commercialization of the IQOS Tobacco Heating System in select markets.
In connection with a patent dispute, the U.S. International Trade Commission (“ITC”) issued a limited exclusion order barring the importation of the IQOS devices, Marlboro HeatSticks and infringing components into the United States and a cease and desist order barring domestic sales, marketing and distribution of these imported products effective November 29, 2021. In December 2021, defendants appealed the orders to the U.S. Court of Appeals for the Federal Circuit. Due to this litigation, PM USA removed the IQOS devices and Marlboro HeatSticks from the marketplace. PM USA does not expect to have access to IQOS devices or Marlboro HeatSticks in 2022. For a further discussion of the ITC decision, see Note 18. Contingencies to the consolidated financial statements in Item 8 (“Note 18”).
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

Other Matters
▪Customers: For a discussion of PM USA, USSTC, Helix and Middleton’s largest customers, including their percentages of Altria’s consolidated net revenues for the years ended December 31, 2021, 2020 and 2019, see Note 15. Segment Reporting to the consolidated financial statements in Item 8 (“Note 15”).
▪Executive Officers of Altria: The disclosure regarding executive officers is included in Item 10. Directors, Executive Officers and Corporate Governance - Information about Our Executive Officers as of February 15, 2022 of this Form 10-K.
▪Human Capital Resources: We believe our workforce is critical to achieving our Vision. Attracting, developing and retaining the best talent with the skills to make significant progress toward our Vision is a key business priority. Moreover, we recognize the importance of doing business the right way. We believe culture influences employee actions and decision-making. This is why we dedicate resources to promoting a vibrant, inclusive workplace; attracting, developing and retaining talented, diverse employees; promoting a culture of compliance and integrity; creating a safe workplace; and rewarding and recognizing employees for both the results they deliver and, importantly, how they deliver them.
Oversight and Management
Our Human Resources department is responsible for managing employment-related matters, including recruiting and hiring, onboarding, compensation and benefits design and implementation, performance management, advancement and succession planning and professional and learning development. Our inclusion, diversity and equity (“ID&E”) programs are managed by our Corporate Citizenship department. Our Board of Directors (“Board of Directors” or “Board”) and the Compensation and Talent Development Committee provide oversight of human capital matters, including reviewing initiatives and programs related to corporate culture and enterprise-wide talent development, including our ID&E initiatives.
Inclusion, Diversity and Equity
We recognize the critical importance of ID&E in pursuing our Vision and believe in the value of a workforce composed of a broad spectrum of backgrounds and cultures. In 2020, we established the following aspirational Inclusion & Diversity Aiming Points to help guide our efforts:
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
As of December 31, 2021, women represented 32% of vice president-level and 41% of director-level roles; Asian, Black, Hispanic or employees of two or more races represented 24% of our vice president-level and 26% of our director-level roles.
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
We are committed to pay equity across our companies. Based on the most recent annual analysis we conducted in November 2021, adjusting for factors generally considered to be legitimate differentiators of salary, such as performance and tenure, salaries of our female employees were 99.6% of those of our male employees, and salaries of our non-white employees were 99.9% of those of our white employees.
In addition to cash and equity compensation, we offer generous employee benefits such as significant company contributions to deferred profit sharing plans, consumer-driven health plan coverage, vacation and holiday pay, disability and life insurance, and up to 12 weeks paid parental and family leave for birth, adoption and foster placement and an additional six weeks paid leave for birth mothers. Our benefits also include mental health and wellness benefits and family creation assistance benefits, such as adoption assistance and coverage for fertility treatments. In response to the COVID-19 pandemic, for 2020 and 2021, we expanded dependent care coverage to include $5,000 employee reimbursement for remote learning and other dependent care costs. In addition, we offered financial incentives to our employees to encourage vaccination against COVID-19. While there is some variability in employee benefits across our companies, the examples we provide are available to most employees.
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
To help our employees succeed in their roles and develop in their careers, we emphasize ongoing training and leadership development opportunities. Building skills that drive innovation and aligning our employees to our Vision is important for our long-term success. The Human Resources department leads our learning and development efforts partnering with learning professionals embedded in functions throughout our operating and services companies. Employees have access to a wide variety of development programs, including new employee onboarding, classroom and self-guided training programs, technical training, including training to maintain professional certifications, and our educational refund program for continuing education.
We regularly conduct anonymous employee engagement surveys to seek feedback on a variety of topics, including employee satisfaction, support from leadership, corporate culture and culture of compliance. In addition, in 2021, we conducted quarterly employee surveys to gauge topics such as employee well-being in light of the COVID-19 pandemic, inclusion and workload. Survey results, including comparisons to prior results, are shared with our employees and our Board and are used to modify or enhance our human capital management programs.
Workplace Safety
Our goal is for every Altria employee to have an injury-free career, which is supported by our Safety Management System (“SMS”). We strive for continuous improvement in our employee safety program through SMS infrastructure. Our Occupational Safety and Health Administration recordable injury rate for 2021 was 1.7% (versus 1.9% for 2020) and remains below the benchmark for companies in the U.S. Beverage and Tobacco Product Manufacturing industry classification.
In response to the COVID-19 pandemic, we implemented safety measures aligned with Centers for Disease Control and Prevention guidelines to help protect our employees, including remote work for non-manufacturing salaried employees and additional cleaning and sanitation practices. We also established a COVID-19 Task Force and a Return to Workplace team to facilitate the decision-making process as we navigated the evolving COVID-19 environment and its impacts on our employees.
Number of Employees and Labor Relations
At December 31, 2021, we employed approximately 6,000 people (a decrease from approximately 7,100 at December 31, 2020 driven by the sale of the wine business). Thirty percent of our employees were hourly manufacturing employees and members of labor unions subject to collective bargaining agreements. We believe we engage and collaborate effectively with our hourly employees, as demonstrated by the positive working relationship between our companies and the unions. We also have long-term agreements that resolve any collective bargaining dispute through binding arbitration, which further demonstrates the trust-based relationship with the unions.
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
More information about efforts discussed in this section can be found in our Corporate Responsibility Reports at www.altria.com/responsibility.
▪Intellectual Property: Trademarks are of material importance to Altria and its operating companies, and are protected by registration or otherwise. In addition, as of December 31, 2021, the portfolio of United States patents owned by Altria’s businesses, as a whole, was material to Altria and its tobacco businesses. However, no one patent or group of related patents was material to Altria’s business or its tobacco businesses as of December 31, 2021. Altria’s businesses also have proprietary trade secrets, technology, know-how, processes and other intellectual property rights that are protected by appropriate confidentiality measures. Certain trade secrets are material to Altria and its tobacco businesses.
▪Government Regulations: Altria and its subsidiaries are subject to various federal, state and local laws and regulations. For discussion of laws and regulations impacting Altria’s tobacco operating companies, see Tobacco Space - Business Environment in Item 7.
Altria and its subsidiaries (and former subsidiaries) are also subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States: the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. Subsidiaries (and former subsidiaries) of Altria are involved in several matters subjecting them to potential costs of remediation and natural resource damages under Superfund or other laws and regulations. Altria’s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. As discussed in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in Item 8 (“Note 2”), Altria provides for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change. Other than those amounts, it is not possible to reasonably estimate the cost of any environmental remediation and compliance efforts that subsidiaries of Altria may undertake in the future. In the opinion of management, however, compliance with environmental laws and regulations, including the payment of any remediation costs or damages and related expenditures, has not had, and is not expected to have, a material adverse effect on Altria’s consolidated results of operations, capital expenditures, financial position or cash flows.
Available Information
Altria is required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”).
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
We may from time to time make written or oral forward-looking statements, including earnings guidance and other statements contained in filings with the SEC, reports to security holders, press releases and investor webcasts and presentations. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “forecasts,” “intends,” “projects,” “goals,” “objectives,” “guidance,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
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
Risks Related to Litigation, Legislative or Regulatory Action
Unfavorable litigation outcomes could materially adversely affect the consolidated results of operations, cash flows or financial position of Altria or the businesses of one or more of its subsidiaries or investees and Altria’s ability to achieve its Vision.
Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria and its subsidiaries, including PM USA, as well as their respective indemnitees, indemnitors and Altria’s investees. Various types of claims may be raised in these proceedings, including product liability, unfair trade practices, antitrust, tax, contraband-related claims, patent infringement, employment matters, claims alleging violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), claims for contribution and claims of competitors, shareholders and distributors. Legislative action, such as changes to tort law, also may expand the types of claims and remedies available to plaintiffs.
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
Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 47 states and Puerto Rico now limit the dollar amount of bonds or require no bond at all. As discussed in Note 18, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria, or the businesses of one or more of its subsidiaries or investees, could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.
In certain litigation, Altria, its subsidiaries and its investees may face potentially significant non-monetary remedies that could have a material adverse effect on our businesses. For example, in the Federal Government’s lawsuit discussed in Note 18, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of “corrective statements.” In the patent lawsuit adjudicated before the ITC discussed in Note 18, the ITC banned the importation of the IQOS devices, Marlboro HeatSticks and component parts into the United States and the sale and marketing of any such products previously imported into the United States. As a result of the ITC’s decision, PM USA removed the IQOS devices, Marlboro HeatSticks and any infringing components from the marketplace.
In 2019, we determined that our investment in JUUL was impaired in part due to the increase in the number and type of legal cases pending against JUUL. Altria and PM USA are also defendants in many of these cases. In addition, in April 2020 the Federal Trade Commission (“FTC”) issued an administrative complaint against Altria and JUUL alleging that Altria’s 35% investment in JUUL and the associated agreements constitute unreasonable restraint on trade. In February 2022, the administrative law judge dismissed the FTC’s complaint. FTC complaint counsel appealed that decision to the FTC Commissioners. E-vapor litigation and the FTC action, including the remedies the FTC is seeking, are further discussed in Item 3. Legal Proceedings of this Form 10-K (“Item 3”) and Note 18.
Altria and its subsidiaries have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty, and significant challenges remain.
It is possible that the consolidated results of operations, cash flows or financial position of Altria, or the businesses of one or more of its subsidiaries or investees, could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. In addition, an unfavorable outcome in certain pending litigation could adversely affect our ability to achieve our Vision. Altria and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria to do so. See Item 3, Note 18 and Exhibits 99.1 and 99.2 to this Form 10-K for a discussion of pending tobacco-related litigation.
Significant federal, state and local governmental actions, including actions by the FDA, and various private sector actions may continue to have an adverse impact on Altria and its tobacco operating companies’ or its investees’ businesses and sales volumes and on Altria’s ability to achieve its Vision.
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
More broadly, actions by the FDA and other federal, state or local governments or agencies, including those specific actions described in Tobacco Space - Business Environment in Item 7, may (i) impact the adult tobacco consumer acceptability of or access to tobacco products (for example, through nicotine or constituent limits or menthol or other flavor bans), (ii) delay or prevent the launch of new or modified tobacco products or products with claims of reduced risk, (iii) limit adult tobacco consumer choices, (iv) require the recall or other removal of tobacco products from the marketplace (for example as a result of (a) product contamination, (b) legislation and rulemaking that bans menthol or other flavors, (c) a determination by the FDA that one or more tobacco products do not satisfy the statutory requirements for substantial equivalence, (d) because the FDA requires that a currently marketed tobacco product proceed through the pre-market review process or (e) because the FDA does not authorize a PMTA or otherwise determines that removal is necessary for the protection of public health), (v) restrict communications to adult tobacco consumers, (vi) restrict the ability to differentiate tobacco products, (vii) create a competitive advantage or disadvantage for certain tobacco companies, (viii) impose additional manufacturing, labeling or packing requirements, (ix) interrupt manufacturing or otherwise significantly increase the cost of doing business, (x) result in increased illicit trade in tobacco products or (xi) restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments. Any one or more of these actions may have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco operating companies, including adversely affecting Altria’s investment in JUUL and Altria’s ability to achieve its Vision. See Tobacco Space - Business Environment in Item 7 for a more detailed discussion.
Tobacco products are subject to substantial taxation, which could have an adverse impact on sales of the tobacco products of Altria’s tobacco operating companies and JUUL and on Altria’s ability to achieve its Vision.
Tobacco products are subject to substantial excise taxes, and significant increases in tobacco product-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States at the federal, state and local levels. The frequency and magnitude of excise tax increases can be influenced by various factors, including federal and state budgets and the composition of executive and legislative bodies. Tax increases are expected to continue to have an adverse impact on sales of the tobacco products of our tobacco operating companies and JUUL through lower consumption levels and the potential shift in adult tobacco consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. Such shifts may also have an adverse impact on the reported share performance of tobacco products of Altria’s tobacco operating companies. In addition, excise taxes on e-vapor and oral nicotine products may negatively impact adult smokers’ transition to these products, which could adversely affect Altria’s ability to achieve its Vision. For further discussion, see Tobacco Space - Business Environment - Excise Taxes in Item 7.
Unfavorable outcomes of any governmental investigations could materially affect the businesses of Altria and its subsidiaries or its investees and Altria’s ability to achieve its Vision.
From time to time, Altria, its subsidiaries and its investees are subject to federal and state governmental investigations on a range of matters. For further discussion of current pending investigations, see Tobacco Space - Business Environment - Other International, Federal, State and Local Regulation and Governmental and Private Activity in Item 7. We cannot predict the outcome of any such investigation, and it is possible that our business or the businesses of our subsidiaries and investees and our ability to achieve our Vision could be materially adversely affected by an unfavorable outcome of any current or future investigation.
A challenge to our tax positions, an increase in the income tax rate or other changes to federal or state tax laws could adversely affect our earnings or cash flow.
Tax laws and regulations are complex and subject to varying interpretations. A successful challenge to one or more of Altria’s tax positions (which could give rise to additional liabilities, including interest and potential penalties), an increase in the corporate income tax rate or other changes to federal or state tax laws, including changes to how foreign investments are taxed, could adversely affect Altria’s earnings or cash flow.
International business operations subject Altria, its subsidiaries and its investees to various United States and foreign laws and regulations, and violations of such laws or regulations could result in reputational harm, legal challenges and/or significant costs.
While Altria and its subsidiaries are primarily engaged in business activities in the United States, they do engage (directly or indirectly) in certain international business activities that are subject to various United States and foreign laws and regulations, such as foreign privacy laws, the U.S. Foreign Corrupt Practices Act and other laws prohibiting bribery and corruption. Although we have a Code of Conduct for Compliance and Integrity and a compliance system designed to prevent and detect violations of applicable law, no system can provide assurance that it will always protect against improper actions by employees, investees or third parties. Altria’s investees also engage in international business operations. Violations of these laws, or allegations of such violations, by Altria, its subsidiaries or its investees could result in reputational harm, legal challenges and/or significant costs.
Risks Related to Business Operations
Altria, its subsidiaries and its investees face various risks related to health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, which could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco operating companies and investees.
Altria’s, its subsidiaries’ and its investees’ business and financial results, consolidated results of operations, cash flows or financial position could be negatively impacted by health epidemics, pandemics and similar outbreaks. The continuing COVID-19 pandemic could have negative impacts, such as (i) a global or U.S. recession or other economic crisis, including a financial crisis, (ii) credit and capital markets volatility (and limited access to these markets, including by those in the distribution and supply chains), (iii) significant volatility in demand for our tobacco operating companies’ and investees’ products, (iv) changes in adult tobacco consumer accessibility to those products, including due to government action, (v) changes in adult tobacco consumer behavior and preferences, including trading down to lower-priced products or the reduction in, or the cessation of, product use due to public health actions or concerns and economic conditions (including those stemming from potential changes in government stimulus or reductions in unemployment payments or other benefits), and (vi) extended or multiple disruptions in our tobacco operating companies’ or investees’ manufacturing operations, or in their distribution and supply chains. In addition, our subsidiaries and investees may incur increased costs and otherwise be negatively affected if significant portions of their respective workforces (or the workforces within their respective distribution or supply chains) are unable to work or work effectively, including because of illness, unavailability of personal protective equipment, quarantines, government actions, facility closures or other restrictions.
The impact of the COVID-19 pandemic depends on factors beyond our knowledge or control, including the duration and severity of the outbreak (including new variants), increases in the number of cases in future periods, and actions taken to contain its spread and mitigate the public health effects. We cannot at this time predict the impact of the COVID-19 pandemic on our or our investees’ future financial or operational results, but the impact could be material over time. See the risks below related to extended disruptions at a facility, of a distributor or in service by a service provider and the risks related to our investments in JUUL, ABI and Cronos and the earnings from and carrying value of those investments. For further discussion on the impact of the COVID-19 pandemic on our tobacco operating companies and investees, see Executive Summary - COVID-19 Pandemic in Item 7.
Altria’s tobacco businesses face significant competition (including across categories) and their failure to compete effectively could have an adverse effect on the consolidated results of operations or cash flows of Altria, or the business of Altria’s tobacco operating companies and on Altria’s ability to achieve its Vision.
Each of Altria’s tobacco operating companies operates in highly competitive tobacco categories. This competition also exists across categories as adult tobacco consumer preferences evolve. Significant methods of competition include product quality, taste, price, product innovation, marketing, packaging, distribution and promotional activities. This highly competitive environment could negatively impact the profitability, market share (including as a result of down-trading to lower-priced competitive brands) and shipment volume of Altria’s tobacco operating companies, which could have an adverse effect on the consolidated results of operations or cash flows of Altria. See Tobacco Space - Business Environment - Summary in Item 7 for additional discussion concerning evolving adult tobacco consumer preferences. Growth of the e-vapor product category and other innovative tobacco products, including oral nicotine pouches, has further contributed to reductions in cigarette consumption levels and cigarette industry sales volume and in the consumption levels and sales volumes of other tobacco products, including MST. In addition, growth of unregulated synthetic nicotine products, which may not be subject to the same regulatory restrictions (including marketing restrictions and FDA pre-marketing requirements) as the tobacco-derived e-vapor and oral nicotine products of Altria’s tobacco operating companies and JUUL, could negatively impact the growth of e-vapor and oral nicotine pouch products. Continued growth in these categories could have a material adverse impact on the business, results of operations, cash flows or financial position of Altria and its tobacco operating companies if they are unable to compete effectively (directly or through Altria’s investments) in these innovative product categories, which could also negatively impact Altria’s ability to achieve its Vision.
PM USA also faces competition from lower-priced brands sold by certain United States and foreign manufacturers that have cost advantages because they are not parties to settlements of certain tobacco litigation in the United States and, as such, are not required to make annual settlement payments as required by the parties to the settlements. These settlement payments are significant for PM USA, as described in Liquidity and Capital Resources - Payments under State Settlement Agreements and FDA Regulation in Item 7. These settlements, among other factors, resulted in substantial cigarette price increases to help cover the cost of the settlement payments. Manufacturers not party to the settlements are subject to state escrow legislation requiring escrow deposits. Such manufacturers may avoid these escrow obligations by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers’ cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and imports of foreign lower-priced brands.
Altria and its tobacco operating companies may be unsuccessful in anticipating changes in adult tobacco consumer preferences, responding to changes in adult tobacco consumer purchase behavior or managing through difficult competitive and economic conditions, which could have an adverse effect on the consolidated results of operations and cash flows of Altria or the business of Altria’s tobacco operating companies.
Each of our tobacco operating companies is subject to intense competition and changes in adult tobacco consumer preferences. To be successful, they must continue to:
▪promote brand equity successfully;
▪anticipate and respond to new and evolving adult tobacco consumer preferences;
▪develop, manufacture, market and distribute new and innovative products that appeal to adult tobacco consumers (including, where appropriate, through arrangements with, or investments in, third parties);
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
The willingness of adult tobacco consumers to purchase premium consumer product brands depends in part on economic conditions, including inflation. In periods of economic uncertainty and/or high inflation, among other conditions, adult tobacco consumers may purchase more discount brands and/or, in the case of tobacco products, consider lower-priced tobacco products, including different categories of tobacco products than those they traditionally purchase, which could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco operating companies. While our tobacco operating companies work to broaden their brand portfolios to compete effectively with lower-priced products, the failure to do so could negatively impact their ability to compete in these circumstances. During the second half of 2021, discount cigarette products resumed share growth driven primarily by deep discount products. See Tobacco Space - Business Environment - Summary in Item 7 for further discussion of economic conditions, including the impact of the current high inflationary environment on our businesses.
Altria’s tobacco operating companies and investees may be unsuccessful in developing and commercializing innovative products or processes, including tobacco products that may reduce the health risks associated with certain other tobacco products and that appeal to adult tobacco consumers, which may have an adverse effect on their ability to grow new revenue streams and/or put them at a competitive disadvantage and may also have an adverse effect on Altria’s ability to achieve its Vision.
Altria and its tobacco operating companies have growth strategies involving moves and potential moves into innovative products or processes. Some innovative tobacco products may reduce the health risks associated with certain other tobacco products, while continuing to offer adult tobacco consumers (within and outside the United States) products that meet their taste expectations and evolving preferences. Examples include tobacco-containing and nicotine-containing products that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful, such as electronically heated tobacco products, oral nicotine pouches and e-vapor products.
In addition to internal product development, these efforts include arrangements with, or investments in, third parties such as our arrangement with PMI to commercialize IQOS devices and related Marlboro HeatSticks in the United States, which is governed by an exclusive license and distribution agreement. The IQOS devices and related Marlboro HeatSticks are currently subject to an importation ban and cease-and-desist orders imposed by the ITC. PM USA does not expect to have access to IQOS devices or the related Marlboro HeatSticks for sale and distribution during 2022. In addition, the initial 5-year term of this agreement expires in April 2024 and renews at our option for an additional 5-year period so long as we have achieved certain performance objectives. The initial term performance objectives are based on achieving 0.5% dollar share of the cigarette category within a certain period of time in a certain number of geographic areas. In addition, we maintain our exclusive distribution rights as to PMI during the term of the agreement so long as we have achieved certain performance objectives within a specified time period by April 2022. The exclusive distribution rights performance objectives are based on achieving 0.5% dollar share of the cigarette category within a certain period of time in a single geographic area. While we believe Altria has met the initial term and exclusive distribution rights performance objectives, PMI has communicated to us that it disagrees as to whether those objectives have been met. If we do not resolve this disagreement in a manner favorable to PM USA, it could result in the loss of (i) our unilateral right to extend the agreement for the additional 5-year period, and therefore we would no longer be able to commercialize IQOS devices and related Marlboro HeatSticks after April 2024, or (ii) our exclusive distribution rights as to PMI. For further discussion, see Note 18.
Additionally, our investment in JUUL subjects us to non-competition obligations restricting us from investing or engaging in the e-vapor business other than through JUUL, subject to certain exceptions.
Our tobacco operating companies and investees may not succeed in their efforts to develop and commercialize these innovative products, which would have an adverse effect on the ability to grow new revenue streams and on our ability to achieve our Vision.
Further, we cannot predict whether regulators, including the FDA, will permit the marketing or sale of any particular innovative products (including products with claims of reduced risk to adult tobacco consumers), the speed with which they may make such determinations or whether regulators will impose an unduly burdensome regulatory framework on such products. In addition, the FDA could, for a variety of reasons, determine that innovative products currently on the market but pending FDA review of the associated PMTA (such as on! oral nicotine pouches), or those that have previously received authorization, including with a claim of reduced exposure (such as IQOS), are not appropriate for the public health and the FDA could require such products be taken off the market. See Tobacco Space - Business Environment - FSPTCA and FDA Regulation in Item 7 for further discussion. We also cannot predict whether these products will appeal to adult tobacco consumers or whether adult tobacco consumers’ purchasing decisions would be affected by reduced-risk claims on such products if permitted. Adverse developments on any of these matters could negatively impact the commercial viability of such products.
If our tobacco operating companies or investees do not succeed in their efforts to develop and commercialize innovative tobacco products or to obtain or maintain regulatory approval for the marketing or sale of products, including with claims of reduced risk, but one or more of their competitors does succeed, our tobacco operating companies or investees may be at a competitive disadvantage, which could have an adverse effect on their financial performance and on our ability to achieve our Vision.

Significant changes in price, availability or quality of tobacco, other raw materials or component parts could have an adverse effect on the profitability and business of Altria’s tobacco operating companies and investees.
Any significant change in prices, quality or availability of tobacco, other raw materials or component parts, including as a result of the COVID-19 pandemic, economic conditions (including inflation, labor shortages and supply chain disruptions) or other factors, could adversely affect our tobacco operating companies’ and our investees’ profitability and business, as well as their ability to remain compliant with FDA and other regulatory requirements for tobacco products. For further discussion, see Tobacco Space - Business Environment - Price, Availability and Quality of Tobacco, Other Raw Materials and Component Parts in Item 7.
Altria’s tobacco operating companies and investees rely on a few significant facilities and a small number of key suppliers, distributors and distribution chain service providers. An extended disruption at a facility or in service by a supplier, distributor or distribution chain service provider could have a material adverse effect on the business, the consolidated results of operations, cash flows or financial position of Altria and its tobacco operating companies and investees.
Altria’s tobacco operating companies and investees face risks inherent in reliance on a few significant manufacturing facilities and a small number of key suppliers, distributors and distribution chain service providers. A natural or man-made disaster, cyber-incident, global pandemic or other disruption that affects the manufacturing operations of any of Altria’s tobacco operating companies or investees, the operations of any key supplier, distributor or distribution chain service provider of any of Altria’s tobacco operating companies or investees or any other disruption in the supply or distribution of goods or services (including a key supplier’s inability to comply with government regulations, lack of available workers or unwillingness to supply goods or services to a tobacco company) could adversely impact the operations of the affected subsidiaries and investees. Operations of Altria’s tobacco operating companies, suppliers, distributors and distribution chain service providers and those of its investees could be suspended temporarily once or multiple times, or closed permanently, depending on various factors. An extended disruption in operations experienced by one or more of Altria’s tobacco operating companies, investees or in the supply or distribution of goods or services by one or more key suppliers, distributors or distribution chain service providers, could have a material adverse effect on the business, the consolidated results of operations, cash flows or financial position of Altria and its tobacco operating companies and investees.
Altria’s tobacco operating companies and investees could decide or be required to recall products, which could have a material adverse effect on the business, reputation, consolidated results of operations, cash flows or financial position of Altria, its tobacco operating companies and investees.
In addition to a recall required by the FDA, as referenced above, our tobacco operating companies and investees could decide, or other laws or regulations could require them, to recall products due to the failure to meet quality standards or specifications, suspected or confirmed and deliberate or unintentional product contamination, or other adulteration, product misbranding or product tampering. Product recalls could have a material adverse effect on the business, reputation, consolidated results of operations, cash flows or financial position of Altria, its tobacco operating companies and investees.
The failure of Altria’s or its investees’ information systems or service providers’ or key suppliers’ information systems to function as intended, or cyber-attacks or security breaches, could have a material adverse effect on the business, reputation, consolidated results of operations, cash flows or financial position of Altria, its subsidiaries or its investees.
Altria and its subsidiaries rely extensively on information systems, many of which are managed by third-party service providers (such as cloud providers), to support a variety of business processes and activities, including: complying with regulatory, legal, financial reporting and tax requirements; engaging in marketing and e-commerce activities; managing and improving the effectiveness of our operations; manufacturing and distributing our products; collecting and storing sensitive data and confidential information; and communicating internally and externally with employees, investors, suppliers, trade customers, adult tobacco consumers and others. Suppliers and supply chain service providers also rely extensively on information systems. We continue to make appropriate investments in administrative, technical and physical safeguards to protect our information systems and data from cyber-threats, including human error and malicious acts. Our safeguards include employee training, testing and auditing protocols, backup systems and business continuity plans, maintenance of security policies and procedures, monitoring of networks and systems, and third-party risk management.
From time-to-time Altria and its suppliers experience attempts to infiltrate and interrupt information systems. While infiltration attempts have increased, to date, interruptions of these information systems as a result of infiltration attempts have not had a material impact on our operations. However, because technology is increasingly complex and cyber-attacks are increasingly sophisticated and more frequent, there can be no assurance that such incidents will not have a material adverse effect on us in the future. Failure of Altria’s or its investees’ information systems or service providers’ or key suppliers’ information systems to function as intended, or cyber-attacks or security breaches, could result in loss of revenue, assets, personal data, intellectual property, trade secrets or other sensitive and confidential data, violation of applicable privacy and data security laws, reputational harm to the companies and their brands, operational disruptions, legal challenges and significant remediation and other costs to Altria, its subsidiaries and its investees.

Altria may be unable to attract and retain the best talent due to the impact of decreasing social acceptance of tobacco usage, tobacco control actions and other factors, which could adversely affect Altria’s ability to achieve its Vision.
Our ability to implement our strategy of attracting and retaining the best talent may be impaired by the impact of decreasing social acceptance of tobacco usage and tobacco regulation and control actions. The tobacco industry competes for talent with the consumer products industry and other companies that may enjoy greater societal acceptance and fewer longer-term challenges. As a result, we may be unable to attract and retain the best talent. In addition, our ability to retain the best talent may be adversely affected by current labor market dynamics in which the number of U.S. workers leaving their jobs increased significantly. Failure to attract and retain the best talent could adversely affect Altria’s ability to achieve its Vision.
Altria may be required to write down intangible assets, including goodwill, due to impairment, which could have a material adverse effect on our results of operations or financial position.
We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions (such as continued uncertainty of the COVID-19 pandemic), regulatory developments, changes in category growth rates as a result of changing adult tobacco consumer preferences, success of planned new product expansions, competitive activity and income and excise taxes. Certain events also can trigger an immediate review of intangible assets. If an impairment is determined to exist in either situation, we will incur impairment losses, which could have a material adverse effect on our results of operations or financial position. For further discussion, see Discussion and Analysis - Critical Accounting Policies and Estimates in Item 7.
Risks Related to the Capital Markets and Financing
Acquisitions or other events may adversely affect Altria’s credit rating, and Altria may not achieve its anticipated strategic or financial objectives of a transaction.
From time to time, Altria considers acquisitions, investments or dispositions and may engage in confidential negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve our credit ratings over time, it is possible that completing a given acquisition, investment, disposition or the occurrence of other events could negatively impact our investment grade credit ratings or the outlook for those ratings as occurred following our investment in JUUL. Any such change in ratings or outlook may negatively affect the amount of credit available to us and also may increase our costs and adversely affect our earnings or our dividend rate. Furthermore, acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to acquire attractive businesses on favorable terms or that we will realize any of the anticipated benefits from an acquisition or an investment. Additionally, there can be no assurance that we will be able to dispose of our businesses or investments on favorable terms, which may result in a loss in our consolidated statements of earnings (losses).
Disruption and uncertainty in the credit and capital markets could adversely affect Altria’s access to these markets, earnings and dividend rate.
Access to the credit and capital markets is important for us to satisfy our liquidity and financing needs. For example, we typically access the commercial paper market early in the second quarter to help fund payments under the Master Settlement Agreement (the “MSA”) tax obligations and shareholder dividends. Disruption and uncertainty in these markets and any resulting adverse impact on credit availability, pricing, credit terms or credit rating may negatively affect the amount of credit available to us and may also increase our costs and adversely affect our earnings or our dividend rate.
Altria may be unable to attract investors due to the impact of decreasing social acceptance of tobacco usage.
There is increasing investor focus on environmental, social and governance (“ESG”) matters. Organizations that provide ESG information to investors have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Decreasing social acceptance of tobacco products or unfavorable ESG ratings may lead to increased negative investor sentiment toward Altria, which could result in shareholders choosing to divest their ownership in Altria stock or potential investors choosing not to invest in Altria stock and could have a negative impact on the market performance of Altria stock.
Risks Related to Our Investments
A challenge to our investment in JUUL, if successful, could result in a broad range of resolutions, including divestiture of the investment or rescission of the transaction.
A challenge to our investment in JUUL, if successful, could result in a broad range of resolutions such as divestiture of the investment or rescission of the transaction. In April 2020, the FTC issued an administrative complaint against Altria and JUUL alleging that Altria’s 35% investment in JUUL and the associated agreements constitute an unreasonable restraint of trade in violation of Section 1 of the Sherman Act and Section 5 of the FTC Act, and substantially lessened competition in violation of Section 7 of the Clayton Act. The FTC seeks a broad range of remedies, including divestiture of Altria’s investment in JUUL, rescission of the transaction and prohibition against any officer or director of either Altria or JUUL serving on the other’s board of directors or attending meetings. The administrative trial was held before an FTC administrative law judge in June 2021. In February 2022, the administrative law judge dismissed the FTC’s complaint. FTC complaint counsel appealed that decision to the FTC Commissioners. Any adverse ruling the FTC Commissioners issue following their review may be appealed to a federal appellate court.
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
A successful challenge by the FTC or the plaintiffs in the lawsuits to the investment would adversely affect us, including by eliminating, or substantially limiting, our rights with respect to our investment in JUUL, and could adversely affect the estimated fair value of our investment. For further discussion of the FTC administrative complaint, see Item 3 and Note 18.
The expected benefits of the JUUL transaction may not materialize in the expected manner or timeframe or at all.
Regardless of whether we successfully defend against the FTC’s challenge to the JUUL transaction, the expected benefits of the JUUL transaction may not materialize in the expected manner or timeframe or at all, including due to the risks encountered by JUUL in its business, some of which are described in various risk factors above, such as operational risks, competitive risks and regulatory and legislative risks at the international, federal, state and local levels, including actions by the FDA, and adverse publicity due to underage use of e-vapor products and other factors; unanticipated impacts on JUUL’s relationships with employees, customers, suppliers and other third parties; potential disruptions to JUUL’s management or current or future plans and operations; or domestic or international litigation developments, investigations or otherwise. As discussed in Note 18, JUUL and Altria and/or its subsidiaries, including PM USA, are named as defendants in various individual and class action lawsuits, including independent lawsuits initiated by certain state attorneys general. JUUL also is named in a significant number of additional individual and class action lawsuits to which neither Altria nor its subsidiaries is a party. See Tobacco Space - Business Environment in Item 7 for a discussion of certain FDA-related regulatory risks applicable to the e-vapor category, including the potential removal of certain e-vapor products from the market as a result of FDA enforcement action and the potential denial of new tobacco product applications for e-vapor products. Failure to realize the expected benefits of our JUUL investment could adversely affect the value of the investment and could also adversely affect our ability to achieve our Vision.
As discussed in Note 6, as part of the preparation of our financial statements for the quarters ended September 30, 2019, December 31, 2019 and September 30, 2020, we performed valuations of our investment in JUUL as a result of the existence of impairment indicators. As a result, we determined that our investment in JUUL was impaired and recorded total non-cash pre-tax impairment charges of $11.2 billion. Following Share Conversion (as defined in Note 6) in the fourth quarter of 2020, Altria elected to account for its equity method investment in JUUL under the fair value option. Under this option, Altria’s consolidated statements of earnings (losses) include any cash dividends received from its investment in JUUL and any changes in the estimated fair value of its investment, which is calculated quarterly. While we believe the December 31, 2021 valuation of $1.7 billion is the appropriate current estimated fair value of our investment, the risks identified in this paragraph, some of which are also further discussed in Discussion and Analysis - Critical Accounting Policies and Estimates - Investment in JUUL and Tobacco Space - Business Environment in Item 7 and in Note 18, are ongoing with respect to the current estimated fair value. Quarterly fair value changes could create volatility in Altria’s consolidated financial position and earnings and, if the estimated fair value of our investment in JUUL decreases, it could have a material adverse effect on Altria’s consolidated financial position or earnings.
Our investment in JUUL includes non-competition, standstill and transfer restrictions that prevent us from gaining control of JUUL. Furthermore, if we elect not to extend our non-competition obligations beyond December 20, 2024, we would lose certain of our governance, consent, preemptive and other rights with respect to our investment in JUUL.
The shares of JUUL we hold generally cannot be sold or otherwise transferred until December 20, 2024, subject to limited exceptions. We also generally agreed not to compete with JUUL in the e-vapor category until at least December 20, 2024, which may be extended at our election. If, however, JUUL is prohibited by federal law from selling e-vapor products in the United States for at least one year or if Altria’s carrying value of the JUUL investment is not more than 10% of its initial carrying value of $12.8 billion, we may elect to compete with JUUL in the e-vapor category prior to December 20, 2024. In addition, in the event we elect to exercise our board designation rights at JUUL, JUUL’s board of directors will include nine members, three of whom will be designated by Altria, including one independent designee. JUUL’s strategy and its material decisions are not and will not be controlled by us, and the terms of our agreements with JUUL mean that we are required to bear the risks associated with our investment in JUUL and are restricted from competing with JUUL until at least December 20, 2024, subject to the exceptions mentioned above. Further, if we elect not to extend our non-competition obligations beyond that date or to terminate such obligations in the circumstances described above, we would lose some or all of our board designation rights, preemptive rights, consent rights and other rights with respect to our investment in JUUL.

Altria’s reported earnings from and carrying value of its equity investment in ABI and the dividends paid by ABI on shares owned by Altria may be adversely affected by various factors, including foreign currency exchange rates and ABI’s business results, including as a result of the COVID-19 pandemic, and ABI’s stock price.
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
If the carrying value of our investment in ABI exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired, which would result in additional impairment losses and could have a material adverse effect on our consolidated financial position or earnings.
As further discussed in Note 6, in preparing our financial statements for the period ended September 30, 2021, we concluded that the carrying value of our investment in ABI exceeded the fair value of our equity investment in ABI and that the decline in fair value of our investment in ABI below its carrying value was other than temporary at September 30, 2021. As a result, we recorded a non-cash, pre-tax impairment charge of $6.2 billion for the nine and three months ended September 30, 2021 to (income) losses from equity investments in Altria’s condensed consolidated statements of earnings (losses). If ABI is unable to successfully execute its business plans and strategies and the carrying value of our investment in ABI again exceeds the fair value of our investment in ABI, it could result in additional impairment losses, which could have a material adverse effect on our consolidated financial position or earnings.
If our percentage ownership in ABI were to decrease below certain levels, we may be subject to additional tax liabilities, incur a reduction in the number of directors that we can have appointed to the ABI board of directors and be unable to account for our investment in ABI under the equity method of accounting.
In the event that our ownership percentage in ABI were to decrease below certain levels, (i) we may be subject to additional tax liabilities, (ii) the number of directors that we have the right to have appointed to the ABI board of directors could be reduced from two to one or zero and (iii) we may be unable to continue to account for our investment in ABI under the equity method of accounting.
Tax authorities may challenge the tax treatment of the consideration Altria received in the October 2016 SABMiller plc/ABI business combination (“ABI Transaction”) and the tax treatment of our investment in ABI may not be as favorable as Altria anticipates.
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
In March 2019, we acquired common shares representing a 45% equity interest in Cronos, a warrant to acquire common shares representing an additional 10% equity interest in Cronos and anti-dilution protections to purchase Cronos shares to maintain our ownership percentage. There can be no assurance that we will realize the expected benefits of the Cronos transaction, including due to the risks encountered by Cronos in its business, some of which are described in various risk factors above, such as operational risks and legal and regulatory risks; unanticipated impacts on Cronos’s relationships with third parties, its management, or its current or future plans and operations due to the Cronos transaction or other factors; or domestic or international litigation developments, tax disputes, investigations, or otherwise; or that Cronos will successfully execute its business plans and strategies. Further, a failure by Cronos or Altria to comply with applicable laws, including cannabis laws, could result in criminal, civil or tax liability or reputational harm for Altria.
If the carrying value of our investment in Cronos exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired, which would result in impairment losses and could have a material adverse effect on our consolidated financial position or earnings.
As further discussed in Note 6, in preparing our financial statements for the year ended December 31, 2021, we concluded that our equity method investment in Cronos declined below its carrying value and that there was not sufficient evidence to conclude that the impairment was temporary. As a result, we recorded a non-cash, pre-tax impairment charge of $205 million to (income) losses from equity investments in our consolidated statement of earnings (losses) for the year ended December 31, 2021. If Cronos is unable to successfully execute its business plans and strategies and the fair value of our investment in Cronos continues to decrease, it could result in additional impairment losses, which could have a material adverse effect on our consolidated financial position or earnings.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
ALCS owns one property in Richmond, Virginia that serves as the headquarters facilities for Altria, PM USA, USSTC, Middleton, Helix and certain other subsidiaries.
PM USA owns and operates a manufacturing facility located in Richmond, Virginia that PM USA uses in the manufacturing of cigarettes (smokeable products segment). PM USA leases portions of this facility to other Altria subsidiaries for use in the manufacturing of cigars (smokeable products segment) and MST, snus and oral nicotine pouch products (oral tobacco products segment). In addition, PM USA owns a research and technology center in Richmond, Virginia that is leases to ALCS.
The oral tobacco products segment has various manufacturing and processing facilities, the most significant of which are located in Nashville, Tennessee.
The plants and properties owned or leased and operated by Altria and its subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs.

Item 3. Legal Proceedings.
The information required by this Item is included in Note 18 and Exhibits 99.1 and 99.2 to this Form 10-K. Altria’s consolidated financial statements and accompanying notes for the year ended December 31, 2021 were filed on Form 8-K on January 27, 2022 (such consolidated financial statements and accompanying notes are also included in Item 8). The following summarizes certain developments in Altria’s litigation since the filing of the Form 8-K.
Recent Developments
▪Engle Progeny Trial Results
In Gloger, in February 2022, the Florida Third District Court of Appeals reversed the trial court verdict against PM USA and R.J. Reynolds Tobacco Company and remanded the case for a new trial.
In Jordan, in February 2022, PM USA filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.
In Kaplan, in February 2022, the Florida Supreme Court vacated the $2 million compensatory damages award against PM USA based on its decision in Sheffield and remanded the case to the Florida Fourth District Court of Appeals for reconsideration.
▪E-Vapor Product Litigation
In the lawsuit filed by the Alaska Attorney General, in February 2022, the court granted Altria’s motion to dismiss the public nuisance claim, but denied its motion to dismiss the other claims.
▪Antitrust Litigation
In February 2022, in the FTC administrative complaint against Altria and JUUL, the administrative law judge dismissed the FTC’s complaint. FTC complaint counsel appealed that decision to the FTC Commissioners. Any adverse ruling the FTC Commissioners issue following their review may be appealed to any U.S. Court of Appeals.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Performance Graph
The graph below compares the cumulative total shareholder return of Altria’s common stock for the last five years with the cumulative total return for the same period of the S&P 500 Index and the S&P Food, Beverage and Tobacco Industry Group Total Return Index. The graph assumes the investment of $100 in common stock and each of the indices as of the market close on December 31, 2016 and the reinvestment of all dividends on a quarterly basis.

Comparison of Five-Year Cumulative Total Shareholder Return
Altria
S&P Food, Beverage & Tobacco
S&P 500
250
200
150
100
50
Altria/Index Value
2016
2017
2018
2019
2020
2021
Year Ending

Date	Altria	S&P Food, Beverage & Tobacco	S&P 500
December 2016	$100.00	$100.00	$100.00
December 2017	$109.45	$112.35	$121.82
December 2018	$79.80	$95.59	$116.47
December 2019	$86.15	$119.42	$153.14
December 2020	$77.21	$126.06	$181.31
December 2021	$95.94	$146.45	$233.36
Source: Bloomberg - “Total Return Analysis” calculated on a daily basis and assumes reinvestment of dividends as of the ex-dividend date.
Market and Dividend Information
The principal stock exchange on which Altria’s common stock (par value $0.33 1/3 per share) is listed is the New York Stock Exchange under the trading symbol “MO”. At February 15, 2022, there were approximately 52,000 holders of record of Altria’s common stock.
Altria has a history of paying cash dividends and maintains its dividend payout ratio target of approximately 80% of its adjusted diluted earnings per share. Future dividend payments remain subject to the discretion of the Board of Directors.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2021
In January 2021, the Board of Directors authorized a $2.0 billion share repurchase program that it expanded to $3.5 billion in October 2021 (as expanded, the “January 2021 share repurchase program”), which Altria expects to complete by December 31, 2022. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board.
Altria’s share repurchase activity for each of the three months in the period ended December 31, 2021, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1- October 31, 2021	2,299,678	$47.49	2,299,435	$2,418,402,110
November 1- November 30, 2021	6,626,237	$44.58	6,625,750	$2,123,017,842
December 1- December 31, 2021	6,547,494	$45.51	6,545,903	$1,825,142,753
For the Quarter Ended December 31, 2021	15,473,409	$45.40	15,471,088
(1) The total number of shares purchased includes (a) shares purchased under the January 2021 share repurchase program and (b) shares withheld by Altria in an amount equal to the statutory withholding taxes for vested stock-based awards previously granted to eligible employees (which totaled 243 shares in October, 487 shares in November and 1,591 shares in December).

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the other sections of this Form 10-K, including the consolidated financial statements and related notes contained in Item 8, and the discussion of risk factors that may affect future results in Item 1A. Additionally, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Altria’s 2020 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Description of the Company
For a description of Altria, see Item 1. Business of this Form 10-K (“Item 1”), and Background in Note 1. Background and Basis of Presentation to the consolidated financial statements in Item 8.
Executive Summary
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, Altria refers to the following “adjusted” financial measures: adjusted operating companies income (loss) (“OCI”); adjusted OCI margins; adjusted net earnings attributable to Altria; adjusted diluted earnings per share attributable to Altria; and adjusted effective tax rates. These adjusted financial measures are not required by, or calculated in accordance with, United States generally accepted accounting principles (“GAAP”) and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Except as noted in the 2022 Forecasted Results section below, when Altria provides a non-GAAP measure in this Form 10-K, it also provides a reconciliation of that non-GAAP financial measure to the most directly comparable GAAP financial measure. OCI for the segments is defined as operating income before general corporate expenses and amortization of intangibles. For a further description of these non-GAAP financial measures, see the Non-GAAP Financial Measures section below.
COVID-19 Pandemic
The COVID-19 pandemic has led to adverse impacts on the United States and global economies and continues to create economic uncertainty, including due to variants of the COVID-19 virus, even as COVID-19 vaccines have been and continue to be administered and certain portions of the United States and global economies have begun to operate with reduced restrictions on consumer movements and business operations. Uncertainty still surrounds the pandemic, including its duration, the impact of COVID-19 variants and the ultimate overall impact on United States and global economies, Altria’s operations and those of its investees. Altria continues to monitor the macroeconomic risks arising in part from the COVID-19 pandemic (including labor shortages, inflation and supply change shortages) and continues to carefully evaluate potential outcomes and work to mitigate risks. Specifically, Altria remains focused on any potential impact to its liquidity, operations, supply and distribution chains and on economic conditions. In terms of Altria’s liquidity, despite some temporary volatility in commercial paper markets in 2020, Altria has not experienced a material adverse impact to its liquidity.
As with so many other companies throughout the United States and globally, Altria’s operations have been affected by the COVID-19 pandemic. To date, Altria believes its tobacco businesses have not experienced any material adverse effects associated with governmental actions to restrict consumer movement or business operations, but continues to monitor these factors. Altria continues to operate in a remote working environment for many employees and believes that remote working due to the COVID-19 pandemic has had minimal impact on productivity. Also, Altria’s critical information technology systems have remained operational. Although Altria’s tobacco businesses previously suspended operations temporarily at several of their manufacturing facilities in March 2020, the businesses resumed operations at those facilities under enhanced safety protocols in April 2020, and all manufacturing and non-manufacturing facilities are currently operational under enhanced safety protocols recommended by public health authorities. Altria continues to monitor the risks associated with facility disruptions and workforce availability as a result of uncertainty related to the COVID-19 pandemic and guidance from public health officials as it evolves its safety protocols.
Altria also continues to monitor the inflationary environment arising in part from the COVID-19 pandemic and its impact on Altria’s financial position and results of operations. For the year ended December 31, 2021, inflation did not have a material impact on Altria’s MSA expense or on direct materials and other costs. While Altria anticipates that inflation will continue at increased levels in 2022, it does not believe the impacts will be material to Altria’s financial position and results of operations. See Operating Results by Business Segment - Tobacco Space - State Settlement Agreements below for further discussion on MSA expense.
Altria’s suppliers and those within its distribution chain continue to be subject to potential facility closures, remote working protocols, labor shortages, supply chain disruptions and inflation. To date, Altria has not experienced any material disruptions to its supply chains or distribution systems. Altria continues to monitor the risk that the business of one or more suppliers, distributors or any other entities within its supply and distribution chains may be disrupted.
Altria believes that the COVID-19 pandemic altered adult tobacco consumer behaviors and purchasing patterns, particularly in the earlier stages of the pandemic. While the number of adult tobacco consumer trips to the store remain below pre-pandemic levels and tobacco expenditures per trip remain elevated, the environment continues to evolve as the effects of government stimulus have lessened and consumer mobility returns to more normal levels. Although Altria’s tobacco businesses have not experienced a material adverse impact to date by the COVID-19 pandemic, there is continued uncertainty as to how the COVID-19 pandemic (including changes in COVID-19-related restrictions and guidelines and new variants) may impact adult tobacco consumers in the future. Altria continues to monitor the macroeconomic risks of the COVID-19 pandemic (including risks associated with the timing and extent of vaccine administration and the impact of COVID-19 variants), and their effect on adult tobacco consumers, including stay-at-home practices and disposable income, which may be further impacted by unemployment rates and inflation. Altria also continues to monitor adult tobacco consumers’ purchasing behaviors, including overall tobacco product expenditures, mix between premium and discount brand purchases and adoption of smoke-free products. See Operating Results by Business Segment - Tobacco Space Business Environment - Summary below for further discussion of economic conditions and the impact on adult tobacco consumer purchasing behavior.
During 2021, ABI continued to be impacted by the COVID-19 pandemic, including the effects of COVID-19 variants, supply-chain constraints across certain markets, adverse transactional foreign exchange rates, inflation and commodity cost headwinds. While Altria considers the impacts related to the COVID-19 pandemic that have negatively impacted ABI’s global business to be transitory, Altria will continue to monitor its investment in ABI, including the impact of the COVID-19 pandemic on ABI’s business and market valuation. See Note 6 for further discussion of Altria’s investment in ABI, including the recording of a $6.2 billion non-cash, pre-tax impairment charge in 2021.
Altria considered the impact of the COVID-19 pandemic on the business of JUUL, including its sales, distribution, operations, supply chain and liquidity, in conducting its periodic impairment assessment and quantitative valuations. JUUL’s operations were negatively impacted in 2020 and 2021 by the COVID-19 pandemic due to stay-at-home practices and government-mandated restrictions. While the impact was considered in Altria’s quantitative valuations conducted in connection with the preparation of its financial statements for the years ended December 31, 2021 and 2020, Altria does not believe the COVID-19 pandemic was a primary driver of the non-cash, pre-tax impairment charge recorded during 2020 or any quarterly changes in fair value recorded since the fourth quarter of 2020. Altria will continue to monitor the impact of the COVID-19 pandemic on JUUL’s business, including near-term supply chain constraints, component part shortages and inflation, in Altria’s quarterly quantitative valuations of JUUL. See Note 6 for further discussion of Altria’s investment in JUUL.
Altria considered the impact of the COVID-19 pandemic on the business of Cronos, including its sales, distribution, operations, supply chain and liquidity. During 2020 and 2021, Cronos was adversely impacted by the COVID-19 pandemic, due in part to government actions limiting access to retail stores in the United States and Canada. Altria will continue to monitor the impact of the COVID-19 pandemic on Cronos’s business, including as a result of new variants, near-term supply chain challenges, inflation and market valuation. See Note 6 for further discussion of Altria’s investment in Cronos.

Consolidated Results of Operations
The changes in net earnings (losses) attributable to Altria and diluted earnings (losses) per share (“EPS”) attributable to Altria for the year ended December 31, 2021, from the year ended December 31, 2020, were due primarily to the following:

(in millions, except per share data)	Net Earnings (Losses)	Diluted EPS
For the year ended December 31, 2020	$4,467	$2.40
2020 NPM Adjustment Items	3	—
2020 Asset impairment, exit, implementation, acquisition and disposition-related costs	342	0.18
2020 Tobacco and health and certain other litigation items	62	0.03
2020 Impairment of JUUL equity securities	2,600	1.40
2020 JUUL changes in fair value	(100)	(0.05)
2020 ABI-related special items	603	0.32
2020 Cronos-related special items	53	0.03
2020 COVID-19 special items	37	0.02
2020 Tax items	50	0.03
Subtotal 2020 special items	3,650	1.96
2021 NPM Adjustment Items	57	0.03
2021 Asset impairment, exit, implementation, acquisition and disposition-related costs	(99)	(0.05)
2021 Tobacco and health and certain other litigation items	(138)	(0.07)
2021 ABI-related special items	(4,901)	(2.66)
2021 Cronos-related special items	(470)	(0.25)
2021 Loss on early extinguishment of debt	(496)	(0.27)
2021 Tax items	3	—
Subtotal 2021 special items	(6,044)	(3.27)
Fewer shares outstanding	—	0.03
Change in tax rate	(33)	(0.02)
Operations	435	0.24
For the year ended December 31, 2021	$2,475	$1.34

2021 Reported Net Earnings (Losses)	$2,475	$1.34
2020 Reported Net Earnings (Losses)	$4,467	$2.40
% Change	(44.6)%	(44.2)%

2021 Adjusted Net Earnings and Adjusted Diluted EPS	$8,519	$4.61
2020 Adjusted Net Earnings and Adjusted Diluted EPS	$8,117	$4.36
% Change	5.0%	5.7%
For a discussion of special items and other business drivers affecting the comparability of statements of earnings (losses) amounts and reconciliations of adjusted earnings attributable to Altria and adjusted diluted EPS attributable to Altria, see the Consolidated Operating Results section below.
▪Fewer Shares Outstanding: Fewer shares outstanding were due to shares repurchased by Altria under its share repurchase program in 2021.
▪Change in Tax Rate: The change in the tax rate (which excludes the impact of special items shown in the table above) was driven primarily by a higher foreign tax rate differential and higher state tax expense.
▪Operations: The increase of $435 million in operations (which excludes the impact of special items shown above) was due primarily to the following:
▪higher OCI from the smokeable products segment;
▪lower losses in the all other category (primarily driven by reductions in the estimated residual values of certain assets at PMCC in 2020);

▪favorable net periodic benefit income, excluding service cost; and
▪higher income from Altria’s equity investment in ABI.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.
2022 Forecasted Results
Altria expects its 2022 full-year adjusted diluted EPS to be in a range of $4.79 to $4.93, representing a growth rate of 4% to 7% over its 2021 full-year adjusted diluted EPS of $4.61, as shown in the table below. Altria expects 2022 adjusted diluted EPS growth to be weighted toward the second half of the year. While the 2022 full-year adjusted diluted EPS guidance accounts for a range of scenarios, the external environment remains dynamic. Altria will continue to monitor conditions related to (i) the economy, including the impact of increased inflation, (ii) the impact of current and future COVID-19 variants and mitigation strategies, (iii) adult tobacco consumer dynamics, including tobacco usage occasions, available disposable income, purchasing patterns and adoption of smoke-free products and (iv) regulatory and legislative developments.
Altria’s 2022 full-year adjusted diluted EPS guidance range includes planned investments in support of its Vision, such as (i) costs to enhance its digital consumer engagement system, (ii) increased smoke-free product research, development and regulatory preparation expenses and (iii) marketplace activities in support of Altria’s smoke-free products. The guidance range also includes anticipated inflationary increases in MSA expenses and direct materials costs and Altria’s current expectation that PM USA will not have access to the IQOS system in 2022.
Altria expects its 2022 full-year adjusted effective tax rate will be in a range of 24.5% to 25.5%.

Reconciliation of 2021 Reported Diluted EPS to 2021 Adjusted Diluted EPS
2021 Reported diluted EPS	$1.34
NPM Adjustment Items	(0.03)
Asset impairment, exit, implementation, acquisition and disposition-related costs	0.05
Tobacco and health and certain other litigation items	0.07
ABI-related special items	2.66
Cronos-related special items	0.25
Loss on early extinguishment of debt	0.27
2021 Adjusted diluted EPS	$4.61
For a discussion of certain income and expense items excluded from the forecasted results above, see the Consolidated Operating Results section below.
Altria’s full-year adjusted diluted EPS forecast and full-year forecast for its adjusted effective tax rate exclude the impact of certain income and expense items, including those items noted in the Non-GAAP Financial Measures section below, that management believes are not part of underlying operations. Altria’s management cannot estimate on a forward-looking basis the impact of these items on its reported diluted EPS or its reported effective tax rate because these items, which could be significant, may be unusual or infrequent, are difficult to predict and may be highly variable. As a result, Altria does not provide a corresponding GAAP measure for, or reconciliation to, its adjusted diluted EPS forecast or its adjusted effective tax rate forecast.
Non-GAAP Financial Measures
While Altria reports its financial results in accordance with GAAP, its management also reviews certain financial results, including OCI, OCI margins, net earnings (losses) attributable to Altria and diluted EPS, on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, asset impairment charges, acquisition-related and disposition-related costs, COVID-19 special items, equity investment-related special items (including any changes in fair value of the equity investment and any related warrants and preemptive rights), certain tax items, charges associated with tobacco and health and certain other litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the MSA (such dispute resolutions are referred to as “NPM Adjustment Items”). Altria’s management does not view any of these special items to be part of Altria’s underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results. Altria’s management also reviews income tax rates on an adjusted basis. Altria’s adjusted effective tax rate may exclude certain tax items from its reported effective tax rate.
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
The following is a review of the more significant assumptions and estimates, as well as the accounting policies and methods, used in the preparation of Altria’s consolidated financial statements:
▪Revenue Recognition: Altria’s businesses generate substantially all of their revenue from sales contracts with customers. Net revenues are defined as revenues, which include excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns (also referred to as returned goods) and sales incentives. Altria’s businesses exclude from the transaction price sales taxes and value-added taxes imposed at the time of sale.
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
Altria conducts a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require Altria to perform an interim review. Altria has the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If necessary, Altria will perform a single step quantitative impairment test. Additionally, Altria has the option to unconditionally bypass the qualitative assessment and perform a single step quantitative assessment. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit, but is limited to the total amount of goodwill allocated to a reporting unit. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, which is determined using discounted cash flows, the intangible asset is considered impaired and is reduced to fair value in the period identified.

Goodwill by reporting unit and indefinite-lived intangible assets at December 31, 2021 were as follows:

(in millions)	Goodwill	Indefinite-Lived Intangible Assets
Cigarettes	$22	$2
MST and snus products	5,023	8,801
Cigars	77	2,640
Oral nicotine pouches	55	—
Total	$5,177	$11,443
During 2021, Altria completed its annual impairment test of goodwill and indefinite-lived intangible assets performed as of October 1, 2021 and the results of this testing were as follows:
▪no impairment charges were recorded; and
▪the estimated fair values of all reporting units and the indefinite-lived intangible assets within all reporting units substantially exceeded their carrying values.
During 2020, Altria’s quantitative annual impairment test of goodwill and indefinite-lived intangible assets resulted in no impairment charges. For further discussion on goodwill, see Note 4. Goodwill and Other Intangible Assets, net to the consolidated financial statements in Item 8 (“Note 4”).
In 2021, Altria elected to perform a qualitative assessment for certain of its reporting units and indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more likely than not that the fair values of its reporting units were below carrying value. For certain of its other reporting units and indefinite-lived intangible assets, Altria elected to unconditionally bypass the qualitative assessment and perform a single step quantitative assessment. Altria used an income approach to estimate the fair values of its reporting units and indefinite-lived intangible assets. The income approach reflects the discounting of expected future cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. The weighted-average discount rate used in performing the valuations was approximately 10%.
In performing the 2021 discounted cash flow analysis, Altria made various judgments, estimates and assumptions, the most significant of which were volume, income, growth rates and discount rates. The analysis incorporated assumptions used in Altria’s long-term financial forecast, which is used by Altria’s management to evaluate business and financial performance, including allocating resources and evaluating results relative to setting employee compensation targets. The assumptions incorporated the highest and best use of Altria’s indefinite-lived intangible assets and also included perpetual growth rates for periods beyond the long-term financial forecast. The perpetual growth rate used in performing all of the valuations was 2%. Fair value calculations are sensitive to changes in these estimates and assumptions, some of which relate to broader macroeconomic conditions outside of Altria’s control.
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
While Altria’s management believes that the estimated fair values of each reporting unit and indefinite-lived intangible asset at December 31, 2021 are reasonable, actual performance in the short-term or long-term could be significantly different from forecasted performance, which could result in impairment charges in future periods.
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
Following Share Conversion (as defined in Note 6) in the fourth quarter of 2020, Altria elected to account for its equity investment in JUUL under the fair value option. Under this option, any cash dividends received and any changes in the fair value of the equity investment in JUUL, which is calculated quarterly using level 3 fair value measurements, are included in (income) losses from equity investments in the consolidated statements of earnings (losses).

Investment in ABI
At December 31, 2021, Altria’s investment in ABI consisted of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. The fair value of Altria’s equity investment in ABI is based on: (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets for the Restricted Shares, and was classified in Level 2 of the fair value hierarchy. Altria can convert its Restricted Shares to ordinary shares at its discretion. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share.
The fair value of Altria’s equity investment in ABI at December 31, 2021 and 2020 was $11.9 billion (carrying value of $11.1 billion) and $13.8 billion (carrying value of $16.7 billion), respectively, which was above its carrying value by approximately 7% at December 31, 2021, and less than its carrying value by approximately 17% at December 31, 2020.
In October 2019, the fair value of Altria’s equity investment in ABI declined below its carrying value and at September 30, 2021 had not recovered. In preparing its financial statements for the period ended September 30, 2021, Altria evaluated the factors related to the fair value decline, including the impact on the fair value of ABI’s shares during the COVID-19 pandemic, which has negatively impacted ABI’s business. Altria evaluated the duration and magnitude of the fair value decline at September 30, 2021, ABI’s financial condition and near-term prospects, and Altria’s intent and ability to hold its investment in ABI until recovery. Altria concluded that the decline in fair value of its investment in ABI at September 30, 2021 was other than temporary. As a result, Altria recorded a non-cash, pre-tax impairment charge of $6.2 billion during the third quarter of 2021, which was recorded to (income) losses from equity investments in its condensed consolidated statements of earnings (losses). This impairment charge reflected the difference between the fair value using ABI’s share price at September 30, 2021 and the carrying value of Altria’s equity investment in ABI at September 30, 2021, prior to recording the impairment charge. This conclusion was based on the following factors:
▪the fair value of Altria’s investment in ABI had been below its carrying value since October 2019 and had not fully recovered. At its lowest point in March 2020, the fair value of Altria’s investment in ABI was below its carrying value by approximately 52% and at December 31, 2020 had recovered to approximately 17% below its carrying value. During the first nine months of 2021, ABI’s share price continued to fluctuate, ultimately resulting in a share price decline of 18% since December 31, 2020. At September 30, 2021, prior to recording the impairment charge, the fair value of Altria’s investment in ABI was below its carrying value by approximately 35%;
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
▪ABI’s share price continued to decline following the release of ABI’s second quarter of 2021 earnings report in which ABI’s performance in the first half of 2021 improved meaningfully versus the same period in 2020. Despite ABI’s second quarter of 2021 results, which also included top-line growth ahead of the pre-pandemic levels from the second quarter of 2019 as well as the reaffirmation of its 2021 outlook, ABI’s income growth was impacted by, among other things, transactional foreign exchange and commodity cost headwinds; and
▪the industry disruption and volatility associated with the COVID-19 pandemic, including the impact of COVID-19 variants and related cost headwinds, have continued. While Altria continues to believe that ABI’s share price performance is not reflective of its underlying long-term equity value, and ABI’s share price will recover, Altria determined that it will take longer than previously expected as Altria believes that COVID-19 variants, supply-chain constraints across certain markets, transactional foreign exchange and commodity cost headwinds may continue to impact ABI’s near-term financial results and share price performance.
Although Altria recorded an impairment charge on its investment in ABI during the third quarter of 2021, Altria continues to have confidence in ABI’s (i) long-term strategies, (ii) premium global brands, (iii) experienced management team and (iv) capability to successfully navigate its near-term challenges. While Altria considers the impacts related to the COVID-19 pandemic that have negatively impacted ABI’s global business to be transitory, Altria determined, as of the third quarter of 2021, that the full recovery to carrying value would take longer than previously expected.
At February 22, 2022, the fair value of Altria’s equity investment in ABI was $12.2 billion, which exceeded its carrying value by approximately 9%. Altria will continue to monitor its investment in ABI, including the impact of the COVID-19 pandemic and subsequent recovery on ABI’s business and market valuation.

Investment in JUUL
At December 31, 2021, the estimated fair value of Altria’s investment in JUUL was $1.7 billion, unchanged from December 31, 2020, as Altria’s projections of lower JUUL revenues in the United States over time due to lower JUUL volume assumptions were offset by (i) the effect of passage of time on the projected cash flows and (ii) a decrease in the discount rate due to change in market factors.
Altria uses an income approach to estimate the fair value of its investment in JUUL. The income approach reflects the discounting of future cash flows for the United States and international markets at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing future cash flows. Future cash flows are based on a range of scenarios that consider various potential regulatory and market outcomes.
In determining the fair value of its investment in JUUL in 2021, Altria made various judgments, estimates and assumptions, the most significant of which were sales volume, operating margins, discount rates and perpetual growth rates. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy. The discount rates used in performing the valuations ranged from 17.0% to 19.0% at December 31, 2021. The perpetual growth rates used in performing each valuation ranged from (0.5%) to 0.0%. Additionally in determining these significant assumptions, Altria made judgments regarding the: (i) likelihood and extent of various potential regulatory actions and the continued adverse public perception impacting the e-vapor category and specifically JUUL; (ii) risk created by the number and types of legal cases pending against JUUL; (iii) expectations for the future state of the e-vapor category including competitive dynamics; and (iv) timing of international expansion plans.
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
▪a successful challenge by the FTC in its administrative complaint against Altria and JUUL, for a further discussion, see Item 3 and Note 18;
▪a substantial increase in state and federal e-vapor excise taxes;
▪adverse publicity due to underage use of e-vapor products and other factors;
▪supply chain constraints and component part shortages, if not transitory;
▪unanticipated adverse impacts on JUUL’s relationships with employees, customers, suppliers and other third parties;
▪unfavorable financial and market performance, including substantial changes in competitive dynamics;
▪delay in timing of international expansion plans;
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
While Altria’s management believes that the recorded value of its investment in JUUL at December 31, 2021 represents its best estimate of the fair value of the investment, JUUL’s actual performance in the short term or long term could be significantly different from forecasted performance due to changes in the factors noted above. Additionally, the value of Altria’s investment in JUUL could be significantly impacted by changes in the discount rate, which could be caused by numerous factors, including changes in market inputs, as well as risks specific to JUUL and its litigation environment.
Investment in Cronos
The fair value of Altria’s equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. The fair value of Altria’s equity method investment in Cronos at December 31, 2020 was $1.1 billion (carrying value of $1.0 billion), which exceeded its carrying value by approximately 8% at December 31, 2020.
In September 2021, the fair value of Altria’s equity method investment in Cronos declined below its carrying value (by approximately 2% as of September 30, 2021) and had not recovered as of December 31, 2021. Accounting guidance requires the evaluation of the following factors when determining if the decline in fair value is other than temporary: (i) the duration and magnitude of the fair value decline; (ii) the financial condition and near-term prospects of the investee; and (iii) the investor’s intent and ability to hold its equity method investment until full recovery to its carrying value in the near-term. In preparing its financial statements for the year ended December 31, 2021, Altria evaluated these factors and determined that there was not sufficient evidence to conclude that the impairment was temporary. As a result, Altria recorded a non-cash, pre-tax impairment charge of $205 million for the year ended December 31, 2021, which was recorded to (income) losses from equity investments in its consolidated statement of earnings (losses). The impairment charge reflects the difference between the fair value of Altria’s equity method investment in Cronos using Cronos’s share price at December 31, 2021 and the carrying value of Altria’s equity method investment in Cronos at December 31, 2021. At December 31, 2021, prior to recording the impairment charge, the fair value of Altria’s equity method investment in Cronos was less than its carrying value by approximately 25%. After recording the impairment charge, the fair value and carrying value of Altria’s equity method investment in Cronos at December 31, 2021 were $617 million.
At February 22, 2022, the fair value of Altria’s equity method investment in Cronos was $524 million, which was less than its carrying value by approximately 15%. Altria will continue to assess the fair value of its equity method investment in Cronos to determine if any decline in fair value below its carrying value is other than temporary.
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
▪Contingencies: As discussed in Note 18 and Item 3, legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against Altria and its subsidiaries, including PM USA and UST and its subsidiaries, as well as their respective indemnitees and Altria’s investees. In 1998, PM USA and certain other U.S. tobacco product manufacturers entered into the MSA with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other U.S. tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). PM USA’s portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers’ domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Altria’s subsidiaries account for the cost of the State Settlement Agreements and FDA user fees as a component of cost of sales. Altria’s subsidiaries recorded approximately $4.6 billion and $4.7 billion of charges to cost of sales for the years ended December 31, 2021 and 2020, respectively, in connection with the State Settlement Agreements and FDA user fees.
Altria and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed in Note 18 and Item 3: (i) management has concluded that it is not probable that a loss has been incurred in any pending litigation; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any pending case; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Litigation defense costs are expensed as incurred and included in marketing, administration and research costs in the consolidated statements of earnings (losses).
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
Altria recognizes the funded status of its defined benefit pension and other postretirement plans on the consolidated balance sheet and records as a component of other comprehensive earnings (losses), net of deferred income taxes, the gains or losses and prior service costs or credits that have not been recognized as components of net periodic benefit cost (income). The gains or losses and prior service costs or credits recorded as components of other comprehensive earnings (losses) are subsequently amortized into net periodic benefit cost (income) in future years.
Due to changes in market inputs, Altria’s discount rate assumptions for its pension and postretirement plans obligations increased to 3.0% and 2.9%, respectively, at December 31, 2021 from 2.7% and 2.6%, respectively, at December 31, 2020. Altria presently anticipates net pre-tax pension and postretirement income of $103 million in 2022 versus net pre-tax income of $114 million in 2021, excluding amounts in each year related to settlement and curtailment. This anticipated change is due primarily to: (i) lower expected return on plan assets due to the change in the target asset allocation for its pension plan assets for 2022, which lowered the expected rate of return from 6.6% in 2021 to 6.1% in 2022; (ii) higher interest costs, driven by the impact of higher discount rates; and (iii) lower amortization of unrecognized losses, primarily driven by the impact of higher discount rates and changes to mortality rate assumptions. Assuming no change to the shape of the yield curve, a 50 basis point decrease (increase) in Altria’s discount rates would increase (decrease) Altria’s pension and postretirement expense by approximately $10 million. Similarly, a 50 basis point decrease (increase) in the expected return on plan assets would increase (decrease) Altria’s pension and postretirement expense by approximately $40 million.
For additional information see Note 16. Benefit Plans to the consolidated financial statements in Item 8 (“Note 16”).
▪Income Taxes: Significant judgment is required in determining income tax provisions and in evaluating tax positions. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Altria determines the realizability of deferred tax assets based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized. In reaching this determination, Altria considers all available positive and negative evidence, including the character of the loss, carryback and carryforward considerations, future reversals of temporary differences and available tax planning strategies.
Altria recognizes a benefit for uncertain tax positions when a tax position taken or expected to be taken in a tax return is more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Altria recognizes accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes in its consolidated statements of earnings (losses).
Altria recognized income tax benefits and charges in the consolidated statements of earnings (losses) during 2021 and 2020 as a result of various tax events.
For additional information on income taxes, see Note 14. Income Taxes to the consolidated financial statements in Item 8 (“Note 14”).

Consolidated Operating Results

	For the Years Ended December 31,
(in millions)	2021	2020
Net Revenues:
Smokeable products	$22,866	$23,089
Oral tobacco products	2,608	2,533
Wine	494	614
All other	45	(83)
Net revenues	$26,013	$26,153
Excise Taxes on Products:
Smokeable products	$4,754	$5,162
Oral tobacco products	132	130
Wine	14	19
All other	2	1
Excise taxes on products	$4,902	$5,312
Operating Income:
OCI:
Smokeable products	$10,394	$9,985
Oral tobacco products	1,659	1,718
Wine	21	(360)
All other	(97)	(172)
Amortization of intangibles	(72)	(72)
General corporate expenses	(345)	(227)
Corporate asset impairment and exit costs	—	1
Operating income	$11,560	$10,873
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

The following table provides a reconciliation of adjusted net earnings attributable to Altria and adjusted diluted EPS attributable to Altria for the years ended December 31:

(in millions of dollars, except per share data)	Earnings (Losses) before Income Taxes	Provision for Income Taxes	Net Earnings (Losses)	Net Earnings (Losses) Attributable to Altria	Diluted EPS
2021 Reported	$3,824	$1,349	$2,475	$2,475	$1.34
NPM Adjustment Items	(76)	(19)	(57)	(57)	(0.03)
Asset impairment, exit, implementation, acquisition and disposition-related costs	120	21	99	99	0.05
Tobacco and health and certain other litigation items	182	44	138	138	0.07
ABI-related special items	6,203	1,302	4,901	4,901	2.66
Cronos-related special items	466	(4)	470	470	0.25
Loss on early extinguishment of debt	649	153	496	496	0.27
Tax items	—	3	(3)	(3)	—
2021 Adjusted for Special Items	$11,368	$2,849	$8,519	$8,519	$4.61

2020 Reported	$6,890	$2,436	$4,454	$4,467	$2.40
NPM Adjustment Items	4	1	3	3	—
Asset impairment, exit, implementation, acquisition and disposition-related costs	431	89	342	342	0.18
Tobacco and health and certain other litigation items	83	21	62	62	0.03
Impairment of JUUL equity securities	2,600	—	2,600	2,600	1.40
JUUL changes in fair value	(100)	—	(100)	(100)	(0.05)
ABI-related special items	763	160	603	603	0.32
Cronos-related special items	51	(2)	53	53	0.03
COVID-19 special items	50	13	37	37	0.02
Tax items	—	(50)	50	50	0.03
2020 Adjusted for Special Items	$10,772	$2,668	$8,104	$8,117	$4.36
The following special items affected the comparability of statements of earnings (losses) amounts.
▪NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation in Note 18 and NPM Adjustment Items in Note 15, respectively.
▪Asset Impairment, Exit, Implementation, Acquisition and Disposition-Related Costs: For the years ended December 31, 2021 and 2020, Altria recorded pre-tax asset impairment, exit and implementation costs of $1 million and $407 million, respectively. For further discussion of asset impairment, exit and implementation costs, including a breakdown of these costs by segment, see Note 5. Asset Impairment, Exit and Implementation Costs to the consolidated financial statements in Item 8 (“Note 5”).
For the years ended December 31, 2021 and 2020, Altria also recorded pre-tax acquisition and disposition-related costs of $119 million and $24 million, respectively. The 2021 costs included a net pre-tax charge of $51 million related to the Ste. Michelle Transaction and $37 million for the settlement of an arbitration related to the 2019 on! transaction. For further discussion of these acquisition and disposition-related costs, see Note 15.
▪Tobacco and Health and Certain Other Litigation Items: For a discussion of tobacco and health and certain other litigation items and a breakdown of these costs by segment, see Note 18 and Tobacco and Health and Certain Other Litigation Items in Note 15, respectively.
▪Impairment of JUUL Equity Securities: For the year ended December 31, 2020, Altria recorded a non-cash, pre-tax impairment charge of $2,600 million, reported as impairment of JUUL equity securities in its consolidated statements of earnings (losses). A full tax valuation allowance was recorded in 2020 attributable to the tax benefit associated with the impairment charge. For further discussion, see Note 6 and Note 14.
▪JUUL Changes in Fair Value: For the year ended December 31, 2021, there was no change in the estimated fair value of Altria’s investment in JUUL. For the year ended December 31, 2020, Altria recorded a non-cash, pre-tax unrealized gain of $100 million, reported as (income) losses from equity investments in its consolidated statements of earnings (losses) as a result of an increase in the estimated fair value of Altria’s investment in JUUL. A corresponding adjustment was made to the JUUL tax valuation allowance. For further discussion, see Note 6 and Note 14.
▪ABI-Related Special Items: Altria’s losses from its equity investment in ABI for the year ended December 31, 2021, included net pre-tax charges of $6,203 million, substantially all of which related to a non-cash impairment ($6,157 million) of Altria’s equity investment in ABI. For further discussion, see Note 6.
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
These amounts include Altria’s respective share of the amounts recorded by ABI and additional adjustments related to (i) conversion from international financial reporting standards to GAAP and (ii) adjustments to Altria’s investment required under the equity method of accounting.
▪Cronos-Related Special Items: For the years ended December 31, 2021 and 2020, Altria recorded net pre-tax (income) expense, consisting of the following:

(in millions)	2021	2020
Loss on Cronos-related financial instruments (1)	$148	$140
(Income) losses from equity investments (2)	318	(89)
Total Cronos-related special items - (income) expense	$466	$51
(1) Amounts are related to the non-cash change in the fair value of the warrant and certain anti-dilution protections (the “Fixed-price Preemptive Rights”) acquired in the Cronos transaction.
(2) Amounts include Altria’s share of special items recorded by Cronos and additional adjustments, if required under the equity method of accounting, related to Altria’s investment in Cronos including the $205 million non-cash, pre-tax impairment of Altria’s investment in Cronos in 2021, discussed above.
For further discussion, see Note 6 and Note 7. Financial Instruments to the consolidated financial statements in Item 8.
▪Loss on Early Extinguishment of Debt: During 2021, Altria recorded pre-tax losses of $649 million as a result of the completed debt tender offers and redemption of certain long-term senior unsecured notes. For further discussion, see Note 9. Long-Term Debt to the consolidated financial statements in Item 8 (“Note 9”).
▪COVID-19 Special Items: For the year ended December 31, 2020, Altria recorded net pre-tax charges totaling $50 million directly related to disruptions caused by or efforts to mitigate the impact of the COVID-19 pandemic. For further discussion and a breakdown of these costs by segment, see Note 15.
▪Tax Items: For the year ended December 31, 2020, Altria recorded net tax expense of $50 million, due primarily to net tax expense of $27 million for adjustments resulting from amended returns and audit adjustments related to prior years, and tax expense of $23 million for a tax basis adjustment to Altria’s investment in ABI.
2021 Compared with 2020
Net revenues, which include excise taxes billed to customers, decreased $140 million (0.5%), due primarily to lower net revenues in the smokeable products and wine segments (resulting from the sale of the wine business in October 2021), partially offset by higher net revenues in the financial services business (primarily driven by reductions in the estimated residual values of certain assets at PMCC in 2020) and the oral tobacco products segment.
Cost of sales decreased $699 million (8.9%), due primarily to changes in the wine segment, which included the inventory-related charges in 2020 (as discussed in Note 15) and the sale of the wine business in October 2021, lower shipment volume in the smokeable products segment, NPM Adjustment Items in 2021 and COVID-19 special items in 2020, partially offset by higher per unit settlement charges, higher manufacturing costs and volume and mix in the oral tobacco products segment.
Excise taxes on products decreased $410 million (7.7%), due primarily to lower shipment volume in the smokeable products segment.
Marketing, administration and research costs increased $278 million (12.9%), due primarily to higher general corporate expenses (including an agreement to resolve a shareholder class action lawsuit in 2021 as discussed in Note 18), higher spending in the oral tobacco products (including higher acquisition-related costs as discussed in Note 15) and smokeable products segments and higher spending associated with the retail expansion of IQOS and Marlboro HeatSticks.
Operating income increased $687 million (6.3%), due primarily to higher operating results in the smokeable products and wine segments and the all other category (primarily driven by reductions in the estimated residual value of certain assets at PMCC in 2020), partially offset by higher general corporate expenses and lower operating results in the oral tobacco products segment.

Net periodic benefit income, excluding service cost, increased by $125 million (100.0%+), due primarily to lower interest cost resulting from a decrease in discount rates and amendments to Altria’s salaried retiree healthcare plans during 2021. For further discussion, see Note 16.
(Income) losses from equity investments, which decreased $5,868 million (100.0%+), were negatively impacted by higher losses from Altria’s equity investment in ABI (primarily due to the non-cash impairment of Altria’s equity investment in ABI in 2021 discussed above), unfavorable Cronos special items (as discussed above) and a non-cash, unrealized gain resulting from an increase in the estimated fair value of Altria’s investment in JUUL in 2020.
Reported net earnings (losses) attributable to Altria of $2,475 million decreased $1,992 million (44.6%), due primarily to higher net losses from Altria’s equity investments and the loss on early extinguishment of debt, partially offset by the 2020 impairment of JUUL equity securities, higher operating income and favorable net periodic benefit income, excluding service cost. Reported basic and diluted EPS attributable to Altria of $1.34, each decreased by 44.2%,due to lower reported net earnings (losses) attributable to Altria, partially offset by fewer shares outstanding.
Adjusted net earnings attributable to Altria of $8,519 million increased $402 million (5.0%), due primarily to higher smokeable products segment OCI, favorable net periodic benefit income, excluding service cost, higher income from Altria’s investment in ABI and lower losses in the all other category (primarily driven by reductions in the estimated residual values of certain assets at PMCC in 2020), partially offset by a higher income tax rate. Adjusted diluted EPS attributable to Altria of $4.61 increased by 5.7%, due to higher adjusted net earnings attributable to Altria and fewer shares outstanding.
Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The U.S. tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of Altria’s tobacco operating companies and investees and Altria’s consolidated results of operations, cash flows or financial position or Altria’s ability to achieve its Vision. These challenges, some of which are discussed in more detail in Note 18, Item 1A and Item 3, include:
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
▪changes in adult tobacco consumer purchase behavior, which is influenced by various factors such as economic conditions (including inflation), excise taxes and price gap relationships, may result in adult tobacco consumers switching to discount products or other lower-priced tobacco products;
▪the highly competitive nature of all tobacco categories, including competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation and the proliferation of innovative tobacco products, such as e-vapor and oral nicotine pouch products;
▪illicit trade in tobacco products;
▪potential adverse changes in prices, availability and quality of tobacco, other raw materials and component parts; and
▪the COVID-19 pandemic.
In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences are continuing to impact the tobacco industry. Altria’s tobacco operating companies believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral nicotine pouches. Adult smokers continue to transition from cigarettes to exclusive use of smoke-free tobacco product alternatives, which aligns with Altria’s Vision.
Altria and its tobacco operating companies work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the United States through innovation and other growth strategies (including, where appropriate, arrangements with, or investments in, third parties).
Over the past two years, the legislative and regulatory activities discussed below negatively impacted growth in the e-vapor category. While these activities continue to impact the e-vapor category, the category experienced moderate growth in 2021 and remains competitive.
Oral nicotine pouch retail share of the total oral tobacco category grew significantly over the prior year from 8.4% during 2020 to 15.4% during 2021. The oral nicotine pouch category has become increasingly competitive.
We are monitoring the sale and continued introduction of unregulated synthetic nicotine products, which may lead to further competition for regulated tobacco products, including oral nicotine pouches and e-vapor products, and may result in underage use of these unregulated products if not marketed responsibly by manufacturers.
Altria and its tobacco operating companies believe the innovative tobacco products categories will continue to be dynamic due to competition, adult tobacco consumer exploration of a variety of tobacco product options, adult consumer perceptions of the relative risks of smoke-free products compared to cigarettes, FDA determinations on product applications and legislative actions.
For the year ended December 31, 2021, we estimate that, when adjusted for trade inventory movements, calendar differences and other factors, domestic cigarette industry volume declined by 5.5%. Altria expects 2022 cigarette industry volume trends to continue to be most influenced by (i) changes to adult smoker stay-at-home practices, disposable income, purchasing patterns and adoption of smoke-free products, (ii) economic conditions (including unemployment rates, the impact of increased inflation and gasoline prices), (iii) fiscal stimulus, (iv) cross-category movement, (v) the timing and extent of COVID-19 vaccine administration and the impact of COVID-19 variants, and (vi) regulatory and legislative (including excise tax) developments.
Economic conditions (including a high inflationary environment) can also impact adult tobacco consumer purchasing behavior. For example, economic downturns have resulted in adult tobacco consumers choosing discount products and other lower priced tobacco products. Although the economic impact resulting from the COVID-19 pandemic did not meaningfully increase the growth of discount and lower priced tobacco products throughout much of the pandemic, in part due to stimulus payments, discount cigarette products resumed share growth in the second half of 2021 driven primarily by deep discount products. Share gains for discount cigarette products typically coincide with rising gas prices, higher inflation and increased consumer mobility. We expect fluctuations in discount cigarette product segment share to continue as price sensitive adult tobacco consumers react to economic conditions in the current high inflationary environment.
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
▪Final Tobacco Marketing Rule: As required by the FSPTCA, in March 2010, the FDA promulgated a wide range of advertising and promotion restrictions for cigarettes and smokeless tobacco(1) products (the “Final Tobacco Marketing Rule”). The May
(1) “Smokeless tobacco,” as used in this section of this Form 10-K, refers to smokeless tobacco products first regulated by the FDA in 2009, including MST. It excludes oral nicotine pouches, which were first regulated by the FDA in 2016.

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
▪Rulemaking and Guidance: From time to time, the FDA issues proposed regulations and guidance, which may be issued in draft or final form, generally involve public comment and may include scientific review. The FDA also may request comments on broad topics through an Advanced Notice of Proposed Rulemaking (“ANPRM”). Altria’s tobacco operating companies actively engage with the FDA to develop and implement the FSPTCA’s regulatory framework, including submission of comments to various FDA policies and proposals and participation in public hearings and engagement sessions.
The FDA’s implementation of the FSPTCA and related regulations and guidance also may have an impact on enforcement efforts by United States states, territories and localities of their laws and regulations as well as of the State Settlement Agreements discussed below (see State Settlement Agreements below).  Such enforcement efforts may adversely affect the ability of Altria’s tobacco operating companies and investees to market and sell regulated tobacco products in those states, territories and localities.
▪FDA’s Comprehensive Plan for Tobacco and Nicotine Regulation: In July 2017, the FDA announced a “Comprehensive Plan for Tobacco and Nicotine Regulation” (“Comprehensive Plan”) designed to strike a balance between regulation and encouraging the development of innovative tobacco products that may be less risky than cigarettes. Since then, the FDA has issued additional information about its Comprehensive Plan in response to concerns associated with the rise in the use of e-vapor products by youth and the potential youth appeal of flavored tobacco products (see Underage Access and Use of Certain Tobacco Products below). As part of the Comprehensive Plan, the FDA:
▪issued ANPRMs relating to potential product standards for nicotine in cigarettes, flavors in all tobacco products (including menthol in cigarettes and characterizing flavors in all cigars) and, for e-vapor products, to protect against known public health risks such as concerns about youth exposure to liquid nicotine;
▪took actions to restrict youth access to e-vapor products; and
▪reconsidered the processes used by the FDA to review certain reports and new product applications.
▪Pre-Market Review Pathways for Tobacco Products and Market Authorization Enforcement: The FSPTCA permits the sale of tobacco products on the market as of February 15, 2007 and not subsequently modified (“Grandfathered Products”) and new or modified products authorized through the PMTA, Substantial Equivalence (“SE”) or SE Exemption pathways. Subsequent FDA rules also provide a Supplemental PMTA pathway designed to increase the efficiency of submission and review for modified versions of previously authorized products.
The FDA pre-market authorization enforcement policy varies based on product type and date of availability in the market, specifically:
▪Grandfathered Products are exempt from the pre-market authorization requirement;
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

Modifications to currently marketed products, including modifications that result from, for example, changes to the quantity of tobacco product(s) in a package, a manufacturer being unable to acquire ingredients or a supplier being unable to maintain the consistency required in ingredients, could trigger the FDA’s pre-market or SE review processes. Through these processes, a manufacturer could receive (i) a “not substantially equivalent” determination, (ii) a denial of a PMTA or (iii) a marketing order withdrawal by the FDA on one or more products, which would require the removal of the product or products from the market. Such actions could have a material adverse impact on the business and consolidated results of operations of Altria’s tobacco operating companies and investees, and the cash flows or financial position of Altria and its tobacco operating companies, including adversely affecting the value of Altria’s investment in JUUL.
Provisional Products: Most cigarette and smokeless tobacco products currently marketed by PM USA and USSTC are “Provisional Products.” Altria’s subsidiaries timely submitted SE reports for these Provisional Products. PM USA and USSTC have received SE determinations on certain Provisional Products. Those products that were found by the FDA to be not substantially equivalent (certain smokeless tobacco products) had been discontinued for business reasons prior to the FDA’s determinations; therefore, those determinations did not impact business results. PM USA and USSTC have other Provisional Products that continue to be subject to the FDA’s pre-market review process. In the meantime, they can continue marketing these products unless the FDA determines that a specific Provisional Product is not substantially equivalent.
In addition, the FDA has communicated that it will not review a certain subset of Provisional Product SE reports and that the products that are the subject of those reports can continue to be legally marketed without further FDA review. PM USA and USSTC have Provisional Products included in this subset of products.
While Altria’s cigarette and smokeless tobacco operating companies believe their current Provisional Products meet the statutory requirements of the FSPTCA, they cannot predict how the FDA will ultimately apply law, regulation and guidance to their various SE reports. Should Altria’s cigarette and smokeless tobacco operating companies receive unfavorable determinations on any SE reports currently pending with the FDA, they believe they can replace the vast majority of their respective product volumes with other FDA authorized products or with Grandfathered Products.
Non-Provisional Products: Cigarette and smokeless tobacco products introduced into the market or modified after March 22, 2011 are “Non-Provisional Products” and must receive a marketing order from the FDA prior to being offered for sale. Marketing orders for Non-Provisional Products may be obtained by filing an SE report, PMTA or using another pre-market pathway established by the FDA. Altria’s cigarette and smokeless tobacco operating companies may not be able to obtain a marketing order for non-provisional products because the FDA may determine that any such product does not meet the statutory requirements for approval.
Products Regulated in 2016: Manufacturers of products first regulated by the FDA in 2016, including cigars, oral nicotine pouches and e-vapor products, that were on the market as of August 8, 2016 and not subsequently modified must have filed an SE report or PMTA by the filing deadline of September 9, 2020 in order for their products to remain on the market. These products can remain on the market during FDA review through court-allowed, case-by-case discretion, so long as the report or application was timely filed with the FDA. Due to the large number of applications received by September 9, 2020, the FDA did not complete its review of all submitted applications by September 9, 2021, although it represents that it has made decisions on more than 98% of the applications, with most being marketing denial orders and a few marketing granted orders for tobacco flavor e-vapor products. A number of the marketing denial orders are subject to litigation challenges initiated by the affected manufacturers. For those products still under FDA review, it is uncertain when and for how long the FDA may permit continued marketing and sale of those products pursuant to its case-by-case discretion. For products (new or modified) not on the market as of August 8, 2016, manufacturers must file an SE report or PMTA and receive FDA authorization prior to marketing and selling the product.
Helix submitted PMTAs for on! oral nicotine pouches in May 2020. JUUL submitted PMTAs to the FDA for its e-vapor device and the related tobacco and menthol flavors in July 2020. As of February 22, 2022, the FDA has not issued marketing order decisions for any on! or JUUL products. In addition, as of February 22, 2022, Middleton has received market orders or exemptions that cover over 99% of its cigar product volume.
In December 2013, Altria’s subsidiaries entered into a series of agreements with PMI, including an agreement that grants Altria an exclusive right to commercialize certain of PMI’s heated tobacco products in the United States, subject to FDA authorization of the applicable products. PMI submitted a PMTA and a MRTP application with the FDA for its electronically heated tobacco products comprising the IQOS Tobacco Heating System. The IQOS devices heat, but do not burn tobacco. In April 2019, the FDA authorized the PMTA for the IQOS Tobacco Heating System and in July 2020, the FDA authorized the marketing of this system as a MRTP with a reduced exposure claim. In December 2020, the FDA authorized the PMTA for IQOS 3, an updated version of the IQOS devices. The MRTP authorization for the original IQOS device currently does not apply to the IQOS 3 device. PMI submitted an MRTP application for the IQOS 3 device in March 2021, which is currently under review by the FDA.
In September 2021, in connection with a patent dispute, the ITC issued a cease and desist order, effective as of November 29, 2021, banning (i) the importation of the IQOS devices, Marlboro HeatSticks and infringing components into the United States and (ii) the sale, marketing and distribution of such imported products in the United States. As a result, PM USA removed the products from the marketplace. For a further discussion of the ITC decision, see Note 18. For a further discussion of risks associated with the agreements with PMI, see Risks Related to Our Businesses in Item 1A.
In October 2021, the FDA authorized the marketing and sale of four of USSTC’s Verve oral nicotine products, including Green Mint and Blue Mint varieties, representing the first flavored product authorizations issued by the FDA for newly deemed innovative products. These products are not currently marketed or sold.
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
Effect of Adverse FDA Determinations: FDA review time frames have varied. It is therefore difficult to predict the duration of FDA reviews of SE reports or PMTAs. Failure of manufacturers to submit applications by the applicable deadline, an unfavorable determination on an application or the withdrawal by the FDA of a prior marketing order could result in the removal of products from the market. These manufacturers would have the option of marketing products that have received FDA pre-market authorization or Grandfathered Products. A “not substantially equivalent” determination, a denial of a PMTA or a marketing order withdrawal by the FDA on one or more products (which would require the removal of the product or products from the market) could have a material adverse impact on the business and consolidated results of operations of our tobacco operating companies and investees, and the cash flows or financial position of Altria and its tobacco operating companies, including adversely affecting the value of Altria’s investment in JUUL. Also, an adverse FDA determination on one or more innovative tobacco products could impede our ability to achieve our Vision.
▪FDA Regulatory Actions
▪Graphic Warnings: In March 2020, the FDA issued a final rule requiring 11 textual warnings accompanied by color graphics depicting certain negative health consequences of smoking on cigarette packaging and advertising. As a result of a March 2021 court order related to the COVID-19 pandemic and subsequent court orders resulting from a lawsuit brought by R.J. Reynolds Tobacco Company and others against the FDA, the final rule is presently anticipated to become effective on April 9, 2023. PM USA and other cigarette manufacturers have filed lawsuits challenging the final rule on substantive and procedural grounds.
In the preamble to the final rule, the FDA stated that it would not exempt Marlboro HeatSticks, a heated tobacco product used with the IQOS devices, as part of the rulemaking, but would consider the Marlboro HeatSticks marketing order, and other marketing orders, on a case-by-case basis. To date, the FDA has not taken any action to exempt Marlboro HeatSticks from the graphic health warnings requirements.
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
Additionally, the FDA issued final guidance in April 2020, stating that it intends to prioritize enforcement action against certain product categories, including cartridge-based, flavored e-vapor products and products targeted to minors.
▪Flavored Electronic Nicotine Delivery System (“ENDS”) Products: Some e-vapor product manufacturers filed PMTAs for flavored tobacco products. As of February 22, 2022, many of these manufacturers received marketing denial orders for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefit of their products to adult smokers overcomes the risk that their products pose to youth. FDA has communicated in these marketing denial orders that vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of Public Health” standard and that successful applications will require strong, product-specific evidence. A number of manufacturers are appealing the marketing denial orders for their products. If the FDA does not ultimately allow for the reintroduction of flavors other than tobacco, it could adversely affect the value of Altria’s investment in JUUL.
Some ENDS manufacturers, including some that have received marketing denial orders, have indicated their intention to market ENDS products containing synthetically-derived nicotine, which is not currently FDA-regulated. If these products are sold in higher volumes, and marketed outside of FDA oversight, it could adversely affect the value of Altria’s investment in JUUL, have a material adverse effect on Altria’s consolidated financial position or earnings and adversely affect Altria’s ability to achieve its Vision.

▪Potential Product Standards
▪Nicotine in Cigarettes and Other Combustible Tobacco Products: In March 2018, the FDA issued an ANPRM seeking comments on the potential public health benefits and any possible adverse effects of lowering nicotine in combustible cigarettes to non-addictive or minimally addictive levels. Among other issues, the FDA sought comments on (i) whether smokers would compensate by smoking more cigarettes to obtain the same level of nicotine as with their current product and (ii) whether the proposed rule would create an illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. The FDA also sought comments on whether a nicotine product standard should apply to other combustible tobacco products, including cigars. Were the FDA to develop and finalize a product standard for nicotine in combustible products, and if the standard was appealed and upheld in the courts, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco operating companies.
▪Flavors in Tobacco Products: As discussed above under FDA’s Comprehensive Plan for Tobacco and Nicotine Regulation, the FDA indicated that it is considering proposing rulemaking for a product standard that would seek to ban menthol in combustible tobacco products, including cigarettes and cigars, and that it intends to propose a product standard that would ban characterizing flavors in all cigars, including Grandfathered Products and those that have received SE determinations from the FDA - an intention reiterated in the FDA’s January 2020 guidance. In March 2018, the FDA issued an ANPRM seeking comments on the role, if any, that flavors (including menthol) in tobacco products may play in attracting youth and in helping some smokers switch to potentially less harmful forms of nicotine delivery. In the context of litigation, in April 2021, the FDA issued a response to a 2013 citizen petition requesting that the FDA prohibit menthol as a characterizing flavor in cigarettes. In the response, the FDA announced it intends to develop and propose two product standards, which are expected by the second quarter of 2022, that would (i) ban menthol as a characterizing flavor in cigarettes and (ii) ban all characterizing flavors (including menthol) in cigars. While the FDA has yet to define “characterizing flavors” with respect to cigars, most of Middleton’s cigar products contain added flavors and may be subject to any action by the FDA to ban flavors in cigars.
If any such product standards become final and are appealed and upheld in the courts, it could have a material adverse effect on the business of Altria’s tobacco operating companies, and the consolidated results of operations, cash flows or financial position of Altria and its tobacco operating companies, including adversely affecting the value of Altria’s investment in JUUL (due to the impact on JUUL’s business) if the FDA pursues broader flavor restrictions beyond cigarettes and cigars.
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
▪Good Manufacturing Practices: The FSPTCA requires that the FDA promulgate good manufacturing practice regulations (referred to by the FDA as “Requirements for Tobacco Product Manufacturing Practice”) for tobacco product manufacturers, but does not specify a timeframe for such regulations. Compliance with any such regulations could result in increased costs, which could have a material adverse effect on the financial position of Altria, its tobacco operating companies and its investees, including adversely affecting the value of Altria’s investment in JUUL.
▪Impact on Our Business; Compliance Costs and User Fees: FDA regulatory actions under the FSPTCA could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco operating companies in various ways. For example, actions by the FDA could:
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
The failure to comply with FDA regulatory requirements, even inadvertently, and FDA enforcement actions also could have a material adverse effect on the business of Altria’s tobacco operating companies and investees, and the consolidated results of operations, cash flows or financial position of Altria and its tobacco operating companies, including adversely affecting the value of Altria’s investment in JUUL.
The FSPTCA imposes user fees on cigarette, cigarette tobacco, smokeless tobacco, cigar and pipe tobacco manufacturers and importers to pay for the cost of regulation and other matters. The FSPTCA does not impose user fees on e-vapor or oral nicotine pouch manufacturers. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA user fees and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the FSPTCA and FDA regulations. Payments for user fees are adjusted for several factors, including market share and industry volume. For a discussion of the impact of the FDA user fee payments on Altria, see Liquidity and Capital Resources - Payments Under State Settlement Agreements and FDA Regulation below. In addition, compliance with the FSPTCA’s regulatory requirements has resulted, and will continue to result, in additional costs for Altria’s tobacco operating companies. The amount of additional compliance and related costs has not been material in any given quarter or year to date period but could become material, either individually or in the aggregate, to one or more of Altria’s tobacco subsidiaries.
▪Investigation and Enforcement: The FDA has a number of investigatory and enforcement tools available to it, including document requests and other required information submissions, facility inspections, examinations and investigations, injunction proceedings, monetary penalties, product withdrawal and recall orders, and product seizures. Investigations or enforcement actions could result in significant costs or otherwise have a material adverse effect on the business of Altria’s tobacco operating companies and investees, and the consolidated results of operations, cash flows or financial position of Altria and its tobacco operating companies, including adversely affecting the value of Altria’s investment in JUUL.
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
During 2021, Congress considered legislation that would have significantly increased the federal excise tax for all tobacco products and created a new tax for e-vapor products and other products containing nicotine that are not currently subject to a tobacco federal excise tax (“novel tobacco products”). The U.S. House of Representatives removed the proposal to increase the federal excise tax on tobacco products currently subject to the tax from the legislation it was considering, but retained the proposed nicotine tax for novel tobacco products. The U.S. Senate debated the legislation and removed the nicotine tax for novel tobacco products; however, as of February 22, 2022, the legislation is still pending before the Senate and could be subject to further tax related amendments.
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and February 22, 2022, the weighted-average state cigarette excise tax increased from $0.36 to $1.89 per pack. As of February 22, 2022, no state has enacted new legislation increasing cigarette excise taxes in 2022, but various increases are under consideration or have been proposed.
A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria supports legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of February 22, 2022, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST.
An increasing number of states and localities also are imposing excise taxes on e-vapor and oral nicotine pouches. As of February 22, 2022, 30 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 11 states and the District of Columbia have enacted legislation to tax oral nicotine pouches.
Tax increases are expected to continue to have an adverse impact on product sales of Altria’s tobacco operating companies and JUUL through lower consumption levels and the potential shift in adult consumer purchases from the premium to the non-premium or discount segments, to lower taxed tobacco products, or to counterfeit and contraband products. Lower sales volume and reported share performance of Altria’s tobacco operating companies’ and investees’ products could have a material adverse effect on Altria’s consolidated financial position or earnings. In addition, substantial excise tax increases on e-vapor and oral nicotine products, may negatively impact adult smokers’ transition to these products, which could adversely affect our ability to achieve our Vision.
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of February 22, 2022, 181 countries, as well as the European Union, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
State Settlement Agreements
As discussed in Note 18, during 1997 and 1998, PM USA and other major domestic cigarette manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. Increases in inflation can increase our financial liability under the State Settlement Agreements. The State Settlement Agreements’ inflation calculations require us to apply the higher of 3% or the U.S. Bureau of Labor Statistics’ Consumer Price Index for All Urban Consumers (“CPI-U”) percentage rate as published in January of each year. As of December 2021, the inflation calculation was approximately 7% based on the latest CPI-U data; however, the increase in the annual payments did not have a material impact on Altria’s financial position. Altria believes that inflation will continue at increased levels in 2022, but does not expect the corresponding increase in annual payments to result in a material financial impact. However, we will continue to monitor conditions related to the impact of increased inflation on the macro-economic environment.
For a discussion of the impact of the State Settlement Agreements on Altria, see Liquidity and Capital Resources - Payments Under State Settlement Agreements and FDA Regulation below and Note 18. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). The State Settlement Agreements also place restrictions on the use of brand name sponsorships and brand name non-tobacco products and prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings and (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of February 22, 2022, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, Utah, New York and Illinois) and the District of Columbia have passed such legislation. Some of these states, such as New York, Utah and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway.
The legislation in California bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen. Following enactment of the flavor ban in August 2020, several registered California voters filed a referendum against the legislation. In January 2021 the requisite number of registered California voters signed a petition to place the question of whether the legislation should be affirmed or overturned on the next statewide general election ballot, which will likely take place in November 2022, unless a special statewide election is called earlier. As a result, the implementation of the legislation is delayed until after a vote on the referendum occurs.
Massachusetts passed legislation capping the amount of nicotine in e-vapor products. Similar legislation is pending in one other state.
Restrictions on e-vapor and oral nicotine pouch products also have been instituted or proposed internationally.
Altria’s tobacco operating companies have challenged and will continue to challenge certain federal, state and local legislation and other governmental action, including through litigation. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented that could have a material adverse impact on the business and volume of Altria’s tobacco operating companies and investees, and the consolidated results of operations, cash flows or financial position of Altria and its tobacco operating companies, including adversely affecting the value of Altria’s investment in JUUL. Such action also could negatively impact adult smokers’ transition to these products, which could adversely affect our ability to achieve our Vision.

▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: After a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, in December 2019, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of February 22, 2022, 39 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on sales volume of our tobacco businesses, as discussed above under Underage Access and Use of Certain Tobacco Products, Altria supports raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, reflecting its longstanding commitment to combat underage tobacco use.
▪Health Effects of Tobacco Products, Including E-vapor Products: Reports with respect to the health effects of smoking have been publicized for many years, including various reports by the U.S. Surgeon General. In 2019, there were public health advisories concerning vaping-related lung injuries and deaths and there have been health concerns raised about potential increased risks associated with COVID-19 among smokers and vapers. Altria believes that the public should be guided by the messages of the U.S. Surgeon General and public health authorities worldwide in making decisions concerning the use of tobacco products, including e-vapor products.
Most jurisdictions within the United States have restricted smoking in public places and some have restricted vaping in public places. Some public health groups have called for, and various jurisdictions have adopted or proposed, bans on smoking and vaping in outdoor places, in private apartments and in cars transporting children. It is not possible to predict the results of ongoing scientific research or the types of future scientific research into the health risks of tobacco exposure and the impact of such research on legislation and regulation.
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
Additionally, in recent years, legislation has been introduced or enacted at the state or local level to subject tobacco products to various reporting requirements and performance standards; establish educational campaigns relating to tobacco consumption or tobacco control programs or provide additional funding for governmental tobacco control activities; restrict the sale of tobacco products in certain retail establishments and the sale of tobacco products in certain package sizes; prohibit the sale of tobacco products based on environmental concerns; require tax stamping of smokeless tobacco products; require the use of state tax stamps using data encryption technology; and further restrict the sale, marketing and advertising of cigarettes and other tobacco products. Such legislation may be subject to constitutional or other challenges on various grounds, which may or may not be successful.
It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented (and, if challenged, upheld) relating to the manufacturing, design, packaging, marketing, advertising, sale or use of tobacco products, or the tobacco industry generally. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented that could have a material adverse impact on the business and volume of Altria’s tobacco operating companies and investees, and the consolidated results of operations, cash flows or financial position of Altria and its tobacco operating companies, including adversely affecting the value of Altria’s investment in JUUL.
▪Governmental Investigations: From time to time, Altria and its subsidiaries and investees are subject to governmental investigations on a range of matters.  For example: (i) the FTC issued a Civil Investigative Demand (“CID”) to Altria while conducting its antitrust review of Altria’s investment in JUUL seeking information regarding, among other things, Altria’s role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee (see Note 18 and Item 3 for a description of the FTC’s administrative complaint against Altria and JUUL); (ii) the SEC commenced an investigation relating to Altria’s acquisition, disclosures and accounting controls in connection with the JUUL investment; and (iii) the New York State Office of the Attorney General and the Commonwealth of Massachusetts Office of the Attorney General, separately, issued independent subpoenas to Altria seeking documents relating to Altria’s investment in and provision of services to JUUL. Additionally, JUUL is currently under investigation by various federal and state agencies, including the SEC, the FDA and the FTC, and state attorneys general.  Such investigations vary in scope but at least some appear to include JUUL’s marketing practices, particularly as such practices relate to youth, and Altria may be asked in the context of those investigations to provide information concerning its investment in JUUL or relating to its marketing of Nu Mark LLC e-vapor products.
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
Illicit Trade in Tobacco Products
Illicit trade in tobacco products can have an adverse impact on the businesses of Altria, its tobacco operating companies and investees. Illicit trade can take many forms, including the sale of counterfeit tobacco products; the sale of tobacco products in the United States that are intended for sale outside the country; the sale of untaxed tobacco products over the Internet and by other means designed to avoid the collection of applicable taxes; and diversion into one taxing jurisdiction of tobacco products intended for sale in another. Counterfeit tobacco products, for example, are manufactured by unknown third parties in unregulated environments. Counterfeit versions of our tobacco operating companies’ and investees’ products can negatively affect adult tobacco consumer experiences with and opinions of those brands. Illicit trade in tobacco products also harms law-abiding wholesalers and retailers by depriving them of lawful sales and undermines the significant investment Altria’s tobacco operating companies and investees have made in legitimate distribution channels. Moreover, illicit trade in tobacco products results in federal, state and local governments losing tax revenues. Losses in tax revenues can cause such governments to take various actions, including increasing excise taxes; imposing legislative or regulatory requirements that may adversely impact Altria’s consolidated results of operations and cash flows, including adversely affecting the value of Altria’s investment in JUUL, and the businesses of its tobacco operating companies and investees; or asserting claims against manufacturers of tobacco products or members of the trade channels through which such tobacco products are distributed and sold.
Altria’s tobacco operating companies communicate with wholesale and retail trade members regarding illicit trade in tobacco products and how they can help prevent such activities, enforce wholesale and retail trade programs and policies that address illicit trade in tobacco products and, when necessary, litigate to protect their trademarks.
Price, Availability and Quality of Tobacco, Other Raw Materials, Ingredients and Component Parts
Shifts in crops (such as those driven by economic conditions and adverse weather patterns), government restrictions and mandated prices, production control programs, economic trade sanctions, import duties and tariffs, international trade disruptions, inflation, geopolitical instability, climate and environmental changes and disruptions due to man-made or natural disasters may increase the cost or reduce the supply or quality of tobacco or other raw materials or ingredients or component parts used to manufacture our companies’ and our investees’ products. Any significant change in the price, availability or quality of tobacco, other raw materials, ingredients or component parts used to manufacture our products and those of our investees could restrict our tobacco operating companies’ and investees’ ability to continue manufacturing and marketing existing products or impact adult consumer product acceptability and adversely affect our tobacco operating companies’ and investees’ profitability and businesses.
With respect to tobacco, as with other agricultural commodities, crop quality and availability can be influenced by variations in weather patterns, including those caused by climate change. Additionally, the price and availability of tobacco leaf can be influenced by economic conditions and imbalances in supply and demand. Economic conditions, including inflation and the economic effects of the COVID-19 pandemic, are unpredictable, which, among other factors, may result in changes in the patterns of demand for agricultural products and the cost of tobacco production which could negatively impact tobacco leaf prices and tobacco supply. In addition, as consumer demand increases for smoke-free products and decreases for combustible products, the volume of tobacco leaf required for production may decrease. The reduced demand for tobacco leaf may result in the reduced supply and availability of domestic tobacco as growers divert resources to other crops, which could result in increased costs to our tobacco operating companies.
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
The COVID-19 pandemic also may limit access to and increase the cost of raw materials, component parts and personal protective equipment as United States and global suppliers may temporarily shut down facilities or use different production schedules with lower productivity in order to address exposure to the virus or as a result of a government mandate. In addition, (i) current labor market dynamics indicate labor shortages, with employers in a number of industries having difficulty employing workers and (ii) supply chain dynamics reflect failures and delays resulting from various issues including labor shortages, logistical problems and weather-related incidents. These labor shortages and supply failures and delays have led to certain increases in raw material (for example, resins used in our packaging), ingredient and component part prices and may lead to supply chain disruptions; however, to date, the impact on our operating companies and investees has been immaterial. However, the effects of the COVID-19 pandemic, labor market dynamics and supply chain disruptions outlined above may continue, which could adversely affect our subsidiaries’ and investees’ profitability and businesses. Recent economic conditions reflect an increased rate of inflation. To date, higher inflation has not had a material impact on our or our investees’ businesses, revenues or profitability. Although Altria anticipates inflation will continue at elevated levels in 2022, it is not expected to have a material impact on our or our investees’ businesses, revenues or profitability.
In addition, government taxes, restrictions and prohibitions on the sale and use of certain products may limit access to, and increase the costs of, raw materials and component parts and, potentially, impede our ability to sell certain of our products. For example, additional taxes on the use of certain single-use plastics have been proposed by the U.S. Congress, which, if passed, could increase the costs of, and impair our ability to, source certain materials used in the packaging for our tobacco operating companies’ products.
Timing of Sales
In the ordinary course of business, our tobacco operating companies are subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, the timing of promotions, customer incentive programs and customer inventory programs, as well as the actual or speculated timing of pricing actions and tax-driven price increases.
Operating Results
Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins and provides a reconciliation of reported OCI to adjusted OCI for the smokeable products segment:

	Operating Results
	For the Years Ended December 31,
(in millions)	2021	2020
Net revenues	$22,866	$23,089
Excise taxes	(4,754)	(5,162)
Revenues net of excise taxes	$18,112	$17,927

Reported OCI	$10,394	$9,985
NPM Adjustment Items	(53)	4
Asset impairment, exit, implementation, acquisition and disposition-related costs	—	2
Tobacco and health and certain other litigation items	83	79
COVID-19 special items	—	41
Adjusted OCI	$10,424	$10,111

Reported OCI margins (1)	57.4%	55.7%
Adjusted OCI margins (1)	57.6%	56.4%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
2021 Compared with 2020
Net revenues, which include excise taxes billed to customers, decreased $223 million (1.0%), due primarily to lower shipment volume ($1,931 million), partially offset by higher pricing ($1,703 million).
Reported OCI increased $409 million (4.1%), due primarily to higher pricing ($1,688 million), NPM Adjustment Items in 2021 ($53 million) and COVID-19 special items in 2020 ($41 million), partially offset by lower shipment volume ($1,158 million), higher per unit settlement charges and higher costs ($38 million).
Adjusted OCI increased $313 million (3.1%), due primarily to higher pricing, partially offset by lower shipment volume, higher per unit settlement charges and higher costs.
Marketing, administration and research costs for the smokeable products segment include PM USA’s cost of administering and litigating product liability claims. Litigation defense costs are influenced by a number of factors, including the number and types of cases filed, the number of cases tried annually, the results of trials and appeals, the development of the law controlling relevant legal issues, and litigation strategy and tactics. For further discussion on these matters, see Note 18 and Item 3. For the years ended December 31, 2021 and 2020, product liability defense costs for PM USA were $111 million and $110 million, respectively. Product liability defense costs have decreased since 2019 driven by the COVID-19 pandemic and fewer trials as a result of court closures due to the COVID-19 pandemic, which may continue into 2022. Once regular trial activity resumes, PM USA expects product liability defense costs to return to amounts similar to 2019, which were $151 million.

Shipment Volume and Retail Share Results
The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Years Ended December 31,
(sticks in millions)	2021	2020
Cigarettes:
Marlboro	82,970	88,858
Other premium	4,216	4,566
Discount	6,607	8,001
Total cigarettes	93,793	101,425
Cigars:
Black & Mild	1,796	1,790
Other	7	10
Total cigars	1,803	1,800
Total smokeable products	95,596	103,225
Note: Cigarettes shipment volume includes Marlboro; Other premium brands, such as Virginia Slims, Parliament, Benson & Hedges and Nat’s; and Discount brands, which include L&M, Basic and Chesterfield. Cigarettes volume includes units sold as well as promotional units, but excludes units sold for distribution to Puerto Rico, and units sold in United States Territories, to overseas military and by Philip Morris Duty Free Inc., none of which, individually or in the aggregate, is material to the smokeable products segment.
The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Years Ended December 31,
	2021	2020
Cigarettes:
Marlboro	43.1%	42.9%
Other premium	2.3	2.3
Discount	3.4	3.9
Total cigarettes	48.8%	49.1%
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
2021 Compared with 2020
The smokeable products segment’s reported domestic cigarettes shipment volume decreased 7.5%, driven primarily by the industry’s rate of decline, trade inventory movements, retail share losses, calendar differences and other factors. When adjusted for trade inventory movements, calendar differences and other factors, the smokeable products segment’s reported domestic cigarettes shipment volume decreased by an estimated 6%. When adjusted for trade inventory movements, calendar differences and other factors, total estimated domestic cigarette industry volume decreased by an estimated 5.5%.
Shipments of premium cigarettes accounted for 93.0% and 92.1% of the smokeable products segment’s reported domestic cigarettes shipment volume for 2021 and 2020, respectively.
Total cigarettes industry discount category retail share increased 0.5 share points to 25.4% in 2021 versus 2020. For a discussion regarding discount category dynamics in 2021 and the economic conditions, including a high inflationary environment, that impact adult tobacco consumer purchasing behavior, see Operating Results by Business Segment - Tobacco Space - Business Environment - Summary above.

Pricing Actions
PM USA and Middleton executed the following pricing and promotional allowance actions during 2021 and 2020:
▪Effective December 12, 2021, PM USA increased the list price of Marlboro, L&M and Chesterfield by $0.15 per pack. In addition, PM USA increased the list price of all of its other cigarette brands by $0.20 per pack.
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
In addition:
▪Effective January 9, 2022, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.13 per five-pack.
Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins and provides a reconciliation of reported OCI to adjusted OCI for the oral tobacco products segment:

	Operating Results
	For the Years Ended December 31,
(in millions)	2021	2020
Net revenues	$2,608	$2,533
Excise taxes	(132)	(130)
Revenues net of excise taxes	$2,476	$2,403

Reported OCI	$1,659	$1,718
Asset impairment, exit, implementation, acquisition and disposition-related costs	37	(3)
COVID-19 special items	—	9
Adjusted OCI	$1,696	$1,724

Reported OCI margins (1)	67.0%	71.5%
Adjusted OCI margins (1)	68.5%	71.7%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
2021 Compared with 2020
Net revenues, which include excise taxes billed to customers, increased $75 million (3.0%), due primarily to higher pricing ($105 million), which includes higher promotional investments in on!, partially offset by volume and mix ($36 million) due primarily to a shift between MST and on! shipment volumes resulting in a higher percentage of 2021 on! volume versus 2020 (“volume/mix”).
Reported OCI decreased $59 million (3.4%) due primarily to higher costs ($98 million), which include higher acquisition-related costs and COVID-19 special items in 2020, and volume/mix ($61 million), partially offset by higher pricing, which includes higher promotional investments in on!.
Adjusted OCI decreased $28 million (1.6%) due primarily to higher costs and volume/mix, partially offset by higher pricing, which includes higher promotional investments in on!.

Shipment Volume and Retail Share Results
The following table summarizes oral tobacco products segment shipment volume performance:

	Shipment Volume
	For the Years Ended December 31,
(cans and packs in millions)	2021	2020
Copenhagen	503.6	522.4
Skoal	197.4	208.5
Other (includes Red Seal and on!)	119.3	88.7
Total oral tobacco products	820.3	819.6
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
The following table summarizes oral tobacco products segment retail share performance (excluding international volume):

	Retail Share
	For the Years Ended December 31,
	2021	2020
Copenhagen	29.4%	31.8%
Skoal	12.6	13.9
Other (includes Red Seal and on!)	5.8	4.2
Total oral tobacco products	47.8%	49.9%
Note: The oral tobacco products segment retail share results exclude international volume, which is currently not material. Retail share results for oral tobacco products are based on data from IRI InfoScan, a tracking service that uses a sample of stores to project market share and depict share trends. This service tracks sales in the food, drug, mass merchandisers, convenience, military, dollar store and club trade classes on the number of cans and packs sold. Oral tobacco products is defined by IRI as MST, snus and oral nicotine pouches. New types of oral tobacco products, as well as new packaging configurations of existing oral tobacco products, may or may not be equivalent to existing MST products on a can-for-can basis. For example, one pack of snus or one can of oral nicotine pouches, irrespective of the number of pouches in the pack or can, is assumed to be equivalent to one can of MST. Because this service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share. It is IRI’s standard practice to periodically refresh its InfoScan services, which could restate retail share results that were previously released in this service.
For a discussion of volume trends and factors that impact volume and retail share performance, see Tobacco Space - Business Environment above.
2021 Compared with 2020
The oral tobacco products segment’s reported domestic shipment volume was essentially unchanged as the industry’s growth rate and trade inventory movements were essentially offset by retail share losses and calendar differences. When adjusted for trade inventory movements and calendar differences, the oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 0.5%.
Total oral tobacco products category industry volume increased by an estimated 2% over the six months ended December 31, 2021, driven by growth in oral nicotine pouches.
Retail share losses in the oral tobacco products segment, including Copenhagen, were due to the growth of oral nicotine pouches.
Total U.S. oral tobacco category share for on! nicotine pouches grew to 3.9% in the fourth quarter of 2021, an increase of 2.8 percentage points versus the fourth quarter of 2020.
In 2021, Helix achieved unconstrained on! manufacturing capacity for the current estimated size of the U.S. oral nicotine pouch category.
As of December 31, 2021, on! was available for sale in approximately 117,000 U.S. stores.

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
In addition:
▪Effective February 22, 2022, USSTC increased the list price on its Copenhagen, Skoal and Red Seal brands by $0.08 per can. USSTC also increased the list price on its Husky brand by $0.12 per can.
Wine Segment
Financial Results
Full-year 2021 results include wine business financial results for the period January 1, 2021 through September 30, 2021 as a result of the Ste. Michelle Transaction. For further discussion, see Item 1.
The following table summarizes operating results, includes reported and adjusted OCI margins and provides a reconciliation of reported OCI to adjusted OCI for the wine segment:

	Operating Results
	For the Years Ended December 31,
(in millions)	2021	2020
Net revenues	$494	$614
Excise taxes	(14)	(19)
Revenues net of excise taxes	$480	$595

Reported OCI	$21	$(360)
Asset impairment, exit, implementation, acquisition and disposition-related costs	52	411
Adjusted OCI	$73	$51

Reported OCI margins (1)	4.4%	(60.5)%
Adjusted OCI margins (1)	15.2%	8.6%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
2021 Compared with 2020
Net revenues, which include excise taxes billed to customers, decreased $120 million (19.5%).
Reported OCI and adjusted OCI increased $381 million (100%+) and $22 million (43.1%), respectively.
Reported OCI for the year ended December 31, 2021 included disposition-related charges associated with the Ste. Michelle Transaction (as discussed in Note 15).
Reported OCI for the year ended December 31, 2020 included inventory-related charges related to the strategic reset of the wine business (as discussed in Note 5).

Liquidity and Capital Resources
Altria is a holding company that is primarily dependent on the capital resources of its subsidiaries to satisfy its liquidity requirements. Altria’s access to the operating cash flows of its wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2021, Altria’s significant wholly owned subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, Altria receives cash dividends on its interest in ABI and will continue to do so as long as ABI pays dividends.
At December 31, 2021, Altria had $4.5 billion of cash and cash equivalents. In addition to having access to the operating cash flows of its wholly owned subsidiaries, Altria’s capital resources include access to credit markets in the form of commercial paper, borrowings available under its $3.0 billion Credit Agreement (as defined below) and its access to credit markets through the issuance of long-term senior unsecured notes. For additional information, see Capital Markets and Other Matters below.
In addition to funding current operations, Altria primarily uses its net cash from operating activities for payment of dividends, share repurchases under its share repurchase programs, repayment of debt, acquisition of or investments in businesses and assets, and capital expenditures.
Altria believes its cash and cash equivalents balance, along with its future cash flows from operations and capacity for borrowings through its access to the credit and capital markets, provide sufficient liquidity to meet its business operations and satisfy its projected cash requirements for the next 12 months and the foreseeable future.
Capital Markets and Other Matters
Credit Ratings - Altria’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under the Credit Agreement is discussed in Note 8. Short-Term Borrowings and Borrowing Arrangements to the consolidated financial statements in Item 8 (“Note 8”).
At December 31, 2021, the credit ratings and outlook for Altria’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Stable
Standard & Poor’s Financial Services LLC (“S&P”)	A-2	BBB	Stable
Fitch Ratings Inc.	F2	BBB	Stable
Credit Lines - From time to time, Altria has short-term borrowing needs to meet its working capital requirements arising from the timing of annual MSA payments, quarterly income tax payments and quarterly dividend payments, and generally uses its commercial paper program to meet those needs.
In August 2021, Altria entered into an extension and amendment to its $3.0 billion senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”). Altria monitors the credit quality of its bank group and is not aware of any potential non-performing credit provider in that group. For further discussion on short-term borrowings, see Note 8.
Any commercial paper issued by Altria and borrowings under the Credit Agreement are guaranteed by PM USA. For further discussion, see Supplemental Guarantor Financial Information below and Note 9.
Debt - At December 31, 2021 and 2020, Altria’s total debt was $28.0 billion and $29.5 billion, respectively.
In May 2021, Altria repaid in full its 4.75% senior unsecured notes in the aggregate principal amount of $1.5 billion at maturity.
In February 2021, Altria issued long-term senior unsecured notes in the aggregate principal amount of $5.5 billion (the “Notes”). The net proceeds from the Notes were used (i) to fund the purchase and redemption of certain unsecured notes and payment of related fees and expenses (as described below) and (ii) for other general corporate purposes.
During the first quarter of 2021, Altria (i) completed debt tender offers to purchase for cash certain of its long-term senior unsecured notes in the aggregate principal amount of $4,042 million and (ii) redeemed all of its outstanding 3.490% Notes due 2022 in an aggregate principal amount of $1.0 billion. As a result, for the year ended December 31, 2021, Altria recorded pre-tax losses on early extinguishment of debt of $649 million, which included premiums and fees of $623 million and the write-off of related unamortized debt discounts and debt issuance costs of $26 million. As a result of the debt transactions, Altria reduced its near-term maturity towers, extended the weighted-average maturity of its debt and lowered its weighted-average coupon interest rate on total long-term debt.
All of Altria’s long-term debt outstanding at December 31, 2021 and 2020 was fixed-rate debt. The weighted-average coupon interest rate on total long-term debt was approximately 4.0% and 4.1% at December 31, 2021 and 2020, respectively.
For further details on long-term debt, see Note 9.

Ste. Michelle Transaction - On October 1, 2021, UST received net cash proceeds of approximately $1.2 billion from the Ste. Michelle Transaction, which was used to partially fund the expansion of the January 2021 share repurchase program as discussed in Note 10. Capital Stock to the consolidated financial statements in Item 8 (“Note 10”).
In October 2020, Altria filed a registration statement on Form S-3 with the SEC, under which Altria may offer debt securities or warrants to purchase debt securities from time to time over a three-year period from the date of filing.
Off-Balance Sheet Arrangements and Other Future Contractual Obligations
Altria has no off-balance sheet arrangements, including special purpose entities, other than guarantees and contractual obligations that are discussed below.
Guarantees and Other Similar Matters - As discussed in Note 18, Altria and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business and guarantees (including third-party guarantees) outstanding at December 31, 2021. From time to time, subsidiaries of Altria also issue lines of credit to affiliated entities. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 9, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under the commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.
Long-Term Debt and Interest on Borrowings - In addition to maturities of long-term debt, Altria makes interest payments based on stated coupon interest rates. For information on annual debt maturities and interest payments, see Note 9.
Purchase Obligations - Altria has entered into purchase obligations for inventory and production costs (such as raw materials, indirect materials and services, contract manufacturing, packaging, storage and distribution) and other commitments for projected needs to be used in the normal course of business. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). At December 31, 2021, purchase obligations for inventory and production costs for the next 12 months were $827 million and $1,274 million thereafter (a decrease from $1,095 million and $2,902 million at December 31, 2020, respectively, driven primarily by the Ste. Michelle Transaction).
At December 31, 2021, Altria had $609 million of other purchase obligation commitments for marketing, capital expenditures, information technology and professional services, which occur through the ordinary course of business. Substantially all of these commitments are expected to be satisfied within 12 months. Accounts payable and accrued liabilities are reflected on Altria’s consolidated balance sheet at December 31, 2021 and are excluded from the amounts above.
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
Based on current agreements, estimated market share, estimated annual industry volume decline rates and inflation rates, the estimated amounts that Altria’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees are $4.4 billion on average for the next three years. These amounts exclude the potential impact of any NPM Adjustment Items.
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year are generally paid in the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. Altria’s subsidiaries paid approximately $4.7 billion and $4.5 billion for the years ended December 31, 2021 and 2020, respectively, in connection with the State Settlement Agreements and FDA user fees. As previously stated, the payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including volume, operating income, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results.
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of December 31, 2021, PM USA had posted appeal bonds totaling $50 million, which have been collateralized with restricted cash that is included in assets on the consolidated balance sheet.
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
Other Long-Term Liabilities - Altria had $1.5 billion of accrued postretirement health care costs on its consolidated balance sheet at December 31, 2021 and estimates approximately $100 million of annual payments. In addition, Altria has accrued pension obligations, substantially all of which are funded from plan assets. For further information on Altria’s postretirement health care and pension obligations, see Note 16. Altria is unable to estimate the timing of payments of other long-term liabilities (accrued postemployment costs, income taxes and tax contingencies, and other accruals) included on its consolidated balance sheet at December 31, 2021.
Equity and Dividends
As discussed in Note 11. Stock Plans to the consolidated financial statements in Item 8, during 2021 Altria granted an aggregate of 1.1 million restricted stock units and 0.2 million performance stock units to eligible employees.
At December 31, 2021, the number of shares to be issued upon vesting of restricted stock units and performance stock units was not significant.
Dividends paid in 2021 and 2020 were approximately $6.4 billion and $6.3 billion, respectively, an increase of 2.5%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria in 2021 under its share repurchase program.
In the third quarter of 2021, the Board of Directors approved a 4.7% increase in the quarterly dividend rate to $0.90 per share of Altria common stock versus the previous rate of $0.86 per share. The current annualized dividend rate is $3.60 per share. Altria maintains its long-term objective of a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. Future dividend payments remain subject to the discretion of the Board.
For a discussion of Altria’s share repurchase programs, see Note 10 and Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Form 10-K.
Financial Review
Cash Provided by/Used in Operating Activities
During 2021, net cash provided by operating activities was $8.4 billion, essentially unchanged from 2020 as higher net revenues, net of excise taxes, in the smokeable products and oral tobacco products segments were mostly offset by higher settlement and income tax payments.
Altria had a working capital deficit at December 31, 2021 and 2020. Altria’s management believes that Altria has the ability to fund working capital deficits with cash provided by operating activities and borrowings through its access to the credit markets.
Cash Provided by/Used in Investing Activities
During 2021, net cash provided by investing activities was $1.2 billion compared with net cash used in investing activities of $0.1 billion during 2020. This change was due primarily to proceeds from the Ste. Michelle Transaction, higher proceeds from finance asset sales and lower capital expenditures.
Capital expenditures for 2021 decreased 26.8% to $169 million. Capital expenditures were lower due primarily to the timing of projects and the sale of the wine business. Capital expenditures for 2022 are expected to be in the range of $200 million to $250 million, and are expected to be funded from operating cash flows.
Cash Provided by/Used in Financing Activities
During 2021, net cash used in financing activities was $10.0 billion compared with $5.4 billion during 2020. This increase was due primarily to the following:
▪repayment of $5.0 billion of Altria senior unsecured notes in connection with the 2021 debt tender offers and redemption and payments of $0.6 billion for the premiums and fees in connection with the debt tender offers described above and in Note 9;
▪proceeds of $2.0 billion from the issuance of long-term senior unsecured notes in 2020;
▪repayment of $1.5 billion in full of Altria senior unsecured notes at scheduled maturity in May 2021;
▪repurchases of common stock in 2021; and
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
Summarized Balance Sheets
(in millions of dollars)

	December 31, 2021
	Parent	Guarantor
Assets
Due from Non-Guarantor Subsidiaries	$25	$240
Other current assets	4,635	874
Total current assets	$4,660	$1,114

Due from Non-Guarantor Subsidiaries	$4,790	$—
Other assets	11,195	1,764
Total non-current assets	$15,985	$1,764

Liabilities
Due to Non-Guarantor Subsidiaries	$1,179	$778
Other current liabilities	3,339	4,452
Total current liabilities	$4,518	$5,230

Total non-current liabilities	$28,865	$979

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Year Ended December 31, 2021
	Parent (1)	Guarantor
Net revenues	$—	$21,848
Gross profit	—	11,064
Net earnings (losses)	(5,812)	7,256
(1) For the year ended December 31, 2021, net earnings (losses) includes $231 million of intercompany interest income from non-guarantor subsidiaries.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The fair value of Altria’s long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting from changes in market interest rates. The following table provides the fair value of Altria’s long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates at December 31:

(in billions)	2021	2020
Fair value	$30.5	$34.7
Decrease in fair value from a 1% increase in market interest rates	2.7	2.7
Increase in fair value from a 1% decrease in market interest rates	3.2	3.1
Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”), or a fallback benchmark rate determined based on prevailing market convention, plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s and S&P. The applicable percentage based on Altria’s long-term senior unsecured debt ratings at December 31, 2021 for borrowings under the Credit Agreement was 1.0%. At December 31, 2021 and 2020, Altria had no borrowings under the Credit Agreement.

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
The following table provides (i) fair values of the Fixed-price Preemptive Rights and Cronos warrants and (ii) the change in fair value based on a 10% increase or decrease in the quoted market price of Cronos shares at December 31:

	2021	2020	2021	2020
(in millions)	Fixed-price Preemptive Rights		Cronos Warrant
Fair values	$1	$24	$14	$139
Change in fair value based on a 10% increase/decrease in the quoted market price of Cronos shares	—	6	5	28

Item 8. Financial Statements and Supplementary Data.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions of dollars)
________________________

at December 31,	2021	2020
Assets
Cash and cash equivalents	$4,544	$4,945
Receivables	47	137
Inventories:
Leaf tobacco	744	844
Other raw materials	166	200
Work in process	23	502
Finished product	261	420
	1,194	1,966
Other current assets	298	69
Total current assets	6,083	7,117

Property, plant and equipment, at cost:
Land and land improvements	123	348
Buildings and building equipment	1,422	1,480
Machinery and equipment	2,652	3,010
Construction in progress	235	312
	4,432	5,150
Less accumulated depreciation	2,879	3,138
	1,553	2,012

Goodwill	5,177	5,177
Other intangible assets, net	12,306	12,615
Investments in equity securities ($1,720 million and $1,868 million at December 31, 2021 and 2020, respectively, measured at fair value)	13,481	19,529
Other assets	923	964
Total Assets	$39,523	$47,414

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
____________________________________________

at December 31,	2021	2020
Liabilities
Current portion of long-term debt	$1,105	$1,500
Accounts payable	449	380
Accrued liabilities:
Marketing	664	523
Settlement charges	3,349	3,564
Other	1,365	1,494
Dividends payable	1,647	1,602
Total current liabilities	8,579	9,063

Long-term debt	26,939	27,971
Deferred income taxes	3,692	4,532
Accrued pension costs	200	551
Accrued postretirement health care costs	1,436	1,951
Other liabilities	283	381
Total liabilities	41,129	44,449
Contingencies (Note 18)
Redeemable noncontrolling interest	—	40
Stockholders’ Equity (Deficit)
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,857	5,910
Earnings reinvested in the business	30,664	34,679
Accumulated other comprehensive losses	(3,056)	(4,341)
Cost of repurchased stock (982,785,699 shares at December 31, 2021 and 947,542,152 shares at December 31, 2020)	(36,006)	(34,344)
Total stockholders’ equity (deficit) attributable to Altria	(1,606)	2,839
Noncontrolling interests	—	86
Total stockholders’ equity (deficit)	(1,606)	2,925
Total Liabilities and Stockholders’ Equity (Deficit)	$39,523	$47,414

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Earnings (Losses)
(in millions of dollars, except per share data)
____________________________________

for the years ended December 31,	2021	2020	2019
Net revenues	$26,013	$26,153	$25,110
Cost of sales	7,119	7,818	7,085
Excise taxes on products	4,902	5,312	5,314
Gross profit	13,992	13,023	12,711
Marketing, administration and research costs	2,432	2,154	2,226
Asset impairment and exit costs	—	(4)	159
Operating income	11,560	10,873	10,326
Interest and other debt expense, net	1,162	1,209	1,280
Net periodic benefit income, excluding service cost	(202)	(77)	(37)
Loss on early extinguishment of debt	649	—	—
(Income) losses from equity investments	5,979	111	(1,725)
Impairment of JUUL equity securities	—	2,600	8,600
Loss on Cronos-related financial instruments	148	140	1,442
Earnings before income taxes	3,824	6,890	766
Provision for income taxes	1,349	2,436	2,064
Net earnings (losses)	2,475	4,454	(1,298)
Net losses attributable to noncontrolling interests	—	13	5
Net earnings (losses) attributable to Altria	$2,475	$4,467	$(1,293)
Per share data:
Basic and diluted earnings (losses) per share attributable to Altria	$1.34	$2.40	$(0.70)
See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings (Losses)
(in millions of dollars)
_______________________

for the years ended December 31,	2021	2020	2019
Net earnings (losses)	$2,475	$4,454	$(1,298)
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	808	(228)	(24)
ABI	426	(1,245)	(319)
Currency translation adjustments and other	51	(4)	26
Other comprehensive earnings (losses), net of deferred income taxes	1,285	(1,477)	(317)

Comprehensive earnings (losses)	3,760	2,977	(1,615)
Comprehensive losses attributable to noncontrolling interests	—	13	5
Comprehensive earnings (losses) attributable to Altria	$3,760	$2,990	$(1,610)

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions of dollars)
__________________

for the years ended December 31,	2021	2020	2019
Cash Provided by (Used in) Operating Activities
Net earnings (losses)	$2,475	$4,454	$(1,298)
Adjustments to reconcile net earnings (losses) to operating cash flows:
Depreciation and amortization	244	257	226
Deferred income tax benefit	(1,160)	(164)	(95)
(Income) losses from equity investments	5,979	111	(1,725)
Dividends from ABI	119	108	396
Loss on Cronos-related financial instruments	148	140	1,442
Impairment of JUUL equity securities	—	2,600	8,600
Loss on early extinguishment of debt	649	—	—
Cash effects of changes: (1)
Receivables	(18)	20	(8)
Inventories	57	2	42
Accounts payable	163	53	(79)
Income taxes	(149)	(29)	89
Accrued liabilities and other current assets	165	(15)	11
Accrued settlement charges	(215)	218	(108)
Pension plan contributions	(26)	(33)	(56)
Pension provisions and postretirement, net	(175)	(49)	(52)
Other, net (2)	149	712	452
Net cash provided by (used in) operating activities	8,405	8,385	7,837
Cash Provided by (Used in) Investing Activities
Capital expenditures	(169)	(231)	(246)
Acquisitions of businesses and assets	—	—	(421)
Investment in Cronos	—	—	(1,899)
Proceeds from the Ste. Michelle Transaction, net of cash transferred	1,176	—	—
Other, net	205	88	168
Net cash provided by (used in) investing activities	1,212	(143)	(2,398)
(1) 2021 amounts reflect changes from operations for Ste. Michelle prior to the Ste. Michelle Transaction.
(2) 2020 primarily reflects inventory-related amounts associated with the wine business strategic reset. For further discussion, see Note 5. Asset Impairment, Exit and Implementation Costs.
See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
__________________

	for the years ended December 31,	2021	2020	2019
	Cash Provided by (Used in) Financing Activities
	Proceeds from short-term borrowings	$—	$3,000	$—
	Repayment of short-term borrowings	—	(3,000)	(12,800)
	Long-term debt issued	5,472	1,993	16,265
	Long-term debt repaid	(6,542)	(1,000)	(1,144)
	Repurchases of common stock	(1,675)	—	(845)
	Dividends paid on common stock	(6,446)	(6,290)	(6,069)
	Premiums and fees related to early extinguishment of debt	(623)	—	—
	Other, net	(215)	(99)	(119)
	Net cash provided by (used in) financing activities	(10,029)	(5,396)	(4,712)
	Cash, cash equivalents and restricted cash:
	Increase (decrease)	(412)	2,846	727
	Balance at beginning of year	5,006	2,160	1,433
	Balance at end of year	$4,594	$5,006	$2,160
Cash paid:	Interest	$1,189	$1,246	$991
	Income taxes	$2,673	$2,616	$1,977

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on Altria’s consolidated balance sheets:

	at December 31,	2021	2020	2019
	Cash and cash equivalents	$4,544	$4,945	$2,117
	Restricted cash included in other current assets (1)	—	1	—
	Restricted cash included in other assets (1)	50	60	43
	Cash, cash equivalents and restricted cash	$4,594	$5,006	$2,160
(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 18. Contingencies.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(in millions of dollars, except per share data)
____________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2018	$935	$5,961	$43,962	$(2,547)	$(33,524)	$2	$14,789
Net earnings (losses) (1)	—	—	(1,293)	—	—	(7)	(1,300)
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(317)	—	—	(317)
Stock award activity	—	9	—	—	11	—	20
Cash dividends declared ($3.28 per share)	—	—	(6,130)	—	—	—	(6,130)
Repurchases of common stock	—	—	—	—	(845)	—	(845)
Other (2)	—	—	—	—	—	102	102
Balances, December 31, 2019	935	5,970	36,539	(2,864)	(34,358)	97	6,319
Net earnings (losses) (1)	—	—	4,467	—	—	(16)	4,451
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(1,477)	—	—	(1,477)
Stock award activity	—	13	—	—	14	—	27
Cash dividends declared ($3.40 per share)	—	—	(6,327)	—	—	—	(6,327)
Other (2)	—	(73)	—	—	—	5	(68)
Balances, December 31, 2020	935	5,910	34,679	(4,341)	(34,344)	86	2,925
Net earnings (losses) (1)	—	—	2,475	—	—	(4)	2,471
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	1,285	—	—	1,285
Stock award activity	—	24	—	—	13	—	37
Cash dividends declared ($3.52 per share)	—	—	(6,490)	—	—	—	(6,490)
Repurchases of common stock	—	—	—	—	(1,675)	—	(1,675)
Other (2)	—	(77)	—	—	—	(82)	(159)
Balances, December 31, 2021	$935	$5,857	$30,664	$(3,056)	$(36,006)	$—	$(1,606)
(1) Amounts attributable to noncontrolling interests for each of the years ended December 31, 2021, 2020 and 2019 exclude net earnings of $4 million, $3 million and $2 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the consolidated balance sheets.
(2) Includes the purchase of an 80% noncontrolling interest in Helix in 2019 and the remaining noncontrolling interest in Helix ROW and Helix in 2020 and 2021, respectively. For additional information, see Note 1. Background and Basis of Presentation.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_______________________________

Note 1. Background and Basis of Presentation
When used in these notes, the term “Altria” refers to Altria Group, Inc. and its subsidiaries, unless the context requires otherwise.
▪Background: At December 31, 2021, Altria’s wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco products (“MST”) and snus products; Helix Innovations LLC (“Helix”), which operates in the United States and Canada, and Helix Innovations GmbH and its subsidiaries (“Helix ROW”), which operate internationally in the rest-of-world, are engaged in the manufacture and sale of on! oral nicotine pouches; and Philip Morris Capital Corporation (“PMCC”), which maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria wholly owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria. Altria’s access to the operating cash flows of its wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2021, Altria’s significant wholly owned subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
In October 2021, UST sold its subsidiary, International Wine & Spirits Ltd. (“IWS”), which included Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), to an entity controlled by investment funds managed by Sycamore Partners Management, L.P. in an all-cash transaction with a net purchase price of approximately $1.2 billion and the assumption of certain liabilities of IWS and its subsidiaries (the “Ste. Michelle Transaction”).
In 2019, Helix acquired Burger Söhne Holding and its subsidiaries as well as certain affiliated companies that are engaged in the manufacture and sale of on! oral nicotine pouches. At closing, Altria owned an 80% interest in Helix, for which Altria paid $353 million. At December 31, 2021, Altria owned 100% of the global on! business as a result of transactions in December 2020 and April 2021 to purchase the remaining 20% interest in (i) Helix ROW and (ii) Helix, respectively. The total purchase price of the December 2020 and April 2021 transactions was approximately $250 million.
At December 31, 2021, Altria’s investments in equity securities consisted of Anheuser-Busch InBev SA/NV (“ABI”), Cronos Group Inc. (“Cronos”) and JUUL Labs, Inc. (“JUUL”). Altria accounts for its investments in ABI and Cronos under the equity method of accounting using a one-quarter lag. Altria accounts for its equity investment in JUUL under the fair value option.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. Significant estimates and assumptions include, among other things, pension and benefit plan assumptions, lives and valuation assumptions for goodwill and other intangible assets, impairment and fair value evaluations for equity investments, marketing programs and income taxes. Actual results could differ from those estimates.
Certain immaterial prior year amounts have been reclassified to conform with the current year’s presentation.
On January 1, 2021, Altria adopted Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). This guidance removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The adoption of ASU No. 2019-12 did not have a material impact on Altria’s consolidated financial statements.
Additionally, on January 1, 2021, Altria adopted ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU No. 2020-01”). This guidance provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The adoption of ASU No. 2020-01 did not have a material impact on Altria’s consolidated financial statements.

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
Altria conducts a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require Altria to perform an interim review. Altria has the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If necessary, Altria will perform a single step quantitative impairment test. Additionally, Altria has the option to unconditionally bypass the qualitative assessment and perform a single step quantitative assessment. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit, but is limited to the total amount of goodwill allocated to a reporting unit. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, which is determined using discounted cash flows, the intangible asset is considered impaired and is reduced to fair value in the period identified.
▪Derivative Financial Instruments: Altria enters into derivatives to mitigate the potential impact of certain market risks, including foreign currency exchange rate risk. Altria uses various types of derivative financial instruments, including forward contracts, options and swaps.
Derivative financial instruments are recorded at fair value on the consolidated balance sheets as either assets or liabilities. Derivative financial instruments that qualify for hedge accounting are designated as either fair value hedges, cash flow hedges or net investment hedges at the inception of the contracts. For fair value hedges, changes in the fair value of the derivative, as well as the offsetting changes in the fair value of the hedged item, are recorded in the consolidated statements of earnings (losses) each period. For cash flow hedges, changes in the fair value of the derivative are recorded each period in accumulated other comprehensive earnings (losses) and are reclassified to the consolidated statements of earnings (losses) in the same periods in which operating results are affected by the respective hedged item. For net investment hedges, changes in the fair value of the derivative or foreign currency transaction gains or losses on a nonderivative hedging instrument are recorded in accumulated other comprehensive earnings (losses) to offset the change in the value of the net investment being hedged. Such amounts remain in accumulated other comprehensive earnings (losses) until the complete or substantially complete liquidation of the underlying foreign operations occurs for investments in foreign entities accounted for under the equity method of accounting. Cash flows from hedging instruments are classified in the same manner as the respective hedged item in the consolidated statements of cash flows.
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
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Altria records a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Altria determines the realizability of deferred tax assets based on the weight of all available positive and negative evidence. In reaching this determination, Altria considers the character of the assets and the possible sources of taxable income of the appropriate character within the available carryback and carryforward periods available under the tax law.
Altria recognizes the financial statement benefit for uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Altria recognizes accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes in its consolidated statements of earnings (losses).
▪Inventories: The last-in, first-out (“LIFO”) method is used to determine the cost of substantially all tobacco inventories. The cost of the remaining inventories is determined using the first-in, first-out (“FIFO”) and average cost methods. Inventories that are measured using the LIFO method are stated at the lower of cost or market. Inventories that are measured using the FIFO and average cost methods are stated at the lower of cost and net realizable value. It is a generally recognized industry practice to classify leaf tobacco and wine inventories as current assets although part of such inventory, because of the duration of the curing and aging process, ordinarily would not be used within one year. The cost of approximately 81% and 59% of inventories at December 31, 2021 and 2020, respectively, was determined using the LIFO method. The increase in LIFO percentage was due to the Ste. Michelle Transaction (as Ste. Michelle accounted for its inventory using FIFO). The stated LIFO amounts of inventories were approximately $0.6 billion lower than the current cost of inventories at December 31, 2021 and 2020.
▪Investments in Equity Securities: Investments in equity securities in which Altria has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method of accounting or the fair value option. The election of the fair value option is irrevocable and is made on an investment by investment basis.
Altria elected to account for its investments in ABI and Cronos under the equity method of accounting. Altria’s share of equity (income) losses and other adjustments associated with these equity investments are included in (income) losses from equity investments in the consolidated statements of earnings (losses). The carrying value for each of Altria’s equity investments in ABI and Cronos is reported in investments in equity securities on the consolidated balance sheets. Equity method investments accounted for under the equity method of accounting are reported at cost and adjusted each period for Altria’s share of (income) losses and dividends paid, if any. Altria reports its share of ABI’s and Cronos’s results using a one-quarter lag because results are not available in time for Altria to record them in the concurrent period. Altria reviews its equity investments accounted for under the equity method of accounting for impairment by comparing the fair value of each of its investments to their carrying value. If the carrying value of an investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. The factors used to make this determination include the duration and magnitude of the fair value decline, the financial condition and near-term prospects of the investee, and Altria’s intent and ability to hold its investment until recovery.
Following Share Conversion (as defined in Note 6. Investments in Equity Securities) in the fourth quarter of 2020, Altria elected to account for its equity investment in JUUL under the fair value option. Under this option, any cash dividends received and any changes in the fair value of the equity investment in JUUL, which is calculated quarterly using level 3 fair value measurements, are included in (income) losses from equity investments in the consolidated statements of earnings (losses). The fair value of the equity investment in JUUL is included in investments in equity securities on the consolidated balance sheets at December 31, 2021 and 2020. Prior to Altria exercising its right to convert its non-voting shares to voting shares, Altria accounted for its investment in JUUL as an investment in an equity security. Since the JUUL shares did not have a readily determinable fair value, Altria elected to measure its investment in JUUL at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
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
Altria’s businesses define net revenues as revenues, which include excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns (also referred to as returned goods) and sales incentives. Altria’s businesses exclude from the transaction price sales taxes and value-added taxes imposed at the time of sale.
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
Payment terms vary depending on product type. Altria’s businesses consider payments received in advance of product shipment as deferred revenue, which is included in other accrued liabilities on Altria’s consolidated balance sheets until revenue is recognized. PM USA receives payment in advance of a customer obtaining control of the product. USSTC and Helix receive substantially all payments within one business day of the customer obtaining control of the product. Amounts due from customers are included in receivables on Altria’s consolidated balance sheets.

▪New Accounting Guidance Not Yet Adopted: The following table provides a description of issued accounting guidance applicable to, but not yet adopted by, Altria:

Standards	Description	Effective Date for Public Entity	Effect on Financial Statements
ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity	The guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Key provisions of the guidance include reducing the number of accounting models, simplifying the earnings per share calculations and expanding the disclosures related to convertible instruments.	The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021.	Altria’s adoption of this guidance is not expected to have a material impact on its consolidated financial statements and related disclosures.
ASU 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The guidance updates how an entity recognizes and measures contract assets and contract liabilities acquired in a business combination. Acquirers will now account for related revenue contracts in accordance with Topic 606 as if it had originated the contract.	The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.	Altria is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Note 3. Revenues from Contracts with Customers
Altria disaggregates net revenues based on product type. For further discussion, see Note 15. Segment Reporting.
In 2020, a majority of Altria’s businesses offered cash discounts to customers for prompt payment and calculated cash discounts as a percentage of the list price based on historical experience and agreed-upon payment terms. Beginning in the first quarter of 2021 for USSTC and in the third quarter of 2021 for PM USA, cash discounts were calculated as a flat rate per unit, based on agreed-upon payment terms. Altria’s businesses record receivables net of the cash discounts on Altria’s consolidated balance sheets.
Altria’s businesses that receive payments in advance of product shipment record such payments as deferred revenue. These payments are included in other accrued liabilities on Altria’s consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue was $287 million and $301 million at December 31, 2021 and 2020, respectively. When cash is received in advance of product shipment, Altria’s businesses satisfy their performance obligations within three days of receiving payment. At December 31, 2021 and 2020, there were no differences between amounts recorded as deferred revenue and amounts subsequently recognized as revenue.
Receivables were $47 million and $137 million at December 31, 2021 and 2020, respectively; the decrease was due primarily to the Ste. Michelle Transaction. At December 31, 2021 and 2020, there were no expected differences between amounts recorded and subsequently received, and Altria’s businesses did not record an allowance for doubtful accounts against these receivables.
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

Note 4. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, by segment were as follows at December 31:

	Goodwill		Other Intangible Assets, net
(in millions)	2021	2020	2021	2020
Smokeable products	$99	$99	$3,017	$3,044
Oral tobacco products	5,078	5,078	9,129	9,164
Wine	—	—	—	237
Other	—	—	160	170
Total	$5,177	$5,177	$12,306	$12,615
Other intangible assets consisted of the following at December 31:

	2021		2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,443	$—	$11,676	$—
Definite-lived intangible assets	1,260	397	1,275	336
Total other intangible assets	$12,703	$397	$12,951	$336
At December 31, 2021, substantially all of Altria’s indefinite-lived intangible assets consist of MST and snus trademarks ($8.8 billion) and cigar trademarks ($2.6 billion) from Altria’s 2009 acquisition of UST and 2007 acquisition of Middleton, respectively. Definite-lived intangible assets, which consist primarily of intellectual property, certain cigarette trademarks and customer relationships, are amortized over a weighted-average period of 20 years. Pre-tax amortization expense for definite-lived intangible assets during the years ended December 31, 2021, 2020 and 2019, was $72 million, $72 million and $44 million, respectively. Annual amortization expense for each of the next five years is estimated to be approximately $70 million, assuming no additional transactions occur that require the amortization of intangible assets.
The changes in goodwill and net carrying amount of intangible assets were as follows:

	2021		2020
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Balance at January 1	$5,177	$12,615	$5,177	$12,687
Changes due to:
Dispositions (1)	—	(237)	—	—
Amortization	—	(72)	—	(72)
Balance at December 31	$5,177	$12,306	$5,177	$12,615
(1) Dispositions related to the Ste. Michelle Transaction. See Note 1. Background and Basis of Presentation.
During 2021 and 2020, Altria’s annual impairment test of goodwill and indefinite-lived intangible assets resulted in no impairment charges.
During 2019, upon completion of Altria’s annual impairment testing of goodwill and other indefinite-lived intangible assets, Altria concluded that goodwill of $74 million in the wine segment was fully impaired as the wine reporting unit was impacted by a slowing growth rate in the premium wine category and higher inventories.
At December 31, 2021, there were no accumulated impairment losses related to goodwill as a result of the disposition of Ste. Michelle. At December 31, 2020, the accumulated impairment losses related to goodwill were $74 million.

Note 5. Asset Impairment, Exit and Implementation Costs
Pre-tax asset impairment, exit and implementation costs (income) consisted of the following:

(in millions)	Asset Impairment and Exit Costs		Implementation Costs			Total
For the year ended December 31,	2020	2019	2021	2020	2019 (1)	2021	2020	2019
Smokeable products	$2	$59	$—	$—	$33	$—	$2	$92
Oral tobacco products	(5)	9	—	—	5	—	(5)	14
Wine	—	76	1	411	—	1	411	76
All other	—	14	—	—	(10)	—	—	4
General corporate	(1)	1	—	—	—	—	(1)	1
Total	(4)	159	1	411	28	1	407	187
Plus amounts included in net periodic benefit (income) cost, excluding service cost (2)	—	29	—	—	—	—	—	29
Total	$(4)	$188	$1	$411	$28	$1	$407	$216
(1) Included in cost of sales ($2 million) and marketing, administration and research costs ($26 million) in Altria’s consolidated statement of earnings (losses).
(2) Represents settlement and curtailment costs. See Note 16. Benefit Plans.
Pre-tax implementation costs for 2021 and 2020, which were included in cost of sales in Altria’s consolidated statements of earnings (losses), were related to Ste. Michelle’s strategic reset, as discussed below.
Pre-tax asset impairment, exit and implementation costs for 2019 were primarily related to the cost reduction program discussed below, and the impairment of goodwill for the wine reporting unit. See Note 4. Goodwill and Other Intangible Assets, net.
▪Wine Business Strategic Reset: During the year ended December 31, 2020, Ste. Michelle recorded pre-tax implementation costs of $411 million associated with a strategic reset initiated in the first quarter of 2020 intended to maximize Ste. Michelle’s profitability and achieve improved long-term cash flow generation. Substantially all of the charges consisted of the following: (i) write-off of inventory ($292 million) as Ste. Michelle no longer believed that the benefit of the blending and production plans for its inventory outweighed inventory carrying cost given the reduced product volume demand; and (ii) estimated losses on future non-cancelable grape purchase commitments that Ste. Michelle believed no longer had a future economic benefit ($100 million).
▪Cost Reduction Program: In December 2018, Altria announced a cost reduction program that included workforce reductions and third-party spending reductions across the businesses. As a result of the cost reduction program, Altria recorded total pre-tax restructuring charges of $250 million, which included employee benefit-related curtailment and settlement costs. Of this amount, Altria recorded net pre-tax cost reversals of $4 million in 2020 and pre-tax charges of $133 million in 2019. The total charges, the majority of which resulted in cash expenditures, related primarily to employee separation costs of $198 million and other costs of $52 million. Cash payments of $11 million, $44 million and $136 million were made during the years ended December 31, 2021, 2020 and 2019, respectively, for total program cash payments of $191 million. The cash payments and pre-tax charges related to this cost reduction program are complete.

Note 6. Investments in Equity Securities
The carrying amount of Altria’s investments consisted of the following at December 31:

(in millions)	2021	2020
ABI	$11,144	$16,651
JUUL	1,705	1,705
Cronos (1)	632	1,173
Total	$13,481	$19,529
(1) Altria’s investment in Cronos at December 31, 2021 consisted of Altria’s equity method investment in Cronos ($617 million), the Cronos warrant ($14 million) and the Fixed-price Preemptive Rights ($1 million) (collectively, “Investment in Cronos”). The Investment in Cronos at December 31, 2020 consisted of Altria’s equity method investment in Cronos ($1,010 million), the Cronos warrant ($139 million) and the Fixed-price Preemptive Rights ($24 million). See below for further discussion.

(Income) losses from equity investments accounted for under the equity method of accounting and fair value option consisted of the following:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
ABI (1)	$5,564	$223	$(1,229)
Cronos (1)	415	(12)	(496)
(Income) losses from investments under equity method of accounting	5,979	211	(1,725)
JUUL	—	(100)	—
(Income) losses from equity investments	$5,979	$111	$(1,725)
(1) Includes Altria’s share of amounts recorded by its investees and additional adjustments, if required, related to (i) conversion from international financial reporting standards to GAAP and (ii) adjustments to Altria’s investment required under the equity method of accounting.
Investees’ summarized financial data for Altria’s equity investments was as follows:

	For Altria’s Year Ended December 31,
	2021 (1)		2020 (2)		2019 (3)
(in millions)	ABI	Other Investments	ABI	Other Investments	ABI	Other Investments
Net revenues	$52,864	$1,313	$48,294	$37	$54,187	$21
Gross profit	$30,653	$757	$28,438	$(31)	$33,735	$10
Earnings (losses) from continuing operations	$7,434	$(800)	$4,265	$99	$10,530	$1,117
Net earnings (losses)	$7,434	$(800)	$4,266	$98	$10,530	$1,117
Net earnings (losses) attributable to equity investments	$5,780	$(798)	$3,323	$100	$9,189	$1,117

	At September 30,
	2021 (1)		2020 (2)
(in millions)	ABI	Other Investments	ABI	Other Investments
Current assets	$21,593	$1,882	$28,672	$1,394
Long-term assets	$190,082	$1,049	$185,106	$525
Current liabilities	$33,540	$451	$34,884	$143
Long-term liabilities	$105,973	$2,277	$117,400	$12
Convertible Preferred Stock	$—	$715	$—	$—
Noncontrolling interests	$11,356	$(3)	$8,459	$(3)
(1) Reflects a one-quarter lag. Other Investments reflect summarized financial data of Cronos’s and JUUL’s results for Altria’s year ended December 31, 2021, which includes JUUL’s results for the period November 11, 2020 (the date of Share Conversion, defined below) through September 30, 2021.
(2) Reflects a one-quarter lag. Other Investments reflect summarized financial data of Cronos.
(3) Reflects a one-quarter lag. Other Investments reflect summarized financial data of Cronos’s results for Altria’s year ended December 31, 2019, which includes Cronos’s results for the period March 8, 2019 through September 30, 2019.
Investment in ABI
At December 31, 2021, Altria had an approximate 10.0% ownership interest in ABI, consisting of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. The Restricted Shares:
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
In October 2019, the fair value of Altria’s equity investment in ABI declined below its carrying value. At December 31, 2020, the fair value of Altria’s equity investment in ABI was $13.8 billion (carrying value of $16.7 billion), which was less than its carrying value by approximately 17%. In preparing its financial statements for the period ended December 31, 2020, Altria evaluated the factors related to the fair value decline, including the impact on the fair value of ABI’s shares during the COVID-19 pandemic, which negatively impacted ABI’s business. Altria evaluated the duration and magnitude of the fair value decline, ABI’s financial condition and near-term prospects and Altria’s intent and ability to hold its investment in ABI until recovery. Altria concluded that the decline in fair value of its equity investment in ABI below its carrying value at December 31, 2020 was temporary and, therefore, no impairment was recorded at that time.
Following the consideration of the same factors, Altria, in preparing its financial statements for the period ended September 30, 2021, concluded that the decline in fair value of its equity investment in ABI below its carrying value at September 30, 2021 was other than temporary. As a result, Altria recorded a non-cash, pre-tax impairment charge of $6.2 billion during the third quarter of 2021, which was recorded to (income) losses from equity investments in its consolidated statements of earnings (losses). This impairment charge reflects the difference between the fair value of Altria’s investment in ABI using ABI’s share price at September 30, 2021 and the carrying value of Altria’s equity investment in ABI at September 30, 2021. While Altria considers the impacts related to the COVID-19 pandemic that have negatively impacted ABI’s global business to be transitory, Altria determined, as of the third quarter of 2021, that the full recovery to carrying value would take longer than previously expected. This was evidenced by the resumption of declines in fair value during the third quarter of 2021, following positive share price momentum during the first half of 2021. At September 30, 2021, prior to recording the impairment charge, the fair value of Altria’s investment in ABI was below the carrying value by approximately 35%, which represented an additional 18% reduction in ABI’s share price since December 31, 2020. After recording the impairment charge, the fair value and carrying value of Altria’s equity investment in ABI at September 30, 2021 were $11.2 billion.
At December 31, 2021, the fair value of Altria’s equity investment in ABI was $11.9 billion (carrying value of $11.1 billion), which exceeded its carrying value by approximately 7%.
At December 31, 2021, the carrying value of Altria’s equity investment in ABI exceeded its share of ABI’s net assets attributable to equity holders of ABI by approximately $5.1 billion. Substantially all of this difference is comprised of goodwill and other indefinite-lived intangible assets (consisting primarily of trademarks).

Investment in JUUL
In December 2018, Altria made an investment in JUUL for $12.8 billion and received a 35% economic interest in JUUL through non-voting shares, which were convertible at Altria’s election into voting shares (“Share Conversion”), and a security convertible into additional non-voting or voting shares, as applicable, upon settlement or exercise of certain JUUL convertible securities (the “JUUL Transaction”). At December 31, 2021, Altria had a 35% ownership interest in JUUL, consisting of 42 million voting shares.
Altria received a broad preemptive right to purchase JUUL shares, exercisable each quarter upon dilution, to maintain its ownership percentage and is subject to a standstill restriction under which it may not acquire additional JUUL shares above its 35% interest. Furthermore, Altria agreed not to sell or transfer any of its JUUL shares until December 20, 2024.
As part of the JUUL Transaction, Altria and JUUL entered into a services agreement pursuant to which Altria agreed to provide JUUL with certain commercial services, as requested by JUUL, for an initial term of six years. In January 2020, Altria and JUUL amended certain JUUL Transaction agreements and entered into a new cooperation agreement. In conjunction with these amendments, the parties agreed that Altria would discontinue all services as of March 31, 2020 except regulatory affairs support for JUUL’s pursuit of its pre-market tobacco applications and/or its modified risk tobacco products applications.
Altria also agreed to non-competition obligations generally requiring that it participate in the e-vapor business only through JUUL. However, Altria has the option to be released from its non-compete obligation (i) in the event JUUL is prohibited by federal law from selling e-vapor products in the U.S. for a continuous period of at least 12 months (subject to tolling of this period in certain circumstances), (ii) if the carrying value of Altria’s investment in JUUL is not more than 10% of its initial carrying value of $12.8 billion or (iii) if Altria is no longer providing JUUL services as of December 20, 2024.

Additionally, with respect to certain litigation in which Altria and JUUL are both defendants against third-party plaintiffs, Altria will not pursue any claims against JUUL for indemnification or reimbursement except for any non-contractual claims for contribution or indemnity where a judgment has been entered against Altria and JUUL.
On April 1, 2020, the U.S. Federal Trade Commission (“FTC”) issued an administrative complaint challenging Altria’s investment in JUUL. For further discussion, see Note 18. Contingencies - Antitrust Litigation.
In November 2020, Altria exercised its rights to convert its non-voting JUUL shares into voting shares. Altria does not currently intend to exercise its additional governance rights obtained upon Share Conversion, including the right to elect directors to JUUL’s board, as described below, or to vote its JUUL shares other than as a passive investor, pending the outcome of the FTC administrative complaint.
If Altria chooses to exercise its governance rights, JUUL will:
▪restructure JUUL’s current seven-member board of directors to a nine-member board that will include independent board members. The new structure will include: (i) three independent directors (one of whom will be designated by Altria and two of whom will be designated by JUUL stockholders other than Altria) unanimously certified as independent by a nominating committee, which will include at least one Altria designee, (ii) two directors designated by Altria, (iii) three directors designated by JUUL stockholders other than Altria and (iv) the JUUL Chief Executive Officer; and
▪create a Litigation Oversight Committee, which will include two Altria designated directors (one of whom will chair the Litigation Oversight Committee); that will have oversight authority and review of litigation management for matters in which JUUL and Altria are co-defendants and have, or reasonably could have, a written joint defense agreement in effect between them. Subject to certain limitations, the Litigation Oversight Committee will recommend to JUUL changes to outside counsel and litigation strategy by majority vote, with disagreements by JUUL’s management being resolved by majority vote of JUUL’s board of directors.
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
The following table provides a reconciliation of the beginning and ending balance of Altria’s investment in JUUL, which is classified in Level 3 of the fair value hierarchy:

(in millions)	Investment Balance
Balance at December 31, 2019	$—
Transfers into Level 3 fair value	1,605
Unrealized gains (losses) included in (income) losses from equity investments	100
Balance at December 31, 2020	1,705
Unrealized gains (losses) included in (income) losses from equity investments	—
Balance at December 31, 2021	$1,705
Prior to Share Conversion, Altria accounted for its investment in JUUL as an investment in an equity security. Since the JUUL shares do not have a readily determinable fair value, Altria elected to measure its investment in JUUL at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There were no upward or downward adjustments to the carrying value of Altria’s investment in JUUL resulting from observable price changes in orderly transactions since the JUUL Transaction through the date of Share Conversion. In addition, prior to Share Conversion, Altria reviewed its investment in JUUL for impairment by performing a qualitative assessment of impairment indicators on a quarterly basis in connection with the preparation of its financial statements. If this qualitative assessment indicated that Altria’s investment in JUUL may be impaired, a quantitative assessment was performed. If the quantitative assessment indicated the estimated fair value of the investment was less than its carrying value, the investment was written down to its estimated fair value.
2021 Financial Activity
▪For the year ended December 31, 2021, Altria recorded no change in the estimated fair value of its investment in JUUL. During the year ended December 31, 2021, the estimated fair value was primarily impacted by Altria’s projections of lower JUUL revenues in the U.S. over time due to lower JUUL volume assumptions offset by (i) the effect of passage of time on the projected cash flows and (ii) a decrease in the discount rate due to change in market factors. The estimated fair value of Altria’s investment in JUUL was $1.7 billion at December 31, 2021 and 2020.

2020 Financial Activity
▪Altria recorded a non-cash pre-tax unrealized gain of $100 million for the fourth quarter and year ended December 31, 2020 as a result of an increase in the estimated fair value of its investment in JUUL. The increase in fair value was primarily driven by the effect of passage of time on the projected cash flows, as there were no material changes in the significant assumptions.
▪In September 2020, JUUL announced a strategic update, which included its plans for a significant global workforce reduction, its evaluation of its resource allocation and the possibility of exiting various international markets. As part of the preparation of Altria’s financial statements for the period ended September 30, 2020, Altria performed a qualitative assessment of impairment indicators for its investment in JUUL and determined that JUUL’s strategic update was an indicator of impairment at September 30, 2020, given the significant deterioration in JUUL’s business prospects.
Given the existence of this impairment indicator, Altria performed a quantitative valuation of its investment in JUUL during the third quarter of 2020 and recorded a non-cash, pre-tax impairment charge of $2.6 billion for the year ended December 31, 2020, reported as impairment of JUUL equity securities in its consolidated statements of earnings (losses). The impairment charge was driven by Altria’s projections of lower JUUL revenues over time due to lower pricing assumptions and delays in JUUL achieving previously forecasted operating margin performance. These drivers were the result of (i) JUUL’s revised international expansion plans and (ii) the evolving U.S. e-vapor category and associated competitive dynamics.
2019 Financial Activity
▪In 2019, Altria recorded total non-cash pre-tax impairment charges of $8.6 billion ($4.5 billion in the third quarter of 2019 and $4.1 billion in the fourth quarter of 2019) related to its investment in JUUL resulting in a $4.2 billion carrying value of its investment in JUUL at December 31, 2019.
▪In the third quarter of 2019, Altria performed a qualitative assessment for impairment indicators and concluded that impairment indicators existed. These indicators included significant adverse changes in both the e-vapor regulatory environment and the industry in which JUUL operates. While there was no single determinative event or factor, Altria considered in totality the following indicators of impairment: the increased likelihood of a United States Food and Drug Administration (“FDA”) compliance policy prohibiting the sale of certain flavored e-vapor products in the U.S. market without a pre-market authorization; various e-vapor bans put in place by certain states and cities in the U.S. and in certain international markets, coupled with the increased potential for additional bans in the future; and the impact of heightened adverse publicity, including news reports and public health advisories concerning vaping-related lung injuries and deaths. Altria determined that the third-quarter 2019 impairment charge was due primarily to lower e-vapor sales volume assumptions in the U.S. and international markets and a delay in achieving operating margin performance as compared to the assumptions at the time of the JUUL Transaction, which resulted in a non-cash pre-tax impairment charge of $4.5 billion.
▪In the fourth quarter of 2019, Altria determined that a significant increase in the number of legal cases pending against JUUL in the fourth quarter of 2019, which included a variety of class action lawsuits and personal injury claims, as well as cases brought by state attorneys general and local governments, resulted in an additional indicator of impairment. Altria determined that the fourth-quarter 2019 impairment charge resulted substantially from increased discount rates applied to future cash flow projections, due to the significant risk created by the increase in the number of legal cases pending against JUUL and the expectation that the number of legal cases against JUUL will continue to increase, which resulted in an additional non-cash pre-tax impairment charge of $4.1 billion.
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
In determining the estimated fair value of its investment in JUUL, in 2021, 2020 and 2019, Altria made various judgments, estimates and assumptions, the most significant of which were sales volume, operating margins, discount rates and perpetual growth rates. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy. Additionally, in determining these significant assumptions, Altria made judgments regarding the (i) likelihood and extent of various potential regulatory actions and the continued adverse public perception impacting the e-vapor category and specifically JUUL, (ii) risk created by the number and types of legal cases pending against JUUL, (iii) expectations for the future state of the e-vapor category including competitive dynamics and (iv) timing of international expansion plans.

Investment in Cronos
At December 31, 2021, Altria had a 41.8% ownership interest in Cronos, consisting of 156.6 million shares, which Altria accounts for under the equity method of accounting. Altria’s ownership percentage decreased from 43.5% at December 31, 2020 due to the issuance of additional shares by Cronos. Altria reports its share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for Altria to record them in the concurrent period.
In March 2019, Altria completed its acquisition of 149.8 million newly issued common shares of Cronos (“Acquired Common Shares”), which represented a 45% economic and voting interest. As part of its Investment in Cronos, at December 31, 2021, Altria also owned:
▪anti-dilution protections to purchase Cronos common shares, exercisable each quarter upon dilution, to maintain its ownership percentage. Certain of the anti-dilution protections provide Altria the ability to purchase additional Cronos common shares at a per share exercise price of Canadian dollar (“CAD”) $16.25 upon the occurrence of specified events (“Fixed-price Preemptive Rights”). Based on Altria’s assumptions as of December 31, 2021, Altria estimates the Fixed-price Preemptive Rights allows Altria to purchase up to an additional approximately 12 million common shares of Cronos; and
▪a warrant providing Altria the ability to purchase an additional approximate 10% of common shares of Cronos (approximately 83 million common shares at December 31, 2021) at a per share exercise price of CAD $19.00, which expires on March 8, 2023.
The total purchase price for the Acquired Common Shares, Fixed-price Preemptive Rights and warrant was CAD $2.4 billion (U.S. dollar (“USD”) $1.8 billion).
If exercised in full, the exercise prices for the warrant and Fixed-price Preemptive Rights are approximately CAD $1.6 billion and CAD $0.2 billion, respectively (approximately USD $1.3 billion and $0.2 billion, respectively, based on the CAD to USD exchange rate on January 24, 2022). At December 31, 2021, upon full exercise of the Fixed-price Preemptive Rights, to the extent such rights become available, and the warrant, Altria would own approximately 52% of the outstanding common shares of Cronos.
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
In September 2021, the fair value of Altria’s equity method investment in Cronos declined below its carrying value and has not recovered. Accounting guidance requires the evaluation of the following factors when determining if the decline in fair value is other than temporary: (i) the duration and magnitude of the fair value decline, (ii) the financial condition and near-term prospects of the investee and (iii) the investor’s intent and ability to hold its equity method investment until full recovery to its carrying value in the near-term. In preparing its financial statements for the year ended December 31, 2021, Altria evaluated these factors and determined that there is not sufficient evidence to conclude that the impairment is temporary. As a result, Altria recorded a non-cash, pre-tax impairment charge of $205 million for the year ended December 31, 2021, which was recorded to (income) losses from equity investments in its consolidated statement of earnings (losses). The impairment charge reflects the difference between the fair value of Altria’s equity method investment in Cronos using Cronos’s share price at December 31, 2021 and the carrying value of Altria’s equity method investment in Cronos at December 31, 2021. At December 31, 2021, prior to recording the impairment charge, the fair value of Altria’s equity method investment in Cronos was less than its carrying value by approximately 25%. After recording the impairment charge, the fair value and carrying value of Altria’s equity method investment in Cronos at December 31, 2021 were $617 million.
At December 31, 2021, Altria’s carrying value of its equity method investment in Cronos approximated its share of Cronos’s net assets attributable to equity holders of Cronos.

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
Altria’s investment in ABI, whose functional currency is the Euro, exposes Altria to foreign currency exchange risk on the carrying value of its investment. To manage this risk, Altria may designate certain foreign exchange contracts, including cross-currency swap contracts and forward contracts (collectively, “foreign currency contracts”), and Euro denominated unsecured long-term notes (“foreign currency denominated debt”) as net investment hedges of Altria’s investment in ABI.

In May 2021, all outstanding foreign currency contracts matured and, at December 31, 2021, Altria had no outstanding foreign currency contracts. When Altria has foreign currency contracts in effect, counterparties are domestic and international financial institutions. Under these contracts, Altria is exposed to potential losses due to non-performance by these counterparties. Altria manages its credit risk by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure Altria has with each counterparty and monitoring the financial condition of each counterparty. The counterparty agreements contain provisions that require Altria to maintain an investment grade credit rating. In the event Altria’s credit rating falls below investment grade, counterparties to Altria’s foreign currency contracts can require Altria to post collateral.
The following table provides (i) the aggregate notional amounts of foreign currency contracts and (ii) the aggregate carrying value and fair value of foreign currency denominated debt at December 31:

(in millions)	2021	2020
Foreign currency contracts (notional amounts)	$—	$1,066
Foreign currency denominated debt
Carrying value	4,817	5,171
Fair value	5,114	5,687
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
The following table provides the aggregate carrying value and fair value of Altria’s total long-term debt at December 31:

(in millions)	2021	2020
Carrying value	$28,044	$29,471
Fair value	30,459	34,682
Altria’s estimate of the fair value of its total long-term debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy.
The Fixed-price Preemptive Rights and Cronos warrant, which are further discussed in Note 6. Investments in Equity Securities, are derivative financial instruments, which are required to be recorded at fair value. The fair values of the Fixed-price Preemptive Rights and Cronos warrant are estimated using Black-Scholes option-pricing models, adjusted for observable inputs (which are classified in Level 1 of the fair value hierarchy), including share price, and unobservable inputs, including probability factors and weighting of expected life, volatility levels and risk-free interest rates (which are classified in Level 3 of the fair value hierarchy) based on the following assumptions at December 31:

	2021	2020	2021	2020
	Fixed-price Preemptive Rights		Cronos Warrant
Share price (1)	C$4.98	C$8.84	C$4.98	C$8.84
Expected life (2)	0.59 year	1.05 years	1.18 years	2.18 years
Expected volatility (3)	79.64%	80.68%	79.64%	80.68%
Risk-free interest rate (4)(5)	0.43%	0.13%	0.80%	0.21%
Expected dividend yield (6)	—%	—%	—%	—%
(1) Based on the closing market price for Cronos common stock on the Toronto Stock Exchange on the date indicated.
(2) Based on the weighted-average expected life of the Fixed-price Preemptive Rights (with a range from approximately 0.25 year to 4 years at December 31, 2021 and 0.25 year to 5 years at December 31, 2020) and the March 8, 2023 expiration date of the Cronos warrant.
(3) Based on a blend of historical volatility of the underlying equity security and implied volatility from traded options on the underlying equity security at December 31, 2021. Based on a blend of historical volatility levels of the underlying equity security and peer companies at December 31, 2020.
(4) Based on the implied yield currently available on Canadian Treasury zero coupon issues (with a range from approximately 0.16% to 1.14% at December 31, 2021 and 0.06% to 0.39% at December 31, 2020) weighted for the remaining expected life of the Fixed-price Preemptive Rights.
(5) Based on the implied yield currently available on Canadian Treasury zero coupon issues and the expected life of the Cronos warrant.
(6) Based on Cronos’s expected dividend payments.

The following table provides a reconciliation of the beginning and ending balance of the Fixed-price Preemptive Rights and Cronos warrant (which are classified in Level 3 of the fair value hierarchy):

(in millions)
Balance at December 31, 2019	$303
Pre-tax losses recognized in net earnings (losses)	(140)
Balance at December 31, 2020	163
Pre-tax losses recognized in net earnings (losses)	(148)
Balance at December 31, 2021	$15
Altria elects to record the gross assets and liabilities of derivative financial instruments executed with the same counterparty on its consolidated balance sheets. The fair values of Altria’s derivative financial instruments on a gross basis included on the consolidated balance sheets were as follows at December 31:

	Fair Value of Assets			Fair Value of Liabilities
(in millions)	Balance Sheet Classification	2021	2020	Balance Sheet Classification	2021	2020
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$—	Other accrued liabilities	$—	$87
Foreign currency contracts	Other assets	—	—	Other liabilities	—	—
Total		$—	$—		$—	$87

Derivatives not designated as hedging instruments:
Cronos warrant	Investments in equity securities	$14	$139
Fixed-price Preemptive Rights	Investments in equity securities	1	24
Total		$15	$163

Total derivatives		$15	$163		$—	$87
Altria records in its consolidated statements of earnings (losses) any changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant as gains or losses on Cronos-related financial instruments in the periods in which the changes occur. Altria recorded non-cash, pre-tax unrealized losses, representing the changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant, as follows:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Fixed-price Preemptive Rights	$23	$45	$434
Cronos warrant	125	95	977
Total	$148	$140	$1,411
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

Net Investment Hedging
The pre-tax effects of Altria’s net investment hedges on accumulated other comprehensive losses and the consolidated statements of earnings (losses) were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Losses			(Gain) Loss Recognized in Net Earnings (Losses)
	For the Years Ended December 31,
(in millions)	2021	2020	2019	2021	2020	2019
Foreign currency contracts	$(16)	$79	$(23)	$(7)	$(40)	$(36)
Foreign currency denominated debt	(359)	424	(35)	—	—	—
Total	$(375)	$503	$(58)	$(7)	$(40)	$(36)
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

Note 8. Short-Term Borrowings and Borrowing Arrangements
At December 31, 2021 and 2020, Altria had no short-term borrowings.
Altria has a senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”) that provides for borrowings up to an aggregate principal amount of $3.0 billion. In August 2021, Altria entered into an extension and amendment to the Credit Agreement that extended the maturity date of the Credit Agreement from August 1, 2023 to August 1, 2024 and amended the Credit Agreement to update certain provisions regarding a successor interest rate to the London Interbank Offered Rate (“LIBOR”) and made certain other market updates. All other terms and conditions of the Credit Agreement remain in full force and effect. The Credit Agreement, which is used for general corporate purposes, includes an additional option, subject to certain conditions, for Altria to extend the expiration date for an additional one-year period.
At December 31, 2021 and 2020, the Credit Agreement had available borrowings up to an aggregate principal amount of $3.0 billion.
Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on LIBOR, or a fallback benchmark rate determined based on prevailing market convention, plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”). The applicable percentage based on Altria’s long-term senior unsecured debt ratings at December 31, 2021 for borrowings under the Credit Agreement was 1.0%. The Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral.
The Credit Agreement includes various covenants, one of which requires Altria to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At December 31, 2021, the ratio of consolidated EBITDA to Consolidated Interest Expense, calculated in accordance with the Credit Agreement, was 10.3 to 1.0. At December 31, 2021, Altria was in compliance with its covenants in the Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the Credit Agreement, include certain adjustments.
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
In February 2019, Altria repaid short-term borrowings of $12.8 billion outstanding under a term loan agreement. The term loan agreement, which was entered into in connection with Altria’s investments in JUUL and Cronos, was set to mature in December 2019, and was repaid using the net proceeds from the issuance of long-term senior unsecured notes. Upon repayment, the term loan agreement terminated, and Altria recorded approximately $95 million of pre-tax acquisition-related costs for the write-off of the debt issuance costs related to the term loan agreement, which were recorded in interest and other debt expense, net in Altria’s consolidated statement of earnings (losses).
Any commercial paper issued by Altria and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 9. Long-Term Debt.

Note 9. Long-Term Debt
Altria’s long-term debt consisted of the following at December 31:

(in millions)	2021	2020
USD notes, 2.350% to 10.20%, interest payable semi-annually, due through 2061 (1)	$23,185	$24,258
USD debenture, 7.75%, interest payable semi-annually, due 2027	42	42
Euro notes, 1.000% to 3.125%, interest payable annually, due through 2031 (2)	4,817	5,171
	28,044	29,471
Less current portion of long-term debt	1,105	1,500
	$26,939	$27,971
(1) Weighted-average coupon interest rate of 4.4% and 4.6% at December 31, 2021 and 2020, respectively.
(2) Weighted-average coupon interest rate of 2.0% at December 31, 2021 and 2020.
At December 31, 2021, Altria’s outstanding long-term debt consisted of the following:

(in millions)
Type	Face Value	Interest Rate	Issuance	Maturity
USD notes	$1,105	2.850%	August 2012	August 2022
Euro notes	€1,250	1.000%	February 2019	February 2023
USD notes	$218	2.950%	May 2013	May 2023
USD notes	$776	4.000%	October 2013	January 2024
USD notes	$345	3.800%	February 2019	February 2024
USD notes	$750	2.350%	May 2020	May 2025
Euro notes	€750	1.700%	February 2019	June 2025
USD notes	$1,069	4.400%	February 2019	February 2026
USD notes	$500	2.625%	September 2016	September 2026
USD debenture	$42	7.750%	January 1997	January 2027
Euro notes	€1,000	2.200%	February 2019	June 2027
USD notes	$1,906	4.800%	February 2019	February 2029
USD notes	$750	3.400%	May 2020	May 2030
Euro notes	€1,250	3.125%	February 2019	June 2031
USD notes	$1,750	2.450%	February 2021	February 2032
USD notes	$177	9.950%	November 2008	November 2038
USD notes	$208	10.200%	February 2009	February 2039
USD notes	$2,000	5.800%	February 2019	February 2039
USD notes	$1,500	3.400%	February 2021	February 2041
USD notes	$900	4.250%	August 2012	August 2042
USD notes	$650	4.500%	May 2013	May 2043
USD notes	$1,800	5.375%	October 2013	January 2044
USD notes	$1,500	3.875%	September 2016	September 2046
USD notes	$2,500	5.950%	February 2019	February 2049
USD notes	$500	4.450%	May 2020	May 2050
USD notes	$1,250	3.700%	February 2021	February 2051
USD notes	$271	6.200%	February 2019	February 2059
USD notes	$1,000	4.000%	February 2021	February 2061

At December 31, 2021, aggregate maturities of Altria’s long-term debt were as follows:

(in millions)		Aggregate Maturities
2022		$1,105
2023		1,639
2024		1,121
2025		1,603
2026		1,569
Thereafter		21,262
		28,299
Less:	debt issuance costs	163
	debt discounts	92
		$28,044
At December 31, 2021 and 2020, accrued interest on long-term debt of $429 million and $458 million, respectively, was included in other accrued liabilities on Altria’s consolidated balance sheets.
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
The Notes are Altria’s senior unsecured obligations and rank equally in right of payment with all of Altria’s existing and future senior unsecured indebtedness. Upon the occurrence of both (i) a change of control of Altria and (ii) the Notes ceasing to be rated investment grade by each of Moody’s, S&P and Fitch Ratings Inc. within a specified time period, Altria will be required to make an offer to purchase the Notes at a price equal to 101% of the aggregate principal amount of such Notes, plus accrued and unpaid interest to the date of repurchase as and to the extent set forth in the terms of the Notes.
In May 2021, Altria repaid in full its 4.75% senior unsecured notes in the aggregate principal amount of $1.5 billion at maturity.
▪Debt Tender Offers and Redemption: During the first quarter of 2021, Altria completed debt tender offers to purchase for cash certain of its long-term senior unsecured notes in an aggregate principal amount of $4,042 million. Details of the debt tender offers are as follows:

(in millions)	Principal Amount of Notes Purchased
2.850% Notes due 2022	$795
2.950% Notes due 2023	132
4.000% Notes due 2024	624
3.800% Notes due 2024	655
4.400% Notes due 2026	430
4.800% Notes due 2029	1,094
9.950% Notes due 2038	65
10.200% Notes due 2039	18
6.200% Notes due 2059	229
$4,042
During the first quarter of 2021, Altria also redeemed all of its outstanding 3.490% Notes due 2022 in an aggregate principal amount of $1.0 billion.

As a result of the debt tender offers and redemption, Altria recorded pre-tax losses on early extinguishment of debt as follows:

(in millions)	For the Year Ended December 31, 2021
Premiums and fees	$623
Write-off of unamortized debt discounts and debt issuance costs	26
Total	$649
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

Note 10. Capital Stock
At December 31, 2021, Altria had 12 billion shares of authorized common stock; issued, repurchased and outstanding shares of common stock were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, December 31, 2018	2,805,961,317	(931,903,722)	1,874,057,595
Stock award activity	—	427,276	427,276
Repurchases of common stock	—	(16,503,317)	(16,503,317)
Balances, December 31, 2019	2,805,961,317	(947,979,763)	1,857,981,554
Stock award activity	—	437,611	437,611
Balances, December 31, 2020	2,805,961,317	(947,542,152)	1,858,419,165
Stock award activity	—	412,569	412,569
Repurchases of common stock	—	(35,656,116)	(35,656,116)
Balances, December 31, 2021	2,805,961,317	(982,785,699)	1,823,175,618
At December 31, 2021, Altria had 27,585,919 shares of common stock reserved for stock-based awards under Altria’s stock plans.
At December 31, 2021, 10 million shares of serial preferred stock, $1.00 par value, were authorized; no shares of serial preferred stock have been issued.
▪Dividends: In the third quarter of 2021, Altria’s Board of Directors (the “Board of Directors” or “Board”) approved a 4.7% increase in the quarterly dividend rate to $0.90 per share of Altria common stock versus the previous rate of $0.86 per share. The current annualized dividend rate is $3.60 per share. Future dividend payments remain subject to the discretion of the Board.
▪Share Repurchases: In July 2019, the Board of Directors authorized a $1.0 billion share repurchase program (the “July 2019 share repurchase program”). In April 2020, the Board rescinded the $500 million remaining in this program as part of Altria’s efforts to enhance its liquidity position in response to the COVID-19 pandemic.
In January 2021, the Board authorized a new $2.0 billion share repurchase program that it expanded to $3.5 billion in October 2021 (as expanded, the “January 2021 share repurchase program”). At December 31, 2021, Altria had $1,825 million remaining in the January

2021 share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board.
Altria did not repurchase any shares in 2020. For the years ended December 31, 2021 and 2019, Altria’s total share repurchase activity was as follows:

	2021	2019
(in millions, except per share data)	January 2021 Share Repurchase Program	July 2019 Share Repurchase Program	January 2018 Share Repurchase Program (1)	Total
Total number of shares repurchased	35.7	10.1	6.4	16.5
Aggregate cost of shares repurchased	$1,675	$500	$345	$845
Average price per share of shares repurchased	$46.97	$49.29	$54.36	$51.24
(1) In January 2018, the Board of Directors authorized a $1.0 billion share repurchase program that it expanded to $2.0 billion in May 2018. The program was completed in June 2019.

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
Shares available to be granted under the 2020 Plan and the Directors Plan at December 31, 2021, were 23,459,288 and 703,256, respectively.
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
The fair value of the RSUs at the date of grant, net of estimated forfeitures, is amortized to expense ratably over the restriction period, which is generally three years. Altria recorded pre-tax compensation expense related to RSUs for the years ended December 31, 2021, 2020 and 2019 of $34 million, $31 million and $28 million, respectively. The deferred tax benefit recorded related to this compensation expense was $9 million, $8 million and $7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The unamortized compensation expense related to RSUs was $59 million at December 31, 2021 and is expected to be recognized over a weighted-average period of approximately two years.
RSU activity was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2020	2,239,379	$51.76
Granted	1,069,531	$45.22
Vested	(424,217)	$69.04
Forfeited	(182,231)	$46.09
Balance at December 31, 2021	2,702,462	$46.84
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2021, 2020 and 2019 was $48 million, $49 million and $37 million, respectively, or $45.22, $42.59 and $52.03 per RSU, respectively. The total vesting date fair value of RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $19 million, $25 million and $30 million, respectively.
▪PSUs: Altria granted an aggregate of 229,494, 275,288 and 181,409 of PSUs during 2021, 2020 and 2019, respectively. The payout of the PSUs is based on the achievement of certain performance measures over the three-year performance period. For the 2021 and 2020 grants, these performance measures consist of Altria’s adjusted diluted earnings per share compounded annual growth rate and a cash conversion measure for Altria. Additionally, the payout resulting from the performance measures is then adjusted up or down by a total shareholder return (“TSR”) performance multiplier, which depends on Altria’s relative TSR to a predetermined peer group. For the 2019 grant, the performance measures consist of Altria’s adjusted diluted earnings per share compounded annual growth rate and Altria’s TSR relative to a predetermined peer group. PSUs are subject to forfeiture if certain employment conditions are not met. At December 31, 2021, Altria had 554,551 PSUs outstanding, with a weighted-average grant date fair value of $46.58 per PSU. The fair value of PSUs at the date of grant, net of estimated forfeitures, is amortized to expense over the performance period. Altria recorded pre-tax compensation expense related to PSUs for the years ended December 31, 2021, 2020 and 2019 of $6 million, $4 million and $4 million, respectively. The unamortized compensation expense related to PSUs was $12 million at December 31, 2021.

Note 12. Earnings (Losses) per Share
Basic and diluted earnings (losses) per share (“EPS”) were calculated using the following:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Net earnings (losses) attributable to Altria	$2,475	$4,467	$(1,293)
Less: Distributed and undistributed earnings attributable to share-based awards	(11)	(8)	(7)
Earnings (losses) for basic and diluted EPS	$2,464	$4,459	$(1,300)
Weighted-average shares for basic EPS	1,845	1,858	1,869
Plus: contingently issuable PSUs	—	1	—
Weighted-average shares for diluted EPS	1,845	1,859	1,869

Note 13. Other Comprehensive Earnings/Losses
The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria:

(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2018	$(2,168)	$(374)		$(5)	$(2,547)
Other comprehensive earnings (losses) before reclassifications	(204)	(367)		26	(545)
Deferred income taxes	51	75		—	126
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	(153)	(292)		26	(419)

Amounts reclassified to net earnings (losses)	173	(34)		—	139
Deferred income taxes	(44)	7		—	(37)
Amounts reclassified to net earnings (losses), net of deferred income taxes	129	(27)		—	102

Other comprehensive earnings (losses), net of deferred income taxes	(24)	(319)	(1)	26	(317)
Balances, December 31, 2019	(2,192)	(693)		21	(2,864)
Other comprehensive earnings (losses) before reclassifications	(454)	(1,613)		(4)	(2,071)
Deferred income taxes	115	352		—	467
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	(339)	(1,261)		(4)	(1,604)

Amounts reclassified to net earnings (losses)	148	21		—	169
Deferred income taxes	(37)	(5)		—	(42)
Amounts reclassified to net earnings (losses), net of deferred income taxes	111	16		—	127

Other comprehensive earnings (losses), net of deferred income taxes	(228)	(1,245)	(1)	(4)	(1,477)
Balances, December 31, 2020	(2,420)	(1,938)		17	(4,341)
Other comprehensive earnings (losses) before reclassifications	961	627		25	1,613
Deferred income taxes	(245)	(141)		—	(386)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	716	486		25	1,227

Amounts reclassified to net earnings (losses)	122	(76)		35	81
Deferred income taxes	(30)	16		(9)	(23)
Amounts reclassified to net earnings (losses), net of deferred income taxes	92	(60)		26	58

Other comprehensive earnings (losses), net of deferred income taxes	808	426	(1)	51	1,285
Balances, December 31, 2021	$(1,612)	$(1,512)		$68	$(3,056)
(1) Primarily reflects Altria’s share of ABI’s currency translation adjustments and the impact of Altria’s designated net investment hedges. For further discussion of designated net investment hedges, see Note 7. Financial Instruments.

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings (losses):

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Benefit Plans: (1)
Net loss	$163	$173	$200
Prior service cost/credit	(41)	(25)	(27)
	122	148	173
ABI (2)	(76)	21	(34)
Other (3)	35	—	—
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings (losses)	$81	$169	$139
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 16. Benefit Plans.
(2) Amounts are included in (income) losses from equity investments. For further information, see Note 6. Investments in Equity Securities.
(3) Amounts are included in marketing, administration and research costs and are related to the Ste. Michelle Transaction. For further details, see Note 16. Benefit Plans.

Note 14. Income Taxes
Earnings (losses) before income taxes and provision for income taxes consisted of the following:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Earnings (losses) before income taxes:
United States	$4,239	$6,842	$266
Outside United States	(415)	48	500
Total	$3,824	$6,890	$766
Provision (benefit) for income taxes:
Current:
Federal	$1,965	$2,025	$1,686
State and local	542	553	470
Outside United States	2	22	3
	2,509	2,600	2,159
Deferred:
Federal	(1,190)	(130)	(78)
State and local	30	(34)	(19)
Outside United States	—	—	2
	(1,160)	(164)	(95)
Total provision (benefit) for income taxes	$1,349	$2,436	$2,064
Altria’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal income tax statute of limitations remains open for the year 2016 and forward, with years 2017 through 2018 currently under examination by the Internal Revenue Service (“IRS”) as part of an audit conducted in the ordinary course of business. State statutes of limitations generally remain open for the year 2016 and forward. Certain of Altria’s state tax returns are currently under examination by various states as part of routine audits conducted in the ordinary course of business.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Balance at beginning of year	$74	$64	$85
Additions for tax positions of prior years	40	12	32
Reductions for tax positions due to lapse of statutes of limitations	(5)	—	—
Reductions for tax positions of prior years	(23)	(2)	(16)
Tax settlements	(33)	—	(37)
Balance at end of year	$53	$74	$64
Unrecognized tax benefits and Altria’s consolidated liability for tax contingencies were as follows at December 31:

(in millions)	2021	2020
Unrecognized tax benefits	$53	$74
Accrued interest and penalties	11	15
Tax credits and other indirect benefits	—	(1)
Liability for tax contingencies	$64	$88
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2021 was $31 million, along with $22 million affecting deferred taxes. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2020 was $47 million, along with $27 million affecting deferred taxes.
Altria recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision.
For the years ended December 31, 2021, 2020 and 2019, Altria recognized in its consolidated statements of earnings (losses) $(4) million, $4 million and $6 million, respectively, of gross interest (income) expense associated with uncertain tax positions.
Altria is subject to income taxation in many jurisdictions. Unrecognized tax benefits reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $17 million.
A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to earnings (losses) before income taxes is as follows:

	For the Years Ended December 31,
	2021		2020		2019
(dollars in millions)	$	%	$	%	$	%
U.S. federal statutory rate	$803	21.0%	$1,447	21.0%	$161	21.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax benefit	451	11.8	410	6.0	356	46.5
Tax basis in foreign investments	25	0.7	23	0.3	84	11.0
Uncertain tax positions	(25)	(0.7)	9	0.1	(40)	(5.2)
Investment in ABI	(31)	(0.8)	(16)	(0.2)	(210)	(27.4)
Investment in JUUL	7	0.2	537	7.8	1,808	236.0
Investment in Cronos	128	3.3	20	0.3	(66)	(8.6)
Other (1)	(9)	(0.2)	6	0.1	(29)	(3.8)
Effective tax rate	$1,349	35.3%	$2,436	35.4%	$2,064	269.5%
(1) Other in 2019 is primarily deferred profit sharing dividends tax benefit of $21 million and immaterial miscellaneous items.
The tax provision (benefit) in 2021 was impacted by the state tax treatment of the impairment charge on Altria’s equity investment in ABI. The tax provision (benefit) in 2021 also included net tax expense of $128 million related to Altria’s Investment in Cronos, including an addition to a valuation allowance on a deferred tax asset.
The tax provision (benefit) in 2020 included tax expense of $612 million for a valuation allowance on a deferred tax asset related to Altria’s impairment of its investment in JUUL in the third quarter of 2020, partially offset by a $24 million tax benefit reflecting the release of a portion of the valuation allowance related to a reduction of a deferred tax asset associated with an increase in the estimated fair value of JUUL in the fourth quarter of 2020.
The tax provision (benefit) in 2019 included tax expense of $2,024 million for a valuation allowance on a deferred tax asset related to Altria’s impairment of its investment in JUUL, tax expense of $84 million resulting from a partial reversal of the tax basis benefit associated with the deemed repatriation tax recorded in 2017 and tax expense of $38 million for a valuation allowance against foreign tax credits not realizable. These amounts were partially offset by a tax benefit of $105 million for amended tax returns and audit adjustments relating to prior years, a tax benefit of $100 million for accruals no longer required and a net tax benefit of $79 million related to Altria’s Investment in Cronos, including a valuation allowance release on a deferred tax asset.
The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31:

(in millions)	2021	2020
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$387	$524
Settlement charges	835	888
Accrued pension costs	—	148
Investment in JUUL	2,652	2,642
Investment in Cronos	403	128
Net operating losses and tax credit carryforwards	46	81
Total deferred income tax assets	4,323	4,411
Deferred income tax liabilities:
Property, plant and equipment	(216)	(273)
Intangible assets	(2,802)	(2,806)
Investment in ABI	(1,695)	(2,819)
Finance assets, net	(29)	(117)
Accrued pension costs	(55)	—
Other	(94)	(12)
Total deferred income tax liabilities	(4,891)	(6,027)
Valuation allowances	(3,097)	(2,817)
Net deferred income tax liabilities	$(3,665)	$(4,433)
At December 31, 2021, Altria had estimated gross state tax net operating losses of $272 million that, if unused, will expire in 2022 through 2038.
A reconciliation of the beginning and ending valuation allowances was as follows:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Balance at beginning of year	$2,817	$2,324	$71
Additions to valuation allowance related to Altria’s initial Investment in Cronos	—	—	352
Additions to valuation allowance charged to income tax expense	401	692	2,063
Reductions to valuation allowance credited to income tax benefit	(118)	(200)	(159)
Foreign currency translation	(3)	1	(3)
Balance at end of year	$3,097	$2,817	$2,324
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

The changes in valuation allowances during 2021 were primarily due to deferred tax assets recorded in connection with Altria’s Investment in Cronos. The cumulative valuation allowance at December 31, 2021 was primarily attributable to deferred tax assets recorded in connection with Altria’s investment in JUUL ($2,652 million) and its Investment in Cronos ($407 million).
The 2020 valuation allowance was primarily attributable to deferred tax assets recorded in connection with the impairments of Altria’s investment in JUUL ($2,610 million), and its Investment in Cronos ($121 million).
The 2019 valuation allowance was primarily attributable to the deferred tax asset recorded in connection with the impairment of Altria’s investment in JUUL. Altria recorded a full valuation allowance of $2,024 million against this deferred tax asset. For a discussion regarding the impairment of Altria’s investment in JUUL, see Note 6. Investments in Equity Securities.

Note 15. Segment Reporting
The products of Altria’s subsidiaries include smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA, and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; oral tobacco products, consisting of MST and snus products manufactured and sold by USSTC, and oral nicotine pouches manufactured and sold by Helix. The products and services of these subsidiaries constitute Altria’s reportable segments of smokeable products and oral tobacco products at December 31, 2021. The financial services and the innovative tobacco products businesses, which include the heated tobacco business and Helix ROW, are included in all other.
On October 1, 2021, UST sold IWS, which included Ste. Michelle, for a net purchase price of approximately $1.2 billion. Prior to October 1, 2021, wine produced and/or sold by Ste. Michelle was a reportable segment. For further discussion, see Note 1. Background and Basis of Presentation and Asset Impairment, Exit, Implementation, Acquisition and Disposition-Related Costs - Ste. Michelle Transaction below.
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

Segment data were as follows:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Net revenues:
Smokeable products	$22,866	$23,089	$21,996
Oral tobacco products	2,608	2,533	2,367
Wine	494	614	689
All other	45	(83)	58
Net revenues	$26,013	$26,153	$25,110
Earnings before income taxes:
OCI:
Smokeable products	$10,394	$9,985	$9,009
Oral tobacco products	1,659	1,718	1,580
Wine	21	(360)	(3)
All other	(97)	(172)	(16)
Amortization of intangibles	(72)	(72)	(44)
General corporate expenses	(345)	(227)	(199)
Corporate asset impairment and exit costs	—	1	(1)
Operating income	11,560	10,873	10,326
Interest and other debt expense, net	1,162	1,209	1,280
Loss on early extinguishment of debt	649	—	—
Net periodic benefit income, excluding service cost	(202)	(77)	(37)
(Income) losses from equity investments	5,979	111	(1,725)
Impairment of JUUL equity securities	—	2,600	8,600
Loss on Cronos-related financial instruments	148	140	1,442
Earnings before income taxes	$3,824	$6,890	$766
The smokeable products segment included net revenues of $21,877 million, $22,135 million and $21,158 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to cigarettes and net revenues of $989 million, $954 million and $838 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to cigars.
Substantially all of Altria’s net revenues are from sales generated in the United States for the years ended December 31, 2021, 2020 and 2019. PM USA, USSTC, Helix and Middleton’s customer, McLane Company, Inc., accounted for approximately 23%, 26% and 25% of Altria’s consolidated net revenues for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, Performance Food Group Company, which acquired Core-Mark Holding Company, Inc. in 2021, also accounted for approximately 23% of Altria’s consolidated net revenues for the year ended December 31, 2021. Core-Mark Holding Company, Inc. accounted for 17% and 15% of Altria’s consolidated net revenues for the years ended December 31, 2020 and 2019, respectively. Substantially all of these net revenues were reported in the smokeable products and oral tobacco products segments. No other customer accounted for more than 10% of Altria’s consolidated net revenues for the years ended December 31, 2021, 2020 and 2019.

Details of Altria’s depreciation expense and capital expenditures were as follows:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Depreciation expense:
Smokeable products	$80	$81	$88
Oral tobacco products	34	32	27
Wine	27	40	41
General corporate and other	31	32	26
Total depreciation expense	$172	$185	$182
Capital expenditures:
Smokeable products	$48	$49	$61
Oral tobacco products	43	67	44
Wine	12	31	63
General corporate and other	66	84	78
Total capital expenditures	$169	$231	$246
The comparability of OCI for the reportable segments and the all other category was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: Pre-tax (income) expense for NPM adjustment items was recorded to Altria’s consolidated statements of earnings (losses) as follows:

	For the Years Ended December 31,
(in millions)	2021	2020
Smokeable products segment	$(53)	$4
Interest and other debt expense, net	(23)	—
Total	$(76)	$4
NPM adjustment items result from the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation in Note 18. Contingencies). The amounts shown in the table above for the smokeable products segment were recorded as (reductions) increases to cost of sales, which (increased) decreased OCI in the smokeable products segment. No NPM adjustment items were recorded for 2019.
▪Tobacco and Health and Certain Other Litigation Items: Pre-tax charges related to tobacco and health and certain other litigation items were recorded in Altria’s consolidated statements of earnings (losses) as follows:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Smokeable products segment	$83	$79	$72
General corporate	90	—	—
Interest and other debt expense, net	9	4	5
Total	$182	$83	$77
The amounts shown in the table above for the smokeable products segment and general corporate were recorded in marketing, administration and research costs. For further discussion, see Note 18. Contingencies.
▪COVID-19 Special Items: Net pre-tax charges of $50 million ($41 million in the smokeable products segment and $9 million in the oral tobacco products segment) related to the COVID-19 pandemic were recorded in Altria’s consolidated statement of earnings (losses) for the year ended December 31, 2020. The net pre-tax charges, which were directly related to disruptions caused by or efforts to mitigate the impact of the COVID-19 pandemic, were all recorded in costs of sales and included premium pay, personal protective equipment and health screenings, which were partially offset by certain employment tax credits. The COVID-19 special items do not include the inventory-related implementation costs associated with the wine business strategic reset which are included in asset impairment, exit, implementation, acquisition and disposition-related costs. These implementation costs were due to increased inventory levels, which were further negatively impacted by the COVID-19 pandemic, including economic uncertainty and government restrictions.

▪Asset Impairment, Exit, Implementation, Acquisition and Disposition-Related Costs: For the years ended December 31, 2021, 2020 and 2019, Altria recorded pre-tax asset impairment, exit and implementation costs of $1 million, $407 million and $216 million, respectively. For a breakdown of asset impairment, exit and implementation costs by segment, see Note 5. Asset Impairment, Exit and Implementation Costs.
In addition, in 2021 the comparability of OCI was further impacted by the following disposition and acquisition-related costs:
Ste. Michelle Transaction: For the year ended December 31, 2021, net pre-tax disposition-related costs of $51 million were recorded in the wine segment, which consisted of a net pre-tax charge of $41 million to record the assets and liabilities associated with the Ste. Michelle Transaction at their fair value less costs to sell and $10 million of other disposition-related costs. The total net pre-tax charges of $51 million were recorded in marketing, administration and research costs in Altria’s consolidated statements of earnings (losses).
Acquisition-Related Costs: For the year ended December 31, 2021, Altria recorded pre-tax acquisition-related costs of $37 million in the oral tobacco products segment primarily for the settlement of an arbitration related to the 2019 on! transaction. These costs were included in marketing, administration and research costs in Altria’s consolidated statements of earnings (losses).
▪PMCC Residual Value Adjustments: For the year ended December 31, 2020, PMCC recorded pre-tax charges of $125 million (as a reduction to net revenues in the all other category) related to the decrease in unguaranteed residual values of certain leased assets. There were no such adjustments in 2021 or 2019.

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

▪Obligations and Funded Status: The benefit obligations, plan assets and funded status of Altria’s pension and postretirement plans were as follows at December 31:

	Pension			Postretirement
(in millions)	2021		2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$9,465		$8,659	$2,229	$2,091
Service cost	68		74	20	16
Interest cost	184		251	38	59
Benefits paid	(465)		(477)	(104)	(107)
Actuarial (gains) losses	(523)		970	(150)	169
Plan amendments	8		(12)	(345)	1
Divestiture	(193)	(1)	—	—	—
Benefit obligation at end of year	8,544		9,465	1,688	2,229
Change in plan assets:
Fair value of plan assets at beginning of year	8,911		8,167	201	213
Actual return on plan assets	466		1,188	21	21
Employer contributions	26		33	—	—
Benefits paid	(465)		(477)	(37)	(33)
Divestiture	(145)	(1)	—	—	—
Fair value of plan assets at end of year	8,793		8,911	185	201
Funded status at December 31	$249		$(554)	$(1,503)	$(2,028)
Amounts recognized on Altria’s consolidated balance sheets were as follows:
Other accrued liabilities	$(27)		$(23)	$(67)	$(77)
Accrued pension costs	(200)		(551)	—	—
Other assets	476		20	—	—
Accrued postretirement health care costs	—		—	(1,436)	(1,951)
	$249		$(554)	$(1,503)	$(2,028)
(1) Divestiture of benefit obligations and plan assets related to the Ste. Michelle Transaction. For further discussion, see Note 1. Background and Basis of Presentation.
The table above presents the projected benefit obligation for Altria’s pension plans. The accumulated benefit obligation, which represents benefits earned to date, for the pension plans was $8.2 billion and $9.1 billion at December 31, 2021 and 2020, respectively.
Actuarial (gains) losses for the years ended December 31, 2021 and 2020 for the pension and postretirement plans were due primarily to changes in the discount rate. Actuarial (gains) losses for the pension plans for the year ended December 31, 2021 were further impacted by changes to mortality rate assumptions.
Plan amendments for the postretirement plans for the year ended December 31, 2021 included several plan changes announced in June 2021 to Altria’s salaried retiree healthcare plans, primarily changing its post-age 65 coverage to a private medicare marketplace. These amendments triggered a plan remeasurement in June 2021, resulting in a reduction of $432 million (including discount rate impact and other changes) to the postretirement obligation in the second quarter of 2021 and a corresponding reduction to its accumulated other comprehensive losses.
For pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2021, the accumulated benefit obligation and fair value of plan assets were $176 million and $0 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2020, the accumulated benefit obligation and fair value of plan assets were $393 million and $149 million, respectively.
For pension plans with projected benefit obligations in excess of plan assets at December 31, 2021, the projected benefit obligation and fair value of plan assets were $227 million and $0 million, respectively. For pension plans with projected benefit obligations in excess of plan assets at December 31, 2020, the projected benefit obligation and fair value of plan assets were $9,324 million and $8,750 million, respectively.
At December 31, 2021 and 2020, the accumulated postretirement benefit obligations were in excess of plan assets for all postretirement plans.

The following assumptions were used to determine Altria’s pension and postretirement benefit obligations at December 31:

	Pension		Postretirement
	2021	2020	2021	2020
Discount rate	3.0%	2.7%	2.9%	2.6%
Rate of compensation increase - long-term	4.0	4.0	—	—
Health care cost trend rate assumed for next year	—	—	6.5	6.5
Ultimate trend rate	—	—	5.0	5.0
Year that the rate reaches the ultimate trend rate	—	—	2027	2027
▪Components of Net Periodic Benefit Cost (Income): Net periodic benefit cost (income) consisted of the following for the years ended December 31:

	Pension			Postretirement
(in millions)	2021	2020	2019	2021	2020	2019
Service cost	$68	$74	$70	$20	$16	$16
Interest cost	184	251	306	38	59	76
Expected return on plan assets	(522)	(502)	(576)	(14)	(14)	(15)
Amortization:
Net loss	131	134	159	22	10	5
Prior service cost (credit)	5	5	6	(46)	(30)	(30)
Settlement and curtailment	—	10	27	—	—	5
Net periodic benefit cost (income)	$(134)	$(28)	$(8)	$20	$41	$57
Settlement and curtailment shown in the table above for 2019 primarily relates to the cost reduction program discussed in Note 5. Asset Impairment, Exit and Implementation Costs.
The amounts included in settlement and curtailment in the table above were comprised of the following changes:

	Pension		Postretirement
(in millions)	2020	2019	2019
Benefit obligation	$—	$6	$10
Other comprehensive earnings/losses:
Net loss	10	20	—
Prior service cost (credit)	—	1	(5)
	$10	$27	$5
The following assumptions were used to determine Altria’s net periodic benefit cost for the years ended December 31:

	Pension			Postretirement
	2021	2020	2019	2021	2020	2019
Discount rates:
Service cost	3.1%	3.7%	4.6%	3.1%	3.6%	4.5%
Interest cost	2.0	3.0	4.0	2.0	3.0	4.0
Expected rate of return on plan assets	6.6	6.6	7.8	7.7	7.7	7.8
Rate of compensation increase - long-term	4.0	4.0	4.0	—	—	—
Health care cost trend rate	—	—	—	6.5	6.5	6.5
▪Defined Contribution Plans: Altria sponsors deferred profit-sharing plans covering certain salaried, non-union and union employees. Contributions and costs are determined generally as a percentage of earnings, as defined by the plans. Amounts charged to expense for these defined contribution plans totaled $90 million, $88 million and $78 million in 2021, 2020 and 2019, respectively.
▪Pension and Postretirement Plan Assets: In managing its pension assets, Altria implements a liability-driven investment framework that aligns plan assets with liabilities. In the fourth quarter of 2021, Altria adjusted its target asset allocation for the majority of its pension plan assets from an equity/fixed income allocation of 30%/70% to a target allocation of 20%/80%. The objective of this change is to further reduce the overall exposure to equity volatility and more closely align the values of plan assets with the liabilities. The target allocation between fixed income and growth assets balances pension liability hedging and asset growth in order to maintain the plan’s funded status and cover incremental service accruals and interest cost. Liability hedging is achieved through investing in rate-sensitive fixed income securities, primarily corporate bonds and U.S. Treasuries, while growth assets are comprised of publicly traded equity securities.
Altria’s investment strategy for its postretirement plan assets is aimed at maximizing the total asset return based on expectation that equity securities will outperform debt securities over the long term and reflects the maturity structure of the benefit obligation. The equity/fixed income target allocation for postretirement plan assets remains unchanged at 55%/45%.
Altria believes that it implements these investment strategies in a prudent and risk-controlled manner, consistent with the fiduciary requirements of the Employee Retirement Income Security Act of 1974, by investing retirement plan assets in a well-diversified mix of equities, fixed income and other securities.
The actual composition of Altria’s plan assets at December 31, 2021 was broadly characterized with the following allocation:

	Pension	Postretirement
Equity securities	31%	56%
Corporate bonds	53%	35%
U.S. Treasury and foreign government securities	16%	9%
Altria’s pension and postretirement plan asset performance is monitored on an ongoing basis to adjust the mix as necessary to achieve the target allocation.
Substantially all pension and all postretirement assets can be used to make monthly benefit payments.
Altria’s investment objective for its pension and postretirement plan assets is accomplished by investing in long-duration fixed income securities that primarily include U.S. corporate bonds of companies from diversified industries and U.S. Treasury securities that mirror Altria’s pension obligation benchmark, as well as U.S. and international equity index strategies that are intended to mirror broad market indices, including, the Standard & Poor’s 500 Index and Morgan Stanley Capital International (“MSCI”) Europe, Australasia, and the Far East (“EAFE”) Index. Altria’s pension and postretirement plans also invest in actively managed international equity securities of mid and small cap companies located in developed and emerging markets. For pension plan assets, the allocation to below investment grade securities represented approximately 16% of the fixed income holdings or approximately 11% of the total plan assets at December 31, 2021. The allocation to emerging markets represented less than 1% of total plan assets at December 31, 2021. For postretirement plan assets, the allocation to below investment grade securities represented approximately 8% of the fixed income holdings or approximately 3% of the total plan assets at December 31, 2021. There were no postretirement plan assets invested in emerging markets at December 31, 2021.
Altria’s risk management practices for its pension and postretirement plans include (i) ongoing monitoring of asset allocation, investment performance and investment managers’ compliance with their investment guidelines, (ii) periodic rebalancing between equity and debt asset classes and (iii) annual actuarial re-measurement of plan liabilities.
Altria’s expected rate of return on pension and postretirement plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. The forward-looking estimates are consistent with the long-term historical averages exhibited by returns on equity and fixed income securities. As a result of the target asset allocation change described above, Altria has reduced its expected rate of return assumption for determining its pension net periodic benefit cost (income) from 6.6% in 2021 to 6.1% in 2022. For determining its postretirement net periodic benefit cost (income), Altria’s 2022 expected rate of return assumption remains unchanged from prior year at 7.7%.

The fair values of the pension plan assets by asset category were as follows at December 31:

	2021			2020
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. and foreign government securities or their agencies:
U.S. government and agencies	$—	$1,147	$1,147	$—	$950	$950
U.S. municipal bonds	—	60	60	—	64	64
Foreign government and agencies	—	88	88	—	90	90
Corporate debt instruments:
Above investment grade	—	3,442	3,442	—	3,760	3,760
Below investment grade and no rating	—	1,032	1,032	—	868	868
Common stock:
International equities	373	—	373	316	—	316
U.S. equities	856	—	856	970	—	970
Other, net	52	237	289	21	356	377
	$1,281	$6,006	$7,287	$1,307	$6,088	$7,395
Investments measured at NAV as a practical expedient for fair value:
Collective investment funds
U.S. large cap			$873			$924
U.S. small cap			462			455
International developed markets			125			114
Total investments measured at NAV			$1,460			$1,493

Other			46			23
Fair value of plan assets, net			$8,793			$8,911
Level 3 holdings and transactions were immaterial to total plan assets at December 31, 2021 and 2020.
The fair value of the postretirement plan assets were as follows at December 31:

	2021			2020
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. and foreign government securities or their agencies:
U.S. government and agencies	$—	$5	$5	$—	$6	$6
Foreign government and agencies	—	3	3	—	4	4
Corporate debt instruments:
Above investment grade	—	55	55	—	55	55
Below investment grade and no rating	—	10	10	—	11	11
Other, net	—	—	—	—	7	7
	$—	$73	$73	$—	$83	$83
Investments measured at NAV as a practical expedient for fair value:
Collective investment funds:
U.S. large cap			$84			$97
International developed markets			25			25
Total investments measured at NAV			$109			$122

Other			3			(4)
Fair value of plan assets, net			$185			$201
There were no Level 3 postretirement plan holdings or transactions during 2021 and 2020.

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
Cash Flows: Altria makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under IRS regulations. Currently, Altria anticipates making employer contributions to its pension and postretirement plans of up to approximately $30 million for each in 2022. However, the foregoing estimates of 2022 contributions to the pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates, as well as asset performance significantly above or below the assumed long-term rate of return for each respective plan.
Estimated future benefit payments at December 31, 2021 were as follows:

(in millions)	Pension	Postretirement
2022	$499	$107
2023	477	103
2024	476	99
2025	479	96
2026	478	95
2027-2031	2,387	472
Comprehensive Earnings/Losses
The amounts recorded in accumulated other comprehensive losses at December 31, 2021 consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net loss	$(2,093)	$(362)	$(32)	$(2,487)
Prior service (cost) credit	(30)	340	(5)	305
Deferred income taxes	549	12	9	570
Amounts recorded in accumulated other comprehensive losses	$(1,574)	$(10)	$(28)	$(1,612)
The amounts recorded in accumulated other comprehensive losses at December 31, 2020 consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net loss	$(2,689)	$(541)	$(44)	$(3,274)
Prior service (cost) credit	(27)	41	(5)	9
Deferred income taxes	702	132	11	845
Amounts recorded in accumulated other comprehensive losses	$(2,014)	$(368)	$(38)	$(2,420)

The movements in other comprehensive earnings/losses during the year ended December 31, 2021 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings (losses) as components of net periodic benefit cost:
Amortization:
Net loss	$131	$22	$10	$163
Prior service cost/credit	5	(46)	—	(41)
Other expense (income):
Net loss	—	—	—	—
Prior service cost/credit	—	—	—	—
Deferred income taxes	(35)	7	(2)	(30)
	$101	$(17)	$8	$92
Other movements during the year:
Net loss	$465	$157	$2	$624
Prior service cost/credit	(8)	345	—	337
Deferred income taxes	(118)	(127)	—	(245)
	$339	$375	$2	$716
Total movements in other comprehensive earnings/losses	$440	$358	$10	$808
The movements in other comprehensive earnings/losses during the year ended December 31, 2020 were as follows:

(in millions)	Pension	Post-retirement	Post-employment	Total
Amounts reclassified to net earnings (losses) as components of net periodic benefit cost:
Amortization:
Net loss	$134	$10	$19	$163
Prior service cost/credit	5	(30)	—	(25)
Other expense (income):
Net loss	10	—	—	10
Prior service cost/credit	—	—	—	—
Deferred income taxes	(37)	5	(5)	(37)
	$112	$(15)	$14	$111
Other movements during the year:
Net loss	$(268)	$(162)	$(18)	$(448)
Prior service cost/credit	(5)	(1)	—	(6)
Deferred income taxes	69	41	5	115
	$(204)	$(122)	$(13)	$(339)
Total movements in other comprehensive earnings/losses	$(92)	$(137)	$1	$(228)

The movements in other comprehensive earnings/losses during the year ended December 31, 2019 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings (losses) as components of net periodic benefit cost:
Amortization:
Net loss	$159	$5	$20	$184
Prior service cost/credit	6	(30)	1	(23)
Other expense (income):
Net loss	20	—	(4)	16
Prior service cost/credit	1	(5)	—	(4)
Deferred income taxes	(47)	7	(4)	(44)
	$139	$(23)	$13	$129
Other movements during the year:
Net loss	(153)	(67)	17	(203)
Prior service cost/credit	—	(1)	—	(1)
Deferred income taxes	38	18	(5)	51
	$(115)	$(50)	$12	$(153)
Total movements in other comprehensive earnings/losses	$24	$(73)	$25	$(24)

Note 17. Additional Information

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Research and development expense	$145	$131	$168
Interest and other debt expense, net:
Interest expense	$1,188	$1,223	$1,322
Interest income	(26)	(14)	(42)
	$1,162	$1,209	$1,280
The activity in the allowance for discounts and allowance for returned goods was as follows:

	For the Years Ended December 31,
(in millions)	2021		2020		2019
	Discounts	Returned Goods	Discounts	Returned Goods	Discounts	Returned Goods
Balance at beginning of year	$—	$40	$—	$32	$—	$32
Charged to costs and expenses	647	124	633	98	604	127
Deductions (1)	(647)	(114)	(633)	(90)	(604)	(127)
Balance at end of year	$—	$50	$—	$40	$—	$32
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

Judgments Paid and Provisions for Tobacco and Health (Including Engle Progeny Litigation) and Certain Other Litigation Items: The changes in Altria’s accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

(in millions)	2021	2020	2019
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$9	$14	$112
Pre-tax charges for:
Tobacco and health litigation	83	79	72
Agreement to resolve shareholder class action (1)	90	—	—
Related interest costs	9	4	5
Payments	(100)	(88)	(175)
Accrued liability for tobacco and health and certain other litigation items at end of period	$91	$9	$14
(1) See Shareholder Class Action and Shareholder Derivative Lawsuits below for a discussion of the shareholder class action case and related settlement.
The accrued liability for tobacco and health and certain other litigation items, including related interest costs, was included in accrued liabilities on Altria’s consolidated balance sheets. Pre-tax charges for tobacco and health and certain other litigation were included in marketing, administration and research costs on Altria’s consolidated statements of earnings (losses). Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria’s consolidated statements of earnings (losses).
After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $896 million and interest totaling approximately $227 million as of December 31, 2021. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $410 million and related interest totaling approximately $56 million.
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of December 31, 2021, PM USA has posted appeal bonds totaling approximately $50 million, which have been collateralized with restricted cash that are included in assets on the consolidated balance sheets.
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

The table below lists the number of certain tobacco-related cases pending in the U.S. against PM USA and/or Altria at December 31:

	2021	2020	2019
Individual Smoking and Health Cases (1)	176	148	104
Health Care Cost Recovery Actions (2)	1	1	1
E-vapor Cases (3)	3,296	1,563	101
Other Tobacco-Related Cases (4)	3	3	4
(1) Includes as of December 31, 2021, 18 cases filed in Illinois, 17 cases filed in New Mexico, 42 cases filed in Massachusetts and 67 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,471 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. Class members were prohibited from filing individual lawsuits after 2000 under the court-approved settlement.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) Includes as of December 31, 2021, 53 class action lawsuits, 2,795 individual lawsuits and 448 “third party” lawsuits relating to JUUL e-vapor products, which include school districts, state and local government, tribal and healthcare organization lawsuits. JUUL is an additional named defendant in each of these lawsuits. The 53 class action lawsuits include 28 cases in the Northern District of California (“Multidistrict Litigation” or “MDL”) involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons.
(4) Includes as of December 31, 2021, one inactive smoking and health case alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.
International Tobacco-Related Cases: As of January 24, 2022, (i) Altria is named as a defendant in three e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement (defined below) between Altria and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of January 24, 2022, three Engle progeny cases are set for trial through March 31, 2022. In addition, there are no individual smoking and health cases against PM USA set for trial during this period. Trial dates are subject to change and many of the trials were postponed due to the COVID-19 pandemic; however, the courts are reopening and additional trials may be scheduled for the remainder of 2022.
Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 70 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 45 of the 70 cases. These 45 cases were tried in Alaska (1), California (7), Connecticut (1), Florida (10), Louisiana (1), Massachusetts (5), Mississippi (1), Missouri (4), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2).
Of the 25 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 20 have reached final resolution, and two cases (Gentile and Principe) that were initially returned in favor of plaintiffs were reversed post-trial and remain pending.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of January 24, 2022.
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

Principe: In February 2020, a jury in a Florida state court returned a verdict in favor of plaintiff and against PM USA, awarding approximately $11 million in compensatory damages. There was no claim for punitive damages. PM USA appealed the trial court verdict to the Third District Court of Appeal and, in September 2021, the appellate court reversed the trial court’s decision and found in favor of PM USA. In November 2021, plaintiff moved for a rehearing before the Third District Court of Appeal.
Greene: In September 2019, a jury in a Massachusetts state court returned a verdict in favor of plaintiffs and against PM USA, awarding approximately $10 million in compensatory damages. In May 2020, the court ruled on plaintiffs’ remaining claim and trebled the compensatory damages award to approximately $30 million. In February 2021, the trial court awarded plaintiffs attorneys’ fees and costs in the amount of approximately $2.3 million. In July 2021, following denial of PM USA’s post-trial motions, PM USA appealed the judgment to the Appeals Court of Massachusetts.
Laramie: In August 2019, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA, awarding $11 million in compensatory damages and $10 million in punitive damages. PM USA appealed and, in February 2021, the Massachusetts Supreme Judicial Court asserted jurisdiction over the appeal. In September 2021, the Massachusetts Supreme Judicial Court affirmed the trial court award of $21 million in compensatory and punitive damages. PM USA recorded a pre-tax provision of approximately $27.1 million in the third quarter of 2021 and paid $30.3 million (including the judgment and interest) in December 2021.
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of January 24, 2022, approximately 969 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 1,172 state court plaintiffs. Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the 2015 federal Engle agreement resolved nearly all Engle progeny cases pending in federal court, as of January 24, 2022, two cases were pending against PM USA in federal court representing the cases excluded from that agreement.
Engle Progeny Trial Results: As of January 24, 2022, 137 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Seventy-six verdicts were returned in favor of plaintiffs and seven verdicts (Skolnick, Calloway, Oshinsky-Blacker, McCoy, Mahfuz, Neff and Frogel) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending.
Fifty-four verdicts were returned in favor of PM USA, of which 44 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of January 24, 2022. The jury in one case, Garcia, awarded plaintiff compensatory damages and found plaintiff was entitled to punitive damages; however, the court declared a mistrial in the second phase of the trial regarding punitive damages because the jury was unable to determine the amount of the punitive damages. Four verdicts (Pearson, D. Cohen, Collar and Chacon) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case decided to award plaintiffs damages. One case, Pollari, resulted in a verdict in favor of PM USA following a retrial of an initial verdict returned in favor of plaintiff. Plaintiff and defendants appealed the verdict and the appellate court affirmed the judgment in favor of the defendants. Three cases, Gloger, Rintoul (Caprio) and Duignan, resulted in verdicts in favor of plaintiffs following retrial of initial verdicts returned in favor of plaintiffs. Post-trial appeals are pending in those three cases. Two cases, Freeman and Harris, resulted in an appellate reversal of a jury verdict in favor of plaintiff, and a judgment in favor of PM USA.
The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of January 24, 2022 but where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated. The second chart lists cases that have concluded within the previous 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings. As of January 24, 2022, there are no Engle progeny cases where PM USA has recorded a provision in its consolidated financial statements because PM USA has not determined for any currently pending case that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.
References below to “R.J. Reynolds,” “Lorillard” and “Liggett Group” are to R.J. Reynolds Tobacco Company, Lorillard Tobacco Company and Liggett Group, LLC, respectively.
Currently Pending Engle Cases with Verdicts Against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Appeal Status
Lipp	September 2021	PM USA	Miami-Dade	$15 million	$28 million	Appeal by defendant to Third District Court of Appeal pending.
Garcia	May 2021	PM USA	Miami-Dade	$6 million	Mistrial	Appeals by plaintiff and defendant to Third District Court of Appeal pending.
Duignan	February 2020 (2)	PM USA and R.J. Reynolds	Pinellas	$3 million	$12 million	Appeal by defendants to Second District Court of Appeal pending.
Cuddihee	January 2020	PM USA	Duval	$3 million	$0	Appeal by defendant to First District Court of Appeal pending.
Rintoul (Caprio)	November 2019 (2)	PM USA and R.J. Reynolds	Broward	$9 million	$74 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Gloger	November 2019 (2)	PM USA and R.J. Reynolds	Miami-Dade	$15 million	$11 million	Appeal by defendants to Third District Court of Appeal pending.
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	$0	New trial ordered on punitive damages.
Neff	March 2019	PM USA and R.J. Reynolds	Broward	$4 million	$2 million	Fourth District Court of Appeal reversed the judgment against defendants and remanded for a new trial. Plaintiff’s petition for review to the Florida Supreme Court pending.
Mahfuz	February 2019	PM USA and R.J. Reynolds	Broward	$12 million	$10 million	Fourth District Court of Appeal reversed the judgment against defendants and remanded for a new trial. Plaintiff’s petition for review to the Florida Supreme Court pending.
Holliman	February 2019	PM USA	Miami-Dade	$3 million	$0	Appeal by defendant to Third District Court of Appeal pending.
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Third District Court of Appeal affirmed the compensatory damages award. PM USA petitioned Florida Supreme Court for review. Case stayed pending Florida Supreme Court decision in Prentice.(3)

(1) PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.
(2) Plaintiff’s verdict following a retrial of an initial verdict in favor of plaintiff.
(3) PM USA is not a defendant in Prentice. Prentice is discussed below in Engle Progeny Appellate Issues.

Currently Pending Engle Cases with Verdicts Against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Appeal Status
Kaplan	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$2 million	Fourth District Court of Appeal affirmed the verdict and reaffirmed the verdict on rehearing. Defendants’ petition for review to the Florida Supreme Court pending.
R. Douglas	November 2017	PM USA	Duval	<$1 million	$0	Awaiting entry of final judgment by the trial court.
Sommers	April 2017	PM USA	Miami-Dade	$1 million	$0
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
(3) PM USA is not a defendant in Prentice. Prentice is discussed below in Engle Progeny Appellate Issues.
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
(1) In six cases in which PM USA paid the judgments more than a year ago, Naugle, Gore, M. Brown, Jordan, Theis and Landi, plaintiffs were awarded approximately $8 million, $2 million, $8 million, $4 million, $1 million and $3 million in fees and costs, respectively. PM USA has appealed in all of these cases, except Theis and Landi. In M. Brown, in March 2021 the Florida First District Court of Appeals affirmed the fee award and reversed the pre-judgment interest award and, in April 2021, PM USA paid $8.2 million in satisfaction of the fee award and post-judgment interest. In Jordan, in January 2022, the Florida First District Court of Appeals affirmed the fee award. In Theis, PM USA paid $1 million in satisfaction of fees and costs in May 2021 and, in Landi, PM USA paid approximately $1.5 million in satisfaction of fees, costs and interest in July 2021 (R.J. Reynolds paid approximately $1.5 million of the approximately $3 million award).
Engle Progeny Appellate Issues: Appellate decisions in the following Engle progeny cases may have wide application to other Engle progeny cases:
In Mary Sheffield v. R.J. Reynolds Tobacco Company, an Engle progeny case against R.J. Reynolds only, the Florida Supreme Court resolved a conflict among Florida’s District Courts of Appeal finding that the 1999 amendments to Florida’s punitive damages statute (including its caps and bar on multiple punitive damages awards for the same course of conduct) apply in wrongful death cases where the decedent was injured prior to the October 1, 1999 effective date of the amendments but died from his or her injuries after such effective date.
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
As of January 24, 2022, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to Altria or its subsidiaries) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the U.S.). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
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
Although there have been some decisions to the contrary, most judicial decisions in the U.S. have dismissed all or most health care cost recovery claims against cigarette manufacturers. Nine federal circuit courts of appeals and eight state appellate courts, relying primarily on grounds that plaintiffs’ claims were too remote, have ordered or affirmed dismissals of health care cost recovery actions. The U.S. Supreme Court has refused to consider plaintiffs’ appeals from the cases decided by five federal circuit courts of appeal.
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
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain U.S. territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million; these quarterly payments are expected to end in 2024. For the years ended December 31, 2021, 2020 and 2019, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $4.3 billion, $4.4 billion and $4.2 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
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
Continuing NPM Adjustment Disputes with States That Have Not Settled.
▪2004 NPM Adjustment. The PMs and the 10 states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes for 2004 in a multi-state arbitration. Hearings for nine of the 10 states have concluded. In September 2021, the arbitration panels issued decisions finding that two states, Missouri and Washington, were not diligent in their enforcement of their escrow statutes in 2004 and, therefore, are subject to the NPM adjustment for 2004. The arbitration panels further found that the remaining seven states were diligent in their enforcement and, therefore, are not subject to the NPM adjustment for 2004. The hearing for one remaining state is currently scheduled for February 2022. The two states determined by the arbitration panel to be non-diligent have filed motions in applicable state courts and with the arbitration panels challenging these determinations and several issues remain to be resolved by the arbitration panels that will affect the final amount of the 2004 NPM adjustment PM USA and other PMs will receive. PM USA recorded $21 million as a reduction to cost of sales in the third quarter of 2021 for its estimate of the minimum amount of the 2004 NPM adjustment it will receive. PM USA estimates it is entitled to interest of approximately $23 million in connection with the 2004 NPM adjustment, which it recorded as interest income in the third quarter of 2021.
▪2005-2007 NPM Adjustments. The PMs and the 10 states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005-2007, for nine of the 10 states, and one year, 2005, for one state. As of January 24, 2022, no decisions have resulted from the arbitration.
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
In January 2021, PM USA and other PMs reached an agreement with several MSA states to waive the PMs’ claim under the most favored nation provision of the MSA in connection with a settlement between those MSA states and a non-participating manufacturer, S&M Brands, Inc. (“S&M Brands”), under which the states released certain claims against S&M Brands in exchange for receiving a portion of the funds S&M Brands deposited into escrow accounts in those states pursuant to the states’ escrow statutes. In consideration for waiving its most favored nation claim, PM USA received approximately $32 million from the escrow funds paid to those MSA states under their settlement with S&M Brands. These funds were received in January 2021 and were recorded in Altria’s consolidated statement of earnings for the first quarter of 2021 as a reduction to cost of sales.
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
E-vapor Product Litigation
As of January 24, 2022, Altria and/or its subsidiaries, including PM USA, are defendants in 53 class action lawsuits relating to JUUL e-vapor products. JUUL is an additional named defendant in each of these lawsuits. The theories of recovery include violation of RICO, fraud, failure to warn, design defect, negligence and unfair trade practices. Plaintiffs seek various remedies, including compensatory and punitive damages and an injunction prohibiting product sales. The 53 class action lawsuits include 28 cases involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons. Three of the class action lawsuits are pending in Canada.
Altria and/or its subsidiaries, including PM USA, also have been named as defendants in other lawsuits involving JUUL e-vapor products, including 2,851 individual lawsuits and 483 “third party” lawsuits, which include school districts, state and local governments and tribal and healthcare organization lawsuits. JUUL is an additional named defendant in each of these lawsuits.
The majority of the individual and class action lawsuits mentioned above were filed in federal court. In October 2019, the U.S. Judicial Panel on Multidistrict Litigation ordered the coordination or consolidation of these lawsuits in the U.S. District Court for the Northern District of California for pretrial purposes.
Altria and its subsidiaries filed motions to dismiss certain claims in the class action and school district cases, including the federal RICO claim. In October 2020, the U.S. District Court for the Northern District of California granted the motion to dismiss the RICO class action claim without prejudice. Although it otherwise denied the motion, the court found that plaintiffs had not sufficiently alleged standing or causation with respect to their claim under California law. The court also granted the motion to dismiss the RICO claim in the cases filed by various school districts, but denied the motion in all other respects. The court gave plaintiffs the opportunity to amend their complaints to attempt to cure the deficiencies the court identified and plaintiffs filed their amended complaints in November 2020. In January 2021, Altria and its subsidiaries filed a renewed motion to dismiss the RICO claim, which the court denied in April 2021. In July 2021, the court set dates for the first four cases to be tried in 2022, with the first case commencing in April 2022.
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
Three of the “third party” lawsuits noted above against Altria and/or its subsidiaries and JUUL, as an additional named defendant, were initiated, individually, by the attorneys general of Alaska, Hawaii and Minnesota alleging violations of state consumer protection and other similar laws. Altria filed motions to dismiss each of these three lawsuits and the motions were denied in the lawsuits from the attorneys general of Hawaii and Minnesota in May 2021 and June 2021, respectively. With respect to the lawsuit from the attorney general of Alaska, as of January 24, 2022, the court has yet to rule on the motion. JUUL is also named in other attorneys general lawsuits to which neither Altria nor any of its subsidiaries is currently named. JUUL settled two such lawsuits by agreeing to pay approximately $40 million in one case and $14.5 million in the second. In addition, in both cases, JUUL agreed to certain restrictions on its sales and marketing activities.
IQOS Litigation
In April 2020, RAI Strategic Holdings, Inc. and R.J. Reynolds Vapor Co., which are affiliates of R.J. Reynolds, filed a lawsuit against Altria, PM USA, Altria Client Services LLC, PMI and its affiliate, Philip Morris Products S.A., in the U.S. District Court for the Eastern District of Virginia. The lawsuit asserts claims of patent infringement based on the sale of the IQOS electronic device and HeatSticks in the United States. Plaintiffs seek various remedies, including preliminary and permanent injunctive relief, treble damages and attorneys’ fees. Altria and PMI have been dismissed from the lawsuit. In June 2020, the remaining defendants filed a motion to dismiss certain of plaintiffs’ claims and also filed counterclaims against the plaintiffs for infringement of various patents owned by the remaining defendants. The case was stayed in December 2020 due to the COVID-19 pandemic; however, the stay was lifted with respect to defendants’ counterclaims in February 2021. As of January 24, 2022, the court had not set a trial date.
Also in April 2020, a related patent infringement action was filed against the same defendants by the same plaintiffs, as well as R.J. Reynolds, with the United States International Trade Commission (“ITC”), but the remedies sought included a prohibition on the importation of the IQOS electronic device, HeatSticks and component parts into the United States and on the sale of any such products previously imported into the United States. No damages are recoverable in the proceedings before the ITC. In September 2021, the ITC issued a limited exclusion order barring the importation of the IQOS electronic device, HeatSticks and the infringing components into the United States and a cease and desist order barring domestic sales, marketing and distribution of these imported products. The orders became effective on November 29, 2021. Consequently, PM USA removed the IQOS electronic device and HeatSticks from the marketplace. In December 2021, defendants appealed the orders to the U.S. Court of Appeals for the Federal Circuit and, in January 2022, the court denied defendants’ motion to stay the orders pending the conclusion of the appeal.
An additional unrelated patent infringement case regarding the IQOS electronic device was filed in November 2020 in the U.S. District Court for the Northern District of Georgia against PM USA and Philip Morris Products S.A. seeking damages and equitable relief. In February 2021, defendants filed a motion to dismiss the lawsuit, which the court granted in July 2021. In December 2021, the U.S. District Court denied plaintiff’s motion to amend the complaint and plaintiff appealed this ruling to the U.S. Court of Appeals for the Federal Circuit.
Antitrust Litigation
In April 2020, the FTC issued an administrative complaint against Altria and JUUL alleging that Altria’s 35% investment in JUUL and the associated agreements constitute an unreasonable restraint of trade in violation of Section 1 of the Sherman Antitrust Act of 1890 (“Sherman Act”) and Section 5 of the Federal Trade Commission Act of 1914, and substantially lessened competition in violation of Section 7 of the Clayton Antitrust Act (“Clayton Act”). If the FTC’s challenge is successful, the FTC may order a broad range of remedies, including divestiture of Altria’s minority investment in JUUL, rescission of the transaction and all associated agreements, a requirement of FTC approval of future agreements related to the development, manufacture, distribution or sale of e-vapor products and prohibition against any officer or director of either Altria or JUUL serving on the other party’s board of directors or attending meetings of the other party’s board of directors. The administrative trial was held before an FTC administrative law judge in June 2021. The post-trial briefing was completed in October 2021. The administrative law judge’s decision is subject to review by the FTC on its own motion or at the request of any party. The FTC then issues its ruling, which may be appealed to any U.S. Court of Appeals.
Also as of January 24, 2022, 17 putative class action lawsuits have been filed against Altria and JUUL in the U.S. District Court for the Northern District of California. The lawsuits initially named, in addition to the two companies, certain senior executives and certain members of the board of directors of both companies as defendants; however, those individuals currently or formerly affiliated with Altria were later dismissed. In November 2020 these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, cite the FTC administrative complaint and allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Act and Section 7 of the Clayton Act and various state antitrust, consumer protection and unjust enrichment laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid, divestiture of Altria’s minority investment in JUUL and rescission of the transaction. Altria filed a motion to dismiss these lawsuits in January 2021. In August 2021, the U.S. District Court for the Northern District of California denied Altria’s motion to dismiss except with respect to plaintiffs’ claims for injunctive and equitable relief. However, plaintiffs were granted the opportunity to replead such claims by the trial court, which plaintiffs did in September 2021. In January 2022, the trial court ordered that the direct-purchaser plaintiffs’ claims be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement.
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
Shareholder Class Action and Shareholder Derivative Lawsuits
Shareholder Class Action: In October and December 2019, two purported Altria shareholders filed putative class action lawsuits against Altria, Howard A. Willard III, Altria’s former Chairman and Chief Executive Officer, and William F. Gifford, Jr., Altria’s former Vice Chairman and Chief Financial Officer and current Chief Executive Officer, in the U.S. District Court for the Eastern District of New York. In December 2019, the court consolidated the two lawsuits into a single proceeding. The consolidated lawsuit was subsequently transferred to the U.S. District Court for the Eastern District of Virginia. The lawsuit asserts claims under Sections 10(b) and 20(a) and under Rule 10b-5 of the Exchange Act. In April 2020, JUUL, its founders and some of its current and former executives were added to the lawsuit. The claims allege false and misleading statements and omissions relating to Altria’s investment in JUUL. Plaintiffs seek various remedies, including damages and attorneys’ fees. In July 2020, the defendants filed motions to dismiss plaintiffs’ claims, which the district court denied in March 2021. In the fourth quarter of 2021, plaintiffs and defendants agreed upon a class action settlement under which, among other things, (i) all claims asserted against Altria and the other named defendants are resolved without any liability or wrongdoing attributed to them personally or to Altria and (ii) Altria will pay the class an aggregate amount of $90 million, which amount includes attorneys’ fees. The class is defined to include persons and entities who purchased or otherwise acquired share of Altria between October 25, 2018 through April 2, 2020, subject to certain exclusions. The trial court preliminarily approved the settlement in December 2021; however, the settlement is subject to final approval by the trial court and other customary conditions. Altria recorded pre-tax provisions totaling $90 million in 2021 and, in January 2022, paid $90 million to plaintiffs’ escrow account.
Federal Shareholder Derivative Lawsuits: In August 2020, two purported Altria shareholders filed separate derivative lawsuits in the U.S. District Court for the Northern District of California on behalf of themselves and Altria, against Mr. Willard, Mr. Gifford, JUUL and certain of its executives and officers. These derivative lawsuits relate to Altria’s investment in JUUL, and assert claims of breach of fiduciary duty by the Altria defendants and aiding and abetting in that alleged breach of fiduciary duty by the remaining defendants. In March 2021, the U.S. District Court for the Northern District of California granted defendants’ motion to transfer both lawsuits to the U.S. District Court for the Eastern District of Virginia. Three additional federal derivative lawsuits were filed in October 2020, January 2021 and March 2021, respectively, in the U.S. District Court for the Eastern District of Virginia against Mr. Willard, Mr. Gifford, Mr. Crosthwaite, certain members of Altria’s Board of Directors, JUUL, its founders and some of its current and former executives. These suits assert various claims, including breach of fiduciary duty, unjust enrichment, waste of corporate assets and violations of certain federal securities laws. The remedies sought in these lawsuits include damages, disgorgement of profits, reformation of Altria’s corporate governance and internal procedures, and attorneys’ fees. In April 2021, the court consolidated the five cases pending in the Eastern District of Virginia into a single case.
State Shareholder Derivative Lawsuits: Six derivative lawsuits have been filed in Virginia state courts against Mr. Willard, Mr. Gifford, Mr. Crosthwaite (Altria’s former Chief Growth Officer and JUUL’s current Chief Executive Officer), certain members of Altria’s Board of Directors, JUUL, its founders and some of its current and former executives. The lawsuits were filed in September 2020, May 2021, June 2021, July 2021, August 2021 and August 2021, respectively. The lawsuits assert various claims, including breach of fiduciary duty, and seek remedies similar to those sought by plaintiffs in the cases pending in federal court in the Eastern District of Virginia. In July 2021 and September 2021, the court consolidated the first four of these state derivative cases into a single consolidated case.
Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of January 24, 2022, two “Lights/Ultra Lights” class actions are pending in U.S. state court. Neither case is active.
As of January 24, 2022, one smoking and health case alleging personal injury or seeking court-supervised programs or ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of January 24, 2022, there is no case pending against UST and/or its tobacco subsidiaries.
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
Guarantees and Other Similar Matters
In the ordinary course of business, certain subsidiaries of Altria have agreed to indemnify a limited number of third parties in the event of future litigation. At December 31, 2021, Altria and certain of its subsidiaries (i) had $48 million of unused letters of credit obtained in the ordinary course of business and (ii) were contingently liable for guarantees related to their own performance, including $19 million for surety bonds recorded on its consolidated balance sheet. In addition, from time to time, subsidiaries of Altria issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.
Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of Altria’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria does not have a related liability recorded on its consolidated balance sheet at December 31, 2021 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the IQOS patent litigation discussed above under IQOS Litigation, excluding the patent infringement case filed with the U.S. District Court for the Northern District of Georgia.
PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under its $3.0 billion Credit Agreement and amounts outstanding under its commercial paper program. For further discussion, see Note 9. Long-Term Debt.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Altria Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Altria Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of earnings (losses), comprehensive earnings (losses), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Tobacco and Health Litigation Provisions and Disclosures
As described in Note 18 to the consolidated financial statements, legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against the Company as well as its respective indemnitees and investees. The Company records provisions in the consolidated financial statements for pending litigation when management determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The Company’s most significant category of legal proceedings is tobacco and health litigation. The Company’s accrued liability for tobacco and health litigation was $1 million as of December 31, 2021. While it is reasonably possible that an unfavorable outcome in a case may occur, except for those cases which have been accrued for: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco and health related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco and health related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.
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
JUUL Labs, Inc. (“JUUL”) - Determination of the Fair Value of the Investment
As described in Notes 1, 2, and 6 to the consolidated financial statements, as of December 31, 2021, the Company accounts for its equity method investment in JUUL under the fair value option. The Company’s investment in JUUL was $1.7 billion as of December 31, 2021. Fair value is estimated by management using an income approach, which reflects the discounting of future cash flows for the U.S. and international markets of JUUL’s business. In determining the fair value of the Company’s investment in JUUL, management has made various judgments, estimates and assumptions, the most significant of which were sales volume, operating margins, discount rates and perpetual growth rates. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy. Additionally, management has made judgments regarding the: (i) likelihood and extent of various potential regulatory actions and the continued adverse public perception impacting the e-vapor category and specifically JUUL, (ii) risk created by the number and types of legal cases pending against JUUL, (iii) expectations for the future state of the e-vapor category including competitive dynamics and (iv) timing of international expansion plans.
The principal considerations for our determination that performing procedures relating to the determination of the fair value of the investment in JUUL is a critical audit matter are the (i) significant judgment by management when determining the fair value of the investment in JUUL; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate management’s assessment of the risk created by the number and types of legal cases pending against JUUL, the timing of international expansion plans, the reasonableness of the range of scenarios that consider various potential regulatory and market outcomes and evaluating management’s significant assumptions related to sales volume, operating margins, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination of the fair value of the investment in JUUL, including controls over the significant judgments and assumptions related to sales volume, operating margins, discount rates, the risk created by the number and types of legal cases pending against JUUL and timing of international expansion plans. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of underlying data used in the income approach; (iv) evaluating management’s assessment of the risk created by the number and types of legal cases pending against JUUL; (v) evaluating the reasonableness of the range of scenarios that consider various potential regulatory and market outcomes; (vi) evaluating the reasonableness of the timing of international expansion plans; and (vii) evaluating the reasonableness of the significant assumptions used by management related to sales volume, operating margins, and discount rates.

Evaluating management’s assumptions related to sales volume and operating margins involved evaluating whether the judgments and assumptions used by management were reasonable considering (i) the current and past performance of the investee; (ii) the consistency with external market and industry data; and (iii) evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the Company’s income approach and (ii) the discount rate assumptions.
Impairment Assessment - Investment in Anheuser-Busch InBev SA/NV (“ABI”)
As described in Notes 1, 2, and 6 to the consolidated financial statements, as of December 31, 2021, the Company had an approximate 10.0% ownership interest in ABI with a carrying value of $11.1 billion. Management reviews the Company’s equity investment in ABI, accounted for under the equity method of accounting, for impairment by comparing the fair value of the investment to its carrying value. If the carrying value of the investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. The factors used to make the determination regarding temporary impairment include the duration and magnitude of the fair value decline, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold its investment in ABI until recovery. Management concluded that the decline in fair value of its investment in ABI at September 30, 2021 was other than temporary. As a result, the Company recorded a pre-tax impairment charge of $6.2 billion during the third quarter of 2021.
The principal considerations for our determination that performing procedures relating to the impairment assessment for the investment in ABI is a critical audit matter are the significant judgment by management when determining whether the impairment represented a temporary or other than temporary impairment and the period in which to take the impairment charge; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assessment of the financial condition and near-term prospects of the investee, as well as the Company’s intent and ability to hold the investment in ABI until recovery.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment for the investment in ABI. These procedures also included, among others, evaluating management’s assessment that the loss in value was temporary or other than temporary, including the reasonableness of management’s assessment of the financial condition and near-term prospects of the investee, as well as the Company’s intent and ability to hold the investment in ABI until recovery. Evaluating the reasonableness of management’s assessment related to the financial condition and near-term prospects of the investee and the Company’s intent and ability to the hold the investment until recovery involved consideration of whether the factors in the assessment were consistent with (i) the current and past performance of the investee; (ii) external market and industry data; and (iii) evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Richmond, Virginia
January 27, 2022
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
Management assessed the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2021. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of Altria Group, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of Altria Group, Inc.’s Board of Directors.
Based on this assessment, management determined that, as of December 31, 2021, Altria Group, Inc. maintained effective internal control over financial reporting.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of Altria Group, Inc. included in this report, has audited the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2021, as stated in their report herein.

January 27, 2022

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
Item 9B. Other Information.
 None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
Part III
Except for the information relating to the executive officers set forth in Item 10, the information called for by Items 10-14 is hereby incorporated by reference to Altria’s definitive proxy statement for use in connection with its Annual Meeting of Shareholders to be held on May 19, 2022 that is expected to be filed with the SEC on or about April 7, 2022 (the “proxy statement”), and, except as indicated therein, made a part hereof.
Item 10. Directors, Executive Officers and Corporate Governance.
Refer to “Board and Governance Matters - Proposal 1 - Election of Directors” and “Board and Governance Matters - Board and Committee Governance” sections of the proxy statement.
Information about Our Executive Officers as of February 15, 2022:

Name	Office	Age
Jody L. Begley	Executive Vice President and Chief Operating Officer	50
Daniel J. Bryant	Vice President and Treasurer	52
Steven D’Ambrosia	Vice President and Controller	55
Murray R. Garnick	Executive Vice President and General Counsel	62
William F. Gifford, Jr.	Chief Executive Officer	51
Salvatore Mancuso	Executive Vice President and Chief Financial Officer	56
Heather A. Newman	Senior Vice President, Corporate Strategy	44
W. Hildebrandt Surgner, Jr.	Vice President, Corporate Secretary and Associate General Counsel	56
Charles N. Whitaker	Senior Vice President, Chief Human Resources Officer and Chief Compliance Officer	55
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
Item 11. Executive Compensation.
Refer to “Executive Compensation,” and “Board and Governance Matters - Director Compensation” sections of the proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under Altria’s equity compensation plans at December 31, 2021, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by shareholders (1)	3,423,375 (2)	$—	24,162,544 (3)
(1)The following plans have been approved by Altria shareholders and have shares referenced in column (a) or column (c): the 2015 Performance Incentive Plan, the 2020 Performance Incentive Plan and the 2015 Stock Compensation Plan for Non-Employee Directors.
(2)Represents 2,702,462 shares of restricted stock units and 720,913 shares that may be issued upon vesting of performance stock units if maximum performance measures are achieved.
(3)Includes 23,459,288 shares available under the 2020 Performance Incentive Plan and 703,256 shares available under the 2015 Stock Compensation Plan for Non-Employee Directors, and excludes shares reflected in column (a).
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
In accordance with Regulation S-X Rule 3-09, the audited financial statements of ABI for the year ended December 31, 2021 will be filed by amendment within six months after ABI’s year ended December 31, 2021.
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

4.8	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.

10.1	Comprehensive Settlement Agreement and Release related to settlement of Mississippi health care cost recovery action, dated as of October 17, 1997. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).

10.2	Settlement Agreement related to settlement of Florida health care cost recovery action, dated August 25, 1997. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on September 3, 1997 (File No. 1-08940).

10.3	Comprehensive Settlement Agreement and Release related to settlement of Texas health care cost recovery action, dated as of January 16, 1998. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 28, 1998 (File No. 1-08940).

10.4	Settlement Agreement and Stipulation for Entry of Judgment regarding the claims of the State of Minnesota, dated as of May 8, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-08940).

10.5	Settlement Agreement and Release regarding the claims of Blue Cross and Blue Shield of Minnesota, dated as of May 8, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-08940).

10.6	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order regarding the settlement of the Mississippi health care cost recovery action, dated as of July 2, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 1-08940).

10.7	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree regarding the settlement of the Texas health care cost recovery action, dated as of July 24, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 1-08940).

10.8	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree regarding the settlement of the Florida health care cost recovery action, dated as of September 11, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 1-08940).

10.9	Master Settlement Agreement relating to state health care cost recovery and other claims, dated as of November 23, 1998. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on November 25, 1998, as amended by Form 8-K/A filed on December 24, 1998 (File No. 1-08940).

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

10.19
Long-Term Disability Benefit Equalization Plan, effective as of January 1, 1989, as amended. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 1-08940).*

10.20
Deferred Fee Plan for Non-Employee Directors, as amended and restated effective October 28, 2015. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-08940).*

10.21
2015 Stock Compensation Plan for Non-Employee Directors, as amended and restated effective March 31, 2021. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 (File No. 1-08940).*

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

10.26
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

10.28
Form of Performance Stock Unit Agreement, dated as of February 26, 2019. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 1-08940).*

10.29	Form of Restricted Stock Unit Agreement (2020). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (File No. 1-08940).*

10.30	Form of Performance Stock Unit Agreement (2020). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (File No. 1-08940).*

10.31	Form of Restricted Stock Unit Agreement (2021). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 (File No. 1-08940).*

10.32	Form of Performance Stock Unit Agreement (2021). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 (File No. 1-08940).*

10.33
Form of Executive Confidentiality and Non-Competition Agreement (October 2018). Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-08940).*

10.34
Form of Confidentiality and Non-Competition Agreement (February 2019). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 1-08940).*

10.35	Form of Letter Regarding Reimbursement of Legal Expenses. Incorporated by reference to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-08940).*

10.36
Time Sharing Agreement between Altria Client Services LLC and William F. Gifford, Jr., dated June 17, 2020. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (File No. 1-08940).*

10.37	Form of Agreement and General Release (September 2019). Incorporated by reference to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-08940).*

21	Subsidiaries of Altria Group, Inc.

22	Guarantor Subsidiary of the Registrant. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (File No. 1-08940).

23	Consent of independent registered public accounting firm.

24	Powers of attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

/s/ WILLIAM F. GIFFORD, JR. (William F. Gifford, Jr.)		Director and Chief Executive Officer	February 25, 2022

/s/ SALVATORE MANCUSO (Salvatore Mancuso)		Executive Vice President and Chief Financial Officer	February 25, 2022

/s/ STEVEN D’AMBROSIA (Steven D’Ambrosia)		Vice President and Controller	February 25, 2022

* JOHN T. CASTEEN III, MARJORIE M. CONNELLY, R. MATT DAVIS, DINYAR S. DEVITRE, DEBRA J. KELLY-ENNIS, W. LEO KIELY III, KATHRYN B. MCQUADE, GEORGE MUÑOZ, NABIL Y. SAKKAB, VIRGINIA E. SHANKS, ELLEN R. STRAHLMAN		Directors

* By:	/s/ WILLIAM F. GIFFORD, JR. (WILLIAM F. GIFFORD, JR. ATTORNEY-IN-FACT)		February 25, 2022