Form 10-Q
period 2022-03-31
ALTRIA GROUP, INC.
filed 2022-04-28
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At April 19, 2022, there were 1,810,557,271 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)
______________________________

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$5,353	$4,544
Receivables	46	47
Inventories:
Leaf tobacco	677	744
Other raw materials	179	166
Work in process	30	23
Finished product	328	261
	1,214	1,194
Other current assets	149	298
Total current assets	6,762	6,083
Property, plant and equipment, at cost	4,300	4,432
Less accumulated depreciation	2,753	2,879
	1,547	1,553
Goodwill	5,177	5,177
Other intangible assets, net	12,289	12,306
Investments in equity securities ($1,610 million and $1,720 million at March 31, 2022 and December 31, 2021, respectively, measured at fair value)	13,479	13,481
Other assets	981	923
Total Assets	$40,235	$39,523

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)
________________________________________________

	March 31, 2022	December 31, 2021
Liabilities
Current portion of long-term debt	$2,517	$1,105
Accounts payable	379	449
Accrued liabilities:
Marketing	658	664
Settlement charges	4,229	3,349
Other	1,508	1,365
Dividends payable	1,637	1,647
Total current liabilities	10,928	8,579
Long-term debt	25,405	26,939
Deferred income taxes	3,766	3,692
Accrued pension costs	199	200
Accrued postretirement health care costs	1,438	1,436
Other liabilities	259	283
Total liabilities	41,995	41,129
Contingencies (Note 10)
Stockholders’ Equity (Deficit)
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,848	5,857
Earnings reinvested in the business	30,988	30,664
Accumulated other comprehensive losses	(2,962)	(3,056)
Cost of repurchased stock (993,749,776 shares at March 31, 2022 and 982,785,699 shares at December 31, 2021)	(36,569)	(36,006)
Total stockholders’ equity (deficit)	(1,760)	(1,606)
Total Liabilities and Stockholders’ Equity (Deficit)	$40,235	$39,523

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)
_____________________________________

For the Three Months Ended March 31,	2022	2021
Net revenues	$5,892	$6,036
Cost of sales	1,446	1,608
Excise taxes on products	1,073	1,156
Gross profit	3,373	3,272
Marketing, administration and research costs	489	582
Operating income	2,884	2,690
Interest and other debt expense, net	281	308
Net periodic benefit income, excluding service cost	(46)	(43)
Loss on early extinguishment of debt	—	649
(Income) losses from equity investments	(34)	(51)
(Gain) loss on Cronos-related financial instruments	10	(110)
Earnings before income taxes	2,673	1,937
Provision for income taxes	714	516
Net earnings	1,959	1,421
Net losses attributable to noncontrolling interests	—	3
Net earnings attributable to Altria	$1,959	$1,424
Per share data:
Basic and diluted earnings per share attributable to Altria	$1.08	$0.77

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)
_____________________

For the Three Months Ended March 31,	2022	2021
Net earnings	$1,959	$1,421
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	15	28
ABI	78	517
Currency translation adjustments and other	1	22
Other comprehensive earnings (losses), net of deferred income taxes	94	567

Comprehensive earnings	2,053	1,988
Comprehensive losses attributable to noncontrolling interests	—	3
Comprehensive earnings attributable to Altria	$2,053	$1,991

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Three Months Ended March 31, 2022 and 2021
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2021	$935	$5,857	$30,664	$(3,056)	$(36,006)	$(1,606)
Net earnings	—	—	1,959	—	—	1,959
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	94	—	94
Stock award activity	—	(9)	—	—	13	4
Cash dividends declared ($0.90 per share)	—	—	(1,635)	—	—	(1,635)
Repurchases of common stock	—	—	—	—	(576)	(576)
Balances, March 31, 2022	$935	$5,848	$30,988	$(2,962)	$(36,569)	$(1,760)

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2020	$935	$5,910	$34,679	$(4,341)	$(34,344)	$86	$2,925
Net earnings	—	—	1,424	—	—	(4)	1,420
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	567	—	—	567
Stock award activity	—	(5)	—	—	9	—	4
Cash dividends declared ($0.86 per share)	—	—	(1,596)	—	—	—	(1,596)
Repurchases of common stock	—	—	—	—	(325)	—	(325)
Balances, March 31, 2021	$935	$5,905	$34,507	$(3,774)	$(34,660)	$82	$2,995

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)
_____________________

For the Three Months Ended March 31,	2022	2021
Cash Provided by (Used in) Operating Activities
Net earnings	$1,959	$1,421
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	52	63
Deferred income tax provision (benefit)	43	65
(Income) losses from equity investments	(34)	(51)
(Gain) loss on Cronos-related financial instruments	10	(110)
Loss on early extinguishment of debt	—	649
Cash effects of changes:
Receivables	1	(5)
Inventories	(20)	18
Accounts payable	(59)	(98)
Income taxes	637	396
Accrued liabilities and other current assets	(372)	(307)
Accrued settlement charges	880	975
Pension plan contributions	(3)	(3)
Pension provisions and postretirement, net	(35)	(32)
Other, net	16	59
Net cash provided by (used in) operating activities	3,075	3,040
Cash Provided by (Used in) Investing Activities
Capital expenditures	(45)	(26)
Other, net	11	(3)
Net cash provided by (used in) investing activities	$(34)	$(29)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)
_____________________

For the Three Months Ended March 31,	2022	2021
Cash Provided by (Used in) Financing Activities
Long-term debt issued	$—	$5,472
Long-term debt repaid	—	(5,042)
Repurchases of common stock	(576)	(325)
Dividends paid on common stock	(1,645)	(1,601)
Premiums and fees related to early extinguishment of debt	—	(623)
Other, net	(11)	(53)
Net cash provided by (used in) financing activities	(2,232)	(2,172)
Cash, cash equivalents and restricted cash:
Increase (decrease)	809	839
Balance at beginning of period	4,594	5,006
Balance at end of period	$5,403	$5,845

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on Altria’s condensed consolidated balance sheets:
	At March 31, 2022	At December 31, 2021
Cash and cash equivalents	$5,353	$4,544
Restricted cash included in other assets (1)	50	50
Cash, cash equivalents and restricted cash	$5,403	$4,594
(1)Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 10. Contingencies.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Background and Basis of Presentation
When used in these notes, the terms “Altria,” “we,” “us” and “our” refer to either (i) Altria Group, Inc. and its consolidated subsidiaries or (ii) Altria Group, Inc. only and not its consolidated subsidiaries, as appropriate in the context.
▪Background: At March 31, 2022, our wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco products (“MST”) and snus products; Helix Innovations LLC (“Helix”), which operates in the United States and Canada, and Helix Innovations GmbH and its subsidiaries (“Helix ROW”), which operate internationally in the rest-of-world, are engaged in the manufacture and sale of on! oral nicotine pouches; and Philip Morris Capital Corporation (“PMCC”), which has one leveraged lease remaining. Other wholly owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to our domestic tobacco operating companies, and Altria Client Services LLC, which provides various support services to our companies in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs. Altria’s access to the operating cash flows of our wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by our subsidiaries. At March 31, 2022, our significant wholly owned subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
On October 1, 2021, UST sold its subsidiary, International Wine & Spirits, which included Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”).
At March 31, 2022, we had investments in the following equity securities: Anheuser-Busch InBev SA/NV (“ABI”), Cronos Group Inc. (“Cronos”) and JUUL Labs, Inc. (“JUUL”). We account for our investments in ABI and Cronos under the equity method of accounting using a one-quarter lag. We account for our equity investment in JUUL under the fair value option.
For further discussion of our investments in equity securities, see Note 3. Investments in Equity Securities.
▪Share Repurchases: In January 2021, our Board of Directors (“Board of Directors” or “Board”) authorized a $2.0 billion share repurchase program that it expanded to $3.5 billion in October 2021 (as expanded, the “January 2021 share repurchase program”). At March 31, 2022, we had $1,249 million remaining in the January 2021 share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our share repurchase activity was as follows:

	For the Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Total number of shares repurchased	11.3	6.9
Aggregate cost of shares repurchased	$576	$325
Average price per share of shares repurchased	$50.69	$47.02
▪Basis of Presentation: Our interim condensed consolidated financial statements are unaudited. Our management believes that all adjustments necessary for a fair statement of the interim results presented have been reflected in our interim condensed consolidated financial statements. All such adjustments were of a normal recurring nature. Net revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.
These statements should be read in conjunction with our audited consolidated financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2021.
On January 1, 2022, we adopted Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU No. 2020-06”). This guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Our adoption of ASU No. 2020-06 did not have a material impact on our condensed consolidated financial statements.
For a description of issued accounting guidance applicable to, but not yet adopted by, us, see Note 11. New Accounting Guidance Not Yet Adopted.

Note 2. Revenues from Contracts with Customers
We disaggregate net revenues based on product type. For further discussion, see Note 8. Segment Reporting.
We calculate substantially all cash discounts, offered to customers for prompt payment, as a flat rate per unit based on agreed-upon payment terms. Prior to the first quarter of 2021 for USSTC and the third quarter of 2021 for PM USA, cash discounts were calculated as a percentage of the list price based on historical experience and agreed-upon payment terms. We record receivables net of the cash discounts on our condensed consolidated balance sheets.
We record payments received in advance of product shipment as deferred revenue. These payments are included in other accrued liabilities on our condensed consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue was $247 million and $287 million at March 31, 2022 and December 31, 2021, respectively. When cash is received in advance of product shipment, we satisfy our performance obligations within three days of receiving payment. At March 31, 2022 and December 31, 2021, there were no differences between amounts recorded as deferred revenue and amounts subsequently recognized as revenue.
Receivables were $46 million and $47 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, there were no expected differences between amounts recorded and subsequently received, and we did not record an allowance for doubtful accounts against these receivables.
We record an allowance for returned goods, which is included in other accrued liabilities on our condensed consolidated balance sheets. While all of our tobacco operating companies sell tobacco products with dates relative to freshness as printed on product packaging, it is USSTC’s policy to accept authorized sales returns from its customers for products that have passed such dates due to the limited shelf life of USSTC’s MST and snus products. We record estimated sales returns, which are based principally on historical volume and return rates, as a reduction to revenues. Actual sales returns will differ from estimated sales returns to the extent actual results differ from estimated assumptions. We reflect differences between actual and estimated sales returns in the period in which the actual amounts become known. These differences, if any, have not had a material impact on our condensed consolidated financial statements. All returned goods are destroyed upon return and not included in inventory. Consequently, we do not record an asset for their right to recover goods from customers upon return.
Sales incentives include variable payments related to goods sold. We include estimates of variable consideration as a reduction to revenues upon shipment of goods to customers. The sales incentives that require significant estimates and judgments are as follows:
Price promotion payments- We make price promotion payments, substantially all of which are made to our retail partners, to incent the promotion of certain product offerings in select geographic areas.
Wholesale and retail participation payments- We make payments to our wholesale and retail partners to incent merchandising and sharing of sales data in accordance with our trade agreements.
These estimates primarily include estimated wholesale to retail sales volume and historical acceptance rates. Actual payments will differ from estimated payments to the extent actual results differ from estimated assumptions. Differences between actual and estimated payments are reflected in the period such information becomes available. These differences, if any, have not had a material impact on our condensed consolidated financial statements.

Note 3. Investments in Equity Securities
The carrying amount of our investments consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
ABI	$11,318	$11,144
JUUL	1,605	1,705
Cronos (1)	556	632
Total	$13,479	$13,481
(1) Our investment in Cronos at March 31, 2022 and December 31, 2021 consisted of our equity method investment in Cronos of $551 million and $617 million, respectively, and also included the Cronos warrant and the Fixed-price Preemptive Rights, which are measured at fair value (collectively, “Investment in Cronos”). See below for further discussion.

(Income) losses from equity investments accounted for under the equity method of accounting and fair value option consisted of the following:

	For the Three Months Ended March 31,
(in millions)	2022	2021
ABI (1)	$(200)	$(318)
Cronos (1)	66	67
(Income) losses from investments under equity method of accounting	(134)	(251)
JUUL	100	200
(Income) losses from equity investments	$(34)	$(51)
(1) Includes our share of amounts recorded by our investees and additional adjustments, if required, related to (i) the conversion from international financial reporting standards to GAAP and (ii) adjustments to our investment required under the equity method of accounting.
Investment in ABI
At March 31, 2022, we had an approximate 10% ownership interest in ABI, consisting of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. The Restricted Shares:
▪are unlisted and not admitted to trading on any stock exchange;
▪are convertible by us into ordinary shares of ABI on a one-for-one basis;
▪rank equally with ordinary shares of ABI with regards to dividends and voting rights; and
▪have director nomination rights with respect to ABI.
The Restricted Shares were subject to a five-year lock-up period that ended October 10, 2021. As of this filing, we have not elected to convert our Restricted Shares into ordinary shares of ABI.
We account for our investment in ABI under the equity method of accounting because we have the ability to exercise significant influence over the operating and financial policies of ABI, including having active representation on ABI’s board of directors and certain ABI board committees. Through this representation, we participate in ABI’s policy making processes.
We report our share of ABI’s results using a one-quarter lag because ABI’s results are not available in time for us to record them in the concurrent period.
The fair value of our equity investment in ABI is based on (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets for the Restricted Shares, and was classified in Level 2 of the fair value hierarchy. We can convert the Restricted Shares to ordinary shares at our discretion. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share.
The fair value of our equity investment in ABI at March 31, 2022 and December 31, 2021 was $11.9 billion for both periods, which exceeded its carrying value of $11.3 billion and $11.1 billion by approximately 5% and 7%, respectively.
In the first quarter of 2022, ABI will record a non-cash impairment charge of $1.1 billion on its investment of AB InBev Efes JSC, which has direct exposure to the Russia and Ukraine regions. Consistent with the one-quarter lag for reporting ABI’s results in our financial results, we expect to record our share of the financial statement impact related to this impairment, which we do not expect to be material, in the second quarter of 2022.
Investment in JUUL
In December 2018, we made an investment in JUUL for $12.8 billion and received a 35% economic interest in JUUL through non-voting shares, which were convertible at our election into voting shares (“Share Conversion”), and a security convertible into additional non-voting or voting shares, as applicable, upon settlement or exercise of certain JUUL convertible securities (the “JUUL Transaction”). At March 31, 2022, we had a 35% ownership interest in JUUL, consisting of 42 million voting shares.
We received a broad preemptive right to purchase JUUL shares, exercisable each quarter upon dilution, to maintain our ownership percentage and we are subject to a standstill restriction under which we may not acquire additional JUUL shares above our 35% interest. Furthermore, we agreed not to sell or transfer any of our JUUL shares until December 20, 2024.
As part of the JUUL Transaction, we entered into a services agreement with JUUL pursuant to which we agreed to provide JUUL with certain commercial services, as requested by JUUL, for an initial term of six years. In January 2020, we amended certain JUUL Transaction agreements and entered into a new cooperation agreement. In conjunction with these amendments, the parties agreed that we would discontinue all services as of March 31, 2020 except regulatory affairs support for JUUL’s pursuit of its pre-market tobacco applications and/or its modified risk tobacco products applications.

We also agreed to non-competition obligations generally requiring that we participate in the e-vapor business only through JUUL. However, we have the option to be released from our non-compete obligation (i) in the event JUUL is prohibited by federal law from selling e-vapor products in the United States for a continuous period of at least 12 months (subject to tolling of this period in certain circumstances), (ii) if the carrying value of our investment in JUUL is not more than 10% of its initial carrying value of $12.8 billion or (iii) if we are no longer providing JUUL services as of December 20, 2024.
Additionally, with respect to certain litigation in which we and JUUL are both defendants against third-party plaintiffs, we agreed not pursue any claims against JUUL for indemnification or reimbursement except for any non-contractual claims for contribution or indemnity where a judgment has been entered against us and JUUL.
In April 2020, the U.S. Federal Trade Commission (“FTC”) issued an administrative complaint challenging our investment in JUUL. In February 2022, the administrative law judge dismissed the FTC’s complaint. FTC complaint counsel appealed that decision to the FTC, which appeal remains pending. For further discussion, see Note 10. Contingencies - Antitrust Litigation.
In November 2020, we exercised our rights to convert our non-voting JUUL shares into voting shares. We do not currently intend to exercise our additional governance rights obtained upon Share Conversion, including the right to elect directors to JUUL’s board, as described below, or to vote our JUUL shares other than as a passive investor, pending the outcome of the FTC litigation.
If we choose to exercise our governance rights, JUUL has agreed to:
▪    restructure JUUL’s current seven-member board of directors to a nine-member board that will include independent board members. The new structure will include: (i) three independent directors (one of whom will be designated by us and two of whom will be designated by JUUL stockholders other than us) unanimously certified as independent by a nominating committee, which will include at least one Altria designee, (ii) two directors designated by us, (iii) three directors designated by JUUL stockholders other than us and (iv) the JUUL chief executive officer; and
▪    create a litigation oversight committee, which will include two Altria designated directors (one of whom will chair the litigation oversight committee). The committee will have oversight authority and review of litigation management for matters in which JUUL and we are co-defendants and have, or reasonably could have, a written joint defense agreement in effect between them. Subject to certain limitations, the Litigation Oversight Committee will recommend to JUUL changes to outside counsel and litigation strategy by majority vote, with disagreements by JUUL’s management being resolved by majority vote of JUUL’s board of directors.
Following Share Conversion in the fourth quarter of 2020, we elected to account for our equity method investment in JUUL under the fair value option. Under this option, our condensed consolidated statements of earnings include any cash dividends received from our investment in JUUL and any changes in the estimated fair value of our investment, which is calculated quarterly. We believe the fair value option provides quarterly transparency to investors as to the fair market value of our investment in JUUL, given the changes and volatility in the e-vapor category since our initial investment, as well as the lack of publicly available information regarding JUUL’s business or a market-derived valuation.
We use an income approach to estimate the fair value of our investment in JUUL. The income approach reflects the discounting of future cash flows for the United States and international markets at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing future cash flows. Future cash flow projections are based on a range of scenarios that consider various potential regulatory and market outcomes.
In determining the estimated fair value of our investment in JUUL, at March 31, 2022 and December 31, 2021, we made various judgments, estimates and assumptions, the most significant of which were sales volume, operating margins, discount rates and perpetual growth rates. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy. Additionally, in determining these significant assumptions, we made judgments regarding the (i) likelihood and extent of various potential regulatory actions and the continued adverse public perception impacting the e-vapor category and specifically JUUL, (ii) risk created by the number and types of legal cases pending against JUUL, (iii) expectations for the future state of the e-vapor category, including competitive dynamics, and (iv) timing of international expansion plans.

The following table provides a reconciliation of the beginning and ending balance of our investment in JUUL, which is classified in Level 3 of the fair value hierarchy:

Investment
(in millions)	Balance
Balance at December 31, 2020	$1,705
Unrealized gains (losses) included in (income) losses from equity investments	—
Balance at December 31, 2021	$1,705
Unrealized gains (losses) included in (income) losses from equity investments	(100)
Balance at March 31, 2022	$1,605
For the three months ended March 31, 2022, we recorded a non-cash, pre-tax unrealized loss of $100 million as a result of a decrease in the estimated fair value of our investment in JUUL. The decrease in the estimated fair value was primarily driven by an increase in the discount rate due to an increase in U.S. interest rates, partially offset by the effect of passage of time on the projected cash flows.
For the three months ended March 31, 2021, we recorded a non-cash, pre-tax unrealized loss of $200 million as a result of a decrease in the estimated fair value of our investment in JUUL. The decrease in the estimated fair value was primarily driven by (i) our projections of lower JUUL revenues in the U.S. over time due to lower JUUL volume assumptions resulting from a continuation of heightened competitive dynamics in the U.S. e-vapor category and (ii) an increase in the discount rate due to a change in market factors.
Investment in Cronos
At March 31, 2022, we had a 41.7% ownership interest in Cronos, consisting of 156.6 million shares, which we account for under the equity method of accounting. We report our share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for us to record them in the concurrent period.
The fair value of our equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and is classified in Level 1 of the fair value hierarchy. At March 31, 2022, the fair value of our equity method investment in Cronos exceeded its carrying value by $55 million or approximately 10%. At December 31, 2021, the fair value and carrying value of our equity method investment in Cronos were $617 million. At April 25, 2022, the fair value of our equity method investment in Cronos was below its carrying value by $74 million or approximately 13%.
As part of our Investment in Cronos, at March 31, 2022, we also owned:
▪anti-dilution protections to purchase Cronos common shares, exercisable each quarter upon dilution, to maintain our ownership percentage. Certain of the anti-dilution protections provide us the ability to purchase additional Cronos common shares at a per share exercise price of Canadian dollar (“CAD”) $16.25 upon the occurrence of specified events (“Fixed-price Preemptive Rights”). Based on our assumptions as of March 31, 2022, we estimate the Fixed-price Preemptive Rights allows us to purchase up to an additional approximately 11 million common shares of Cronos; and
▪a warrant providing us the ability to purchase an additional approximate 10% of common shares of Cronos (approximately 83 million common shares at March 31, 2022) at a per share exercise price of CAD $19.00, which expires on March 8, 2023.
If exercised in full, the exercise prices for the warrant and Fixed-price Preemptive Rights are approximately CAD $1.6 billion and CAD $0.2 billion, respectively (approximately U.S. dollar $1.2 billion and $0.1 billion, respectively, based on the CAD to U.S. dollar exchange rate on April 25, 2022). At March 31, 2022, upon full exercise of the Fixed-price Preemptive Rights, to the extent such rights become available, and the warrant, we would own approximately 52% of the outstanding common shares of Cronos.
The Fixed-price Preemptive Rights and Cronos warrant are derivative financial instruments, which are required to be recorded at fair value. The fair values of the Fixed-price Preemptive Rights and Cronos warrant are estimated using Black-Scholes option-pricing models, adjusted for observable inputs (which are classified in Level 1 of the fair value hierarchy), including share price, and unobservable inputs, including probability factors and weighting of expected life, volatility levels and risk-free interest rates (which are classified in Level 3 of the fair value hierarchy). We elect to record the gross assets and liabilities of derivative financial instruments executed with the same counterparty on our condensed consolidated balance sheets in investments in equity securities.
We record in our condensed consolidated statements of earnings any changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant as gains or losses on Cronos-related financial instruments in the periods in which the changes occur.

We recorded non-cash, pre-tax unrealized (gains) losses, representing the changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant, as follows:

	For the Three Months Ended March 31,
(in millions)	2022	2021
Fixed-price Preemptive Rights	$—	$(14)
Cronos warrant	10	(96)
Total	$10	$(110)

Note 4. Financial Instruments
We enter into derivative financial instruments to mitigate the potential impact of certain market risks, including foreign currency exchange rate risk. We use various types of derivative financial instruments, including forward contracts, options and swaps. We do not enter into or hold derivative financial instruments for trading or speculative purposes.
Our investment in ABI, whose functional currency is the Euro, exposes us to foreign currency exchange risk on the carrying value of our investment. To manage this risk, we may designate certain foreign exchange contracts, including cross-currency swap contracts and forward contracts (collectively, “foreign currency contracts”), and Euro denominated unsecured long-term notes (“foreign currency denominated debt”) as net investment hedges of our investment in ABI.
In May 2021, all outstanding foreign currency contracts matured and, at March 31, 2022 and December 31, 2021, we had no outstanding foreign currency contracts. When we have foreign currency contracts in effect, counterparties are domestic and international financial institutions. Under these contracts, we are exposed to potential losses in the event of non-performance by these counterparties. We manage our credit risk by entering into transactions with counterparties that have investment grade credit ratings, limiting the amount of exposure we have with each counterparty and monitoring the financial condition of each counterparty. The counterparty agreements contain provisions that require us to maintain an investment grade credit rating. In the event our credit rating falls below investment grade, counterparties to our foreign currency contracts can require us to post collateral.
The following table provides the aggregate carrying value and fair value of our total long-term debt:

(in millions)	March 31, 2022	December 31, 2021
Carrying value	$27,922	$28,044
Fair value	27,670	30,459
Our estimate of the fair value of our total long-term debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy.
The following table provides the aggregate carrying value and fair value of our foreign currency denominated debt:

(in millions)	March 31, 2022	December 31, 2021
Foreign currency denominated debt
Carrying value	$4,690	$4,817
Fair value	4,713	5,114
Net Investment Hedging
The pre-tax effects of our net investment hedges on accumulated other comprehensive losses and our condensed consolidated statements of earnings were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Losses		(Gain) Loss Recognized in Net Earnings
	For the Three Months Ended March 31,
(in millions)	2022	2021	2022	2021
Foreign currency contracts	$—	$(35)	$—	$(5)
Foreign currency denominated debt	(128)	(206)	—	—
Total	$(128)	$(241)	$—	$(5)

We recognized changes in the fair value of the foreign currency contracts and in the carrying value of the foreign currency denominated debt due to changes in the Euro to U.S. dollar exchange rate in accumulated other comprehensive losses related to ABI. We recognized gains on the foreign currency contracts arising from components excluded from effectiveness testing in interest and other debt expense, net in our condensed consolidated statements of earnings based on an amortization approach.

Note 5. Benefit Plans
Components of Net Periodic Benefit (Income) Cost
Net periodic benefit (income) cost consisted of the following:

	Pension		Postretirement
	For the Three Months Ended March 31,
(in millions)	2022	2021	2022	2021
Service cost	$15	$17	$5	$5
Interest cost	52	46	10	11
Expected return on plan assets	(123)	(131)	(3)	(4)
Amortization:
Net loss	24	33	4	7
Prior service cost (credit)	2	1	(12)	(6)
Net periodic benefit (income) cost	$(30)	$(34)	$4	$13
Employer Contributions
We make contributions to our pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. We made employer contributions of $3 million to our pension plans and did not make any contributions to our postretirement plans during the three months ended March 31, 2022. Currently, we anticipate making additional employer contributions to our pension and postretirement plans of up to approximately $30 million for each plan in 2022. However, the foregoing estimates of 2022 contributions to our pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates, as well as asset performance significantly above or below the assumed long-term rate of return for each respective plan.

Note 6. Earnings per Share
We calculated basic and diluted earnings per share (“EPS”) using the following:

	For the Three Months Ended March 31,
(in millions)	2022	2021
Net earnings attributable to Altria	$1,959	$1,424
Less: Distributed and undistributed earnings attributable to share-based awards	(4)	(3)
Earnings for basic and diluted EPS	$1,955	$1,421

Weighted-average shares for basic and diluted EPS	1,818	1,857

Note 7. Other Comprehensive Earnings/Losses
The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria:

	For the Three Months Ended March 31, 2022
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2021	$(1,612)	$(1,512)		$68	$(3,056)

Other comprehensive earnings (losses) before reclassifications	—	138		1	139
Deferred income taxes	—	(32)		—	(32)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	106		1	107

Amounts reclassified to net earnings	21	(35)		—	(14)
Deferred income taxes	(6)	7		—	1
Amounts reclassified to net earnings, net of deferred income taxes	15	(28)		—	(13)

Other comprehensive earnings (losses), net of deferred income taxes	15	78	(1)	1	94

Balances, March 31, 2022	$(1,597)	$(1,434)		$69	$(2,962)
(1) Primarily reflects the impact of our designated net investment hedges related to our investment in ABI. For further discussion of designated net investment hedges, see Note 4. Financial Instruments.

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
(1) Primarily reflects our share of ABI’s currency translation adjustments and the impact of our designated net investment hedges related to our investment in ABI. For further discussion of designated net investment hedges, see Note 4. Financial Instruments.

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Three Months Ended March 31,
(in millions)	2022	2021
Benefit Plans: (1)
Net loss	$31	$43
Prior service cost/credit	(10)	(5)
	21	38
ABI (2)	(35)	(28)
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$(14)	$10
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 5. Benefit Plans.
(2) Amounts are included in (income) losses from equity investments. For further information, see Note 3. Investments in Equity Securities.

Note 8. Segment Reporting
Our products include smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA, and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; oral tobacco products, consisting of MST and snus products manufactured and sold by USSTC, and oral nicotine pouches manufactured and sold by Helix. These products and services constitute our reportable segments of smokeable products and oral tobacco products at March 31, 2022. The financial services and the innovative tobacco products businesses, which include the heated tobacco business and Helix ROW, are included in all other.
Prior to the sale of our wine business on October 1, 2021, wine produced and/or sold by Ste. Michelle was a reportable segment.
Our chief operating decision maker (“CODM”) reviews operating companies income (loss) (“OCI”) to evaluate the performance of, and allocate resources to, our segments. OCI for our segments is defined as operating income before general corporate expenses and amortization of intangibles. Interest and other debt expense, net, along with net periodic benefit income/cost, excluding service cost, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by our CODM.

Segment data were as follows:

	For the Three Months Ended March 31,
(in millions)	2022	2021
Net Revenues:
Smokeable products	$5,265	$5,250
Oral tobacco products	613	626
Wine	—	150
All other	14	10
Net revenues	$5,892	$6,036
Earnings before Income Taxes:
OCI:
Smokeable products	$2,559	$2,372
Oral tobacco products	407	392
Wine	—	18
All other	(5)	(14)
Amortization of intangibles	(17)	(17)
General corporate expenses	(60)	(61)
Operating income	2,884	2,690
Interest and other debt expense, net	281	308
Net periodic benefit income, excluding service cost	(46)	(43)
Loss on early extinguishment of debt	—	649
(Income) losses from equity investments	(34)	(51)
(Gain) loss on Cronos-related financial instruments	10	(110)
Earnings before income taxes	$2,673	$1,937
The comparability of OCI for our reportable segments was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: We recorded pre-tax income for NPM adjustment items of $60 million and $32 million for the three months ended March 31, 2022 and 2021, respectively, to cost of sales in our smokeable products segment. NPM adjustment items result from the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation in Note 10. Contingencies).
▪Tobacco and Health and Certain Other Litigation Items: We recorded pre-tax charges related to tobacco and health and certain other litigation items of $12 million and $35 million for the three months ended March 31, 2022 and 2021, respectively, in our smokeable products segment. We included these costs in marketing, administration and research costs in our condensed consolidated statements of earnings. For further discussion, see Note 10. Contingencies.
▪Acquisition-Related Costs: We recorded pre-tax acquisition-related costs of $37 million for the three months ended March 31, 2021 in our oral tobacco products segment primarily for the settlement of an arbitration related to the 2019 on! transaction. We included these costs in marketing, administration and research costs in our condensed consolidated statements of earnings.

Note 9. Debt
Short-term Borrowings and Borrowing Arrangements
At March 31, 2022 and December 31, 2021, we had no short-term borrowings.
We have a senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”) that provides for borrowings up to an aggregate principal amount of $3.0 billion. The Credit Agreement, which is used for general corporate purposes, expires on August 1, 2024 and includes an option, subject to certain conditions, for Altria to extend the expiration date for an additional one-year period.

At March 31, 2022, we had availability under the Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion.
Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on LIBOR, or a fallback benchmark rate determined based on prevailing market convention, plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”). The applicable percentage based on our long-term senior unsecured debt ratings at March 31, 2022 for borrowings under the Credit Agreement was 1.0%. The Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral.
The Credit Agreement includes various covenants, one of which requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At March 31, 2022, the ratio of consolidated EBITDA to Consolidated Interest Expense, calculated in accordance with the Credit Agreement, was 10.7 to 1.0. At March 31, 2022, we were in compliance with our covenants in the Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the Credit Agreement, include certain adjustments.
Any commercial paper issued by us and borrowings under the Credit Agreement are guaranteed by PM USA.
Long-term Debt
The aggregate carrying value of our total long-term debt at March 31, 2022 and December 31, 2021 was $27.9 billion and $28.0 billion, respectively.
During the first quarter of 2021, we issued long-term senior unsecured notes in the aggregate principal amount of $5.5 billion. We used the net proceeds from these notes (i) to fund the purchase and redemption of certain unsecured notes and payment of related fees and expenses, as described below, and (ii) for other general corporate purposes.
During the first quarter of 2021, we completed debt tender offers to purchase for cash certain of our long-term senior unsecured notes in an aggregate principal amount of $4,042 million and also redeemed all of our outstanding 3.490% notes due 2022 in an aggregate principal amount of $1.0 billion.
As a result of the debt tender offers and redemption, during the first quarter of 2021, we recorded pre-tax losses on early extinguishment of debt of $649 million, which included premiums and fees of $623 million and the write-off of unamortized debt discounts and debt issuance costs of $26 million.
At March 31, 2022 and December 31, 2021, accrued interest on long-term debt of $236 million and $429 million, respectively, was included in other accrued liabilities on our condensed consolidated balance sheets.
For a discussion of the fair value of our long-term debt and the designation of our Euro denominated senior unsecured notes as a net investment hedge of our investment in ABI, see Note 4. Financial Instruments.

Note 10. Contingencies
Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria and certain of our subsidiaries, including PM USA and USSTC, as well as our indemnitees and investees. Various types of claims may be raised in these proceedings, including product liability, unfair trade practices, antitrust, income tax liability, contraband shipments, patent infringement, employment matters, claims alleging violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), claims for contribution and claims of competitors, shareholders or distributors. Legislative action, such as changes to tort law, also may expand the types of claims and remedies available to plaintiffs.
Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related and other litigation are or can be significant and, in certain cases, have ranged in the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. In certain cases, plaintiffs claim that defendants’ liability is joint and several. In such cases, we may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, under certain circumstances, we may have to pay more than our proportionate share of any bonding- or judgment-related amounts. Furthermore, in those cases where plaintiffs are successful, we also may be required to pay interest and attorneys’ fees.

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 47 states and Puerto Rico limit the dollar amount of bonds or require no bond at all. As discussed below, however, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. States, including Florida, also may seek to repeal or alter bond cap statutes through legislation. Although we cannot predict the outcome of such challenges, it is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.
We record provisions in our condensed consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed elsewhere in this Note 10. Contingencies: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending cases; and (iii) accordingly, management has not provided any amounts in our condensed consolidated financial statements for unfavorable outcomes, if any. Litigation defense costs are expensed as incurred.
We have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty and significant challenges remain. It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. We believe, and have been so advised by counsel handling the respective cases, that we have valid defenses to the litigation pending against us, as well as valid bases for appeal of adverse verdicts. We have defended, and will continue to defend, vigorously against litigation challenges. However, we may enter into settlement discussions in particular cases if we believe it is in our best interests to do so.
Judgments Paid and Provisions for Tobacco and Health (Including Engle Progeny Litigation) and Certain Other Litigation Items: The changes in our accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

	For the Three Months Ended March 31,
(in millions)	2022	2021
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$91	$9
Pre-tax charges for:
Tobacco and health and certain other litigation (1)	12	35
Related interest costs	—	—
Payments	(103)	(36)
Accrued liability for tobacco and health and certain other litigation items at end of period	$—	$8
(1) Includes judgments, settlements and fee disputes associated with tobacco and health and certain other litigation.
The accrued liability for tobacco and health and certain other litigation items, including related interest costs, was included in accrued liabilities on our condensed consolidated balance sheets. Pre-tax charges for tobacco and health and certain other litigation were included in marketing, administration and research costs on our condensed consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on our condensed consolidated statements of earnings.
After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $909 million and interest totaling approximately $227 million as of March 31, 2022. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $410 million and related interest totaling approximately $56 million.
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of April 25, 2022, PM USA has posted appeal bonds totaling approximately $50 million, which have been collateralized with restricted cash that are included in assets on our condensed consolidated balance sheets.
Overview of Tobacco-Related Litigation
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
The table below lists the number of certain tobacco-related cases pending in the United States against us as of:

	April 25, 2022	April 26, 2021	April 27, 2020
Individual Smoking and Health Cases (1)	163	162	109
Health Care Cost Recovery Actions (2)	1	1	1
E-vapor Cases (3)	3,744	2,150	202
Other Tobacco-Related Cases (4)	3	3	4
(1) Includes as of April 25, 2022, 18 cases filed in Illinois, 17 cases filed in New Mexico, 42 cases filed in Massachusetts and 53 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,408 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. Class members were prohibited from filing individual lawsuits after 2000 under the court-approved settlement.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) Includes as of April 25, 2022, 53 class action lawsuits, 2,891 individual lawsuits and 800 “third party” lawsuits relating to JUUL e-vapor products, which include school districts, state and local government, tribal and healthcare organization lawsuits. JUUL is an additional named defendant in each of these lawsuits. The 53 class action lawsuits include 28 cases in the Northern District of California (“Multidistrict Litigation” or “MDL”) involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons.
(4) Includes as of April 25, 2022, one inactive smoking and health case alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.
International Tobacco-Related Cases: As of April 25, 2022, (i) Altria is named as a defendant in three e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement (defined below) between Altria and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of April 25, 2022, five Engle progeny cases and one individual smoking and health case against PM USA are set for trial through June 30, 2022. Trial dates are subject to change and many of the trials were postponed due to the COVID-19 pandemic; however, the courts are reopening and additional trials may be scheduled for the remainder of 2022.
Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 70 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 45 of the 70 cases. These 45 cases were tried in Alaska (1), California (7), Connecticut (1), Florida (10), Louisiana (1), Massachusetts (5), Mississippi (1), Missouri (4), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2). One case in Massachusetts, Main, where the verdict was initially returned in favor of PM USA, was reversed on appeal and remanded for a new trial.
Of the 25 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 22 have reached final resolution, and one case (Principe) that was initially returned in favor of plaintiffs was reversed post-trial and remains pending.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of April 25, 2022.
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
Non-Engle Progeny Litigation: Summarized below are the non-Engle progeny smoking and health cases pending during 2022 (or recently concluded) in which a verdict was returned in favor of plaintiff and against PM USA. Charts listing certain verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.
Principe: In February 2020, a jury in a Florida state court returned a verdict in favor of plaintiff and against PM USA, awarding approximately $11 million in compensatory damages. There was no claim for punitive damages. PM USA appealed the trial court verdict to the Third District Court of Appeal and, in September 2021, the appellate court reversed the trial court’s decision and found in favor of PM USA. Plaintiff moved for a rehearing before the Third District Court of Appeal, which the court denied in March 2022. In April 2022, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.
Greene: In September 2019, a jury in a Massachusetts state court returned a verdict in favor of plaintiffs and against PM USA, awarding approximately $10 million in compensatory damages. In May 2020, the court ruled on plaintiffs’ remaining claim and trebled the compensatory damages award to approximately $30 million. In February 2021, the trial court awarded plaintiffs attorneys’ fees and costs in the amount of approximately $2.3 million. In July 2021, following denial of PM USA’s post-trial motions, PM USA appealed the judgment to the Appeals Court of Massachusetts, which appeal remains pending.
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
Gentile: In October 2017, a jury in a Florida state court returned a verdict in favor of plaintiff and against PM USA, awarding approximately $7.1 million in compensatory damages and allocating 75% of the fault to PM USA. PM USA appealed. In September 2019, the Florida Fourth District Court of Appeal reversed the judgment entered by the trial court, granted PM USA judgment on certain claims and remanded for a new trial on the remaining claims. Plaintiff petitioned the Florida Supreme Court for further review, which the court denied in January 2021. In March 2022, PM USA settled with plaintiff, concluding the case.
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of April 25, 2022, approximately 813 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 1,005 state court plaintiffs. Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the 2015 federal Engle agreement resolved nearly all Engle progeny cases pending in federal court, as of April 25, 2022, two cases were pending against PM USA in federal court representing the cases excluded from that agreement.
Engle Progeny Trial Results: As of April 25, 2022, 138 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Seventy-six verdicts were returned in favor of plaintiffs and eight verdicts (Skolnick, Calloway, Oshinsky-Blacker, McCoy, Mahfuz, Neff, Frogel and Gloger) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending.
Fifty-four verdicts were returned in favor of PM USA, of which 44 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of April 25, 2022. The jury in one case, Garcia, awarded plaintiff compensatory damages and found plaintiff was entitled to punitive damages; however, the court declared a mistrial in the second phase of the trial regarding punitive damages because the jury was unable to determine the amount of the punitive damages. Four verdicts (Pearson, D. Cohen, Collar and Chacon) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case decided to award plaintiffs damages. One case, Pollari, resulted in a verdict in favor of PM USA following a retrial of an initial verdict returned in favor of plaintiff. Plaintiff and defendants appealed the verdict and the appellate court affirmed the judgment in favor of the defendants. Three cases, Gloger, Rintoul (Caprio) and Duignan, resulted in verdicts in favor of plaintiffs following retrial of initial verdicts returned in favor of plaintiffs. Post-trial appeals are pending in Rintoul (Caprio) and Duignan, while the verdict in Gloger was reversed upon appeal and the case was remanded for a new trial. Two cases, Freeman and Harris, resulted in an appellate reversal of a jury verdict in favor of plaintiff, and a judgment in favor of PM USA.
The chart below lists the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The chart lists cases that are pending as of April 25, 2022 but where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings. As of April 25, 2022, there is no Engle progeny case where PM USA has recorded a provision in its condensed consolidated financial statements because PM USA has not determined for any currently pending case that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.
References below to “R.J. Reynolds,” “Lorillard” and “Liggett Group” are to R.J. Reynolds Tobacco Company, Lorillard Tobacco Company and Liggett Group, LLC, respectively.
Currently Pending Engle Cases with Verdicts Against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status
Schertzer	April 2022	PM USA and R.J. Reynolds	Miami-Dade	$3 million	$0	PM USA plans to file one or more post-trial motions.
Lipp	September 2021	PM USA	Miami-Dade	$15 million	$28 million	Appeal by defendant to Third District Court of Appeal pending.
Garcia	May 2021	PM USA	Miami-Dade	$6 million	Mistrial	Appeals by plaintiff and defendant to Third District Court of Appeal pending.
Duignan	February 2020 (2)	PM USA and R.J. Reynolds	Pinellas	$3 million	$12 million
Second District Court of Appeal affirmed the judgment against defendants. Defendants’ petitioned the Florida Supreme Court for review. Case stayed pending Florida Supreme Court decision in Prentice.(3)

Cuddihee	January 2020	PM USA	Duval	$3 million	$0	Appeal by defendant to First District Court of Appeal pending.
Rintoul (Caprio)	November 2019 (2)	PM USA and R.J. Reynolds	Broward	$9 million	$74 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Gloger	November 2019 (2)	PM USA and R.J. Reynolds	Miami-Dade	$15 million	$11 million	Third District Court of Appeal reversed the judgment against defendants and remanded for a new trial.

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	$0	New trial ordered on punitive damages.
Neff	March 2019	PM USA and R.J. Reynolds	Broward	$4 million	$2 million	Fourth District Court of Appeal reversed the judgment against defendants and remanded for a new trial. Plaintiff’s petition for review to the Florida Supreme Court pending.
Mahfuz	February 2019	PM USA and R.J. Reynolds	Broward	$12 million	$10 million
Fourth District Court of Appeal reversed the judgment against defendants and remanded for a new trial. Florida Supreme Court denied plaintiff’s petition for review of the Fourth District Court of Appeal’s decision.

Holliman	February 2019	PM USA	Miami-Dade	$3 million	$0	Appeal by defendant to Third District Court of Appeal pending.
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Third District Court of Appeal affirmed the compensatory damages award. Defendant’s petitioned the Florida Supreme Court for review. Case stayed pending Florida Supreme Court decision in Prentice.(3)
Kaplan	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$2 million	Florida Supreme Court vacated the punitive damages award in accordance with the decision in Sheffield (3). The Fourth District Court of Appeals remanded the case to the trial court.
R. Douglas	November 2017	PM USA	Duval	<$1 million	$0	Awaiting entry of final judgment by the trial court.
Sommers	April 2017	PM USA	Miami-Dade	$1 million	$0
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
(3) PM USA is not a defendant in Sheffield or Prentice. Both cases are discussed below in Engle Progeny Appellate Issues.

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
In Linda Prentice v. R.J. Reynolds Tobacco Company, an Engle progeny case against R.J. Reynolds only, the Florida Supreme Court resolved a conflict among Florida’s District Courts of Appeal finding that in order for an Engle plaintiff to prevail on fraudulent concealment and conspiracy claims, plaintiff must prove that the smoker relied to his or her detriment on a statement that concealed or omitted material information about the health risks or addictiveness of smoking. The Florida Supreme Court declined to revisit its prior decisions giving preclusive effect to the Engle Phase I findings, described above in Engle Class Action. Plaintiffs filed a motion seeking rehearing on the proper remedy for cases in which the court’s jury instructions did not comply with the Florida Supreme Court’s decision in Prentice.
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
Other Smoking and Health Class Actions: Since the dismissal in May 1996 of a purported nationwide class action brought on behalf of allegedly addicted smokers, plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases have purported to be brought on behalf of residents of a particular state or states (although a few cases have purported to be nationwide in scope) and have raised addiction claims and, in many cases, claims of physical injury as well.
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
As of April 25, 2022, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to us) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the United States). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
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
Since the beginning of 2008, the Canadian Provinces of British Columbia, New Brunswick, Ontario, Newfoundland and Labrador, Quebec, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia have brought health care reimbursement claims against cigarette manufacturers. PM USA is named as a defendant in the British Columbia and Quebec cases, while both Altria and PM USA are named as defendants in the New Brunswick, Ontario, Newfoundland and Labrador, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia cases. The Nunavut Territory and Northwest

Territory have passed legislation permitting similar claims, but lawsuits based on this legislation have not been filed. All of these cases have been stayed pending resolution of proceedings in Canada involving three tobacco manufacturers (none of which are affiliated with us) under the Companies’ Creditors Arrangement Act discussed above. See Smoking and Health Litigation - Other Smoking and Health Class Actions above for a discussion of these proceedings. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million; these quarterly payments are expected to end in 2024. For the three months ended March 31, 2022 and 2021, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $900 million for each period. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
NPM Adjustment Disputes: The “NPM Adjustment” is a reduction in MSA payments made by the OPMs and those manufacturers that are subsequent signatories to the MSA (collectively, the “participating manufacturers” or “PMs”) that applies if the PMs collectively lose at least a specified level of market share to non-participating manufacturers since 1997, subject to certain conditions and defenses.
The independent auditor (“IA”) appointed under the MSA has calculated that PM USA’s share of the maximum potential NPM Adjustments for 2004-2021 is (exclusive of interest or earnings): $388 million for 2004; $181 million for 2005; $154 million for 2006; $185 million for 2007; $250 million for 2008; $211 million for 2009; $218 million for 2010; $166 million for 2011; $214 million for 2012; $224 million for 2013; $258 million for 2014; $313 million for 2015; $292 million for 2016; $285 million for 2017; $318 million for 2018; $415 million for 2019; $573 million for 2020; and $635 million for 2021. These maximum amounts will be reduced, likely substantially, to reflect the NPM Adjustment settlements discussed below, and potentially for current and future calculation disputes and other developments. In addition, PM USA’s recovery of these amounts, even as reduced, is dependent upon subsequent determinations regarding state-specific defenses and disputes with other PMs.
Settlements of NPM Adjustment Disputes.
▪Multi-State Settlement. By the end of 2018, PM USA entered into a multi-state settlement of NPM Adjustment disputes with a total of 36 MSA states and territories in which PM USA settled the NPM Adjustment disputes through 2022 with 35 of the 36 states, and through 2024 with one state. In March 2022, Illinois joined the multi-state settlement, settling the NPM Adjustment disputes through 2028 and bringing the total number of settling states and territories to 37. As a result, PM USA will receive approximately $80 million for 2004-2021 ($20 million of which relates to the 2019-2021 “transition years”). In connection with this development for Illinois, PM USA recorded $80 million as a reduction to cost of sales in the first quarter of 2022. Pursuant to the multi-state settlement, PM USA has received $1.15 billion and expects to receive approximately $410 million in credits to offset PM USA’s MSA payments through 2036.
▪New York Settlement. In 2015, PM USA entered into a separate NPM Adjustment settlement with New York in which PM USA settled the NPM Adjustment disputes with New York in perpetuity. PM USA has received $435 million pursuant to the New York settlement and expects to receive annual credits applied against the MSA payments due to New York going forward.
▪Montana Settlement. In 2020, PM USA entered into a separate NPM Adjustment settlement with Montana in which PM USA settled the NPM Adjustment disputes with Montana through 2030. This settlement resulted in a payment by PM USA of $4 million.
Continuing NPM Adjustment Disputes with States That Have Not Settled.
▪2004 NPM Adjustment. The PMs and the nine states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes for 2004 in a multi-state arbitration. A tenth state, Illinois, also participated in the arbitration, but joined the multi-state settlement after the arbitration panel issued its decisions described below. Hearings for nine of the 10 states concluded by the end of 2020. In September 2021, the arbitration panels issued decisions finding that two states, Missouri and Washington, were not diligent in their enforcement of their escrow statutes in 2004 and, therefore, are subject to the NPM adjustment for 2004. The arbitration panels further found that the remaining seven states were diligent in their enforcement and, therefore, are not subject to the NPM adjustment for 2004. The hearing for one remaining state concluded in March 2022; however, a decision has not yet been issued. The two states determined by the arbitration panel to be non-diligent have filed motions in applicable state courts and with the arbitration panels challenging these determinations and several issues remain to be resolved by the arbitration panels that will affect the final amount of the 2004 NPM adjustment PM USA and other PMs will receive. PM USA recorded $21 million as a reduction to cost of sales in the third quarter of 2021 for its estimate of the minimum amount of the 2004 NPM adjustment it will receive. PM USA estimates it is entitled to interest of approximately $23 million in connection with the 2004 NPM adjustment, which it recorded as interest income in the third quarter of 2021.
▪2005-2007 NPM Adjustments. The PMs and the nine states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005-2007, for eight of the nine states, and one year, 2005, for one state. As of April 25, 2022, no decisions have resulted from the arbitration.
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
In January 2021, PM USA and other PMs reached an agreement with several MSA states to waive the PMs’ claim under the most favored nation provision of the MSA in connection with a settlement between those MSA states and a non-participating manufacturer, S&M Brands, Inc. (“S&M Brands”), under which the states released certain claims against S&M Brands in exchange for receiving a portion of the funds S&M Brands deposited into escrow accounts in those states pursuant to the states’ escrow statutes. In consideration for waiving its most favored nation claim, PM USA received approximately $32 million from the escrow funds paid to those MSA states under their settlement with S&M Brands. These funds were received in January 2021 and were recorded in our condensed consolidated statement of earnings for the first quarter of 2021 as a reduction to cost of sales.
Federal Government’s Lawsuit: In 1999, the U.S. government filed a lawsuit in the U.S. District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including Altria, asserting claims under three federal statutes. The case ultimately proceeded only under the civil provisions of RICO. In August 2006, the district court held that certain defendants, including Altria and PM USA, violated RICO and engaged in seven of the eight “sub-schemes” to defraud that the government had alleged. Specifically, the court found that:
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
In 2014 and 2019, we recorded provisions totaling approximately $36 million for the estimated costs of implementing the corrective communications remedy.
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
In June 2020, the U.S. government filed a motion with the district court asking for clarification as to whether the court-ordered injunction that applies to cigarettes also applies to HeatSticks, a heated tobacco product used with the IQOS electronic device. In August 2020, we filed an opposition to the government’s motion and, in the alternative, a motion to modify the injunction to make clear it does not apply to HeatSticks. Regardless of the district court’s decisions on the pending motions, the government has indicated it will not oppose a modification to the injunction that permits PM USA to use the Modified Risk Tobacco Product claim authorized by the U.S. Food and Drug Administration for HeatSticks.
E-vapor Product Litigation
As of April 25, 2022, we are defendants in 53 class action lawsuits relating to JUUL e-vapor products. JUUL is an additional named defendant in each of these lawsuits. The theories of recovery include violation of RICO, fraud, failure to warn, design defect, negligence and unfair trade practices. Plaintiffs seek various remedies, including compensatory and punitive damages and an injunction prohibiting product sales. The 53 class action lawsuits include 28 cases involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons. Three of the class action lawsuits are pending in Canada.
We also have been named as defendants in other lawsuits involving JUUL e-vapor products, including 2,891 individual lawsuits and 800 “third party” lawsuits, which include school districts, state and local governments and tribal and healthcare organization lawsuits. JUUL is an additional named defendant in each of these lawsuits.
In October 2019, the U.S. Judicial Panel on Multidistrict Litigation ordered the coordination or consolidation of the federal individual and class action lawsuits mentioned above in the U.S. District Court for the Northern District of California for pretrial purposes.
We filed motions to dismiss certain claims in the class action and school district cases, including the federal RICO claim. In October 2020, the U.S. District Court for the Northern District of California granted the motion to dismiss the RICO class action claim without prejudice. Although it otherwise denied the motion, the court found that plaintiffs had not sufficiently alleged standing or causation with respect to their claim under California law. The court also granted the motion to dismiss the RICO claim in the cases filed by various school districts, but denied the motion in all other respects. The court gave plaintiffs the opportunity to amend their complaints to attempt to cure the deficiencies the court identified and plaintiffs filed their amended complaints in November 2020. In January 2021, we filed a renewed motion to dismiss the RICO claim, which the court denied in April 2021. The court has set dates for the first three cases to be tried in 2022, with the first case scheduled to commence in June 2022.

An additional group of cases is pending in California state courts. In January 2020, the Judicial Council of California determined that this group of cases was appropriate for coordination and assigned the group to the Superior Court of California, Los Angeles County, for pretrial purposes.
JUUL also is named in a significant number of additional individual and class action lawsuits to which we are not currently named.
Three of the “third party” lawsuits noted above against us and JUUL were initiated, individually, by the attorneys general of Alaska, Hawaii and Minnesota alleging violations of state consumer protection and other similar laws. We filed motions to dismiss each of these three lawsuits and the motions were denied in February 2022, May 2021 and June 2021, respectively. However, in the Alaska lawsuit, although the trial court declined to dismiss most of the plaintiff’s claims, the trial court did dismiss plaintiff’s public nuisance claim. JUUL is also named in other attorneys general lawsuits in which we are not currently named. As of April 25, 2022, JUUL settled four such lawsuits by, in each case, agreeing to a monetary payment (on average approximately $20 million) and to certain restrictions on its sales and marketing activities.
IQOS Litigation
In April 2020, RAI Strategic Holdings, Inc. and R.J. Reynolds Vapor Co., which are affiliates of R.J. Reynolds, filed a lawsuit against Altria, PM USA, Altria Client Services LLC, PMI and its affiliate, Philip Morris Products S.A., in the U.S. District Court for the Eastern District of Virginia. The lawsuit asserts claims of patent infringement based on the sale of the IQOS electronic device and HeatSticks in the United States. Plaintiffs seek various remedies, including preliminary and permanent injunctive relief, treble damages and attorneys’ fees. Altria and PMI have been dismissed from the lawsuit. In June 2020, the remaining defendants filed a motion to dismiss certain of plaintiffs’ claims and also filed counterclaims against the plaintiffs for infringement of various patents owned by the remaining defendants. The case was stayed in December 2020 due to the COVID-19 pandemic; however, the stay was lifted with respect to defendants’ counterclaims in February 2021. The trial is currently scheduled for June 2022.
Also in April 2020, a related patent infringement action was filed against the same defendants by the same plaintiffs, as well as R.J. Reynolds, with the U.S. International Trade Commission (“ITC”), but the remedies sought included a prohibition on the importation of the IQOS electronic device, HeatSticks and component parts into the United States and on the sale of any such products previously imported into the United States. No damages are recoverable in the proceedings before the ITC. In September 2021, the ITC issued a limited exclusion order barring the importation of the IQOS electronic device, HeatSticks and the infringing components into the United States and a cease and desist order barring domestic sales, marketing and distribution of these imported products. The orders became effective on November 29, 2021. Consequently, PM USA removed the IQOS electronic device and HeatSticks from the marketplace. In December 2021, defendants appealed the orders to the U.S. Court of Appeals for the Federal Circuit and, in January 2022, the court denied defendants’ motion to stay the orders pending the conclusion of the appeal.
An additional unrelated patent infringement case regarding the IQOS electronic device was filed in November 2020 in the U.S. District Court for the Northern District of Georgia against PM USA and Philip Morris Products S.A. seeking damages and equitable relief. In February 2021, defendants filed a motion to dismiss the lawsuit, which the court granted in July 2021. In December 2021, the U.S. District Court denied plaintiff’s motion to amend the complaint and plaintiff appealed this ruling to the U.S. Court of Appeals for the Federal Circuit, which appeal remains pending.
Antitrust Litigation
In April 2020, the FTC issued an administrative complaint against Altria and JUUL alleging that our 35% investment in JUUL and the associated agreements constitute an unreasonable restraint of trade in violation of Section 1 of the Sherman Antitrust Act of 1890 (“Sherman Act”) and Section 5 of the Federal Trade Commission Act of 1914, and substantially lessened competition in violation of Section 7 of the Clayton Antitrust Act (“Clayton Act”). If the FTC’s challenge is successful, the FTC may order a broad range of remedies, including divestiture of our minority investment in JUUL, rescission of the transaction and all associated agreements, a requirement of FTC approval of future agreements related to the development, manufacture, distribution or sale of e-vapor products and prohibition against any officer or director of either Altria or JUUL serving on the other party’s board of directors or attending meetings of the other party’s board of directors and notice to the FTC in advance of certain corporate actions, including acquisitions, mergers or certain corporate restructurings. In February 2022, the administrative law judge dismissed the FTC’s complaint and, also in February 2022, FTC complaint counsel appealed the administrative law judge’s decision to the FTC. The appeal to the FTC remains pending; however, any adverse ruling the FTC issues following its review may be appealed to any U.S. Court of Appeals.
Also as of April 25, 2022, 17 putative class action lawsuits have been filed against Altria and JUUL in the U.S. District Court for the Northern District of California. The lawsuits initially named, in addition to the two companies, certain senior executives and certain members of the board of directors of both companies as defendants; however, those individuals currently or formerly affiliated with Altria were later dismissed. In November 2020 these lawsuits were consolidated into three complaints

(one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, cite the FTC administrative complaint and allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Act and Section 7 of the Clayton Act and various state antitrust, consumer protection and unjust enrichment laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid, divestiture of our minority investment in JUUL and rescission of the transaction. We filed a motion to dismiss these lawsuits in January 2021. In August 2021, the U.S. District Court for the Northern District of California denied our motion to dismiss except with respect to plaintiffs’ claims for injunctive and equitable relief. However, plaintiffs were granted the opportunity to replead such claims by the trial court, which plaintiffs did in September 2021. In January 2022, the trial court ordered that the direct-purchaser plaintiffs’ claims against JUUL be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement. The court granted plaintiffs’ leave to replead the complaint with new direct-purchaser plaintiffs, which plaintiffs did in February 2022, substituting in four new plaintiffs.
In November 2020, we exercised our rights to convert our non-voting JUUL shares to voting shares. However, pending the outcome of the FTC administrative complaint, we currently do not intend to exercise our additional governance rights obtained upon the conversion, including the right to elect directors to JUUL’s board or to vote our JUUL shares other than as a passive investor.
Shareholder Class Action and Shareholder Derivative Lawsuits
Shareholder Class Action: In October and December 2019, two purported Altria shareholders filed putative class action lawsuits against Altria, Howard A. Willard III, our former Chairman and Chief Executive Officer, and William F. Gifford, Jr., our former Vice Chairman and Chief Financial Officer and current Chief Executive Officer, in the U.S. District Court for the Eastern District of New York. In December 2019, the court consolidated the two lawsuits into a single proceeding. The consolidated lawsuit was subsequently transferred to the U.S. District Court for the Eastern District of Virginia. The lawsuit asserts claims under Sections 10(b) and 20(a) and under Rule 10b-5 of the Exchange Act. In April 2020, JUUL, its founders and some of its current and former executives were added to the lawsuit. The claims allege false and misleading statements and omissions relating to our investment in JUUL. Plaintiffs seek various remedies, including damages and attorneys’ fees. In July 2020, the defendants filed motions to dismiss plaintiffs’ claims, which the district court denied in March 2021. In the fourth quarter of 2021, plaintiffs and defendants agreed upon a class action settlement under which, among other things, (i) all claims asserted against Altria and the other named defendants are resolved without any liability or wrongdoing attributed to them personally or to Altria and (ii) Altria will pay the class an aggregate amount of $90 million, which amount includes attorneys’ fees. The class is defined to include persons and entities who purchased or otherwise acquired shares of Altria between October 25, 2018 through April 2, 2020, subject to certain exclusions. The trial court preliminarily approved the settlement in December 2021 and granted final approval in March 2022. We recorded pre-tax provisions totaling $90 million in 2021 and, in January 2022, paid $90 million to plaintiffs’ escrow account.
Federal Shareholder Derivative Lawsuits: In August 2020, two purported Altria shareholders filed separate derivative lawsuits in the U.S. District Court for the Northern District of California on behalf of themselves and Altria, against Mr. Willard, Mr. Gifford, JUUL and certain of our executives and officers. These derivative lawsuits relate to our investment in JUUL, and assert claims of breach of fiduciary duty by the Altria defendants and aiding and abetting in that alleged breach of fiduciary duty by the remaining defendants. In March 2021, the U.S. District Court for the Northern District of California granted defendants’ motion to transfer both lawsuits to the U.S. District Court for the Eastern District of Virginia. Three additional federal derivative lawsuits were filed in October 2020, January 2021 and March 2021, respectively, in the U.S. District Court for the Eastern District of Virginia against Mr. Willard, Mr. Gifford, Mr. Crosthwaite, certain members of our Board of Directors, JUUL, its founders and some of its current and former executives. These suits assert various claims, including breach of fiduciary duty, unjust enrichment, waste of corporate assets and violations of certain federal securities laws. The remedies sought in these lawsuits include damages, disgorgement of profits, reformation of our corporate governance and internal procedures, and attorneys’ fees. In April 2021, the court consolidated the five cases pending in the Eastern District of Virginia into a single case.
State Shareholder Derivative Lawsuits: Six derivative lawsuits have been filed in Virginia state courts against Mr. Willard, Mr. Gifford, Mr. Crosthwaite (our former Chief Growth Officer and JUUL’s current Chief Executive Officer), certain members of our Board of Directors, JUUL, its founders and some of its current and former executives. The lawsuits were filed in September 2020, May 2021, June 2021, July 2021, August 2021 and August 2021, respectively. The lawsuits assert various claims, including breach of fiduciary duty, and seek remedies similar to those sought by plaintiffs in the cases pending in federal court in the Eastern District of Virginia. In successive orders from July 2021, September 2021 and January 2022, the court consolidated five of these six state derivative cases into a single consolidated case.

Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or our other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of April 25, 2022, two “Lights/Ultra Lights” class actions are pending in U.S. state courts. Neither case is active.
As of April 25, 2022, one smoking and health case alleging personal injury or seeking court-supervised programs or ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases have included lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of April 25, 2022, there is no such case pending against UST and/or its tobacco subsidiaries.
Environmental Regulation
Altria and our former subsidiaries are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States: the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. Altria and our former subsidiaries are involved in several cost recovery/contribution cases subjecting them to potential costs of remediation and natural resource damages under Superfund or other laws and regulations. We expect to continue to make capital and other expenditures in connection with environmental laws and regulations.
We provide for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change. Other than those amounts, it is not possible to reasonably estimate the cost of any environmental remediation and compliance efforts that we may undertake in the future. In the opinion of our management, however, compliance with environmental laws and regulations, including the payment of any remediation costs or damages and the making of related expenditures, has not had, and is not expected to have, a material adverse effect on our condensed consolidated results of operations, capital expenditures, financial position or cash flows.
Guarantees and Other Similar Matters
In the ordinary course of business, we have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2022, we (i) had $47 million of unused letters of credit obtained in the ordinary course of business and (ii) were contingently liable for guarantees related to our own performance, including $19 million for surety bonds recorded on our condensed consolidated balance sheet. In addition, from time to time, we issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on our liquidity.
Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of our 2008 spin-off of our former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. We do not have a related liability recorded on our condensed consolidated balance sheet at March 31, 2022 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the IQOS patent litigation discussed above under IQOS Litigation, excluding the patent infringement case filed with the U.S. District Court for the Northern District of Georgia.
PM USA has issued guarantees relating to our obligations under our outstanding debt securities, borrowings under our $3.0 billion Credit Agreement and amounts outstanding under our commercial paper program. For further discussion, see Note 9. Debt.

Note 11. New Accounting Guidance Not Yet Adopted
The following table provides a description of issued accounting guidance applicable to, but not yet adopted by, us:

Standards	Description	Effective Date for Public Entity	Effect on Financial Statements
ASU 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The guidance updates how an entity recognizes and measures contract assets and contract liabilities acquired in a business combination. Acquirers will now account for related revenue contracts in accordance with Topic 606 as if it had originated the contract.	The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.	We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
When used in this Quarterly Report on Form 10-Q (“Form 10-Q”), the terms “Altria,” “we,” “us” and “our” refer to either (i) Altria Group, Inc. and its consolidated subsidiaries or (ii) Altria Group, Inc. only and not its consolidated subsidiaries, as appropriate in the context.
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we refer to the following “adjusted” financial measures: adjusted operating companies income (loss) (“OCI”); adjusted OCI margins; adjusted net earnings attributable to Altria; adjusted diluted earnings per share attributable to Altria; and adjusted effective tax rates. These adjusted financial measures are not required by, or calculated in accordance with, United States generally accepted accounting principles (“GAAP”) and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. For a further description of these non-GAAP financial measures, see the Non-GAAP Financial Measures section below.
Executive Summary
Our Business
We have a leading portfolio of tobacco products for U.S. tobacco consumers age 21+. Our Vision by 2030 is to responsibly lead the transition of adult smokers to a smoke-free future (“Vision”). We are Moving Beyond Smoking™, leading the way in moving adult smokers away from cigarettes by taking action to transition millions to potentially less harmful choices - believing it is a substantial opportunity for adult tobacco consumers, our businesses and society.
Our wholly owned subsidiaries include leading manufacturers of both combustible and smoke-free products. In combustibles, we own Philip Morris USA Inc. (“PM USA”), the most profitable U.S. cigarette manufacturer, and John Middleton Co. (“Middleton”), a leading U.S. cigar manufacturer.
Our smoke-free portfolio includes ownership of U.S. Smokeless Tobacco Company LLC (“USSTC”), the leading global moist smokeless tobacco (“MST”) manufacturer, and Helix Innovations LLC (“Helix”), a rapidly growing manufacturer of oral nicotine pouches. We also enhance our smoke-free product portfolio with exclusive U.S. commercialization rights to the IQOS Tobacco Heating System and Marlboro HeatSticks, and an equity investment in JUUL Labs, Inc. (“JUUL”).
We also own equity investments in Anheuser-Busch InBev SA/NV (“ABI”), the world’s largest brewer, and Cronos Group Inc. (“Cronos”), a leading Canadian cannabinoid company.
The brand portfolios of our tobacco operating companies include Marlboro, Black & Mild, Copenhagen, Skoal and on!. Trademarks and service marks related to Altria referenced in this Form 10-Q are the property of Altria or our subsidiaries or are used with permission.
Trends and Developments
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we discuss factors that have impacted our business as of the date of this Form 10-Q. In addition, we are aware of certain trends and developments that could, individually or in the aggregate, have a material impact on our business, including the value of our equity investments, in the future. In this Trends and Developments section, we focus on the potential effects on our business resulting from the recent rise in the rate of inflation, the continuing effects of the COVID-19 pandemic and the Russian invasion of Ukraine.
The Russian invasion of Ukraine has exacerbated increasing global energy prices, and, together with other macroeconomic factors such as supply and demand imbalances and labor shortages, contributed to the recent historic rise in the rate of inflation. A dramatic rise in inflation, coupled with the end of government stimulus, could impact our business, including by causing changes in adult tobacco consumer purchasing behavior. We have observed increased cigarette industry discount retail share in recent quarters. If not offset by corresponding wage increases, higher rates of inflation could result in lower levels of disposable income among adult tobacco consumers, which could further increase cigarette industry discount retail share. Increases in inflation also have a direct and adverse impact on our Master Settlement Agreement (“MSA”) expense and other direct and indirect costs. We expect inflation to continue at increased levels in 2022, and the extent of any effects on adult tobacco consumer purchasing behavior depends in part on the magnitude and duration of such increase. See Operating Results by Business Segment - Tobacco Space - Business Environment for additional information on evolving trends in the tobacco industry and the impacts to our business from increased inflation.
The COVID-19 pandemic continues to contribute to volatility in the domestic and global economies, including disruptions in the supply and distribution chain, and changes in consumer behavior. The economic and business repercussions of COVID-19 have been compounded by the Russian invasion of Ukraine. While our operating companies focus on the manufacture and sale of tobacco products in the United States and have little direct exposure to the impacted regions, we have experienced negative effects on the cost and availability of certain raw materials and component parts for our operating companies’ products. We have worked to mitigate the potential negative impacts of these macroeconomic and geopolitical dynamics on our businesses through, among other actions, proactive engagement with current and potential suppliers and distributors, the development of alternative sourcing strategies, long-term supply contracts, implementation of COVID-19 protocols at our facilities and prudent oversight of our liquidity. See Operating Results by Business Segment - Tobacco Space - Business Environment for additional information on the supply chain and other impacts of the macroeconomic and geopolitical environment on our business.
Tobacco companies are subject to broad and evolving regulatory and legislative frameworks that could have a material impact on our business. For example, the U.S. Food and Drug Administration (the “FDA”) has stated its intention to issue proposed product standards regarding menthol in cigarettes and characterizing flavors in cigars in the near future. See Operating Results by Business Segment - Tobacco Space - Business Environment for additional information on the nature, scope and potential impacts of regulatory and legislative developments.
ABI’s business also has been impacted by macroeconomic and geopolitical factors. ABI has been adversely impacted by supply chain constraints across certain markets, adverse transactional foreign exchange rates, inflation and commodity cost headwinds. ABI also has direct exposure to the Russia and Ukraine regions through a joint venture. As result, in the first quarter of 2022, ABI will record a non-cash impairment charge on its joint venture. We do not believe JUUL’s business has been materially impacted by macroeconomic and geopolitical factors, but the effect of rising U.S. interest rates has resulted in an increase to the discount rate, which adversely impacted the fair value of our investment in JUUL at March 31, 2022. See Note 3. Investments in Equity Securities to our condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q (“Item 1”) for additional information on impacts on our equity investments.
We are also monitoring the increased risk of cyber attacks as a result of the Russian invasion of Ukraine. We have implemented heightened cybersecurity monitoring of our systems and those of our critical suppliers designed to address the evolving threat landscape.
To date, we have not experienced any material adverse effects on our business or our ability to achieve our Vision as a result of the trends and developments discussed above. As the trends and developments discussed above evolve and new ones emerge, we will continue to carefully evaluate the potential impacts on our business and our Vision.

Consolidated Results of Operations for the Three Months Ended March 31, 2022
The changes in net earnings attributable to Altria and diluted earnings per share (“EPS”) attributable to Altria for the three months ended March 31, 2022, from the three months ended March 31, 2021, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the three months ended March 31, 2021	$1,424	$0.77
2021 NPM Adjustment Items	(24)	(0.01)
2021 Asset impairment, exit, implementation, acquisition and disposition-related costs	37	0.02
2021 Tobacco and health and certain other litigation items	26	0.01
2021 JUUL changes in fair value	200	0.10
2021 ABI-related special items	(100)	(0.05)
2021 Cronos-related special items	(70)	(0.04)
2021 Loss on early extinguishment of debt	496	0.27
2021 Income tax items	(6)	—
Subtotal 2021 special items	559	0.30
2022 NPM Adjustment Items	45	0.02
2022 Asset impairment, exit, implementation, acquisition and disposition-related costs	(5)	—
2022 Tobacco and health and certain other litigation items	(9)	—
2022 JUUL changes in fair value	(100)	(0.05)
2022 ABI-related special items	47	0.02
2022 Cronos-related special items	(61)	(0.03)
2022 Income tax items	(5)	—
Subtotal 2022 special items	(88)	(0.04)
Fewer shares outstanding	—	0.02
Change in tax rate	(4)	—
Operations	68	0.03
For the three months ended March 31, 2022	$1,959	$1.08

2022 Reported Net Earnings	$1,959	$1.08
2021 Reported Net Earnings	$1,424	$0.77
% Change	37.6%	40.3%

2022 Adjusted Net Earnings and Adjusted Diluted EPS	$2,047	$1.12
2021 Adjusted Net Earnings and Adjusted Diluted EPS	$1,983	$1.07
% Change	3.2%	4.7%
For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted earnings attributable to Altria and adjusted diluted EPS attributable to Altria, see the Consolidated Operating Results section below.
▪Fewer Shares Outstanding: Fewer shares outstanding were due to shares we repurchased under our share repurchase program.
▪Operations: The increase of $68 million in operations (which excludes the impact of special items shown in the table above) was due primarily to the following:
•higher OCI (primarily in our smokeable products segment); and
•lower interest and other debt expense, net;
partially offset by:
•lower income from our equity investment in ABI.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.

2022 Forecasted Results
We expect our 2022 full-year adjusted diluted EPS to be in a range of $4.79 to $4.93, representing a growth rate of 4% to 7% over our 2021 full-year adjusted diluted EPS of $4.61, as shown in the first table below. We continue to expect that 2022 adjusted diluted EPS growth will be weighted toward the second half of the year. While the 2022 full-year adjusted diluted EPS guidance accounts for a range of scenarios, the external environment remains dynamic. We will continue to monitor conditions related to (i) the economy, including the impact of increased inflation and global supply chain disruptions, (ii) the impact of current and future COVID-19 variants and mitigation strategies, (iii) adult tobacco consumer dynamics, including tobacco usage occasions, available disposable income, purchasing patterns and adoption of smoke-free products, (iv) regulatory and legislative developments and (v) the impacts of the Russian invasion of Ukraine.
Our 2022 full-year adjusted diluted EPS guidance range includes planned investments in support of our Vision, such as (i) costs to enhance our digital consumer engagement system, (ii) increased smoke-free product research, development and regulatory preparation expenses and (iii) marketplace activities in support of our smoke-free products. The guidance range also includes anticipated inflationary increases in MSA expenses and direct materials costs and our current expectation that PM USA will not have access to the IQOS system in 2022.

Reconciliation of 2021 Reported Diluted EPS to 2021 Adjusted Diluted EPS
2021 Reported diluted EPS	$1.34
NPM Adjustment Items	(0.03)
Asset impairment, exit, implementation, acquisition and disposition-related costs	0.05
Tobacco and health and certain other litigation items	0.07
ABI-related special items	2.66
Cronos-related special items	0.25
Loss on early extinguishment of debt	0.27
2021 Adjusted diluted EPS	$4.61
The following (income) expense items are excluded from our 2022 forecasted adjusted diluted EPS growth rate:

(Income) Expense Excluded from 2022 Forecasted Adjusted Diluted EPS
NPM Adjustment Items	$(0.02)
JUUL changes in fair value	0.05
ABI-related special items	(0.02)
Cronos-related special items	0.03
$0.04
For a discussion of certain income and expense items excluded from the forecasted results above, see the Consolidated Operating Results section below.
Our full-year adjusted diluted EPS forecast excludes the impact of certain income and expense items, including those items noted in the Non-GAAP Financial Measures section below, that our management believes are not part of underlying operations. Our management cannot estimate on a forward-looking basis the impact of these items on our reported diluted EPS because these items, which could be significant, may be unusual or infrequent, are difficult to predict and may be highly variable. As a result, we do not provide a corresponding GAAP measure for, or reconciliation to, our adjusted diluted EPS forecast.
Non-GAAP Financial Measures
While we report our financial results in accordance with GAAP, our management reviews OCI, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate the performance of, and allocate resources to, our segments. Our management also reviews certain financial results, including OCI, OCI margins, net earnings attributable to Altria and diluted EPS, on an adjusted basis, which excludes certain income and expense items that our management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, asset impairment charges, acquisition-related and disposition-related costs, equity investment-related special items (including any changes in fair value of our equity investment recorded using the fair value option and any changes in the fair value of related warrants and preemptive rights), certain income tax items, charges associated with tobacco and health and certain other litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the MSA (such dispute resolutions are referred to as “NPM Adjustment Items”). Our management does not view any of these special items to be part of our underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results. Our management also reviews income tax rates on an adjusted basis. Our adjusted effective tax rate may exclude certain income tax items from our reported effective tax rate.
Our management believes that adjusted financial measures provide useful additional insight into underlying business trends and results, and provide a more meaningful comparison of year-over-year results. Our management uses adjusted financial measures and regularly provides these to our chief operating decision maker (“CODM”) for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. These adjusted financial measures are not required by, or calculated in accordance with GAAP and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Except as noted in the 2022 Forecasted Results section above, when we provide a non-GAAP measure in this Form 10-Q, we also provide a reconciliation of that non-GAAP financial measure to the most directly comparable GAAP financial measure.
Discussion and Analysis
Consolidated Operating Results

	For the Three Months Ended March 31,
(in millions)	2022	2021
Net Revenues:
Smokeable products	$5,265	$5,250
Oral tobacco products	613	626
Wine	—	150
All other	14	10
Net revenues	$5,892	$6,036
Excise Taxes on Products:
Smokeable products	$1,044	$1,121
Oral tobacco products	29	31
Wine	—	4
Excise taxes on products	$1,073	$1,156
Operating Income:
OCI:
Smokeable products	$2,559	$2,372
Oral tobacco products	407	392
Wine	—	18
All other	(5)	(14)
Amortization of intangibles	(17)	(17)
General corporate expenses	(60)	(61)
Operating income	$2,884	$2,690
As discussed further in Note 8. Segment Reporting to our condensed consolidated financial statements in Item 1 (“Note 8”), our CODM reviews OCI to evaluate the performance of, and allocate resources to, our segments. Our management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of our business segments.

The following table provides a reconciliation of adjusted net earnings attributable to Altria and adjusted diluted EPS attributable to Altria for the three months ended March 31:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Net Earnings Attributable to Altria	Diluted EPS
2022 Reported	$2,673	$714	$1,959	$1,959	$1.08
NPM Adjustment Items	(60)	(15)	(45)	(45)	(0.02)
Asset impairment, exit, implementation, acquisition and disposition-related costs	7	2	5	5	—
Tobacco and health and certain other litigation items	12	3	9	9	—
JUUL changes in fair value	100	—	100	100	0.05
ABI-related special items	(59)	(12)	(47)	(47)	(0.02)
Cronos-related special items	61	—	61	61	0.03
Income tax items	—	(5)	5	5	—
2022 Adjusted for Special Items	$2,734	$687	$2,047	$2,047	$1.12

2021 Reported	$1,937	$516	$1,421	$1,424	$0.77
NPM Adjustment Items	(32)	(8)	(24)	(24)	(0.01)
Asset impairment, exit, implementation, acquisition and disposition-related costs	48	11	37	37	0.02
Tobacco and health and certain other litigation items	35	9	26	26	0.01
JUUL changes in fair value	200	—	200	200	0.10
ABI-related special items	(128)	(28)	(100)	(100)	(0.05)
Cronos-related special items	(70)	—	(70)	(70)	(0.04)
Loss on early extinguishment of debt	649	153	496	496	0.27
Income tax items	—	6	(6)	(6)	—
2021 Adjusted for Special Items	$2,639	$659	$1,980	$1,983	$1.07

The following special items affected the comparability of statements of earnings amounts for the three months ended March 31, 2022 and 2021:
▪NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation in Note 10. Contingencies to our condensed consolidated financial statements in Item 1 (“Note 10”) and NPM Adjustment Items in Note 8, respectively.
▪Asset Impairment, Exit, Implementation, Acquisition and Disposition-Related Costs: For a discussion of acquisition-related costs for the three months ended March 31, 2021, see Note 8.
▪Tobacco and Health and Certain Other Litigation Items: For a discussion of tobacco and health and certain other litigation items and a breakdown of these costs by segment, see Note 10 and Tobacco and Health and Certain Other Litigation Items in Note 8, respectively.
▪JUUL Changes in Fair Value: We reported non-cash, pre-tax unrealized losses of $100 million and $200 million for the three months ended March 31, 2022 and 2021, respectively, as (income) losses from equity investments in our condensed consolidated statements of earnings as a result of decreases in the estimated fair value of our investment in JUUL. We recorded corresponding adjustments to the JUUL tax valuation allowance in 2022 and 2021. For further discussion, see Note 3. Investments in Equity Securities to our condensed consolidated financial statements in Item 1 (“Note 3”).
▪ABI-Related Special Items: We recorded net pre-tax income of $59 million from our equity investment in ABI for the three months ended March 31, 2022, consisting primarily of mark-to-market gains on certain ABI financial instruments associated with its share commitments.
We recorded net pre-tax income of $128 million from our equity investment in ABI for the three months ended March 31, 2021, consisting primarily of (i) ABI’s completion of the issuance of a minority stake in its U.S.-based metal container operations, (ii) mark-to-market gains on certain ABI financial instruments associated with its share commitments and (iii) charges associated with an early bond termination by ABI.
These amounts include our respective share of the amounts recorded by ABI and additional adjustments related to (i) conversion from international financial reporting standards to GAAP and (ii) adjustments to our investment required under the equity method of accounting.
▪Cronos-Related Special Items: We recorded net pre-tax (income) expense consisting of the following:

	For the Three Months Ended March 31,
(in millions)	2022	2021
(Gain) loss on Cronos-related financial instruments (1)	$10	$(110)
(Income) losses from equity investments (2)	51	40
Total Cronos-related special items - (income) expense	$61	$(70)
(1)Amounts are related to the non-cash change in the fair value of the warrant and certain anti-dilution protections (the “Fixed-price Preemptive Rights”) acquired in the Cronos transaction.
(2)Amounts include our share of special items recorded by Cronos and additional adjustments, if required under the equity method of accounting, related to our investment in Cronos.
We recorded corresponding adjustments to the Cronos tax valuation allowance in 2022 and 2021.
For further discussion, see Note 3.
▪Loss on Early Extinguishment of Debt: We recorded pre-tax losses of $649 million for the three months ended March 31, 2021 as a result of the completion of debt tender offers and redemption for certain of our long-term senior unsecured notes as discussed in Note 9. Debt to our condensed consolidated financial statements in Item 1 (“Note 9”).
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Net revenues, which include excise taxes billed to customers, decreased $144 million (2.4%), due primarily to the sale of our wine business in October 2021.
Cost of sales decreased $162 million (10.1%), due primarily to the sale of our wine business, lower shipment volume in our smokeable products segment and higher NPM Adjustment Items in 2022, partially offset by higher per unit settlement charges.
Excise taxes on products decreased $83 million (7.2%), due primarily to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs decreased $93 million (16.0%), due primarily to acquisition-related costs in 2021 in our oral tobacco products segment, the sale of our wine business and lower tobacco and health and certain other litigation items in our smokeable products segment.
Operating income increased $194 million (7.2%), due primarily to higher operating results in our smokeable products segment.
Interest and other debt expense, net decreased $27 million (8.8%), due primarily to lower interest costs in 2022 as a result of debt maturities and refinancing activities in 2021.
(Income) losses from equity investments decreased $17 million (33.3%), due primarily to lower income from our equity investment in ABI, which included a negative impact from special items, partially offset by lower non-cash unrealized losses on changes in the estimated fair value of our investment in JUUL.
Reported net earnings attributable to Altria of $1,959 million increased $535 million (37.6%), due primarily to the loss on early extinguishment of debt in 2021, higher operating income and lower interest and other debt expense, net, partially offset by an unfavorable impact on Cronos-related financial instruments. Reported basic and diluted EPS attributable to Altria of $1.08, each increased by 40.3%, due to higher reported net earnings attributable to Altria and fewer shares outstanding.
Adjusted net earnings attributable to Altria of $2,047 million increased $64 million (3.2%), due primarily to higher OCI, primarily in our smokeable products segment, and lower interest and other debt expense, net, partially offset by lower income from our equity investment in ABI. Adjusted diluted EPS attributable to Altria of $1.12 increased by 4.7%, due to higher adjusted net earnings attributable to Altria and fewer shares outstanding.

Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect our business and our consolidated results of operations, cash flows or financial position or our ability to achieve our Vision. These challenges, some of which are discussed in more detail in Note 10 and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), include:
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
▪reductions in cigarette and MST products consumption levels due to growth of innovative tobacco products;
▪increased efforts by tobacco control advocates and other private sector entities (including retail establishments) to further restrict the availability and use of tobacco products;
▪changes in adult tobacco consumer purchase behavior, which is influenced by various factors such as macroeconomic conditions (including inflation), excise taxes and price gap relationships, may result in adult tobacco consumers switching to discount products or other lower-priced tobacco products;
▪the highly competitive nature of all tobacco categories, including competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation and the proliferation of innovative tobacco products, such as e-vapor and oral nicotine pouch products;
▪illicit trade in tobacco products; and
▪potential adverse changes in prices, availability and quality of tobacco, other raw materials and component parts, including as a result of changes in macroeconomic and geopolitical conditions.
In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences are continuing to impact the tobacco industry. We believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral nicotine pouches. Adult smokers continue to transition from cigarettes to exclusive use of smoke-free tobacco product alternatives, which aligns with our Vision.
We work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the United States through innovation and other growth strategies (including, where appropriate, arrangements with, or investments in, third parties).
Over the past two years, the legislative and regulatory activities discussed below negatively impacted growth in the e-vapor category. Despite the challenges these activities have created and continue to create in the marketplace, the e-vapor category experienced moderate growth in 2021 and remains competitive.
Oral nicotine pouch retail share of the total oral tobacco category grew significantly over the prior year from 13.1% for the three months ended March 31, 2021 to 19.3% for the three months ended March 31, 2022. The oral nicotine pouch category has become increasingly competitive.
We are monitoring the sale and distribution of synthetic nicotine products, including in the form of e-vapor products and oral nicotine pouches. As a result of recent amendments to the U.S. Food, Drug and Cosmetic Act, synthetic nicotine products are now subject to FDA regulatory oversight, as discussed further below. We believe FDA regulatory actions, which may be subject to legal challenges, will further impact the competitive environment.

We believe the innovative tobacco product categories will continue to be dynamic due to competition, adult tobacco consumer exploration of a variety of tobacco product options, adult tobacco consumer perceptions of the relative risks of smoke-free products compared to cigarettes, FDA determinations on product applications and legislative actions.
For the three months ended March 31, 2022, we estimate that, when adjusted for trade inventory movements, calendar differences and other factors, domestic cigarette industry volume declined by 6.5%. We expect 2022 cigarette industry volume trends to continue to be most influenced by (i) disposable income, purchasing patterns and adoption of smoke-free products, (ii) macroeconomic conditions (including increased inflation and gasoline prices, partially offset by low unemployment and wage inflation), (iii) cross-category movement, (iv) the potential impact of COVID-19 variants and (v) regulatory and legislative (including excise tax) developments.
Macroeconomic conditions (including a high inflationary environment) can also impact adult tobacco consumer purchasing behavior. For example, economic downturns have coincided with adult tobacco consumers choosing discount products and other lower priced tobacco products. Beginning in January 2022, the Omicron variant of COVID-19 impacted consumer purchasing behavior, resulting in a short-term decrease in retail trips and tobacco sales volume. In addition, gas prices increased due to the Russian invasion of Ukraine. Increases in inflation as a result of macroeconomic and geopolitical conditions put pressure on discretionary income as the Consumer Price Index reached a 40 year high in March 2022. These economic headwinds were partially offset by positive wage inflation, increases in federal tax refund payments, and low unemployment in comparison to the three months ended March 31, 2021. Overall market conditions throughout the three months ended March 31, 2022, have been accompanied by sequential growth of cigarette industry discount retail share of 0.3% to 26.4%. We expect fluctuations in discount cigarette share to continue as price sensitive adult tobacco consumers react to their economic conditions.
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
The FSPTCA also bans descriptors such as “light,” “low” or “mild” when used as descriptors of modified risk, unless expressly authorized by the FDA. In connection with a 2016 lawsuit initiated by Middleton, the U.S. Department of Justice, on behalf of the FDA, informed Middleton that the FDA does not intend to bring an enforcement action against Middleton for the use of the term “mild” in the trademark “Black & Mild.” Consequently, Middleton dismissed its lawsuit without prejudice. If the FDA were to change its position at some later date, Middleton would have the opportunity to bring another lawsuit.
In March 2022, the U.S. Congress expanded the statutory definition of tobacco products to include tobacco products that contain nicotine derived from any source, including synthetic nicotine. We advocated for FDA regulatory oversight of synthetic nicotine products. The amendment became effective on April 14, 2022. See the Pre-Market Review Pathways for Tobacco Products and Market Authorization Enforcement below for additional information on the effects of the statutory change.
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
Subject to certain limitations arising from legal challenges, the Final Tobacco Marketing Rule took effect in June 2010 for cigarettes and smokeless tobacco products, in August 2016 for all other tobacco products, including e-vapor and oral nicotine pouch products containing tobacco-derived nicotine, and in April 2022 for tobacco products, including e-vapor and oral nicotine pouch products, that contain synthetic nicotine.
▪Rulemaking and Guidance: From time to time, the FDA issues proposed regulations and guidance, which may be issued in draft or final form, generally involve public comment and may include scientific review. The FDA also may request comments on broad topics through an Advanced Notice of Proposed Rulemaking (“ANPRM”). We actively engage with the FDA to develop and implement the FSPTCA’s regulatory framework, including submission of comments to various FDA policies and proposals and participation in public hearings and engagement sessions.
The FDA’s implementation of the FSPTCA and related regulations and guidance also may have an impact on enforcement efforts by states, territories and localities of their laws and regulations as well as of the State Settlement Agreements discussed below (see State Settlement Agreements below).  Such enforcement efforts may adversely affect our ability to market and sell regulated tobacco products in those states, territories and localities and impact the value of our investment in JUUL.
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
▪tobacco products that were first regulated by the FDA in 2016, including cigars, e-vapor products and oral nicotine pouches that are not Grandfathered Products, are generally products for which either an SE report or PMTA needed to be filed by September 9, 2020; and
▪tobacco products containing nicotine from any source other than tobacco (e.g., synthetic nicotine) that were on the market between March 15, 2022 and April 14, 2022 and are not Grandfathered Products are generally products for which a manufacturer must file a PMTA by May 14, 2022. A manufacturer may keep such a product on the market until July 13, 2022 provided that a PMTA is filed by May 14, 2022. Thereafter, unless the FDA grants the product a marketing order by July 13, 2022, the product becomes unlawful and subject to the FDA’s enforcement discretion.
Modifications to currently marketed products, including modifications that result from, for example, changes to the quantity of tobacco product(s) in a package, a manufacturer being unable to acquire ingredients or a supplier being unable to maintain the consistency required in ingredients, could trigger the FDA’s pre-market or SE review processes. Through these processes, a manufacturer could receive (i) a “not substantially equivalent” determination, (ii) a denial of a PMTA or (iii) a marketing order withdrawal by the FDA on one or more products, which would require the removal of the product or products from the market. In addition, new scientific data continues to be developed related to innovative tobacco products, which could impact FDA’s determination as to whether a product is, or continues to be, appropriate for the protection of public health and could, therefore, result in the removal of one or more products from the market. Any such actions affecting our or JUUL’s products could have a material adverse impact on our business and our consolidated results of operations, cash flows or financial position, including an adverse impact on the value of our investment in JUUL (due to the impact on JUUL’s business).
Products Regulated in 2009: Most cigarette and smokeless tobacco products currently marketed by PM USA and USSTC are “Provisional Products.” PM USA and USSTC timely submitted SE reports for these Provisional Products and have received SE determinations on certain Provisional Products. Those products that were found by the FDA to be not substantially equivalent (certain smokeless tobacco products) had been discontinued for business reasons prior to the FDA’s determinations; therefore, those determinations did not impact business results. PM USA and USSTC have other Provisional Products that continue to be subject to the FDA’s pre-market review process. In the meantime, they can continue marketing these products unless the FDA determines that a specific Provisional Product is not substantially equivalent.
In addition, the FDA has communicated that it will not review a certain subset of Provisional Product SE reports and that the products that are the subject of those reports can continue to be legally marketed without further FDA review. PM USA and USSTC have Provisional Products included in this subset of products.
While we believe PM USA’s and USSTC’s current Provisional Products meet the statutory requirements of the FSPTCA, we cannot predict how the FDA will ultimately apply law, regulation and guidance to their various SE reports. Should PM USA or USSTC receive unfavorable determinations on any SE reports currently pending with the FDA, we believe PM USA and USSTC can replace the vast majority of these product volumes with other FDA authorized products or with Grandfathered Products.
Cigarette and smokeless tobacco products introduced into the market or modified after March 22, 2011 are “Non-Provisional Products” and must receive a marketing order from the FDA prior to being offered for sale. Marketing orders for Non-Provisional Products may be obtained by filing an SE report, PMTA or using another pre-market pathway established by the FDA. PM USA and USSTC may not be able to obtain a marketing order for non-provisional products because the FDA may determine that any such product does not meet the statutory requirements for approval.
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
Helix submitted PMTAs for on! oral nicotine pouches in May 2020. JUUL submitted PMTAs for its e-vapor device and the related tobacco and menthol flavors in July 2020. As of April 25, 2022, the FDA has not issued marketing order decisions for any on! or JUUL products. In addition, as of April 25, 2022, Middleton has received market orders or exemptions that cover over 99% of its cigar product volume.
In December 2013, we entered into a series of agreements with Philip Morris International Inc. (“PMI”), including an agreement that grants us an exclusive right to commercialize certain of PMI’s heated tobacco products in the United States, subject to FDA authorization of the applicable products. PMI submitted a PMTA and a modified risk tobacco product (“MRTP”) application with the FDA for its electronically heated tobacco products comprising the IQOS Tobacco Heating System. The IQOS devices heat, but do not burn tobacco. In April 2019, the FDA authorized the PMTA for the IQOS Tobacco Heating System and in July 2020, the FDA authorized the marketing of this system as an MRTP with a reduced exposure claim.

In December 2020, the FDA authorized the PMTA for IQOS 3, an updated version of the IQOS devices, and in March 2022 authorized the marketing of the IQOS 3 device as an MRTP with the same reduced exposure claim.
In September 2021, in connection with a patent dispute, the U.S. International Trade Commission (“ITC”) issued a cease and desist order, effective as of November 29, 2021, banning (i) the importation of the IQOS devices, Marlboro HeatSticks and infringing components into the United States and (ii) the sale, marketing and distribution of such imported products in the United States. As a result, we removed the products from the marketplace. For a further discussion of the ITC decision, see Note 10.
In October 2021, the FDA authorized the marketing and sale of four of USSTC’s Verve oral nicotine products, including Green Mint and Blue Mint varieties, representing the first flavored product authorizations issued by the FDA for newly deemed innovative products. These products are not currently marketed or sold.
Post-Market Surveillance: Manufacturers that receive product authorizations through the PMTA process must adhere to the FDA post-market record keeping and reporting requirements, as detailed in market orders and in the final PMTA rule that went into effect in November 2021. This includes notification of all marketing activities. The IQOS Tobacco Heating System is subject to this post-market surveillance requirement. The FDA may amend requirements of a market order or withdraw the market order based on this information if, among other reasons, it determines that the continued marketing of the products is no longer appropriate for the protection of the public health.
Effect of Adverse FDA Determinations: FDA review time frames have varied. It is therefore difficult to predict the duration of FDA reviews of SE reports or PMTAs. Failure of manufacturers to submit applications by the applicable deadline, an unfavorable determination on an application, the withdrawal by the FDA of a prior marketing order or other changes in FDA regulatory requirements could result in the removal of products from the market. These manufacturers would have the option of marketing products that have received FDA pre-market authorization or Grandfathered Products. A “not substantially equivalent” determination, a denial of a PMTA or a marketing order withdrawal by the FDA on one or more products (which would require the removal of the product or products from the market) could have a material adverse impact on our business and our consolidated results of operations, cash flows or financial position, including an adverse impact on the value of our investment in JUUL (due to the impact on JUUL’s business). Also, an adverse FDA determination on one or more innovative tobacco products could impede our ability to achieve our Vision.
▪FDA Regulatory Actions
▪Graphic Warnings: In March 2020, the FDA issued a final rule requiring 11 textual warnings accompanied by color graphics depicting certain negative health consequences of smoking on cigarette packaging and advertising. The final rule is currently set to become effective on April 9, 2023. PM USA and other cigarette manufacturers have filed lawsuits challenging the final rule on substantive and procedural grounds.
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
▪Underage Access and Use of Certain Tobacco Products: The FDA announced regulatory actions in September 2018 to address underage access and use of e-vapor products. We have engaged with the FDA on this topic and have reaffirmed to the FDA our ongoing and long-standing commitment to preventing underage use. For example, during 2019, we advocated raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels to further address underage use, which is now federal law. See Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products below for further discussion. In addition, through our retailer incentive program, stores representing over half of PM USA’s cigarette volume have implemented point-of-sale age validation technology.
Additionally, the FDA issued final guidance in April 2020, stating that it intends to prioritize enforcement action against certain product categories, including cartridge-based, flavored e-vapor products and products targeted to minors.
▪Flavored Electronic Nicotine Delivery System (“ENDS”) Products: Some e-vapor product manufacturers filed PMTAs for flavored tobacco products. As of April 25, 2022, many of these manufacturers received marketing denial orders for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefit of their products to adult smokers overcomes the risk that their products pose to youth. The FDA has communicated in these marketing denial orders that vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of Public Health” standard and that successful applications will require strong, product-specific evidence. A number of manufacturers are appealing the marketing denial orders for their products. If the FDA does not ultimately allow for the reintroduction of flavors other than tobacco, it could adversely affect the value of our investment in JUUL (due to the impact on JUUL’s business).
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
▪Flavors in Tobacco Products: As discussed above under FDA’s Comprehensive Plan for Tobacco and Nicotine Regulation, the FDA indicated that it is considering proposing rulemaking for a product standard that would seek to ban menthol in combustible tobacco products, including cigarettes and cigars, and that it intends to propose a product standard that would ban characterizing flavors in all cigars, including Grandfathered Products and those that have received SE determinations from the FDA - an intention reiterated in the FDA’s January 2020 guidance. In March 2018, the FDA issued an ANPRM seeking comments on the role, if any, that flavors (including menthol) in tobacco products may play in attracting youth and in helping some smokers switch to potentially less harmful forms of nicotine delivery. In the context of litigation, in April 2021, the FDA issued a response to a 2013 citizen petition requesting that the FDA prohibit menthol as a characterizing flavor in cigarettes. In the response, the FDA announced it intends to develop and propose two product standards, which are expected by the second quarter of 2022, that would (i) ban menthol as a characterizing flavor in cigarettes and (ii) ban all characterizing flavors (including menthol) in cigars. While the FDA has yet to define “characterizing flavors” with respect to cigars, most of Middleton’s cigar products contain added flavors and may be subject to any action by the FDA to ban flavors in cigars. It is possible that the FDA may pursue a product standard for flavors in innovative tobacco products, including e-vapor products and oral nicotine pouches.
▪NNN in Smokeless Tobacco: In January 2017, the FDA proposed a product standard for N-nitrosonornicotine (“NNN”) levels in finished smokeless tobacco products.
▪If any one or more of the foregoing potential product standards were to become final and was appealed and upheld in the courts, it could have a material adverse effect on our business and our consolidated results of operations, cash flows or financial position, including, in certain cases, an adverse effect on the value of our investment in JUUL (due to the impact on JUUL’s business).
▪Good Manufacturing Practices: The FSPTCA requires that the FDA promulgate good manufacturing practice regulations (referred to by the FDA as “Requirements for Tobacco Product Manufacturing Practice”) for tobacco product manufacturers, but does not specify a timeframe for such regulations. Compliance with any such regulations could result in increased costs, which could have a material adverse effect on our business and our consolidated results of operations, cash flows or financial position, including an adverse effect on the value of our investment in JUUL (due to the impact on JUUL’s business).
▪Impact on Our Business; Compliance Costs and User Fees: FDA regulatory actions under the FSPTCA could have a material adverse effect on our business and our consolidated results of operations, cash flows or financial position in various ways. For example, actions by the FDA could:
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
The failure to comply with FDA regulatory requirements, even inadvertently, and FDA enforcement actions also could have a material adverse effect on our business and our consolidated results of operations, cash flows or financial position, including an adverse effect on the value of our investment in JUUL (due to the impact on JUUL’s business).

The FSPTCA imposes user fees on cigarette, cigarette tobacco, smokeless tobacco, cigar and pipe tobacco manufacturers and importers to pay for the cost of regulation and other matters. The FSPTCA does not impose user fees on e-vapor or oral nicotine pouch manufacturers. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA user fees and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the FSPTCA and FDA regulations. Payments for user fees are adjusted for several factors, including market share and industry volume. For a discussion of the impact of the FDA user fee payments on Altria, see Liquidity and Capital Resources - Payments Under State Settlement Agreements and FDA Regulation below. In addition, compliance with the FSPTCA’s regulatory requirements has resulted, and will continue to result, in additional costs. The amount of additional compliance and related costs has not been material in any given quarter or year to date period but could become material, either individually or in the aggregate.
▪Investigation and Enforcement: The FDA has a number of investigatory and enforcement tools available to it, including document requests and other required information submissions, facility inspections, facility closures, examinations and investigations, injunction proceedings, monetary penalties, product withdrawal and recall orders, and product seizures. Investigations or enforcement actions could result in significant costs or otherwise have a material adverse effect on our business and our consolidated results of operations, cash flows or financial position, including an adverse effect on the value of our investment in JUUL (due to the impact on JUUL’s business).
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
During 2021, the U.S. Congress considered legislation that would have significantly increased the federal excise tax for all tobacco products and created a new tax for e-vapor products and other products containing nicotine that are not currently subject to a tobacco federal excise tax (“novel tobacco products”). The U.S. House of Representatives removed the proposal to increase the federal excise tax on tobacco products currently subject to the tax from the legislation it was considering, but retained the proposed nicotine tax for novel tobacco products. The U.S. Senate debated the legislation and removed the nicotine tax for novel tobacco products; however, as of April 25, 2022, the legislation is still pending before the Senate and could be subject to further tax related amendments.
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and April 25, 2022, the weighted-average state cigarette excise tax increased from $0.36 to $1.89 per pack. As of April 25, 2022, no state has enacted new legislation increasing cigarette excise taxes in 2022, but various increases are under consideration or have been proposed.
A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. We support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of April 25, 2022, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST.
An increasing number of states and localities also are imposing excise taxes on e-vapor and oral nicotine pouches. As of April 25, 2022, 30 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 11 states and the District of Columbia have enacted legislation to tax oral nicotine pouches.
Tax increases are expected to continue to have an adverse impact on product sales of our tobacco operating companies through lower consumption levels and the potential shift in adult tobacco consumer purchases from premium to non-premium or discount cigarettes, to lower taxed tobacco products, or to counterfeit and contraband products. Lower sales volume and reported share performance of our tobacco operating companies’ products could have a material adverse effect on our consolidated financial position or earnings. In addition, substantial excise tax increases on e-vapor and oral nicotine products, may negatively impact adult smokers’ transition to these products, which could adversely affect our ability to achieve our Vision and could have an adverse effect on the value of our investment in JUUL (due to the impact on JUUL’s business).

International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of April 25, 2022, 181 countries, as well as the European Union, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
State Settlement Agreements
As discussed in Note 10, during 1997 and 1998, PM USA and other major domestic cigarette manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. Increases in inflation can increase our financial liability under the State Settlement Agreements. The State Settlement Agreements’ inflation calculations require us to apply the higher of 3% or the U.S. Bureau of Labor Statistics’ Consumer Price Index for All Urban Consumers (“CPI-U”) percentage rate as published in January of each year. As of December 2021, the inflation calculation was approximately 7% based on the latest CPI-U data; however, the increase in the annual payments did not have a material impact on our financial position. We believe that inflation will continue at increased levels in 2022, but do not expect the corresponding increase in annual payments to result in a material financial impact. However, we will continue to monitor conditions related to the impact of increased inflation on the macroeconomic environment.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings and (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of April 25, 2022, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, Utah, New York and Illinois) and the

District of Columbia have passed such legislation. Some of these states, such as New York, Utah and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway.
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
We have challenged and will continue to challenge certain federal, state and local legislation and other governmental action, including through litigation. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented that could have a material adverse impact on our business and our consolidated results of operations, cash flows or financial position, including an adverse impact on the value of our investment in JUUL (due to the impact on JUUL’s business). Such action also could negatively impact adult smokers’ transition to these products, which could adversely affect our ability to achieve our Vision.
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: After a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, in December 2019, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of April 25, 2022, 40 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on our sales volume, as discussed above under Underage Access and Use of Certain Tobacco Products, we support raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, reflecting our longstanding commitment to combat underage tobacco use.
▪Health Effects of Tobacco Products, Including E-vapor Products: Reports with respect to the health effects of smoking have been publicized for many years, including various reports by the U.S. Surgeon General. In 2019, there were public health advisories concerning vaping-related lung injuries and deaths and there have been health concerns raised about potential increased risks associated with COVID-19 among smokers and vapers. We believe that the public should be guided by the messages of the U.S. Surgeon General and public health authorities worldwide in making decisions concerning the use of tobacco products, including e-vapor products.
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
▪Other Legislation or Governmental Initiatives: In addition to the actions discussed above, other regulatory initiatives affecting the tobacco industry have been adopted or are being considered at the federal level and in a number of state and local jurisdictions. For example, in recent years, legislation has been introduced or enacted at the state or local level to subject tobacco products to various reporting requirements and performance standards; establish educational campaigns relating to tobacco consumption or tobacco control programs or provide additional funding for governmental tobacco control activities; restrict the sale of tobacco products in certain retail establishments and the sale of tobacco products in certain package sizes; prohibit the sale of tobacco products based on environmental concerns; require tax stamping of smokeless tobacco products; require the use of state tax stamps using data encryption technology; and further restrict the sale, marketing and advertising of cigarettes and other tobacco products. Such legislation may be subject to constitutional or other challenges on various grounds, which may or may not be successful. In addition, if the COVID-19 pandemic resurges, state and local governments may reimpose additional health and safety requirements for all businesses, which could result in the potential temporary closure of certain businesses and/or facilities. It is possible that tobacco manufacturing and other facilities and the facilities of our and JUUL’s suppliers, our and JUUL’s suppliers’ suppliers and our and JUUL’s trade partners could be subject to additional government-mandated temporary closures and restrictions. Also, potential vaccination and testing requirements in the workplace resulting from a resurgence could impact worker availability.
It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented (and, if challenged, upheld) relating to the manufacturing, design, packaging, marketing, advertising, sale or use of tobacco products, or the tobacco industry generally. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented that could have a material adverse impact on our business and our consolidated results of operations, cash flows or financial position, including an adverse impact on the value of our investment in JUUL (due to the impact on JUUL’s business).
▪Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters.  For example: (i) the U.S. Federal Trade Commission (“FTC”) issued a Civil Investigative Demand (“CID”) to us while conducting its antitrust review of our investment in JUUL seeking information regarding, among other things, our role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee (see Note 10 and Item 3 for a description of the FTC’s administrative complaint against us and JUUL); (ii) the U.S. Securities and Exchange Commission (“SEC”) commenced an investigation relating to our acquisition, disclosures and accounting controls in connection with the JUUL investment; and (iii) the New York State Office of the Attorney General and the Commonwealth of Massachusetts Office of the Attorney General, separately, issued independent subpoenas to us seeking documents relating to our investment in and provision of services to JUUL. Additionally, JUUL is currently under investigation by various federal and state agencies, including the SEC, the FDA and the FTC, and state attorneys general.  Such investigations vary in scope but at least some appear to include JUUL’s marketing practices, particularly as such practices relate to youth, and we may be asked in the context of those investigations to provide information concerning our investment in JUUL or relating to our marketing of Nu Mark LLC e-vapor products.
Private Sector Activity on Tobacco Products
A number of retailers, including national chains, have discontinued the sale of all tobacco products and others have discontinued the sale of e-vapor products. Reasons for the discontinuation include change in corporate policy and, with respect to e-vapor products, include reported illnesses and the uncertain regulatory environment. It is possible that if this private sector activity becomes more widespread it could have a material adverse effect on our business and our consolidated results of operations, cash flows or financial position, including an adverse impact on the value of our investment in JUUL (due to the impact on JUUL’s business).
Illicit Trade in Tobacco Products
Illicit trade in tobacco products can have an adverse impact on our business and JUUL’s business. Illicit trade can take many forms, including the sale of counterfeit tobacco products; the sale of tobacco products in the United States that are intended for sale outside the country; the sale of untaxed tobacco products over the Internet and by other means designed to avoid the collection of applicable taxes; and diversion into one taxing jurisdiction of tobacco products intended for sale in another. Counterfeit tobacco products, for example, are manufactured by unknown third parties in unregulated environments. Counterfeit versions of our tobacco operating companies’ and JUUL’s products can negatively affect adult tobacco consumer experiences with and opinions of those brands. Illicit trade in tobacco products also harms law-abiding wholesalers and retailers by depriving them of lawful sales and undermines the significant investment we have made in legitimate distribution channels. Moreover, illicit trade in tobacco products results in federal, state and local governments losing tax revenues. Losses in tax revenues can cause such governments to take various actions, including increasing excise taxes, imposing legislative or regulatory requirements, or asserting claims against manufacturers of tobacco products or members of the trade channels through which such tobacco products are distributed and sold, each of which may have a material adverse effect on our business and our consolidated results of operations, cash flows or financial position, including an adverse impact on the value of our investment in JUUL (due to the impact on JUUL’s business).
We communicate with wholesale and retail trade members regarding illicit trade in tobacco products and how we can help prevent such activities, enforce wholesale and retail trade programs and policies that address illicit trade in tobacco products and, when necessary, litigate to protect our trademarks.
Price, Availability and Quality of Tobacco, Other Raw Materials, Ingredients and Component Parts
Shifts in crops (such as those driven by economic conditions and adverse weather patterns), government restrictions and mandated prices, production control programs, economic trade sanctions, import duties and tariffs, international trade disruptions, inflation, geopolitical instability, climate and environmental changes and disruptions due to man-made or natural disasters may increase the cost or reduce the supply or quality of tobacco or other raw materials or ingredients or component parts used to manufacture our products. Any significant change in the price, availability or quality of tobacco, other raw materials, ingredients or component parts used to manufacture our products could restrict our ability to continue manufacturing and marketing existing products or impact adult consumer product acceptability and have a material adverse effect on our profitability and business.
Current macroeconomic conditions and geopolitical instability (including historically high inflation, higher than normal gas prices, labor shortages, the continued impact of the COVID-19 pandemic and the Russian invasion of Ukraine) are limiting access to, and increasing the cost of, raw materials and component parts as they are having a worldwide impact on supply chains and commercial markets in the form of disruptions and delays. These macroeconomic and geopolitical conditions have led to increases in our cost of raw materials (for example, resins and aluminum used in our packaging), ingredients and component part prices and may lead to further supply chain issues. We are implementing various strategies to help secure sufficient supplies of raw materials and component parts for production. To date, the impact on us has not been material. However, the effects of the current macroeconomic and geopolitical conditions may continue, which could have a material adverse effect on our business and our consolidated results of operations, cash flows or financial position.
With respect to tobacco, as with other agricultural commodities, crop quality and availability can be influenced by variations in weather patterns, including those caused by climate change. Additionally, the price and availability of tobacco leaf can be influenced by macroeconomic conditions and imbalances in supply and demand. Macroeconomic conditions, including inflation, are unpredictable, which, among other factors, may result in changes in the patterns of demand for agricultural products and the cost of tobacco production, which could negatively impact tobacco leaf prices and tobacco supply. In addition, as consumer demand increases for smoke-free products and decreases for combustible products, the volume of tobacco leaf required for production may decrease. The reduced demand for tobacco leaf may result in the reduced supply and availability of domestic tobacco as growers divert resources to other crops, which could result in increased costs to us.
Tobacco production in certain countries also is subject to a variety of controls, including government-mandated prices and production control programs.  Moreover, certain types of tobacco are only available in limited geographies, including geographies experiencing political instability or government prohibitions on the import or export of tobacco, and loss of their availability could impair our ability to continue marketing existing products or impact adult tobacco consumer product acceptability.
We work to mitigate these risks by maintaining inventory levels of certain tobacco varieties that cover several years, purchasing products from disperse geographic regions throughout the world and entering into long-term contracts with some of our tobacco growers.
In addition, government taxes, restrictions and prohibitions on the sale and use of certain products may limit access to, and increase the costs of, raw materials and component parts and, potentially, impede our ability to sell certain of our products. For example, additional taxes on the use of certain single-use plastics have been proposed by the U.S. Congress, which, if passed, could increase the costs of, and impair our ability to, source certain materials used in the packaging for our products.
JUUL may experience similar impacts to its business due to the factors discussed above. Any such changes could have an adverse impact on the value of our investment in JUUL.
Timing of Sales
In the ordinary course of business, we are subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, the timing of promotions, customer incentive programs and customer inventory programs, as well as the actual or speculated timing of pricing actions and tax-driven price increases.

Operating Results
Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our smokeable products segment:

	Operating Results
	For the Three Months Ended March 31,
(in millions)	2022	2021	Change
Net revenues	$5,265	$5,250	0.3%
Excise taxes	(1,044)	(1,121)
Revenues net of excise taxes	$4,221	$4,129

Reported OCI	$2,559	$2,372	7.9%
NPM Adjustment Items	(60)	(32)
Tobacco and health and certain other litigation items	12	35
Adjusted OCI	$2,511	$2,375	5.7%

Reported OCI margins (1)	60.6%	57.4%	3.2 pp
Adjusted OCI margins (1)	59.5%	57.5%	2.0 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Net revenues, which include excise taxes billed to customers, increased $15 million (0.3%), due primarily to higher pricing ($411 million), which includes lower promotional investments, partially offset by lower shipment volume ($404 million).
Reported OCI increased $187 million (7.9%), due primarily to higher pricing, which includes lower promotional investments, higher NPM Adjustment Items ($28 million) and lower tobacco and health and certain other litigation items ($23 million), partially offset by lower shipment volume ($246 million) and higher per unit settlement charges.
Adjusted OCI increased $136 million (5.7%), due primarily to higher pricing, which includes lower promotional investments, partially offset by lower shipment volume and higher per unit settlement charges.
Shipment Volume and Retail Share Results
The following table summarizes our smokeable products segment’s shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
(sticks in millions)	2022	2021	Change
Cigarettes:
Marlboro	18,290	19,415	(5.8)%
Other premium	937	981	(4.5)%
Discount	1,390	1,618	(14.1)%
Total cigarettes	20,617	22,014	(6.3)%
Cigars:
Black & Mild	433	479	(9.6)%
Other	1	1	—%
Total cigars	434	480	(9.6)%
Total smokeable products	21,051	22,494	(6.4)%
Note: Cigarettes shipment volume includes Marlboro; Other premium brands, such as Virginia Slims, Parliament, Benson & Hedges and Nat’s; and Discount brands, which include L&M, Basic and Chesterfield. Cigarettes volume includes units sold as well as promotional units, but excludes units sold for distribution to Puerto Rico, and units sold in U.S. Territories, to overseas military and by Philip Morris Duty Free Inc., none of which, individually or in the aggregate, is material to our smokeable products segment.

The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Three Months Ended March 31,
	2022	2021	Percentage Point Change
Cigarettes:
Marlboro	42.6%	43.0%	(0.4)
Other premium	2.3	2.3	—
Discount	3.2	3.6	(0.4)
Total cigarettes	48.1%	48.9%	(0.8)
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
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 6.3%, driven primarily by the industry’s decline rate and retail share losses, partially offset by trade inventory movements. When adjusted for trade inventory movements and other factors, our smokeable products segment’s reported domestic cigarettes shipment volume decreased by an estimated 8%. When adjusted for trade inventory movements and other factors, total estimated domestic cigarette industry volume decreased by an estimated 6.5%.
Shipments of premium cigarettes accounted for 93.3% and 92.7% of our smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended March 31, 2022 and 2021 respectively.
Our smokeable products segment’s reported cigar shipment volume decreased 9.6%, driven primarily by trade inventory movements.
Marlboro retail share of the total cigarette category decreased 0.4 share points to 42.6%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income. Marlboro retail share was unchanged from the fourth quarter of 2021.
Total cigarette industry discount retail share increased 1.0 share point to 26.4%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income and increased 0.3 share points from the fourth quarter of 2021.
For a discussion regarding the cigarette industry discount retail share dynamics in 2022 and the economic conditions, including a high inflationary environment, that impact adult tobacco consumer purchasing behavior, see Operating Results by Business Segment - Tobacco Space - Business Environment - Summary above.
Pricing Actions
PM USA and Middleton executed the following pricing and promotional allowance actions during 2022 and 2021:
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

In addition:
▪Effective April 24, 2022, PM USA increased the list price of Marlboro, L&M, Basic and Chesterfield by $0.15 per pack. PM USA also increased the list price of all its other cigarette brands by $0.20 per pack.
Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our oral tobacco products segment:

	Operating Results
	For the Three Months Ended March 31,
(in millions)	2022	2021	Change
Net revenues	$613	$626	(2.1)%
Excise taxes	(29)	(31)
Revenues net of excise taxes	$584	$595

Reported OCI	$407	$392	3.8%
Asset impairment, exit, implementation, acquisition and disposition-related costs	—	37
Adjusted OCI	$407	$429	(5.1)%

Reported OCI margins (1)	69.7%	65.9%	3.8 pp
Adjusted OCI margins (1)	69.7%	72.1%	(2.4) pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Net revenues, which include excise taxes billed to customers, decreased $13 million (2.1%), due primarily to lower shipment volume and a shift between MST and on! shipment volumes resulting in a higher percentage of 2022 on! volume versus 2021 (“volume/mix” - $22 million), partially offset by higher pricing ($10 million), which includes higher promotional investments in on!.
Reported OCI increased $15 million (3.8%), due primarily to acquisition-related costs in 2021 ($37 million) and higher pricing, which includes higher promotional investments in on!, partially offset by volume/mix ($25 million) and higher costs.
Adjusted OCI decreased $22 million (5.1%), due primarily to volume/mix and higher costs, partially offset by higher pricing, which includes higher promotional investments in on!.
Shipment Volume and Retail Share Results
The following table summarizes our oral tobacco products segment’s shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
(cans and packs in millions)	2022	2021	Change
Copenhagen	115.2	122.9	(6.3)%
Skoal	43.9	48.2	(8.9)%
on!	18.3	9.2	98.9%
Other	16.7	17.6	(5.1)%
Total oral tobacco products	194.1	197.9	(1.9)%
Note: Oral tobacco products shipment volume includes cans and packs sold, as well as promotional units, but excludes international volume, which is currently not material to our oral tobacco products segment. New types of oral tobacco products, as well as new packaging configurations of existing oral tobacco products, may or may not be equivalent to existing MST products on a can-for-can basis. To calculate volumes of cans and packs shipped, one pack of snus or one can of oral nicotine pouches, irrespective of the number of pouches in the pack or can, is assumed to be equivalent to one can of MST.

The following table summarizes our oral tobacco products segment’s retail share performance (excluding international volume):

	Retail Share
	For the Three Months Ended March 31,
	2022	2021	Percentage Point Change
Copenhagen	28.0%	30.2%	(2.2)
Skoal	11.7	12.9	(1.2)
on!	4.1	1.6	2.5
Other	3.1	3.3	(0.2)
Total oral tobacco products	46.9%	48.0%	(1.1)
Note: Our oral tobacco products segment’s retail share results exclude international volume, which is currently not material. Retail share results for oral tobacco products are based on data from IRI InfoScan, a tracking service that uses a sample of stores to project market share and depict share trends. This service tracks sales in the food, drug, mass merchandisers, convenience, military, dollar store and club trade classes on the number of cans and packs sold. Oral tobacco products is defined by IRI as MST, snus and oral nicotine pouches. New types of oral tobacco products, as well as new packaging configurations of existing oral tobacco products, may or may not be equivalent to existing MST products on a can-for-can basis. For example, one pack of snus or one can of oral nicotine pouches, irrespective of the number of pouches in the pack or can, is assumed to be equivalent to one can of MST. Because this service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share. It is IRI’s standard practice to periodically refresh its InfoScan services, which could restate retail share results that were previously released in this service.
For a discussion of volume trends and factors that impact volume and retail share performance, see Tobacco Space - Business Environment above.
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Our oral tobacco products segment’s reported domestic shipment volume decreased 1.9%, driven primarily by trade inventory movements and retail share losses, partially offset by the industry’s growth rate, calendar differences and other factors. When adjusted for trade inventory movements and calendar differences, our oral tobacco products segment’s reported domestic shipment volume was unchanged.
Total oral tobacco products category industry volume increased by an estimated 1.5% over the six months ended March 31, 2022, driven by growth in oral nicotine pouches, partially offset by declines in MST volumes.
Retail share losses in our oral tobacco products segment, including Copenhagen, were due primarily to the growth of oral nicotine pouches. Copenhagen continued to be the leading oral tobacco brand with a retail share of 28.0%.
Pricing Actions
USSTC executed the following pricing actions during 2022 and 2021:
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
Liquidity and Capital Resources
We are a holding company that is primarily dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements. Our access to the operating cash flows of our wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At March 31, 2022, our significant wholly owned subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, we receive cash dividends on our interest in ABI and will continue to do so as long as ABI pays dividends.

At March 31, 2022, we had $5.4 billion of cash and cash equivalents. In addition to having access to the operating cash flows of our wholly owned subsidiaries, our capital resources include access to credit markets in the form of commercial paper, availability under our $3.0 billion senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”), which we use for general corporate purposes, and access to credit markets through the issuance of long-term senior unsecured notes. For additional information, see Capital Markets and Other Matters below.
In addition to funding current operations, we primarily use our net cash from operating activities for payment of dividends, share repurchases under our share repurchase programs, repayment of debt, acquisition of or investments in businesses and assets, and capital expenditures.
We believe our cash and cash equivalents balance, along with our future cash flows from operations, capacity for borrowings under the Credit Agreement and access to credit markets, provide sufficient liquidity to meet the needs of our business operations and to satisfy our projected cash requirements for the next 12 months and the foreseeable future.
Capital Markets and Other Matters
Credit Ratings - Our cost and terms of financing and our access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under the Credit Agreement is discussed in Note 9.
At March 31, 2022, the credit ratings and outlook for our indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Stable
Standard & Poor’s Financial Services LLC (“S&P”)	A-2	BBB	Stable
Fitch Ratings Inc.	F2	BBB	Stable
Credit Lines - From time to time, we have short-term borrowing needs to meet our working capital requirements arising from the timing of annual MSA payments, quarterly income tax payments and quarterly dividend payments, and generally use our commercial paper program to meet those needs.
At March 31, 2022, we had availability under the Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion, and we were in compliance with the covenants in the Credit Agreement. We expect to continue to meet the covenants in the Credit Agreement. We monitor the credit quality of our bank group and are not aware of any potential non-performing credit provider in that group. For further discussion on short-term borrowings, see Note 9.
PM USA guarantees any commercial paper that we issue and our borrowings under the Credit Agreement. For further discussion, see Supplemental Guarantor Financial Information below and Note 9.
Debt - At March 31, 2022 and December 31, 2021, our total debt was $27.9 billion and $28.0 billion, respectively. For further details on long-term debt, see Note 9.
Guarantees and Other Similar Matters - As discussed in Note 10, we had unused letters of credit obtained in the ordinary course of business and guarantees (including third-party guarantees) outstanding at March 31, 2022. From time to time, we also issue lines of credit to affiliated entities. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 9, PM USA has issued guarantees relating to our obligations under our outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under the commercial paper program. These items have not had, and are not expected to have, a significant impact on our liquidity.
Payments Under State Settlement Agreements and FDA Regulation - As discussed in Note 10, PM USA has entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. For further discussion of the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the MSA, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 10.
Based on current agreements, estimated market share, estimated annual industry volume decline rates and inflation rates, the estimated amounts that we may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees are $4.3 billion on average for the next three years. These amounts exclude the potential impact of any NPM Adjustment Items.
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year are generally paid in April of the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. We paid approximately $3.5 billion in April 2022 for amounts accrued in 2021 under the State Settlement Agreements. We recorded $1.0 billion of charges to cost of sales for the three months ended March 31, 2022 and 2021, respectively, in connection with the State Settlement Agreements and FDA user fees. As previously stated, the payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including volume, operating income, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results. For further discussion on the potential impact of inflation on future payments, see Operating Results by Business Segment - Tobacco Space - State Settlement Agreements.
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of March 31, 2022, PM USA had posted appeal bonds totaling $50 million, which have been collateralized with restricted cash that is included in assets on our condensed consolidated balance sheet.
Litigation is subject to uncertainty, and an adverse outcome or settlement of litigation could have a material adverse effect on our consolidated financial position, cash flows or results of operations in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 10.
Equity and Dividends
During the first three months of 2022 and 2021, we paid dividends of $1,645 million and $1,601 million, respectively, an increase of 2.7%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares we repurchased under our share repurchase program. Our current annualized dividend rate is $3.60 per share. We maintain our long-term objective of a dividend payout ratio target of approximately 80% of our adjusted diluted EPS. Future dividend payments remain subject to the discretion of our Board of Directors (“Board of Directors” or “Board”).
For a discussion of our share repurchase program, see Note 1. Background and Basis of Presentation to our condensed consolidated financial statements in Item 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.
Financial Review
Cash Provided by/Used in Operating Activities
During the first three months of 2022, net cash provided by operating activities was $3,075 million compared with $3,040 million during the first three months of 2021, essentially unchanged.
We had a working capital deficit at March 31, 2022 and December 31, 2021. Our management believes that we have the ability to fund working capital deficits with cash provided by operating activities, borrowings under the Credit Agreement and access to credit markets.
Cash Provided by/Used in Investing Activities
During the first three months of 2022, net cash used in investing activities was $34 million compared with $29 million during the first three months of 2021, essentially unchanged.
Cash Provided by/Used in Financing Activities
During the first three months of 2022, net cash used in financing activities was $2,232 million compared with $2,172 million during the first three months of 2021. This increase was due primarily to the following:
▪higher repurchases of common stock in 2022; and
▪higher dividends paid in 2022;
partially offset by:
▪2021 debt tender offers and redemption transactions, which included proceeds of $5.5 billion from the issuance of long-term senior unsecured notes used to repurchase and redeem $5.0 billion of our senior unsecured notes and payment of $0.6 billion for the premiums and fees.
New Accounting Guidance Not Yet Adopted
See Note 11. New Accounting Guidance Not Yet Adopted to our condensed consolidated financial statements in Item 1 for a discussion of issued accounting guidance applicable to, but not yet adopted by, us.
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

Summarized Balance Sheets
(in millions of dollars)

	Parent		Guarantor
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Assets
Due from Non-Guarantor Subsidiaries	$18	$25	$239	$240
Other current assets	5,498	4,635	712	874
Total current assets	$5,516	$4,660	$951	$1,114

Due from Non-Guarantor Subsidiaries	$4,790	$4,790	$—	$—
Other assets	11,364	11,195	1,763	1,764
Total non-current assets	$16,154	$15,985	$1,763	$1,764

Liabilities
Due to Non-Guarantor Subsidiaries	$1,157	$1,179	$859	$778
Other current liabilities	4,464	3,339	5,705	4,452
Total current liabilities	$5,621	$4,518	$6,564	$5,230

Total non-current liabilities	$27,375	$28,865	$977	$979

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Three Months Ended March 31, 2022
	Parent (1)	Guarantor
Net revenues	$—	$5,013
Gross profit	—	2,707
Net earnings (losses)	(42)	1,783
(1) For the three months ended March 31, 2022, net earnings (losses) include $57 million of intercompany interest income from non-guarantor subsidiaries.
Cautionary Factors That May Affect Future Results
Forward-Looking and Cautionary Statements
This Form 10-Q contains statements concerning our expectations, plans, objectives, future financial performance and other statements that are not historical facts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “forecasts,” “intends,” “projects,” “goals,” “objectives,” “guidance,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could differ materially from those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes, including with respect to our ability to achieve our Vision, to differ materially from those contained in, or implied by, any forward-looking statements we made. Any such statement is qualified by reference to the following cautionary statements. We elaborate on these important factors and the risks we face throughout this Form 10-Q, particularly in the “Executive Summary” and “Business Environment”

sections preceding our discussion of the operating results of our segments above, and in our publicly filed reports, including our 2021 Form 10-K. These factors and risks include the following:
▪unfavorable litigation outcomes, including risks associated with adverse jury and judicial determinations, courts and arbitrators reaching conclusions at variance with our or any of our investees’ understanding of applicable law, bonding requirements in the jurisdictions that do not limit the dollar amount of appeal bonds, and certain challenges to bond cap statutes;
▪government (including the FDA) and private sector actions that impact adult tobacco consumer acceptability of, or access to, tobacco products;
▪tobacco product taxation, including lower tobacco product consumption levels and potential shifts in adult tobacco consumer purchases as a result of federal, state and local excise tax increases, and excise taxes on e-vapor and oral nicotine products and the impact on adult tobacco consumers’ transition to lower priced tobacco products;
▪unfavorable outcomes of any government investigations of us or our investees;
▪a successful challenge to our tax positions, an increase to the corporate income tax rate or other changes to federal or state tax laws;
▪the risks related to our and our investees’ international business operations, including failure to prevent violations of various United States and foreign laws and regulations such as foreign privacy laws and laws prohibiting bribery and corruption;
▪the risks associated with health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, such as their impact on our and our investees’ ability to continue manufacturing and distributing products (directly or indirectly due to their impact on suppliers, distributors and distribution change service providers) and their impact on macroeconomic conditions and, in turn, adult tobacco consumer purchasing behavior;
▪the failure of our and our investees’ efforts to compete effectively in their respective markets;
▪the growth of the e-vapor category and other innovative tobacco products, including oral nicotine pouches, contributing to reductions in cigarette and MST consumption levels and sales volume;
▪our ability to promote brand equity successfully; anticipate and respond to evolving adult tobacco consumer preferences; develop, manufacture, market and distribute products that appeal to adult tobacco consumers; promote productivity; and protect or enhance margins through cost savings and price increases;
▪our unsuccessful commercialization of innovative products or processes, including innovative tobacco products that may reduce the health risks associated with cigarettes and other traditional tobacco products, and that appeal to adult tobacco consumers;
▪changes, including in macroeconomic and geopolitical conditions (including inflation), that result in shifts in adult tobacco consumer disposable income and purchasing behavior, including choosing lower-priced and discount brands;
▪significant changes in price, availability or quality of tobacco, other raw materials or component parts, including as a result of changes in macroeconomic, climate and geopolitical conditions, including the Russian invasion of Ukraine;
▪the risks, including FDA regulatory risks, related to our and our investees’ reliance on a few significant facilities and a small number of key suppliers, distributors and distribution chain service providers, and the risk of an extended disruption at a facility of, or of service by, a supplier, distributor or distribution chain service provider of our tobacco subsidiaries or our investees;
▪required or voluntary product recalls as a result of various circumstances such as product contamination or FDA or other regulatory action;
▪the failure of our information systems or the information systems of key suppliers or service providers to function as intended, or cyber attacks or security breaches;
▪our inability to attract and retain the best talent due to the impact of decreasing social acceptance of tobacco usage, tobacco control actions and other factors, including current labor market dynamics;
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
▪the risks generally related to our investments in JUUL and Cronos, including our inability to realize the expected benefits of our investments in the expected time frames, or at all, due to the risks encountered by our investees in their businesses, such as operational, competitive, compliance, litigation and reputational risks, and legislative and regulatory risks at the international, federal, state and local levels; and impairment of our investment in Cronos and changes in the fair value of our investment in JUUL;
▪the risks related to our inability to acquire a controlling interest in JUUL as a result of standstill restrictions or to control the material decisions of JUUL, restrictions on our ability to sell or otherwise transfer our shares of JUUL until December 20, 2024, and non-competition restrictions for the same time period subject to certain exceptions;
▪the risks associated with our investment in ABI, including effects of the COVID-19 pandemic, foreign currency exchange rates and macroeconomic and geopolitical conditions, including the Russian invasion of Ukraine, on ABI’s business and the impact on our earnings from, and carrying value of, our investment in ABI;
▪the risks related to our ownership percentage in ABI decreasing below certain levels, including additional tax liabilities, a reduction in the number of directors that we have the right to have appointed to the ABI board of directors and our potential inability to use the equity method of accounting for our investment in ABI;
▪the risk of challenges to the tax treatment of the consideration we received in the ABI/SABMiller plc business combination and the tax treatment of our equity investment; and
▪the risks, including criminal, civil or tax liability, related to our or Cronos’s failure to comply with applicable laws, including cannabis laws.
You should understand that it is not possible to predict or identify all factors and risks. Consequently, you should not consider the foregoing list to be complete. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The fair value of our long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting primarily from changes in market interest rates. The following table provides the fair value of our long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates at March 31, 2022 and December 31, 2021:

(in billions)	March 31, 2022	December 31, 2021
Fair value	$27.7	$30.5
Decrease in fair value from a 1% increase in market interest rates	2.3	2.7
Increase in fair value from a 1% decrease in market interest rates	2.7	3.2
Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate, or a fallback benchmark rate determined based on prevailing market convention, plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s and S&P. The applicable percentage based on our long-term senior unsecured debt ratings at March 31, 2022 borrowings under the Credit Agreement was 1.0%. At March 31, 2022 and December 31, 2021, we had no borrowings under the Credit Agreement.
Item 4. Controls and Procedures
We carried out an evaluation, with the participation of our management, including Altria’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Form 10-Q. Based upon that evaluation, Altria’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
See Note 10 for a discussion of legal proceedings pending against us. See also Exhibits 99.1 and 99.2 to this Form 10-Q.
Item 1A. Risk Factors
Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of our 2021 Form 10-K. There have been no material changes to the risk factors previously disclosed in our 2021 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2021, our Board of Directors authorized a $2.0 billion share repurchase program that it expanded to $3.5 billion in October 2021 (as expanded, the “January 2021 share repurchase program”), which we expect to complete by December 31, 2022. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our share repurchase activity for each of the three months in the period ended March 31, 2022, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

January 1-31, 2022	3,879,494	$49.66	3,879,494	$1,632,497,356
February 1-28, 2022	3,822,121	$50.63	3,620,653	$1,449,346,673
March 1-31, 2022	3,870,909	$51.82	3,870,909	$1,248,773,533
	11,572,524	$50.70	11,371,056
(1) The total number of shares purchased includes (a) shares purchased under the January 2021 share repurchase program and (b) shares withheld in an amount equal to the statutory withholding taxes for vested stock-based awards previously granted to eligible employees (which totaled 201,468 in February).

Item 6. Exhibits

10.1	Form of Restricted Stock Unit Agreement (2022).

10.2	Form of Performance Stock Unit Agreement (2022).

10.3	Time Sharing Agreement between Altria Client Services LLC and William F. Gifford, Jr., dated January 6, 2022.

22	Guarantor Subsidiary of the Registrant. Incorporated by reference to Altria’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (File No. 1-08940).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALTRIA GROUP, INC.

/s/ SALVATORE MANCUSO
Salvatore Mancuso
Executive Vice President and
Chief Financial Officer
April 28, 2022