Form 10-Q
period 2022-06-30
ALTRIA GROUP, INC.
filed 2022-07-28
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At July 19, 2022, there were 1,800,823,383 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)
______________________________

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$2,567	$4,544
Receivables	43	47
Inventories:
Leaf tobacco	605	744
Other raw materials	183	166
Work in process	29	23
Finished product	327	261
	1,144	1,194
Other current assets	332	298
Total current assets	4,086	6,083
Property, plant and equipment, at cost	4,345	4,432
Less accumulated depreciation	2,788	2,879
	1,557	1,553
Goodwill	5,177	5,177
Other intangible assets, net	12,372	12,306
Investments in equity securities ($451 million and $1,720 million at June 30, 2022 and December 31, 2021, respectively, measured at fair value)	12,590	13,481
Other assets	964	923
Total Assets	$36,746	$39,523

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)
________________________________________________

	June 30, 2022	December 31, 2021
Liabilities
Current portion of long-term debt	$2,634	$1,105
Accounts payable	396	449
Accrued liabilities:
Marketing	708	664
Settlement charges	1,749	3,349
Other	1,194	1,365
Dividends payable	1,630	1,647
Total current liabilities	8,311	8,579
Long-term debt	25,046	26,939
Deferred income taxes	3,898	3,692
Accrued pension costs	197	200
Accrued postretirement health care costs	1,437	1,436
Other liabilities	260	283
Total liabilities	39,149	41,129
Contingencies (Note 11)
Stockholders’ Equity (Deficit)
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,861	5,857
Earnings reinvested in the business	30,252	30,664
Accumulated other comprehensive losses	(2,377)	(3,056)
Cost of repurchased stock (1,003,717,832 shares at June 30, 2022 and 982,785,699 shares at December 31, 2021)	(37,074)	(36,006)
Total stockholders’ equity (deficit)	(2,403)	(1,606)
Total Liabilities and Stockholders’ Equity (Deficit)	$36,746	$39,523

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)
_____________________________________

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$12,435	$12,972	$6,543	$6,936
Cost of sales	3,154	3,490	1,708	1,882
Excise taxes on products	2,242	2,478	1,169	1,322
Gross profit	7,039	7,004	3,666	3,732
Marketing, administration and research costs	1,050	1,128	561	546
Operating income	5,989	5,876	3,105	3,186
Interest and other debt expense, net	561	603	280	295
Loss on early extinguishment of debt	—	649	—	—
Net periodic benefit income, excluding service cost	(93)	(89)	(47)	(46)
(Income) losses from equity investments	1,229	(126)	1,263	(75)
(Gain) loss on Cronos-related financial instruments	14	(7)	4	103
Earnings before income taxes	4,278	4,846	1,605	2,909
Provision for income taxes	1,428	1,275	714	759
Net earnings	2,850	3,571	891	2,150
Net (earnings) losses attributable to noncontrolling interests	—	2	—	(1)
Net earnings attributable to Altria	$2,850	$3,573	$891	$2,149
Per share data:
Basic and diluted earnings per share attributable to Altria	$1.57	$1.93	$0.49	$1.16

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)
_____________________

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2022	2021	2022	2021
Net earnings	$2,850	$3,571	$891	$2,150
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	31	377	16	349
ABI	643	334	565	(183)
Currency translation adjustments and other	5	28	4	6
Other comprehensive earnings (losses), net of deferred income taxes	679	739	585	172

Comprehensive earnings	3,529	4,310	1,476	2,322
Comprehensive (earnings) losses attributable to noncontrolling interests	—	2	—	(1)
Comprehensive earnings attributable to Altria	$3,529	$4,312	$1,476	$2,321

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Six Months Ended June 30, 2022 and 2021
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2021	$935	$5,857	$30,664	$(3,056)	$(36,006)	$(1,606)
Net earnings	—	—	2,850	—	—	2,850
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	679	—	679
Stock award activity	—	4	—	—	15	19
Cash dividends declared ($1.80 per share)	—	—	(3,262)	—	—	(3,262)
Repurchases of common stock	—	—	—	—	(1,083)	(1,083)
Balances, June 30, 2022	$935	$5,861	$30,252	$(2,377)	$(37,074)	$(2,403)

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2020	$935	$5,910	$34,679	$(4,341)	$(34,344)	$86	$2,925
Net earnings (losses)	—	—	3,573	—	—	(4)	3,569
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	739	—	—	739
Stock award activity	—	7	—	—	13	—	20
Cash dividends declared ($1.72 per share)	—	—	(3,187)	—	—	—	(3,187)
Repurchases of common stock	—	—	—	—	(650)	—	(650)
Other (1)	—	(77)	—	—	—	(80)	(157)
Balances, June 30, 2021	$935	$5,840	$35,065	$(3,602)	$(34,981)	$2	$3,259
(1) Represents the purchase of the remaining noncontrolling interests in Helix in the second quarter of 2021.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Three Months Ended June 30, 2022 and 2021
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Total Stockholders’ Equity (Deficit)
Balances, March 31, 2022	$935	$5,848	$30,988	$(2,962)	$(36,569)	$(1,760)
Net earnings	—	—	891	—	—	891
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	585	—	585
Stock award activity	—	13	—	—	2	15
Cash dividends declared ($0.90 per share)	—	—	(1,627)	—	—	(1,627)
Repurchases of common stock	—	—	—	—	(507)	(507)
Balances, June 30, 2022	$935	$5,861	$30,252	$(2,377)	$(37,074)	$(2,403)

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity (Deficit)
Balances, March 31, 2021	$935	$5,905	$34,507	$(3,774)	$(34,660)	$82	$2,995
Net earnings	—	—	2,149	—	—	—	2,149
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	172	—	—	172
Stock award activity	—	12	—	—	4	—	16
Cash dividends declared ($0.86 per share)	—	—	(1,591)	—	—	—	(1,591)
Repurchases of common stock	—	—	—	—	(325)	—	(325)
Other (1)	—	(77)	—	—	—	(80)	(157)
Balances, June 30, 2021	$935	$5,840	$35,065	$(3,602)	$(34,981)	$2	$3,259
(1) Represents the purchase of the remaining noncontrolling interests in Helix in the second quarter of 2021.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)
_____________________

For the Six Months Ended June 30,	2022	2021
Cash Provided by (Used in) Operating Activities
Net earnings	$2,850	$3,571
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	109	128
Deferred income tax provision (benefit)	20	64
(Income) losses from equity investments	1,229	(126)
Dividends from ABI	104	119
(Gain) loss on Cronos-related financial instruments	14	(7)
Loss on early extinguishment of debt	—	649
Cash effects of changes:
Receivables	4	5
Inventories	50	172
Accounts payable	(47)	(113)
Income taxes	6	(171)
Accrued liabilities and other current assets	(177)	3
Accrued settlement charges	(1,600)	(1,584)
Pension plan contributions	(8)	(6)
Pension provisions and postretirement, net	(74)	(73)
Other, net	81	48
Net cash provided by (used in) operating activities	2,561	2,679
Cash Provided by (Used in) Investing Activities
Capital expenditures	(83)	(53)
Other, net	(67)	44
Net cash provided by (used in) investing activities	$(150)	$(9)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)
_____________________

For the Six Months Ended June 30,	2022	2021
Cash Provided by (Used in) Financing Activities
Long-term debt issued	$—	$5,472
Long-term debt repaid	—	(6,542)
Repurchases of common stock	(1,083)	(650)
Dividends paid on common stock	(3,279)	(3,196)
Premiums and fees related to early extinguishment of debt	—	(623)
Other, net	(11)	(210)
Net cash provided by (used in) financing activities	(4,373)	(5,749)
Cash, cash equivalents and restricted cash:
Increase (decrease)	(1,962)	(3,079)
Balance at beginning of period	4,594	5,006
Balance at end of period	$2,632	$1,927

The following table provides a reconciliation of cash, cash equivalents and restricted cash (1) to the amounts reported on Altria’s condensed consolidated balance sheets:
	At June 30, 2022	At December 31, 2021
Cash and cash equivalents	$2,567	$4,544
Restricted cash included in other current assets	24	—
Restricted cash included in other assets	41	50
Cash, cash equivalents and restricted cash	$2,632	$4,594
(1) Restricted cash consisted primarily of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 11. Contingencies.

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
▪Background: At June 30, 2022, our wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco products (“MST”) and snus products; Helix Innovations LLC (“Helix”), which operates in the United States and Canada, and Helix Innovations GmbH and its affiliates (“Helix ROW”), which operate internationally in the rest-of-world, are engaged in the manufacture and sale of oral nicotine pouches; and Philip Morris Capital Corporation (“PMCC”), which has one leveraged lease remaining. Other wholly owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to our domestic tobacco operating companies, and Altria Client Services LLC, which provides various support services to our companies in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs. Altria’s access to the operating cash flows of our wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by our subsidiaries. At June 30, 2022, our significant wholly owned subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
On October 1, 2021, UST sold its subsidiary, International Wine & Spirits, which included Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”).
At June 30, 2022, we had investments in the following equity securities: Anheuser-Busch InBev SA/NV (“ABI”), Cronos Group Inc. (“Cronos”) and JUUL Labs, Inc. (“JUUL”). We account for our investments in ABI and Cronos under the equity method of accounting using a one-quarter lag. We account for our equity investment in JUUL under the fair value option.
For further discussion of our investments in equity securities, see Note 3. Investments in Equity Securities.
▪Share Repurchases: In January 2021, our Board of Directors (“Board of Directors” or “Board”) authorized a $2.0 billion share repurchase program that it expanded to $3.5 billion in October 2021 (as expanded, the “January 2021 share repurchase program”). At June 30, 2022, we had $742 million remaining in the January 2021 share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our share repurchase activity was as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Total number of shares repurchased	21.4	13.5	10.1	6.6
Aggregate cost of shares repurchased	$1,083	$650	$507	$325
Average price per share of shares repurchased	$50.53	$48.09	$50.35	$49.21
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

For a description of issued accounting guidance applicable to, but not yet adopted by, us, see Note 12. New Accounting Guidance Not Yet Adopted.

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
We record payments received in advance of product shipment as deferred revenue. These payments are included in other accrued liabilities on our condensed consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue was $303 million and $287 million at June 30, 2022 and December 31, 2021, respectively. When cash is received in advance of product shipment, we satisfy our performance obligations within three days of receiving payment. At June 30, 2022 and December 31, 2021, there were no differences between amounts recorded as deferred revenue and amounts subsequently recognized as revenue.
Receivables were $43 million and $47 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, there were no expected differences between amounts recorded and subsequently received, and we did not record an allowance for credit losses against these receivables.
We record an allowance for returned goods, which is included in other accrued liabilities on our condensed consolidated balance sheets. It is USSTC’s policy to accept authorized sales returns from its customers for products that have passed the freshness date printed on product packaging due to the limited shelf life of USSTC’s MST and snus products. We record estimated sales returns, which are based principally on historical volume and return rates, as a reduction to revenues. Actual sales returns will differ from estimated sales returns to the extent actual results differ from estimated assumptions. We reflect differences between actual and estimated sales returns in the period in which the actual amounts become known. These differences, if any, have not had a material impact on our condensed consolidated financial statements. All returned goods are destroyed upon return and not included in inventory. Consequently, we do not record an asset for USSTC’s right to recover goods from customers upon return.
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

Note 3. Investments in Equity Securities
The carrying amount of our investments consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
ABI	$11,702	$11,144
JUUL	450	1,705
Cronos (1)	438	632
Total	$12,590	$13,481
(1) Our investment in Cronos at June 30, 2022 and December 31, 2021 consisted of our equity method investment in Cronos of $437 million and $617 million, respectively, and also included the Cronos warrant and the Fixed-price Preemptive Rights, which are measured at fair value (collectively, “Investment in Cronos”). See below for further discussion.

(Income) losses from equity investments accounted for under the equity method of accounting and fair value option consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2022	2021	2022	2021
ABI (1)	$(212)	$(392)	$(12)	$(74)
Cronos (1)	186	166	120	99
(Income) losses from investments under equity method of accounting	(26)	(226)	$108	$25
JUUL	1,255	100	1,155	(100)
(Income) losses from equity investments	$1,229	$(126)	$1,263	$(75)
(1) Includes our share of amounts recorded by our investees and additional adjustments, if required, related to (i) the conversion from international financial reporting standards to GAAP and (ii) adjustments to our investment required under the equity method of accounting.
Investment in ABI
At June 30, 2022, we had an approximate 10% ownership interest in ABI, consisting of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. The Restricted Shares:
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
At June 30, 2022, the fair value of our equity investment in ABI was $10.6 billion (carrying value of $11.7 billion), which was below its carrying value by $1.1 billion or approximately 9%. The fair value of our equity investment in ABI at December 31, 2021 was $11.9 billion, which exceeded its carrying value of $11.1 billion by approximately 7%. Accounting guidance requires the evaluation of the following factors when determining if the decline in fair value is other than temporary: (i) the duration and magnitude of the fair value decline; (ii) the financial condition and near-term prospects of the investee; and (iii) the investor’s intent and ability to hold its equity investment until full recovery to its carrying value in the near term. In preparing our financial statements for the period ended June 30, 2022, we have evaluated these factors, including the macroeconomic and geopolitical factors that have resulted in significant changes to certain foreign exchange rates, including the Euro to U.S. dollar exchange rate. Additionally, ABI has delivered consistent business and earnings performance over the past several quarters demonstrating its ability to continue to execute its strategies and navigate challenges. At June 30, 2022, we concluded that the decline in fair value of our equity investment in ABI below its carrying value was temporary and, therefore, no impairment was recorded. At July 25, 2022, the fair value of our equity investment in ABI was below its carrying value by $0.9 billion or approximately 8%.
Investment in JUUL
In December 2018, we made an investment in JUUL for $12.8 billion and received a 35% economic interest in JUUL through non-voting shares, which were convertible at our election into voting shares (“Share Conversion”), and a security convertible into additional non-voting or voting shares, as applicable, upon settlement or exercise of certain JUUL convertible securities (the “JUUL Transaction”). At June 30, 2022, we had a 35% ownership interest in JUUL, consisting of 42 million voting shares.

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
We also agreed to non-competition obligations generally requiring that we participate in the e-vapor business only through JUUL. However, we have the option to be released from our non-compete obligation (i) in the event JUUL is prohibited by federal law from selling e-vapor products in the United States for a continuous period of at least 12 months (subject to tolling of this period in certain circumstances), (ii) if the carrying value of our investment in JUUL is not more than 10% of its initial carrying value of $12.8 billion or (iii) if we are no longer providing JUUL services as of December 20, 2024. If any of the conditions described above are met and we elect to be released from our non-competition obligations, we would lose our board designation rights (other than the right to appoint one independent director so long as our ownership continues to be at least 10%), preemptive rights, consent rights and certain other rights with respect to our investment in JUUL and, in addition, our JUUL shares would be converted to single vote common stock, which would result in a significant reduction in our voting power. As discussed below, at June 30, 2022, the carrying value of our investment in JUUL was $450 million, which was less than 10% of our initial carrying value of $12.8 billion. As a result, we currently have the option to be released from our non-competition obligations. However, as of this filing, we have not elected to be released from our non-competition obligations. We retain our option to be released from the non-competition obligations in accordance with our relationship agreement with JUUL.
Additionally, with respect to certain litigation in which we and JUUL are both defendants against third-party plaintiffs, we agreed not to pursue any claims against JUUL for indemnification or reimbursement except for any non-contractual claims for contribution or indemnity where a judgment has been entered against us and JUUL.
In April 2020, the U.S. Federal Trade Commission (“FTC”) issued an administrative complaint challenging our investment in JUUL. In February 2022, the administrative law judge dismissed the FTC’s complaint. FTC complaint counsel appealed that decision to the FTC, which appeal remains pending. For further discussion, see Note 11. Contingencies - Antitrust Litigation.
In November 2020, we exercised our rights to convert our non-voting JUUL shares into voting shares. We do not currently intend to exercise our additional governance rights obtained upon Share Conversion, including the right to elect directors to JUUL’s board, as described below, or to vote our JUUL shares other than as a passive investor.
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
In June 2022, the U.S. Food and Drug Administration (“FDA”) issued marketing denial orders (“MDOs”) to JUUL ordering all of JUUL’s products currently marketed in the United States off the market. In July 2022, the FDA administratively stayed the MDOs on a temporary basis, citing its determination that there are scientific issues unique to the JUUL pre-market tobacco applications that warrant additional review. This administrative stay temporarily suspends the MDOs and JUUL’s products currently remain on the market.
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
In determining the estimated fair value of our investment in JUUL, at June 30, 2022 and December 31, 2021, we made certain judgments, estimates and assumptions, the most significant of which were likelihood of certain potential regulatory and liquidity outcomes, sales volume, operating margins, discount rates and perpetual growth rates. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy. Additionally, in determining these significant assumptions, we made judgments regarding the (i) likelihood of certain potential regulatory actions impacting the e-vapor category and specifically whether the FDA will ultimately authorize JUUL’s products, which have received MDOs and are now under additional administrative review; (ii) likelihood of JUUL maintaining adequate liquidity to fund projected cash needs, the absence of which could result in JUUL seeking protection under bankruptcy or other insolvency law; (iii) risk created by the number and types of legal cases pending against JUUL; (iv) expectations for the future state of the e-vapor category, including competitive dynamics; and (v) timing of international expansion plans. Due to these uncertainties, our future cash flow projections of JUUL are based on a range of scenarios that consider certain potential regulatory, liquidity and market outcomes.
The following table provides a reconciliation of the beginning and ending balance of our investment in JUUL, which is classified in Level 3 of the fair value hierarchy:

Investment
(in millions)	Balance
Balance at December 31, 2020	$1,705
Unrealized gains (losses) included in (income) losses from equity investments	—
Balance at December 31, 2021	$1,705
Unrealized gains (losses) included in (income) losses from equity investments	(1,255)
Balance at June 30, 2022	$450
For the six and three months ended June 30, 2022, we recorded non-cash, pre-tax unrealized losses of $1,255 million and $1,155 million, respectively, as a result of changes in the estimated fair value of our investment in JUUL. The decrease in the estimated fair value was primarily driven by (i) a decrease in the likelihood of a favorable outcome from the FDA for JUUL’s products that are currently marketed in the United States, which have received MDOs and are now under additional administrative review, (ii) a decrease in the likelihood of JUUL maintaining adequate liquidity to fund projected cash needs, which could result in JUUL seeking protection under bankruptcy or other insolvency law, and (iii) projections of higher operating expenses resulting in lower long-term operating margins.
For the six and three months ended June 30, 2021, we recorded a non-cash, pre-tax unrealized loss of $100 million and a non-cash, pre-tax unrealized gain of $100 million, respectively, as a result of changes in the estimated fair value of our investment in JUUL. There were no material changes to the significant assumptions used in the valuations, as described above, during the six and three months ended June 30, 2021, compared to the assumptions used for the December 31, 2020 valuation.
Investment in Cronos
At June 30, 2022, we had a 41.4% ownership interest in Cronos, consisting of 156.6 million shares, which we account for under the equity method of accounting. We report our share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for us to record them in the concurrent period.
The fair value of our equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. The fair value and carrying value of our equity method investment in Cronos at December 31, 2021 was $617 million.
At March 31, 2022, the fair value of our equity method investment in Cronos exceeded its carrying value by $55 million or approximately 10%. In the second quarter of 2022, the fair value of our equity method investment in Cronos declined below its carrying value and had not recovered as of June 30, 2022. Accounting guidance requires the evaluation of the following factors when determining if the decline in fair value is other than temporary: (i) the duration and magnitude of the fair value decline; (ii) the financial condition and near-term prospects of the investee; and (iii) the investor’s intent and ability to hold its equity method investment until full recovery to its carrying value in the near-term. In preparing our financial statements for the period ended June 30, 2022, we evaluated these factors and determined that there was not sufficient evidence to conclude that the impairment was temporary. As a result, we recorded a non-cash, pre-tax impairment charge of $107 million for the six and three months ended June 30, 2022, which was recorded to (income) losses from equity investments in our condensed consolidated statement of earnings. The impairment charge reflects the difference between the fair value of our equity method investment in Cronos using Cronos’s share price and the Canadian dollar (“CAD”) to U.S. dollar exchange rate at June 30,

2022 and the carrying value of our equity method investment in Cronos at June 30, 2022. At June 30, 2022, prior to recording the impairment charge, the fair value of our equity method investment in Cronos was less than its carrying value by approximately 20%. After recording the impairment charge, the fair value and carrying value of our equity method investment in Cronos at June 30, 2022 were both $437 million.
As part of our Investment in Cronos, at June 30, 2022, we also owned:
▪anti-dilution protections to purchase Cronos common shares, exercisable each quarter upon dilution, to maintain our ownership percentage. Certain of the anti-dilution protections provide us the ability to purchase additional Cronos common shares at a per share exercise price of CAD $16.25 upon the occurrence of specified events (“Fixed-price Preemptive Rights”). Based on our assumptions as of June 30, 2022, we estimate the Fixed-price Preemptive Rights allows us to purchase up to an additional approximately 11 million common shares of Cronos; and
▪a warrant providing us the ability to purchase an additional approximate 10% of common shares of Cronos (approximately 84 million common shares at June 30, 2022) at a per share exercise price of CAD $19.00, which expires on March 8, 2023.
If exercised in full, the exercise prices for the warrant and Fixed-price Preemptive Rights are approximately CAD $1.6 billion and CAD $0.2 billion, respectively (approximately U.S. dollar $1.2 billion and $0.1 billion, respectively, based on the CAD to U.S. dollar exchange rate on July 25, 2022). At June 30, 2022, upon full exercise of the Fixed-price Preemptive Rights, to the extent such rights become available, and the warrant, we would own approximately 52% of the outstanding common shares of Cronos.
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
We recorded non-cash, pre-tax unrealized (gains) losses, representing the changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant, as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2022	2021	2022	2021
Fixed-price Preemptive Rights	$1	$4	$1	$18
Cronos warrant	13	(11)	3	85
Total	$14	$(7)	$4	$103

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
In May 2021, all outstanding foreign currency contracts matured and, at June 30, 2022 and December 31, 2021, we had no outstanding foreign currency contracts. When we have foreign currency contracts in effect, counterparties are domestic and international financial institutions. Under these contracts, we are exposed to potential losses in the event of non-performance by these counterparties. We manage our credit risk by entering into transactions with counterparties that have investment grade credit ratings, limiting the amount of exposure we have with each counterparty and monitoring the financial condition of each counterparty. The counterparty agreements contain provisions that require us to maintain an investment grade credit rating. In the event our credit rating falls below investment grade, counterparties to our foreign currency contracts can require us to post collateral.

The following table provides the aggregate carrying value and fair value of our total long-term debt:

(in millions)	June 30, 2022	December 31, 2021
Carrying value	$27,680	$28,044
Fair value	23,956	30,459
Foreign currency denominated debt included in long-term debt above:
Carrying value	4,444	4,817
Fair value	4,150	5,114
Our estimate of the fair value of our total long-term debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy.
The decrease in the carrying value of our long-term debt was primarily driven by changes in Euro denominated debt resulting from the strengthening of the U.S. dollar versus the Euro during the first six months of 2022. The decrease in the fair value of our long-term debt was primarily driven by increases in interest rates.
Net Investment Hedging
The pre-tax effects of our net investment hedges on accumulated other comprehensive losses and our condensed consolidated statements of earnings were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Losses		(Gain) Loss Recognized in Net Earnings		(Gain) Loss Recognized in Accumulated Other Comprehensive Losses		(Gain) Loss Recognized in Net Earnings
	For the Six Months Ended June 30,				For the Three Months Ended June 30,
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Foreign currency contracts	$—	$(16)	$—	$(7)	$—	$19	$—	$(2)
Foreign currency denominated debt	(375)	(152)	—	—	(247)	54	—	—
Total	$(375)	$(168)	$—	$(7)	$(247)	$73	$—	$(2)
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

Note 5. Benefit Plans
Components of Net Periodic Benefit (Income) Cost
Net periodic benefit (income) cost consisted of the following:

	Pension		Postretirement		Pension		Postretirement
	For the Six Months Ended June 30,				For the Three Months Ended June 30,
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$32	$34	$10	$10	$17	$17	$5	$5
Interest cost	104	93	20	21	52	47	10	10
Expected return on plan assets	(247)	(262)	(6)	(8)	(124)	(131)	(3)	(4)
Amortization:
Net loss	48	66	8	14	24	33	4	7
Prior service cost (credit)	3	2	(23)	(15)	1	1	(11)	(9)
Net periodic benefit (income) cost	$(60)	$(67)	$9	$22	$(30)	$(33)	$5	$9

Employer Contributions
We make contributions to our pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. We made employer contributions of $8 million to our pension plans and did not make any contributions to our postretirement plans during the six months ended June 30, 2022. Currently, we anticipate making additional employer contributions of up to approximately $25 million to our pension plan and $30 million to our postretirement plans in 2022. However, the foregoing estimates of 2022 contributions to our pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates, as well as asset performance significantly above or below the assumed long-term rate of return for each respective plan.
Plan amendments to our postretirement plans for the year ended December 31, 2021 included several plan changes announced in the second quarter of 2021 to our salaried retiree healthcare plans, primarily changing post-age 65 coverage to a private medicare marketplace. These amendments triggered a plan remeasurement in the second quarter of 2021, resulting in a reduction of $432 million (including discount rate impact and other changes) to our postretirement obligation in the second quarter of 2021 and a corresponding reduction to accumulated other comprehensive losses.

Note 6. Earnings per Share
We calculated basic and diluted earnings per share (“EPS”) using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net earnings attributable to Altria	$2,850	$3,573	$891	$2,149
Less: Distributed and undistributed earnings attributable to share-based awards	(6)	(6)	(2)	(3)
Earnings for basic and diluted EPS	$2,844	$3,567	$889	$2,146

Weighted-average shares for basic and diluted EPS	1,813	1,853	1,809	1,849

Note 7. Other Comprehensive Earnings/Losses
The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria:

	For the Six Months Ended June 30, 2022
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2021	$(1,612)	$(1,512)		$68	$(3,056)

Other comprehensive earnings (losses) before reclassifications	—	884		5	889
Deferred income taxes	—	(195)		—	(195)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	689		5	694

Amounts reclassified to net earnings	41	(58)		—	(17)
Deferred income taxes	(10)	12		—	2
Amounts reclassified to net earnings, net of deferred income taxes	31	(46)		—	(15)

Other comprehensive earnings (losses), net of deferred income taxes	31	643	(1)	5	679

Balances, June 30, 2022	$(1,581)	$(869)		$73	$(2,377)

	For the Three Months Ended June 30, 2022
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, March 31, 2022	$(1,597)	$(1,434)		$69	$(2,962)

Other comprehensive earnings (losses) before reclassifications	—	746		4	750
Deferred income taxes	—	(163)		—	(163)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	583		4	587

Amounts reclassified to net earnings (losses)	20	(23)		—	(3)
Deferred income taxes	(4)	5		—	1
Amounts reclassified to net earnings (losses), net of deferred income taxes	16	(18)		—	(2)

Other comprehensive earnings (losses), net of deferred income taxes	16	565	(1)	4	585

Balances, June 30, 2022	$(1,581)	$(869)		$73	$(2,377)

	For the Six Months Ended June 30, 2021
(in millions)	Benefit Plans		ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2020	$(2,420)		$(1,938)		$17	$(4,341)

Other comprehensive earnings (losses) before reclassifications	432	(2)	470		29	931
Deferred income taxes	(109)		(103)		—	(212)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	323		367		29	719

Amounts reclassified to net earnings	72		(42)		(1)	29
Deferred income taxes	(18)		9		—	(9)
Amounts reclassified to net earnings, net of deferred income taxes	54		(33)		(1)	20

Other comprehensive earnings (losses), net of deferred income taxes	377		334	(1)	28	739

Balances, June 30, 2021	$(2,043)		$(1,604)		$45	$(3,602)

	For the Three Months Ended June 30, 2021
(in millions)	Benefit Plans		ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, March 31, 2021	$(2,392)		$(1,421)		$39	$(3,774)

Other comprehensive earnings (losses) before reclassifications	432	(2)	(220)		7	219
Deferred income taxes	(109)		48		—	(61)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	323		(172)		7	158

Amounts reclassified to net earnings (losses)	34		(14)		(1)	19
Deferred income taxes	(8)		3		—	(5)
Amounts reclassified to net earnings (losses), net of deferred income taxes	26		(11)		(1)	14

Other comprehensive earnings (losses), net of deferred income taxes	349		(183)	(1)	6	172

Balances, June 30, 2021	$(2,043)		$(1,604)		$45	$(3,602)
(1) Primarily reflects our share of ABI’s currency translation adjustments and the impact of our designated net investment hedges related to our investment in ABI. For further discussion of designated net investment hedges, see Note 4. Financial Instruments.
(2) Reflects the remeasurement impact of salaried retiree healthcare plan amendments. For further discussion, see Note 5. Benefit Plans.
The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2022	2021	2022	2021
Benefit Plans: (1)
Net loss	$61	$85	$30	$42
Prior service cost/credit	(20)	(13)	(10)	(8)
	41	72	20	34
ABI (2)	(58)	(42)	(23)	(14)
Currency Translation Adjustments and Other (2)	—	(1)	—	(1)
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$(17)	$29	$(3)	$19
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 5. Benefit Plans.
(2) Amounts are included in (income) losses from equity investments. For further information, see Note 3. Investments in Equity Securities.

Note 8. Segment Reporting
Our products include smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA, and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; oral tobacco products, consisting of MST and snus products manufactured and sold by USSTC, and oral nicotine pouches manufactured and sold by Helix. These products constitute our reportable segments of smokeable products and oral tobacco products at June 30, 2022. The financial services and the innovative tobacco products businesses, which include the heated tobacco business and Helix ROW, are included in all other.
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
Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net Revenues:
Smokeable products	$11,138	$11,300	$5,873	$6,050
Oral tobacco products	1,278	1,319	665	693
Wine	—	317	—	167
All other	19	36	5	26
Net revenues	$12,435	$12,972	$6,543	$6,936
Earnings before Income Taxes:
OCI:
Smokeable products	$5,321	$5,148	$2,762	$2,776
Oral tobacco products	837	864	430	472
Wine	—	45	—	27
All other	(20)	(26)	(15)	(12)
Amortization of intangibles	(35)	(35)	(18)	(18)
General corporate expenses	(114)	(120)	(54)	(59)
Operating income	5,989	5,876	3,105	3,186
Interest and other debt expense, net	561	603	280	295
Loss on early extinguishment of debt	—	649	—	—
Net periodic benefit income, excluding service cost	(93)	(89)	(47)	(46)
(Income) losses from equity investments	1,229	(126)	1,263	(75)
(Gain) loss on Cronos-related financial instruments	14	(7)	4	103
Earnings before income taxes	$4,278	$4,846	$1,605	$2,909
The comparability of OCI for our reportable segments was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: We recorded pre-tax income for NPM adjustment items of $60 million and $32 million for the six months ended June 30, 2022 and 2021, respectively, in our smokeable products segment. We recorded these items in cost of sales in our condensed consolidated statements of earnings. NPM adjustment items result from the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation in Note 11. Contingencies).
▪Tobacco and Health and Certain Other Litigation Items: We recorded pre-tax charges related to tobacco and health and certain other litigation items as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2022	2021	2022	2021
Smokeable products segment	$50	$43	$38	$8
General corporate expenses	7	—	7	—
Interest and other debt expense, net	1	—	1	—
Total	$58	$43	$46	$8
We recorded the amounts shown in the table above for the smokeable products segment in marketing, administration and research costs in our condensed consolidated statements of earnings. For further discussion, see Note 11. Contingencies.

▪Acquisition-Related Costs: We recorded pre-tax acquisition-related costs of $37 million for the six months ended June 30, 2021 in our oral tobacco products segment primarily for the settlement of an arbitration related to the 2019 on! transaction. We included these costs in marketing, administration and research costs in our condensed consolidated statements of earnings.

Note 9. Debt
Short-term Borrowings and Borrowing Arrangements
At June 30, 2022 and December 31, 2021, we had no short-term borrowings.
We have a senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”) that provides for borrowings up to an aggregate principal amount of $3.0 billion. The Credit Agreement, which is used for general corporate purposes, expires on August 1, 2024 and includes an option, subject to certain conditions, for us to extend the expiration date for an additional one-year period.
At June 30, 2022, we had availability under the Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion.
Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”), or a fallback benchmark rate determined based on prevailing market convention, plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”). The applicable percentage for borrowings under the Credit Agreement at June 30, 2022 was 1.0% based on our long-term senior unsecured debt ratings on that date. The Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral.
The Credit Agreement includes various covenants, one of which requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At June 30, 2022, the ratio of consolidated EBITDA to Consolidated Interest Expense, calculated in accordance with the Credit Agreement, was 10.7 to 1.0. At June 30, 2022, we were in compliance with our covenants in the Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the Credit Agreement, include certain adjustments.
Any commercial paper issued by us and borrowings under the Credit Agreement are guaranteed by PM USA.
Long-term Debt
The aggregate carrying value of our total long-term debt at June 30, 2022 and December 31, 2021 was $27.7 billion and $28.0 billion, respectively.
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
At June 30, 2022 and December 31, 2021, accrued interest on long-term debt of $376 million and $429 million, respectively, was included in other accrued liabilities on our condensed consolidated balance sheets.
For a discussion of the fair value of our long-term debt and the designation of our Euro denominated senior unsecured notes as a net investment hedge of our investment in ABI, see Note 4. Financial Instruments.

Note 10. Income Taxes
Earnings before income taxes, provision for income taxes and income tax rates consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2022	2021	2022	2021
Earnings before income taxes	$4,278	$4,846	$1,605	$2,909
Provision for income taxes	1,428	1,275	714	759
Income tax rate	33.4%	26.3%	44.5%	26.1%
Our income tax rates for the six and three months ended June 30, 2022 differ from the U.S. federal statutory rate of 21%, due primarily to a valuation allowance recorded against a deferred tax asset related to the decreases in the estimated fair value of our investment in JUUL.
Our income tax rates for the six months ended June 30, 2021 differ from the U.S. federal statutory rate of 21%, due primarily to valuation allowances recorded against deferred tax assets related to our investment in JUUL and our Investment in Cronos.
Our income tax rates for the three months ended June 30, 2021 differ from the U.S. federal statutory rate of 21%, due primarily to a valuation allowance recorded against a deferred tax asset related to our Investment in Cronos, partially offset by a valuation allowance release related to the increase in the estimated fair value of our investment in JUUL.
For further information on the changes in the estimated fair value of our investment in JUUL and our Investment in Cronos, see Note 3. Investments in Equity Securities.
The following chart provides a reconciliation of the beginning and ending valuation allowances for the period ended June 30, 2022:

(in millions)
Balance at beginning of year	$3,097
Additions to valuation allowance charged to income tax expense	368
Reductions to valuation allowance credited to income tax benefit	(8)
Foreign currency translation	(1)
Balance at end of period	$3,456
We determine the realizability of deferred tax assets based on the weight of available evidence, that it is more-likely-than-not that the deferred tax asset will not be realized. In reaching this determination, we consider all available positive and negative evidence, including the character of the loss, carryback and carryforward considerations, future reversals of temporary differences and available tax planning strategies.
The changes in valuation allowances for the six months ended June 30, 2022 were due primarily to deferred tax assets recorded in connection with decreases in the estimated fair value of our investment in JUUL. The cumulative valuation allowance at June 30, 2022 was primarily attributable to deferred tax assets recorded in connection with our investment in JUUL and our Investment in Cronos.

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
Judgments Paid and Provisions for Tobacco and Health (Including Engle Progeny Litigation) and Certain Other Litigation Items: The changes in our accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2022	2021	2022	2021
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$91	$9	$—	$8
Pre-tax charges for:
Tobacco and health and certain other litigation (1)	57	43	45	8
Related interest costs	1	—	1	—
Payments	(124)	(52)	(21)	(16)
Accrued liability for tobacco and health and certain other litigation items at end of period	$25	$—	$25	$—
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
After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $929 million and interest totaling approximately $228 million as of June 30, 2022. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $421 million and related interest totaling approximately $57 million.

Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of July 25, 2022, PM USA has posted appeal bonds totaling approximately $50 million, which have been collateralized with restricted cash that are included in assets on our condensed consolidated balance sheets.
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
The table below lists the number of certain tobacco-related cases pending in the United States against us as of:

	July 25, 2022	July 26, 2021
Individual Smoking and Health Cases (1)	162	169
Health Care Cost Recovery Actions (2)	1	1
E-vapor Cases (3)	4,030	2,626
Other Tobacco-Related Cases (4)	3	3
(1) Includes as of July 25, 2022, 16 cases filed in Illinois, 18 cases filed in New Mexico, 36 cases filed in Massachusetts and 58 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,396 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. Class members were prohibited from filing individual lawsuits after 2000 under the court-approved settlement.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) Includes as of July 25, 2022, 58 class action lawsuits, 2,957 individual lawsuits and 1,015 “third party” lawsuits relating to JUUL e-vapor products, which include school districts, state and local government, tribal and healthcare organization lawsuits. JUUL is an additional named defendant in each of these lawsuits. The 58 class action lawsuits include 32 cases in the Northern District of California (“Multidistrict Litigation” or “MDL”) involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons.
(4) Includes as of July 25, 2022, one inactive smoking and health case alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.
International Tobacco-Related Cases: As of July 25, 2022, (i) Altria is named as a defendant in three e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement (defined below) between Altria and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of July 25, 2022, six Engle progeny cases, two individual smoking and health cases and no e-vapor cases are set for trial through September 30, 2022. Trial dates are subject to change.
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
Of the 25 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 23 have reached final resolution.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of July 25, 2022.
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
Principe: In February 2020, a jury in a Florida state court returned a verdict in favor of plaintiff and against PM USA, awarding approximately $11 million in compensatory damages. There was no claim for punitive damages. PM USA appealed the trial court verdict to the Third District Court of Appeal and, in September 2021, the appellate court reversed the trial court’s decision and found in favor of PM USA. Plaintiff moved for a rehearing before the Third District Court of Appeal, which the court denied in March 2022. In April 2022, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In July 2022, the Florida Supreme Court denied plaintiff’s motion for discretionary review.
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of July 25, 2022, approximately 727 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 911 state court plaintiffs. Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the 2015 federal Engle agreement resolved nearly all Engle progeny cases pending in federal court, as of July 25, 2022, one case was pending against PM USA in federal court representing the only case excluded from that agreement.
Engle Progeny Trial Results: As of July 25, 2022, 139 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Seventy-six verdicts were returned in favor of plaintiffs, and eight verdicts (Skolnick, Calloway, Oshinsky-Blacker, McCoy, Mahfuz, Neff, Frogel and Gloger) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending. In two cases, Kaplan (McLaughlin) and Sommers, the punitive damages awards were vacated on appeal and remanded for new trials. In Sommers, the trial court granted PM USA’s motion for summary judgment, and plaintiff has appealed.
Fifty-five verdicts were returned in favor of PM USA, of which 45 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of July 25, 2022. The jury in one case, Garcia, awarded plaintiff compensatory damages and found plaintiff was entitled to punitive damages; however, the court declared a mistrial in the second phase of the trial regarding punitive damages because the jury was unable to determine the amount of the punitive damages. Four verdicts (Pearson, D. Cohen, Collar and Chacon) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case decided to award plaintiffs damages. One case, Pollari, resulted in a verdict in favor of PM USA following a retrial of an initial verdict returned in favor of plaintiff. Plaintiff and defendants appealed the verdict and the appellate court affirmed the judgment in favor of the defendants. Three cases, Gloger, Rintoul (Caprio) and Duignan, resulted in verdicts in favor of plaintiffs following retrial of initial verdicts returned in favor of plaintiffs. A post-trial appeal is pending in Duignan. The verdicts in the retrials in Gloger and Rintoul (Caprio) were reversed upon appeal and remanded for new trials. Two cases, Freeman and Harris, resulted in an appellate reversal of a jury verdict in favor of plaintiff, and a judgment in favor of PM USA.
The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of July 25, 2022 but where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated. The second chart lists cases that have concluded in the past 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.
References below to “R.J. Reynolds,” “Lorillard” and “Liggett Group” are to R.J. Reynolds Tobacco Company, Lorillard Tobacco Company and Liggett Group, LLC, respectively.
Currently Pending Engle Cases with Verdicts Against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status
Schertzer	April 2022	PM USA and R.J. Reynolds	Miami-Dade	$3 million	$0	Defendants’ and PM USA’s post-trial motions pending.
Lipp	September 2021	PM USA	Miami-Dade	$15 million	$28 million	Appeal by defendant to Third District Court of Appeal pending.
Garcia	May 2021	PM USA	Miami-Dade	$6 million	Mistrial	Appeals by plaintiff and defendant to Third District Court of Appeal pending.
Duignan	February 2020 (2)	PM USA and R.J. Reynolds	Pinellas	$3 million	$12 million	Defendants’ petition for review to the Florida Supreme Court pending.
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	$0	New trial ordered on punitive damages.
Holliman	February 2019	PM USA	Miami-Dade	$3 million	$0	Appeal by defendant to Third District Court of Appeal pending.
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Defendants’ petition for review to the Florida Supreme Court pending.
Kaplan (McLaughlin)	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$0
Florida Supreme Court vacated the punitive damages award in accordance with the decision in Sheffield (3). The Fourth District Court of Appeals affirmed the compensatory damages award and granted a new trial on punitive damages.

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status
R. Douglas	November 2017	PM USA	Duval	<$1 million	$0	Awaiting entry of final judgment by the trial court.
Cooper (Blackwood)	September 2015	PM USA and R.J. Reynolds	Broward	$5 million (<$1 million PM USA)	$0	Fourth District Court of Appeal affirmed the compensatory damages award and granted a new trial on punitive damages.
D. Brown	January 2015	PM USA	Federal Court - Middle District of Florida	$8 million ($5 million PM USA)	$0	U.S. Court of Appeals for the Eleventh Circuit vacated the punitive damages award and reduced the compensatory damages to $5 million based on plaintiff’s comparative fault.
(1) PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.
(2) Plaintiff’s verdict following a retrial of an initial verdict in favor of plaintiff.
(3) PM USA is not a defendant in Sheffield, which is discussed below in Engle Progeny Appellate Issues.

Engle Cases Concluded Within Past 12 Months
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Accrual Date	Payment Amount (if any)	Payment Date
Cuddihee	January 2020	PM USA	Duval	Second quarter of 2022	$2 million	June 2022

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
In Linda Prentice v. R.J. Reynolds Tobacco Company, an Engle progeny case against R.J. Reynolds only, the Florida Supreme Court resolved a conflict among Florida’s District Courts of Appeal finding that in order for an Engle plaintiff to prevail on fraudulent concealment and conspiracy claims, plaintiff must prove that the smoker relied to his or her detriment on a statement that concealed or omitted material information about the health risks or addictiveness of smoking. The Florida Supreme Court declined to revisit its prior decisions giving preclusive effect to the Engle Phase I findings, described above in Engle Class Action. Plaintiffs filed a motion seeking rehearing on the proper remedy for cases in which the court’s jury instructions did not comply with the Florida Supreme Court’s decision in Prentice. In May 2022, the Florida Supreme Court denied plaintiffs’ motion for rehearing.
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
As of July 25, 2022, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to us) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the United States). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
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
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million; these quarterly payments are expected to end in 2024. For the three months ended June 30, 2022 and 2021, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.0 billion and $1.2 billion, respectively. For the six months ended June 30, 2022 and 2021, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.9 billion and $2.1 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
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
Settlements of NPM Adjustment Disputes.
▪Multi-State Settlement. By the end of 2018, PM USA entered into a multi-state settlement of NPM Adjustment disputes with a total of 36 MSA states and territories in which PM USA settled the NPM Adjustment disputes through 2022 with 35 of the 36 states, and through 2024 with one state. In March 2022, Illinois joined the multi-state settlement, settling the NPM Adjustment disputes through 2028 and bringing the total number of settling states and territories to 37. As a result, PM USA will receive approximately $80 million for 2004-2021 ($20 million of which relates to the 2019-2021 “transition years”). In connection with this development for Illinois, PM USA recorded $80 million as a reduction in cost of sales in the first quarter of 2022. Pursuant to the multi-state settlement, PM USA has received $1.15 billion and expects to receive approximately $410 million in credits to offset PM USA’s MSA payments through 2036.
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
Continuing NPM Adjustment Disputes with States That Have Not Settled.
▪2004 NPM Adjustment. The PMs and the nine states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes for 2004 in a multi-state arbitration. A tenth state, Illinois, also participated in the arbitration, but joined the multi-state settlement after the arbitration panel issued its decisions described below. Hearings for nine of the 10 states concluded by the end of 2020. In September 2021, the arbitration panels issued decisions finding that two states, Missouri and Washington, were not diligent in their enforcement of their escrow statutes in 2004 and, therefore, are subject to the NPM adjustment for 2004. The arbitration panels further found that the remaining seven states were diligent in their enforcement and, therefore, are not subject to the NPM adjustment for 2004. The hearing for one remaining state concluded in March 2022; however, a decision has not yet been issued. The two states determined by the arbitration panel to be non-diligent have filed motions in applicable state courts and with the arbitration panels challenging these determinations and several issues remain to be resolved by the arbitration panels that will affect the final amount of the 2004 NPM adjustment PM USA and other PMs will receive. PM USA recorded $21 million as a reduction in cost of sales in the third quarter of 2021 for its estimate of the minimum amount of the 2004 NPM adjustment it will receive. PM USA estimates it is entitled to interest of approximately $23 million in connection with the 2004 NPM adjustment, which it recorded as interest income in the third quarter of 2021.
▪2005-2007 NPM Adjustments. The PMs and the nine states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005-2007, for eight of the nine states, and one year, 2005, for one state. As of July 25, 2022, no decisions have resulted from the arbitration.
▪Subsequent Years. No assurance can be given as to when proceedings for 2008 and subsequent years will be scheduled or the precise form those proceedings will take.
Other Disputes Under the State Settlement Agreements: The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the allocations of any NPM Adjustments and related settlements, have been and may continue to be affected by R.J. Reynolds’s acquisition of Lorillard in 2015 and its related sale of certain cigarette brands to ITG (the “ITG transferred brands”). PM USA filed motions to enforce the State Settlement Agreements in Florida, Minnesota, Texas and Mississippi in connection with various positions that R.J. Reynolds and ITG took with regard to the ITG transferred brands. After various court decisions in each of those states that were favorable to PM USA, those motions to enforce have now been resolved either through settlement or exhaustion of appeals. In May 2022, PM USA filed a motion to compel arbitration under the MSA regarding certain positions that R.J. Reynolds and ITG took with regard to the ITG transferred brands. In June 2022, the matter was resolved through mutual agreement of the parties. Despite these resolutions, PM USA continues to dispute the accuracy of certain submissions made by R.J. Reynolds and ITG concerning the calculation of certain payments relating to the ITG transferred brands and may pursue such claims.
In December 2019, the State of Mississippi filed a motion in Mississippi state court seeking to enforce the Mississippi State Settlement Agreement against PM USA, R.J. Reynolds and ITG concerning the tax rates used in the annual calculation of the net operating profit adjustment payments starting in 2018. The Mississippi state court held a hearing in October 2021 and issued a decision in June 2022 granting the State’s motion. Further proceedings remain outstanding, and a final judgment has not yet been issued.
In January 2021, PM USA and other PMs reached an agreement with several MSA states to waive the PMs’ claim under the most favored nation provision of the MSA in connection with a settlement between those MSA states and a non-participating manufacturer, S&M Brands, Inc. (“S&M Brands”), under which the states released certain claims against S&M Brands in exchange for receiving a portion of the funds S&M Brands deposited into escrow accounts in those states pursuant to the states’ escrow statutes. In consideration for waiving its most favored nation claim, PM USA received approximately $32 million from the escrow funds paid to those MSA states under their settlement with S&M Brands. These funds were received in January 2021 and were recorded in our condensed consolidated statement of earnings for the first quarter of 2021 as a reduction in cost of sales.
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
The requirements related to corrective statements at point-of-sale remain outstanding. In May 2014, the district court ordered further briefing on the issue, which was completed in June 2014. In May 2018, the parties submitted a joint status report and additional briefing on point-of-sale signage to the district court. In May 2019, the district court ordered a hearing on the point-of-sale signage issue. The hearing was subsequently vacated due to the parties reaching an agreement in principle regarding the placement of corrective statements at point-of-sale. A hearing for the district court to consider and approve any settlement and consent decree proposed by the parties is set for July 2022.
In June 2020, the U.S. government filed a motion with the district court asking for clarification as to whether the court-ordered injunction that applies to cigarettes also applies to HeatSticks, a heated tobacco product used with the IQOS electronic device. In August 2020, we filed an opposition to the government’s motion and, in the alternative, a motion to modify the injunction to make clear it does not apply to HeatSticks. The district court heard arguments on the motions in July 2022 and has not yet issued any decisions. Regardless of the district court’s decisions on the pending motions, the government has indicated it will not oppose a modification to the injunction that permits PM USA to use the Modified Risk Tobacco Product claim authorized by the FDA for HeatSticks.
E-vapor Product Litigation
As of July 25, 2022, we are defendants in 58 class action lawsuits relating to JUUL e-vapor products. JUUL is an additional named defendant in each of these lawsuits. The theories of recovery include violation of RICO, fraud, failure to warn, design defect, negligence and unfair trade practices. Plaintiffs seek various remedies, including compensatory and punitive damages and an injunction prohibiting product sales. The 58 class action lawsuits include 32 cases involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons. Three of the class action lawsuits are pending in Canada.
We also have been named as defendants in other lawsuits involving JUUL e-vapor products, including 2,957 individual lawsuits and 1,015 “third party” lawsuits, which include school districts, state and local governments and tribal and healthcare organization lawsuits. JUUL is an additional named defendant in each of these lawsuits.
In October 2019, the U.S. Judicial Panel on Multidistrict Litigation ordered the coordination or consolidation of the federal individual and class action lawsuits mentioned above in the U.S. District Court for the Northern District of California for pretrial purposes.
We filed motions to dismiss certain claims in the class action and school district cases, including the federal RICO claim. In October 2020, the U.S. District Court for the Northern District of California granted the motion to dismiss the RICO class action claim without prejudice. Although it otherwise denied the motion, the court found that plaintiffs had not sufficiently alleged standing or causation with respect to their claim under California law. The court also granted the motion to dismiss the RICO claim in the cases filed by various school districts, but denied the motion in all other respects. The court gave plaintiffs the opportunity to amend their complaints to attempt to cure the deficiencies the court identified and plaintiffs filed their amended complaints in November 2020. In January 2021, we filed a renewed motion to dismiss the RICO claim, which the court denied in April 2021. In June 2022, the court granted plaintiffs’ motion to certify a nationwide class based on state law claims against JUUL and RICO claims against Altria and other defendants. Altria and the other defendants have filed petitions with the U.S. Court of Appeals for the Ninth Circuit seeking discretionary review of the class certification order.
The court has set trial dates for five cases pending in the Multidistrict Litigation. The first trial is currently scheduled for November 2022.
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
Three of the “third party” lawsuits noted above against us and JUUL were initiated, individually, by the attorneys general of Alaska, Hawaii and Minnesota alleging violations of state consumer protection and other similar laws. We filed motions to dismiss each of these three lawsuits and the motions were denied in February 2022, May 2021 and June 2021, respectively. However, in the Alaska lawsuit, although the trial court declined to dismiss most of the plaintiff’s claims, the trial court did dismiss plaintiff’s public nuisance claim. The trial courts in the Alaska, Hawaii and Minnesota lawsuits have set the trials for April 2024, February 2024 and March 2023, respectively. JUUL is also named in other attorneys general lawsuits in which we are not currently named. As of July 25, 2022, JUUL settled four such lawsuits by, in each case, agreeing to a monetary payment (on average approximately $20 million) and to certain restrictions on its sales and marketing activities.
IQOS Litigation
In April 2020, RAI Strategic Holdings, Inc. and R.J. Reynolds Vapor Co., which are affiliates of R.J. Reynolds, filed a lawsuit against Altria, PM USA, Altria Client Services LLC, PMI and its affiliate, Philip Morris Products S.A., in the U.S. District Court for the Eastern District of Virginia asserting claims of patent infringement based on the sale of the IQOS electronic device and HeatSticks in the United States. Plaintiffs seek various remedies, including preliminary and permanent injunctive relief, treble damages and attorneys’ fees. Altria and PMI were previously dismissed from the lawsuit, and plaintiffs’ claims against the other defendants have been stayed.
PM USA, Altria Client Services LLC and Philip Morris Products S.A. filed counterclaims against plaintiffs alleging patent infringement by R.J. Reynolds’ e-vapor products. In June 2022, PM USA and Altria Client Services LLC reached an agreement with R.J. Reynolds resulting in dismissal of their counterclaims.
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
Antitrust Litigation
In April 2020, the FTC issued an administrative complaint against Altria and JUUL alleging that our 35% investment in JUUL and the associated agreements constitute an unreasonable restraint of trade in violation of Section 1 of the Sherman Antitrust Act of 1890 (“Sherman Act”) and Section 5 of the Federal Trade Commission Act of 1914, and substantially lessened competition in violation of Section 7 of the Clayton Antitrust Act (“Clayton Act”). If the FTC’s challenge is successful, the FTC may order a broad range of remedies, including divestiture of our minority investment in JUUL, rescission of the transaction and all associated agreements, a requirement of FTC approval of future agreements related to the development, manufacture, distribution or sale of e-vapor products and prohibition against any officer or director of either Altria or JUUL serving on the other party’s board of directors or attending meetings of the other party’s board of directors and notice to the FTC in advance of certain corporate actions, including acquisitions, mergers or certain corporate restructurings. In February 2022, the administrative law judge dismissed the FTC’s complaint and, also in February 2022, FTC complaint counsel appealed the administrative law judge’s decision to the FTC. Oral argument with respect to the appeal is currently scheduled for September 2022. Altria can appeal any adverse ruling the FTC issues following its review to any U.S. Court of Appeals.
Also as of July 25, 2022, 17 putative class action lawsuits have been filed against Altria and JUUL in the U.S. District Court for the Northern District of California. The lawsuits initially named, in addition to the two companies, certain senior executives and certain members of the board of directors of both companies as defendants; however, those individuals currently or formerly affiliated with Altria were later dismissed. In November 2020 these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, cite the FTC administrative complaint and allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Act and Section 7 of the Clayton Act and various state antitrust, consumer protection and unjust enrichment laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid, divestiture of our minority investment in JUUL and rescission of the transaction. We filed a motion to dismiss these lawsuits in January 2021. In August 2021, the U.S. District Court for the Northern District of California denied our motion to dismiss except with respect to plaintiffs’ claims for injunctive and equitable relief. However, plaintiffs were granted the opportunity to replead such claims by the trial court, which plaintiffs did in September 2021. In January 2022, the trial court ordered that the direct-purchaser plaintiffs’ claims against JUUL be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement. The court granted plaintiffs’ leave to replead the complaint with new direct-purchaser plaintiffs, which plaintiffs did in February 2022, substituting in four new plaintiffs.
In November 2020, we exercised our rights to convert our non-voting JUUL shares to voting shares. We do not currently intend to exercise our additional governance rights obtained upon conversion, including the right to elect directors to JUUL’s board or to vote our JUUL shares other than as a passive investor.
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
Federal and State Shareholder Derivative Lawsuits: In August 2020, two purported Altria shareholders filed separate derivative lawsuits in the U.S. District Court for the Northern District of California on behalf of themselves and Altria, against Mr. Willard, Mr. Gifford, JUUL and certain of our executives and officers. These derivative lawsuits relate to our investment in JUUL, and assert claims of breach of fiduciary duty by the Altria defendants and aiding and abetting in that alleged breach of fiduciary duty by the remaining defendants. In March 2021, the U.S. District Court for the Northern District of California granted defendants’ motion to transfer both lawsuits to the U.S. District Court for the Eastern District of Virginia. Three additional federal derivative lawsuits were filed in October 2020, January 2021 and March 2021, respectively, in the U.S. District Court for the Eastern District of Virginia against Mr. Willard, Mr. Gifford, Mr. Crosthwaite, certain members of our Board of Directors, JUUL, its founders and some of its current and former executives. These suits assert various claims, including breach of fiduciary duty, unjust enrichment, waste of corporate assets and violations of certain federal securities laws. The remedies sought in these lawsuits include damages, disgorgement of profits, reformation of our corporate governance and internal procedures, and attorneys’ fees. In April 2021, the court consolidated the five cases pending in the Eastern District of Virginia into a single case.
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
Altria and other parties to the federal and state derivative actions have reached an agreement in principle to resolve these actions through the execution of a memorandum of understanding. The parties are in the process of negotiating formal settlement documentation. The derivative settlement will be subject to court approval.
Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or our other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of July 25, 2022, two “Lights/Ultra Lights” class actions are pending in U.S. state courts. Neither case is active.
As of July 25, 2022, one smoking and health case alleging personal injury or seeking court-supervised programs or ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases have included lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of July 25, 2022, there is no such case pending against UST and/or its tobacco subsidiaries.
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
Guarantees and Other Similar Matters
In the ordinary course of business, we have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2022, we (i) had $46 million of unused letters of credit obtained in the ordinary course of business and (ii) were contingently liable for guarantees related to our own performance, including $19 million for surety bonds recorded on our condensed consolidated balance sheet. In addition, from time to time, we issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on our liquidity.
Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of our 2008 spin-off of our former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. We do not have a related liability recorded on our condensed consolidated balance sheet at June 30, 2022 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the IQOS patent litigation discussed above under IQOS Litigation, excluding the patent infringement case filed with the U.S. District Court for the Northern District of Georgia.
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
ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
The guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also specify required disclosures for equity securities subject to contractual sale restrictions.
		The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023.	We do not expect this guidance to have a material impact on our consolidated financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
When used in this Quarterly Report on Form 10-Q (“Form 10-Q”), the terms “Altria,” “we,” “us” and “our” refer to either (i) Altria Group, Inc. and its consolidated subsidiaries or (ii) Altria Group, Inc. only and not its consolidated subsidiaries, as appropriate in the context.
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section, we refer to the following “adjusted” financial measures: adjusted operating companies income (loss) (“OCI”); adjusted OCI margins; adjusted net earnings attributable to Altria; adjusted diluted earnings per share attributable to Altria; and adjusted effective tax rates. These adjusted financial measures are not required by, or calculated in accordance with, United States generally accepted accounting principles (“GAAP”) and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. For a further description of these non-GAAP financial measures, see the Non-GAAP Financial Measures section below.
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
In addition, we own equity investments in Anheuser-Busch InBev SA/NV (“ABI”), the world’s largest brewer, and Cronos Group Inc. (“Cronos”), a leading Canadian cannabinoid company.
The brand portfolios of our tobacco operating companies include Marlboro, Black & Mild, Copenhagen, Skoal and on!. Trademarks and service marks related to Altria referenced in this Form 10-Q are the property of Altria or our subsidiaries or are used with permission.
Trends and Developments
In this MD&A section, we discuss factors that have impacted our business as of the date of this Form 10-Q. In addition, we are aware of certain trends and developments that could, individually or in the aggregate, have a material impact on our business, including the value of our equity investments, in the future. In this Trends and Developments section, we focus on the potential effects on our business resulting from the recent rise in the rate of inflation, the continuing effects of the COVID-19 pandemic, the Russian invasion of Ukraine and recent regulatory actions.
We continue to monitor the evolving macroeconomic and geopolitical landscape. High rates of inflation continued in the second quarter of 2022, driven by increasing global energy, commodity and food prices, which were further exacerbated by other factors, including supply and demand imbalances, labor shortages and the Russian invasion of Ukraine. High inflation, high gas prices, rising interest rates, the COVID-19 pandemic and the end of federal government stimulus could impact our business by negatively impacting adult tobacco consumers’ disposable income and future purchasing behavior. We expect fluctuations in discount product share for cigarettes and MST products as price sensitive adult tobacco consumers react to their economic conditions. We continue to monitor the effect of these dynamics on adult tobacco consumers and their purchasing behaviors, including overall tobacco product expenditures, mix between premium and discount brand purchases and adoption of smoke-free products. Increases in inflation also have a direct and adverse impact on our Master Settlement Agreement (“MSA”) expense and other direct and indirect costs. We expect inflation to continue at increased levels in 2022, and the extent of any effects on adult tobacco consumer purchasing behavior depends in part on the magnitude and duration of such increase. See Operating Results by Business Segment - Tobacco Space - Business Environment for additional information on evolving trends in the tobacco industry and the impacts to our business from increased inflation.
Volatility in domestic and global economies and disruptions in the supply and distribution chains continued in the second quarter of 2022, resulting from several factors, including the on-going impacts of the COVID-19 pandemic and the Russian invasion of Ukraine. While our operating companies focus on the manufacture and sale of tobacco products in the United States and have little direct exposure to Russia and Ukraine, we have experienced negative effects on the cost and availability of certain raw materials and component parts for our products. We continue to work to mitigate the potential negative impacts of these macroeconomic and geopolitical dynamics on our businesses through, among other actions, proactive engagement with current and potential suppliers and distributors, the development of alternative sourcing strategies, long-term supply contracts, evolution of our safety, health and environmental protocols at our facilities and prudent oversight of our liquidity. See Operating Results by Business Segment - Tobacco Space - Business Environment for additional information on the supply chain and other impacts of the macroeconomic and geopolitical environment on our business.
Tobacco companies are subject to broad and evolving regulatory and legislative frameworks that could have a material impact on our business. For example, the U.S. Food and Drug Administration (“FDA”) has stated its intention to issue proposed product standards regarding menthol in cigarettes and characterizing flavors in cigars in the near future and, in June 2022, the Biden Administration published plans for future potential regulatory actions that include the FDA’s plans to develop a proposed product standard that would establish a maximum nicotine level for cigarettes and certain other combusted tobacco products. See Operating Results by Business Segment - Tobacco Space - Business Environment for additional information on the nature, scope and potential impacts of regulatory and legislative developments.
In June 2022, the FDA issued marketing denial orders (“MDOs”) to JUUL ordering all of JUUL’s products currently marketed in the United States off the market. In July 2022, the FDA administratively stayed the MDOs on a temporary basis, citing its determination that there are scientific issues unique to the JUUL pre-market tobacco applications (“PMTA”) that warrant additional agency review. This administrative stay temporarily suspends the MDOs and JUUL’s products currently remain on the market. See Operating Results by Business Segment - Tobacco Space - Business Environment - FSPTCA and FDA Regulation - FDA Regulatory Actions - Electronic Nicotine Delivery System Products for additional information regarding the MDOs. We considered, among other factors, the impact of the FDA’s actions in conducting our quarterly quantitative valuation of our investment in JUUL at June 30, 2022. As a result, we recorded a non-cash, pre-tax unrealized loss of $1.2 billion for the three months ended June 30, 2022. We will continue to monitor developments with the FDA’s additional review, among other factors, in our quarterly quantitative valuations of JUUL.
ABI’s business also continues to be impacted by macroeconomic and geopolitical factors. ABI has been impacted by supply chain constraints across certain markets, foreign exchange rate fluctuations, inflation and commodity cost headwinds. ABI has a joint venture with exposure to Russia and Ukraine, which it fully impaired in the first quarter of 2022 and has announced plans to sell. Additionally, the macroeconomic and geopolitical factors have contributed to significant changes in certain foreign exchange rates, including the Euro to U.S. dollar exchange rate, resulting in the fair value of our investment in ABI declining below its carrying value by $1.1 billion at June 30, 2022, which we concluded was temporary.
See Note 3. Investments in Equity Securities to our condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q (“Item 1”) and Critical Accounting Policies and Estimates for additional information on our equity investments.
We continue to monitor the increased risk of cyber attacks as a result of the Russian invasion of Ukraine. We have implemented heightened cybersecurity monitoring of our systems and those of our critical suppliers designed to address the evolving threat landscape.

While the reduction in the fair value of our equity investment in JUUL has had a material adverse effect on our financial results, to date, we have not experienced any material adverse effects on our business or our ability to achieve our Vision as a result of the trends and developments discussed above. As the trends and developments discussed above evolve and new ones emerge, we will continue to evaluate the potential impacts on our business and our Vision.
Consolidated Results of Operations for the Six Months Ended June 30, 2022
The changes in net earnings attributable to Altria and diluted earnings per share (“EPS”) attributable to Altria for the six months ended June 30, 2022, from the six months ended June 30, 2021, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the six months ended June 30, 2021	$3,573	$1.93
2021 NPM Adjustment Items	(24)	(0.01)
2021 Asset impairment, exit, implementation, acquisition and disposition-related costs	43	0.02
2021 Tobacco and health and certain other litigation items	33	0.02
2021 JUUL changes in fair value	100	0.05
2021 ABI-related special items	(71)	(0.04)
2021 Cronos-related special items	116	0.06
2021 Loss on early extinguishment of debt	496	0.27
2021 Income tax items	3	—
Subtotal 2021 special items	696	0.37
2022 NPM Adjustment Items	45	0.02
2022 Asset impairment, exit, implementation, acquisition and disposition-related costs	(7)	—
2022 Tobacco and health and certain other litigation items	(44)	(0.02)
2022 JUUL changes in fair value	(1,255)	(0.70)
2022 ABI-related special items	(42)	(0.02)
2022 Cronos-related special items	(167)	(0.09)
2022 Income tax items	(9)	—
Subtotal 2022 special items	(1,479)	(0.81)
Fewer shares outstanding	—	0.05
Change in tax rate	(1)	—
Operations	61	0.03
For the six months ended June 30, 2022	$2,850	$1.57

2022 Reported Net Earnings	$2,850	$1.57
2021 Reported Net Earnings	$3,573	$1.93
% Change	(20.2)%	(18.7)%

2022 Adjusted Net Earnings and Adjusted Diluted EPS	$4,329	$2.38
2021 Adjusted Net Earnings and Adjusted Diluted EPS	$4,269	$2.30
% Change	1.4%	3.5%
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
▪Operations: The increase of $61 million in operations (which excludes the impact of special items shown in the table above) was due primarily to higher OCI and lower interest and other debt expense, net.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.

Consolidated Results of Operations for the Three Months Ended June 30, 2022
The changes in net earnings attributable to Altria and diluted EPS attributable to Altria for the three months ended June 30, 2022, from the three months ended June 30, 2021, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the three months ended June 30, 2021	$2,149	$1.16
2021 Asset impairment, exit, implementation, acquisition and disposition-related costs	6	—
2021 Tobacco and health and certain other litigation items	7	—
2021 JUUL changes in fair value	(100)	(0.05)
2021 ABI-related special items	29	0.02
2021 Cronos-related special items	186	0.10
2021 Income tax items	9	—
Subtotal 2021 special items	137	0.07
2022 Asset impairment, exit, implementation, acquisition and disposition-related costs	(2)	—
2022 Tobacco and health and certain other litigation items	(35)	(0.02)
2022 JUUL changes in fair value	(1,155)	(0.64)
2022 ABI-related special items	(89)	(0.05)
2022 Cronos-related special items	(106)	(0.06)
2022 Income tax items	(4)	—
Subtotal 2022 special items	(1,391)	(0.77)
Fewer shares outstanding	—	0.03
Change in tax rate	3	—
Operations	(7)	—
For the three months ended June 30, 2022	$891	$0.49

2022 Reported Net Earnings	$891	$0.49
2021 Reported Net Earnings	$2,149	$1.16
% Change	(58.5)%	(57.8)%

2022 Adjusted Net Earnings and Adjusted Diluted EPS	$2,282	$1.26
2021 Adjusted Net Earnings and Adjusted Diluted EPS	$2,286	$1.23
% Change	(0.2)%	2.4%
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
2022 Forecasted Results
We expect our 2022 full-year adjusted diluted EPS to be in a range of $4.79 to $4.93, representing a growth rate of 4% to 7% over our 2021 full-year adjusted diluted EPS of $4.61, as shown in the first table below. While the 2022 full-year adjusted diluted EPS guidance accounts for a range of scenarios, the external environment remains dynamic. We will continue to monitor conditions related to (i) the economy, including the impact of increased inflation, rising interest rates and global supply chain disruptions, (ii) the impact of current and future COVID-19 variants and mitigation strategies, (iii) adult tobacco consumer dynamics, including tobacco usage occasions, available disposable income, purchasing patterns and adoption of smoke-free products, (iv) regulatory and legislative developments and (v) the impacts of the Russian invasion of Ukraine.
Our 2022 full-year adjusted diluted EPS guidance range includes planned investments in support of our Vision, such as (i) enhancement of our digital consumer engagement system, (ii) increased smoke-free product research, development and regulatory preparation expenses and (iii) marketplace activities in support of our smoke-free products. The guidance range also includes anticipated inflationary increases in MSA expenses and direct and indirect materials costs and our current expectation that PM USA will not have access to the IQOS system in 2022.

Reconciliation of 2021 Reported Diluted EPS to 2021 Adjusted Diluted EPS
2021 Reported diluted EPS	$1.34
NPM Adjustment Items	(0.03)
Asset impairment, exit, implementation, acquisition and disposition-related costs	0.05
Tobacco and health and certain other litigation items	0.07
ABI-related special items	2.66
Cronos-related special items	0.25
Loss on early extinguishment of debt	0.27
2021 Adjusted diluted EPS	$4.61
The following (income) expense items are excluded from our 2022 forecasted adjusted diluted EPS growth rate:

(Income) Expense Excluded from 2022 Forecasted Adjusted Diluted EPS
NPM Adjustment Items	$(0.02)
Tobacco and health and certain other litigation items	0.02
JUUL changes in fair value	0.70
ABI-related special items	0.02
Cronos-related special items	0.09
$0.81
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

Discussion and Analysis
Critical Accounting Policies and Estimates
Investment in ABI
At June 30, 2022, our equity investment in ABI consisted of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. The fair value of our equity investment in ABI is based on: (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets for the Restricted Shares, and was classified in Level 2 of the fair value hierarchy. We can convert the Restricted Shares to ordinary shares at our discretion. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share.
The fair value of our equity investment in ABI at December 31, 2021 and March 31, 2022 was $11.9 billion for both periods, which exceeded its carrying value of $11.1 billion and $11.3 billion by approximately 7% and 5%, respectively. In the second quarter of 2022, the fair value of our equity investment in ABI declined and at June 30, 2022 was below its carrying value by $1.1 billion or approximately 9%. Accounting guidance requires the evaluation of the following factors when determining if the decline in fair value is other than temporary: (i) the duration and magnitude of the fair value decline; (ii) the financial condition and near-term prospects of the investee; and (iii) the investor’s intent and ability to hold its equity investment until full recovery to its carrying value in the near-term. In preparing our financial statements for the period ended June 30, 2022, we evaluated these factors, including the macroeconomic and geopolitical factors that have resulted in significant changes in certain foreign exchange rates. We determined that the primary driver of the decline in fair value below the carrying value, which began during the second quarter of 2022, was the significant changes in foreign exchange rates, including the Euro to U.S. dollar exchange rate, and not a decline in ABI’s Euro-based share price. From the time that we recorded the non-cash pre-tax impairment charge of $6.2 billion in the third quarter of 2021, ABI’s Euro-based share price has increased 5% as of June 30, 2022. Additionally, ABI has delivered consistent business and earnings performance over the past several quarters demonstrating its ability to continue to execute its strategies and navigate challenges. We concluded at June 30, 2022 that the decline in fair value of our equity investment in ABI below its carrying value was temporary and, therefore, no impairment was recorded. We continue to have confidence in ABI’s (i) long-term strategies, (ii) premium global brands, (iii) experienced management team and (iv) capability to successfully navigate its near-term challenges. At July 25, 2022, the fair value of our equity investment in ABI was below its carrying value by $0.9 billion or approximately 8%.
We will continue to monitor our equity investment in ABI. If we were to conclude that the decline in fair value was other than temporary, we would determine and recognize, in the period identified, the impairment of our equity investment, which could result in a material adverse effect on our consolidated financial position or earnings.
Investment in JUUL
At June 30, 2022, the estimated fair value of our investment in JUUL was $450 million, as compared with $1.6 billion at March 31, 2022.
In June 2022, the FDA issued MDOs to JUUL ordering all of JUUL’s products currently marketed in the United States off the market. In July 2022, the FDA administratively stayed the MDOs on a temporary basis, citing its determination that there are scientific issues unique to the JUUL PMTAs that warrant additional review. This administrative stay temporarily suspends the MDOs and JUUL’s products currently remain on the market.
The decrease in the estimated fair value of our investment in JUUL at June 30, 2022 was primarily driven by (i) a decrease in the likelihood of a favorable outcome from the FDA for JUUL’s products, which are currently marketed in the United States that have received MDOs and are now under additional administrative review, (ii) a decrease in the likelihood of JUUL maintaining adequate liquidity to fund projected cash needs, which could result in JUUL seeking protection under bankruptcy or other insolvency law, and (iii) projections of higher operating expenses resulting in lower long-term operating margins.
We use an income approach to estimate the fair value of our investment in JUUL. The income approach reflects the discounting of future cash flows for the United States and international markets at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing future cash flows.
In determining the fair value of our investment in JUUL in the second quarter of 2022, we made certain judgments, estimates and assumptions, the most significant of which were likelihood of certain potential regulatory and liquidity outcomes, sales volume, operating margins, discount rates and perpetual growth rates. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy. Additionally, in determining these significant assumptions, we made judgments regarding the: (i) likelihood of certain potential regulatory actions impacting the e-vapor category and specifically whether the FDA will ultimately authorize JUUL’s products, which have received MDOs and are now under additional administrative review; (ii) likelihood of JUUL maintaining adequate liquidity to fund projected cash needs, the absence of which could result in JUUL seeking protection under bankruptcy or other insolvency law; (iii) risk created by the number and types of legal cases pending against JUUL; (iv) expectations for the future state of the e-vapor category, including competitive dynamics; and (v) timing of international expansion plans. Due to these uncertainties, our future cash flow projections of JUUL are based on a range of scenarios that consider certain potential regulatory, liquidity and market outcomes.
Although our discounted cash flow analyses were based on assumptions that our management considered reasonable and were based on the best available information at the time that the analyses were developed, there is significant judgment used in determining future cash flows. If the following factors, in isolation, significantly deviate from current expectations, we believe that they have the potential to materially impact our significant assumptions of the likelihood of certain potential regulatory and liquidity outcomes, sales volume, operating margins, discount rates and perpetual growth rates, thus potentially materially decrease our valuation of our investment in JUUL:
▪unfavorable regulatory and legislative developments at the international, federal, state and local levels such as (i) final determination by the FDA on the JUUL MDOs, which are now under additional administrative review (which could result in the removal of products from the U.S. market) or (ii) FDA denying future tobacco product applications for JUUL’s flavored e-vapor products, which are currently not permitted in the market without FDA authorization;
▪JUUL’s inability to maintain adequate liquidity necessary to fund projected cash needs, the absence of which could result in JUUL seeking protection under bankruptcy or other insolvency law;
▪a successful challenge by the U.S. Federal Trade Commission (“FTC”) in its administrative complaint against Altria and JUUL, discussed further in Note 11. Contingencies to our condensed consolidated financial statements in Item 1 (“Note 11”);
▪unfavorable financial and market performance, including substantial changes in competitive dynamics; and
▪delay in timing of international expansion plans.
If the following factors, in isolation, significantly deviate from current expectations, we believe that they have the potential to materially impact our significant assumptions of the likelihood of certain potential regulatory and liquidity outcomes, sales volume, operating margins, discount rates and perpetual growth rates, thus potentially materially increase our valuation of our investment in JUUL:
▪favorable regulatory and legislative developments at the international, federal, state and local levels such as FDA authorization of (i) existing JUUL products that have received MDOs from the FDA and that are now under additional administrative review or (ii) future tobacco product applications for JUUL’s flavored e-vapor products, which are currently not permitted in the market without FDA authorization;
▪JUUL’s ability to maintain adequate financing to fund projected cash needs;
▪favorable developments related to litigation; and
▪favorable financial and market performance, including substantial changes in competitive dynamics.
While our management believes that the recorded value of our investment in JUUL at June 30, 2022 represents our best estimate of the fair value of the investment, JUUL’s actual performance in the short term or long term could be significantly different from forecasted performance due to changes in the factors noted above. Additionally, the value of our investment in JUUL could be significantly impacted by changes in the discount rate, which could be caused by numerous factors, including changes in market inputs, as well as risks specific to JUUL, including the outcome of the FDA’s additional review of the JUUL PMTAs that have received MDOs and favorable or unfavorable developments related to JUUL’s liquidity and litigation environment.
Investment in Cronos
The fair value of our equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. The fair value and carrying value of our equity method investment in Cronos at December 31, 2021 was $617 million.
At March 31, 2022, the fair value of our equity method investment in Cronos exceeded its carrying value by $55 million or approximately 10%. In the second quarter of 2022, the fair value of our equity method investment in Cronos declined below its carrying value and had not recovered as of June 30, 2022. Accounting guidance requires the evaluation of the following factors when determining if the decline in fair value is other than temporary: (i) the duration and magnitude of the fair value decline; (ii) the financial condition and near-term prospects of the investee; and (iii) the investor’s intent and ability to hold its equity method investment until full recovery to its carrying value in the near-term. In preparing our financial statements for the period ended June 30, 2022, we evaluated these factors and determined that there was not sufficient evidence to conclude that the impairment was temporary. As a result, we recorded a non-cash, pre-tax impairment charge of $107 million for the six and three months ended June 30, 2022, which was recorded in (income) losses from equity investments in our condensed consolidated statement of earnings. The impairment charge reflects the difference between the fair value of our equity method investment in Cronos using Cronos’s share price and the Canadian dollar to U.S. dollar exchange rate at June 30, 2022 and the carrying value of our equity method investment in Cronos at June 30, 2022. At June 30, 2022, prior to recording the impairment charge, the fair value of our equity method investment in Cronos was less than its carrying value by approximately 20%. After recording the impairment charge, the fair value and carrying value of our equity method investment in Cronos at June 30, 2022 were both $437 million. We will continue to assess the fair value of our equity method investment in Cronos to determine if any decline in fair value below its carrying value is other than temporary.
For further discussion of our investments in ABI, JUUL and Cronos, see Note 3. Investments in Equity Securities to our condensed consolidated financial statements in Item 1 (“Note 3”).

Consolidated Operating Results

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net Revenues:
Smokeable products	$11,138	$11,300	$5,873	$6,050
Oral tobacco products	1,278	1,319	665	693
Wine	—	317	—	167
All other	19	36	5	26
Net revenues	$12,435	$12,972	$6,543	$6,936
Excise Taxes on Products:
Smokeable products	$2,181	$2,402	$1,137	$1,281
Oral tobacco products	61	66	32	35
Wine	—	9	—	5
All other	—	1	—	1
Excise taxes on products	$2,242	$2,478	$1,169	$1,322
Operating Income:
OCI:
Smokeable products	$5,321	$5,148	$2,762	$2,776
Oral tobacco products	837	864	430	472
Wine	—	45	—	27
All other	(20)	(26)	(15)	(12)
Amortization of intangibles	(35)	(35)	(18)	(18)
General corporate expenses	(114)	(120)	(54)	(59)
Operating income	$5,989	$5,876	$3,105	$3,186
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

The following table provides a reconciliation of adjusted net earnings attributable to Altria and adjusted diluted EPS attributable to Altria for the six months ended June 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Net Earnings Attributable to Altria	Diluted EPS
2022 Reported	$4,278	$1,428	$2,850	$2,850	$1.57
NPM Adjustment Items	(60)	(15)	(45)	(45)	(0.02)
Asset impairment, exit, implementation, acquisition and disposition-related costs	9	2	7	7	—
Tobacco and health and certain other litigation items	58	14	44	44	0.02
JUUL changes in fair value	1,255	—	1,255	1,255	0.70
ABI-related special items	53	11	42	42	0.02
Cronos-related special items	175	8	167	167	0.09
Income tax items	—	(9)	9	9	—
2022 Adjusted for Special Items	$5,768	$1,439	$4,329	$4,329	$2.38

2021 Reported	$4,846	$1,275	$3,571	$3,573	$1.93
NPM Adjustment Items	(32)	(8)	(24)	(24)	(0.01)
Asset impairment, exit, implementation, acquisition and disposition-related costs	56	13	43	43	0.02
Tobacco and health and certain other litigation items	43	10	33	33	0.02
JUUL changes in fair value	100	—	100	100	0.05
ABI-related special items	(89)	(18)	(71)	(71)	(0.04)
Cronos-related special items	111	(5)	116	116	0.06
Loss on early extinguishment of debt	649	153	496	496	0.27
Income tax items	—	(3)	3	3	—
2021 Adjusted for Special Items	$5,684	$1,417	$4,267	$4,269	$2.30

The following table provides a reconciliation of adjusted net earnings attributable to Altria and adjusted diluted EPS attributable to Altria for the three months ended June 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Net Earnings Attributable to Altria	Diluted EPS
2022 Reported	$1,605	$714	$891	$891	$0.49
Asset impairment, exit, implementation, acquisition and disposition-related costs	2	—	2	2	—
Tobacco and health and certain other litigation items	46	11	35	35	0.02
JUUL changes in fair value	1,155	—	1,155	1,155	0.64
ABI-related special items	112	23	89	89	0.05
Cronos-related special items	114	8	106	106	0.06
Income tax items	—	(4)	4	4	—
2022 Adjusted for Special Items	$3,034	$752	$2,282	$2,282	$1.26

2021 Reported	$2,909	759	$2,150	$2,149	$1.16
Asset impairment, exit, implementation, acquisition and disposition-related costs	8	2	6	6	—
Tobacco and health and certain other litigation items	8	1	7	7	—
JUUL changes in fair value	(100)	—	(100)	(100)	(0.05)
ABI-related special items	39	10	29	29	0.02
Cronos-related special items	181	(5)	186	186	0.10
Income tax items	—	(9)	9	9	—
2021 Adjusted for Special Items	$3,045	$758	$2,287	$2,286	$1.23
The following special items affected the comparability of statements of earnings amounts for the six and three months ended June 30, 2022 and 2021:
▪NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation in Note 11 and NPM Adjustment Items in Note 8, respectively.
▪Asset Impairment, Exit, Implementation, Acquisition and Disposition-Related Costs: For a discussion of acquisition-related costs in our oral tobacco products segment for the six months ended June 30, 2021, see Note 8.
▪Tobacco and Health and Certain Other Litigation Items: For a discussion of tobacco and health and certain other litigation items and a breakdown of these costs by segment, see Note 11 and Tobacco and Health and Certain Other Litigation Items in Note 8, respectively.
▪JUUL Changes in Fair Value: We recorded non-cash, pre-tax unrealized (income) losses from equity investments in our condensed consolidated statements of earnings as a result of changes in the estimated fair value of our investment in JUUL consisting of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2022	2021	2022	2021
(Income) losses from equity investments	$1,255	$100	$1,155	$(100)
We recorded corresponding adjustments to the JUUL tax valuation allowance in 2022 and 2021.
For further discussion, see Note 3.
▪ABI-Related Special Items: We recorded net pre-tax losses of $53 million from our equity investment in ABI for the six months ended June 30, 2022, consisting primarily of ABI’s non-cash impairment charge related to its investment in a joint venture with direct exposure to Russia and Ukraine, partially offset by net mark-to-market gains on certain ABI financial instruments associated with its share commitments.

We recorded net pre-tax losses of $112 million from our equity investment in ABI for the three months ended June 30, 2022, consisting primarily of ABI’s non-cash impairment charge related to its investment in a joint venture with direct exposure to Russia and Ukraine.
We recorded net pre-tax income of $89 million from our equity investment in ABI for the six months ended June 30, 2021, consisting primarily of ABI’s completion of the issuance of a minority stake in its U.S.-based metal container operations and net mark-to-market gains on certain ABI financial instruments associated with its share commitments, partially offset by charges associated with early bond terminations by ABI.
We recorded net pre-tax charges of $39 million from our equity investment in ABI for the three months ended June 30, 2021, consisting primarily of charges associated with early bond terminations by ABI.
These amounts include our respective share of the amounts recorded by ABI and additional adjustments related to (i) conversion from international financial reporting standards to GAAP and (ii) adjustments to our investment required under the equity method of accounting.
▪Cronos-Related Special Items: We recorded net pre-tax (income) expense consisting of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2022	2021	2022	2021
(Gain) loss on Cronos-related financial instruments (1)	$14	$(7)	$4	$103
(Income) losses from equity investments (2)	161	118	110	78
Total Cronos-related special items - (income) expense	$175	$111	$114	$181
(1)Amounts are related to the non-cash change in the fair value of the warrant and certain anti-dilution protections (the “Fixed-price Preemptive Rights”) acquired in the Cronos transaction.
(2)Amounts include our share of special items recorded by Cronos and additional adjustments, if required under the equity method of accounting, related to our investment in Cronos including the $107 million non-cash, pre-tax impairment of our investment in Cronos in the second quarter of 2022.
We recorded corresponding adjustments to the Cronos tax valuation allowance in 2022 and 2021 relating to the special items.
For further discussion, see Note 3.
▪Loss on Early Extinguishment of Debt: We recorded pre-tax losses of $649 million for the for the six months ended June 30, 2021, as a result of the completion of debt tender offers and redemption for certain of our long-term senior unsecured notes as discussed in Note 9. Debt to our condensed consolidated financial statements in Item 1 (“Note 9”).

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Net revenues, which include excise taxes billed to customers, decreased $537 million (4.1%), due primarily to the sale of our wine business in October 2021 and lower net revenues in the smokeable products and oral tobacco products segments.
Cost of sales decreased $336 million (9.6%), due primarily to lower shipment volume in our smokeable products segment and the sale of our wine business, partially offset by higher per unit settlement charges.
Excise taxes on products decreased $236 million (9.5%), due primarily to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs decreased $78 million (6.9%), due primarily to the sale of our wine business, acquisition-related costs in 2021 in our oral tobacco products segment and lower spending associated with IQOS and Marlboro HeatSticks, partially offset by higher costs in our smokeable products segment.
Operating income increased $113 million (1.9%), due primarily to higher operating results in our smokeable products segment, partially offset by the sale of our wine business and lower operating results in our oral tobacco products segment.
Interest and other debt expense, net decreased $42 million (7.0%), due primarily to lower interest costs as a result of debt maturities and refinancing activities in 2021 and lower interest costs on our Euro denominated debt resulting from the strengthening of the U.S. dollar versus the Euro.
(Income) losses from equity investments decreased $1,355 million (100%+), due primarily to non-cash, unrealized losses resulting from the changes in the estimated fair value of our investment in JUUL in 2022 and lower income from our equity investment in ABI, which included a negative impact from special items.
Our income tax rate increased 7.1 percentage points to 33.4%. For further discussion, see Note 10. Income Taxes to our condensed consolidated financial statements in Item 1 (“Note 10”).

Reported net earnings attributable to Altria of $2,850 million decreased $723 million (20.2%), due primarily to unfavorable results from our equity investments, partially offset by the loss on early extinguishment of debt in 2021, higher operating income and lower interest and other debt expense, net. Reported basic and diluted EPS attributable to Altria of $1.57 each decreased by 18.7%, due to lower reported net earnings attributable to Altria, partially offset by fewer shares outstanding.
Adjusted net earnings attributable to Altria of $4,329 million increased $60 million (1.4%), due primarily to higher OCI and lower interest and other debt expense, net. Adjusted diluted EPS attributable to Altria of $2.38 increased by 3.5%, due to fewer shares outstanding and higher adjusted net earnings attributable to Altria.
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Net revenues, which include excise taxes billed to customers, decreased $393 million (5.7%), due primarily to lower net revenues in the smokeable products segment, the sale of our wine business in October 2021 and lower net revenues in the oral tobacco products segment.
Cost of sales decreased $174 million (9.2%), due primarily to lower shipment volume in our smokeable products segment and the sale of our wine business, partially offset by higher per unit settlement charges and higher manufacturing costs.
Excise taxes on products decreased $153 million (11.6%), due primarily to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs increased $15 million (2.7%), due primarily to higher costs in our smokeable products segment (including higher tobacco and health and certain other litigation items), partially offset by the sale of our wine business and lower spending associated with IQOS and Marlboro HeatSticks.
Operating income decreased $81 million (2.5%), due primarily to lower operating results in our oral tobacco and smokeable products segments and the sale of our wine business.
Interest and other debt expense, net decreased $15 million (5.1%), due primarily to lower interest costs on our Euro denominated debt resulting from the strengthening of the U.S. dollar versus the Euro and debt maturities in 2021.
(Income) losses from equity investments decreased $1,338 million (100.0%+), due primarily to non-cash, unrealized losses resulting from the change in the estimated fair value of our investment in JUUL in 2022 and lower income from our equity investment in ABI, primarily due to special items.
Our income tax rate increased 18.4 percentage points to 44.5%. For further discussion, see Note 10.
Reported net earnings attributable to Altria of $891 million decreased $1,258 million (58.5%), due primarily to unfavorable results from our equity investments and lower operating income, partially offset by the loss on Cronos-related instruments in 2021. Reported basic and diluted EPS attributable to Altria of $0.49, each decreased by 57.8%, due to lower reported net earnings attributable to Altria, partially offset by fewer shares outstanding.
Adjusted net earnings attributable to Altria of $2,282 million decreased $4 million (0.2%). Adjusted diluted EPS attributable to Altria of $1.26 increased by 2.4%, due to fewer shares outstanding.
Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect our business and our consolidated results of operations, cash flows or financial position or our ability to achieve our Vision. These challenges, some of which are discussed in more detail in Note 11 and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), include:
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
In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences continue to impact the tobacco industry. We believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral nicotine pouches. Adult smokers continue to transition from cigarettes to exclusive use of smoke-free tobacco product alternatives, which aligns with our Vision.
We work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the United States through innovation and other growth strategies (including, where appropriate, arrangements with, or investments in, third parties).
Over the past two years, the legislative and regulatory activities discussed below negatively impacted growth in the e-vapor category. Despite the challenges these activities have created and continue to create in the marketplace, the e-vapor category experienced moderate growth in 2021 and remains competitive in 2022.
Oral nicotine pouch retail share of the total oral tobacco category grew significantly over the prior year from 13.6% for the six months ended June 30, 2021 to 20.1% for the six months ended June 30, 2022. The oral nicotine pouch category continues to be increasingly competitive. In addition, oral nicotine pouch growth has primarily sourced from cigarette and smokeless tobacco consumers.
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
For the six months ended June 30, 2022, we estimate that, when adjusted for trade inventory movements and other factors, domestic cigarette industry volume declined by 7.5%. We expect 2022 cigarette industry volume trends to continue to be most influenced by (i) disposable income, purchasing patterns and adoption of smoke-free products, (ii) macroeconomic conditions (including increased inflation and gasoline prices, partially offset by low unemployment and wage inflation), (iii) cross-category movement, (iv) the potential impact of COVID-19 variants and (v) regulatory and legislative (including excise tax) developments.
Macroeconomic conditions (including a high inflationary environment) can also impact adult tobacco consumer purchasing behavior. For example, economic downturns have coincided with adult tobacco consumers modifying purchase behavior at retail, potentially reducing the amount of their regular brand purchases or selecting discount products and other lower priced tobacco brands. Beginning in January 2022, the Omicron variant of COVID-19 impacted consumer purchasing behavior, resulting in a short-term decrease in retail trips and tobacco sales volume. In addition, gas prices increased due in part to the Russian invasion of Ukraine. Increases in inflation as a result of macroeconomic and geopolitical conditions put pressure on discretionary income as the Consumer Price Index reached a 40 year high in the six months ended June 30, 2022. These economic headwinds were partially offset by positive wage inflation, increases in federal tax refund payments, and low unemployment in comparison to the six months ended June 30, 2021. We believe that adult tobacco consumers adapted their purchasing patterns across a variety of goods and services to compensate for the pressures on disposable income. We expect fluctuations in discount product share for cigarettes and MST products as price sensitive adult tobacco consumers react to their economic conditions.
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
In March 2022, the U.S. Congress expanded the statutory definition of tobacco products to include products containing nicotine derived from any source, including synthetic nicotine. We advocated for FDA regulatory oversight of synthetic nicotine products. The amendment became effective in April 2022. See Pre-Market Review Pathways for Tobacco Products and Market Authorization Enforcement below for additional information on the effects of the statutory change.
▪Final Tobacco Marketing Rule: As required by the FSPTCA, in March 2010, the FDA promulgated a wide range of advertising and promotion restrictions for cigarettes and smokeless tobacco (1) products (the “Final Tobacco Marketing Rule”). The May 2016 deeming regulations amended the Final Tobacco Marketing Rule to expand specific provisions to all tobacco products, including cigars, pipe tobacco and e-vapor and oral nicotine products containing tobacco-derived nicotine or other tobacco derivatives.
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
▪tobacco products that were first regulated by the FDA in 2016, including cigars, e-vapor products and oral nicotine pouches that are not Grandfathered Products, are generally products for which either an SE report or PMTA needed to be filed by September 9, 2020; and
▪tobacco products containing nicotine from any source other than tobacco (e.g., synthetic nicotine) that were on the market between March 15, 2022 and April 14, 2022 and are not Grandfathered Products are generally products for which a manufacturer must have filed a PMTA by May 14, 2022. A manufacturer was permitted to keep such a product on the market until July 13, 2022 provided that a PMTA was filed by May 14, 2022. Thereafter, unless the FDA granted the product a marketing order, the product is unlawful and subject to the FDA’s enforcement discretion.
Modifications to currently marketed products, including modifications that result from, for example, changes to the quantity of tobacco product(s) in a package, a manufacturer being unable to acquire ingredients or a supplier being unable to maintain the consistency required in ingredients, could trigger the FDA’s pre-market or SE review processes. Through these processes, a manufacturer could receive (i) a “not substantially equivalent” determination, (ii) a denial of a PMTA or (iii) a marketing order withdrawal by the FDA on one or more products, which would require the removal of the product or products from the market. In addition, new scientific data continues to be developed relating to innovative tobacco products, which could impact FDA’s determination as to whether a product is, or continues to be, appropriate for the protection of public health and could, therefore, result in the removal of one or more products from the market. Any such actions affecting our or JUUL’s products could have a material adverse impact on our business and our consolidated results of operations, cash flows or financial position, including an adverse impact on the value of our investment in JUUL (due to the impact on JUUL’s business).
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
Products Regulated in 2016: Manufacturers of products first regulated by the FDA in 2016, including cigars, oral nicotine pouches and e-vapor products, that were on the market as of August 8, 2016 and not subsequently modified must have filed an SE report or PMTA by the filing deadline of September 9, 2020 in order for their products to remain on the market. These products can remain on the market during FDA review through court-allowed, case-by-case discretion, so long as the report or application was timely filed with the FDA. Due to the large number of applications received by September 9, 2020, the FDA did not complete its review of all submitted applications by September 9, 2021. In May 2022, the FDA represented that it had resolved more than 99% of the timely applications it had received, with most resulting in marketing denial orders (“MDOs”). A number of the marketing denial orders are subject to litigation challenges initiated by the affected manufacturers. For those products still under FDA review, it is uncertain when and for how long the FDA may permit continued marketing and sale of those products pursuant to its case-by-case discretion. For products (new or modified) not on the market as of August 8, 2016, manufacturers must file an SE report or PMTA and receive FDA authorization prior to marketing and selling the product.
Helix submitted PMTAs for on! oral nicotine pouches in May 2020. As of July 25, 2022, the FDA has not issued marketing order decisions for any on! products. JUUL submitted PMTAs for its e-vapor device and the related tobacco and menthol flavors in July 2020. In June 2022, the FDA issued MDOs to JUUL for all of JUUL’s products currently marketed in the United States. These MDOs are currently stayed. See FDA Regulatory Actions - Electronic Nicotine Delivery System Products below for further discussion. In addition, as of July 25, 2022, Middleton has received market orders or exemptions that cover over 99% of its cigar product volume.
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
In September 2021, in connection with a patent dispute, the U.S. International Trade Commission (“ITC”) issued a cease and desist order, effective as of November 29, 2021, banning (i) the importation of the IQOS devices, Marlboro HeatSticks and infringing components into the United States and (ii) the sale, marketing and distribution of such imported products in the United States. As a result, PM USA removed the products from the marketplace. For a further discussion of the ITC decision, see Note 11.
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
Effect of Adverse FDA Determinations: FDA review time frames have varied. It is therefore difficult to predict the duration of FDA reviews of SE reports or PMTAs. Failure of manufacturers to submit applications by the applicable deadline, an unfavorable determination on an application, the withdrawal by the FDA of a prior marketing order or other changes in FDA regulatory requirements could result in the removal of products from the market. These manufacturers would have the option of marketing products that have received FDA pre-market authorization or Grandfathered Products. A “not substantially equivalent” determination, a denial of a PMTA or a marketing order withdrawal by the FDA on one or more products (which would require the removal of the product or products from the market) could have a material adverse impact on our business and our consolidated results of operations, cash flows or financial position, including an adverse impact on the value of our investment in JUUL (due to the impact on JUUL’s business). Also, adverse FDA determinations on innovative tobacco products could impede our ability to achieve our Vision.
▪FDA Regulatory Actions
▪Graphic Warnings: In March 2020, the FDA issued a final rule requiring 11 textual warnings accompanied by color graphics depicting certain negative health consequences of smoking on cigarette packaging and advertising. The final rule is currently set to become effective on July 8, 2023. PM USA and other cigarette manufacturers have filed lawsuits challenging the final rule on substantive and procedural grounds.
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
▪Underage Access and Use of Certain Tobacco Products: The FDA announced regulatory actions in September 2018 to address underage access and use of e-vapor products. We have engaged with the FDA on this topic and have reaffirmed to the FDA our ongoing and long-standing commitment to preventing underage use. For example, during 2019, we advocated raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels to further address underage use, which is now federal law. See Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products below for further discussion. In addition, through our retailer incentive program, stores representing over 70% of PM USA’s cigarette volume have implemented point-of-sale age validation technology.
Additionally, the FDA issued final guidance in April 2020, stating that it intends to prioritize enforcement action against certain product categories, including cartridge-based, flavored e-vapor products and products targeted to minors.
▪Electronic Nicotine Delivery System Products: In June 2022, the FDA issued MDOs to JUUL ordering all of JUUL’s products currently marketed in the United States off the market. JUUL filed a petition for review of the MDOs with the U.S. Court of Appeals for the D.C. Circuit. JUUL subsequently moved the D.C. Circuit for a temporary administrative stay of the MDOs, which the court granted to provide sufficient opportunity for the court to consider JUUL’s emergency motion for a stay pending the court’s consideration of JUUL’s challenge to the MDOs. In July 2022, the FDA administratively stayed the MDOs on a temporary basis, citing its determination that there are scientific issues unique to the JUUL PMTAs that warrant additional review. This administrative stay temporarily suspends the MDOs and JUUL’s products currently remain on the market. The proceedings in the U.S. Court of Appeals for the D.C. Circuit are being held in abeyance pending completion of the FDA’s additional review, and JUUL has withdrawn its motion for an emergency stay with respect to the MDOs, without prejudice to refiling at a later date. In light of these developments, the D.C. Circuit dissolved the administrative stay it had previously granted and directed the parties to file motions to govern further proceedings within 14 days of FDA’s completion of its additional review process.
▪As of July 25, 2022, many manufacturers of flavored e-vapor products received MDOs for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefit of their products to adult smokers overcomes the risk that their products pose to youth. The FDA has communicated in these MDOs that vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of Public Health” standard and that successful applications require strong, product-specific evidence. A number of these manufacturers are appealing the MDOs for their products.
▪Potential Product Standards
▪Nicotine in Cigarettes and Other Combustible Tobacco Products: In March 2018, the FDA issued an ANPRM seeking comments on the potential public health benefits and any possible adverse effects of lowering nicotine in combustible cigarettes to non-addictive or minimally addictive levels. Among other issues, the FDA sought comments on (i) whether smokers would compensate by smoking more cigarettes to obtain the same level of nicotine as with their current product and (ii) whether the proposed rule would create an illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. The FDA also sought comments on whether a nicotine product standard should apply to other combustible tobacco products, including cigars. In June 2022, the Biden Administration published its Spring 2022 Unified Regulatory Agenda, which includes the FDA’s plans to propose, by May 2023, a product standard that would establish a maximum nicotine level in cigarettes and other combustible tobacco products. Any proposed product standard would proceed through the rulemaking process, which will take multiple years to complete.
▪Flavors in Tobacco Products: In April 2022, the FDA issued two proposed product standards: (i) banning menthol in cigarettes and (ii) banning all characterizing flavors (including menthol) in cigars. We plan to engage with the FDA through the rulemaking process, including by submitting comments during the notice-and-comment period. We believe the rulemaking process will take multiple years to complete. The FDA could propose an additional product standard for flavors in innovative tobacco products, including e-vapor products and oral nicotine products.
▪N-nitrosonornicotine (“NNN”) in Smokeless Tobacco: In January 2017, the FDA proposed a product standard for NNN levels in finished smokeless tobacco products.
▪If any one or more of the foregoing potential product standards were to become final and was appealed and upheld in the courts, it could have a material adverse effect on our business and our consolidated results of operations, cash flows or financial position, including, an adverse effect on the carrying value of our assets such as our cigar trademarks or our investment in JUUL (due to the impact on JUUL’s business).
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
The FSPTCA imposes user fees on cigarette, cigarette tobacco, smokeless tobacco, cigar and pipe tobacco manufacturers and importers to pay for the cost of regulation and other matters. The FSPTCA does not impose user fees on e-vapor or oral nicotine pouch manufacturers. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA user fees and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the FSPTCA and FDA regulations. Payments for user fees are adjusted for several factors, including market share and industry volume. See Liquidity and Capital Resources - Payments Under State Settlement Agreements and FDA Regulation below for a discussion of our FDA user fee payments. In addition, compliance with the FSPTCA’s regulatory requirements has resulted, and will continue to result, in additional costs. The amount of additional compliance and related costs has not been material in any given quarter or year to date period but could become material, either individually or in the aggregate.
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
During 2021, the U.S. Congress considered legislation that would have significantly increased the federal excise tax for all tobacco products and created a new tax for e-vapor products and other products containing nicotine that are not currently subject to a tobacco federal excise tax (“novel tobacco products”). The U.S. House of Representatives removed the proposal to increase the federal excise tax on tobacco products currently subject to the tax from the legislation it was considering, but retained the proposed nicotine tax for novel tobacco products. The U.S. Senate debated the legislation and removed the nicotine tax for novel tobacco products; however, as of July 25, 2022, the legislation is still pending before the Senate and could be subject to further tax related amendments.
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and July 25, 2022, the weighted-average state cigarette excise tax increased from $0.36 to $1.89 per pack. As of July 25, 2022, no state has enacted new legislation increasing cigarette excise taxes in 2022, but various increases are under consideration or have been proposed.
A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. We support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of July 25, 2022, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST.
An increasing number of states and localities also are imposing excise taxes on e-vapor and oral nicotine pouches. As of July 25, 2022, 30 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 12 states and the District of Columbia have enacted legislation to tax oral nicotine pouches.
Tax increases are expected to continue to have an adverse impact on sales of our products through lower consumption levels and the potential shift in adult tobacco consumer purchases from premium to non-premium or discount cigarettes, to lower taxed tobacco products, or to counterfeit and contraband products. Lower sales volume and reported share performance of our products could have a material adverse effect on our consolidated financial position or earnings. In addition, substantial excise tax increases on e-vapor and oral nicotine products, may negatively impact adult smokers’ transition to these products, which could adversely affect our ability to achieve our Vision and could have an adverse effect on the value of our investment in JUUL (due to the impact on JUUL’s business).
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of July 25, 2022, 181 countries, as well as the European Union, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
State Settlement Agreements
As discussed in Note 11, during 1997 and 1998, PM USA and other major domestic cigarette manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. Increases in inflation can increase our financial liability under the State Settlement Agreements. The State Settlement Agreements’ inflation calculations require us to apply the higher of 3% or the U.S. Bureau of Labor Statistics’ Consumer Price Index for All Urban Consumers (“CPI-U”) percentage rate as published in January of each year. As of December 2021, the inflation calculation was approximately 7% based on the latest CPI-U data; however, the increase in the annual payments did not have a material impact on our financial position. We believe that inflation will continue at increased levels in 2022, but do not expect the corresponding increase in annual payments to result in a material financial impact. However, we will continue to monitor the impact of increased inflation on the macroeconomic environment and our businesses.
For a discussion of the impact of the State Settlement Agreements on us, see Liquidity and Capital Resources - Payments Under State Settlement Agreements and FDA Regulation below and Note 11. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). The State Settlement Agreements also place restrictions on the use of brand name sponsorships and brand name non-tobacco products and prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings and (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of July 25, 2022, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, Utah, New York and Illinois) and the District of Columbia have passed such legislation. Some of these states, such as New York, Utah and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway.
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
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: After a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, in December 2019, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of July 25, 2022, 41 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on our sales volume, as discussed above under

Underage Access and Use of Certain Tobacco Products, we support raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, reflecting our longstanding commitment to combat underage tobacco use.
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
▪Other Legislation or Governmental Initiatives: In addition to the actions discussed above, other regulatory initiatives affecting the tobacco industry have been adopted or are being considered at the federal level and in a number of state and local jurisdictions. For example, in recent years, legislation has been introduced or enacted at the state or local level to subject tobacco products to various reporting requirements and performance standards; establish educational campaigns relating to tobacco consumption or tobacco control programs or provide additional funding for governmental tobacco control activities; restrict the sale of tobacco products in certain retail establishments and the sale of tobacco products in certain package sizes; prohibit the sale of tobacco products based on environmental concerns; impose responsibility on manufacturers for the disposal, recycling or other treatment of post-consumer goods such as plastic packaging; require tax stamping of smokeless tobacco products; require the use of state tax stamps using data encryption technology; and further restrict the sale, marketing and advertising of cigarettes and other tobacco products. Such legislation may be subject to constitutional or other challenges on various grounds, which may or may not be successful. In addition, if the COVID-19 pandemic resurges, state and local governments may reimpose additional health and safety requirements for all businesses, which could result in the potential temporary closure of certain businesses and/or facilities. It is possible that tobacco manufacturing and other facilities and the facilities of our and JUUL’s suppliers, our and JUUL’s suppliers’ suppliers and our and JUUL’s trade partners could be subject to additional government-mandated temporary closures and restrictions.
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
▪Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters.  For example: (i) the FTC issued a Civil Investigative Demand (“CID”) to us while conducting its antitrust review of our investment in JUUL seeking information regarding, among other things, our role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee (see Note 11 for a description of the FTC’s administrative complaint against us and JUUL); (ii) the U.S. Securities and Exchange Commission (“SEC”) commenced an investigation relating to our acquisition, disclosures and accounting controls in connection with the JUUL investment; and (iii) the New York State Office of the Attorney General and the Commonwealth of Massachusetts Office of the Attorney General, separately, issued independent subpoenas to us seeking documents relating to our investment in and provision of services to JUUL. Additionally, JUUL is currently under investigation by various federal and state agencies, including the SEC, the FDA and the FTC, and state attorneys general.  Such investigations vary in scope but at least some appear to include JUUL’s marketing practices, particularly as such practices relate to youth, and we may be asked in the context of those investigations to provide information concerning our investment in JUUL or relating to our marketing of Nu Mark LLC e-vapor products.
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

Illicit Trade in Tobacco Products
Illicit trade in tobacco products can have an adverse impact on our business and JUUL’s business. Illicit trade can take many forms, including the sale of counterfeit tobacco products; the sale of tobacco products in the United States that are intended for sale outside the country; the sale of untaxed tobacco products over the Internet and by other means designed to avoid the collection of applicable taxes; and diversion into one taxing jurisdiction of tobacco products intended for sale in another. Counterfeit tobacco products, for example, are manufactured by unknown third parties in unregulated environments. Counterfeit versions of our and JUUL’s products can negatively affect adult tobacco consumer experiences with and opinions of those brands. Illicit trade in tobacco products also harms law-abiding wholesalers and retailers by depriving them of lawful sales and undermines the significant investment we have made in legitimate distribution channels. Moreover, illicit trade in tobacco products results in federal, state and local governments losing tax revenues. Losses in tax revenues can cause such governments to take various actions, including increasing excise taxes, imposing legislative or regulatory requirements, or asserting claims against manufacturers of tobacco products or members of the trade channels through which such tobacco products are distributed and sold, each of which may have a material adverse effect on our business and our consolidated results of operations, cash flows or financial position, including an adverse impact on the value of our investment in JUUL (due to the impact on JUUL’s business).
We communicate with wholesale and retail trade members regarding illicit trade in tobacco products and how we can help prevent such activities, enforce wholesale and retail trade programs and policies that address illicit trade in tobacco products and, when necessary, litigate to protect our trademarks.
Price, Availability and Quality of Tobacco, Other Raw Materials, Ingredients and Component Parts
Shifts in crops (such as those driven by economic conditions and adverse weather patterns), government restrictions and mandated prices, production control programs, economic trade sanctions, import duties and tariffs, international trade disruptions, inflation, geopolitical instability, climate and environmental changes and disruptions due to man-made or natural disasters may increase the cost or reduce the supply or quality of tobacco, other raw materials, ingredients or component parts used to manufacture our products. Any significant change in such factors could restrict our ability to continue manufacturing and marketing existing products or impact adult consumer product acceptability and have a material adverse effect on our profitability and business.
As with other agricultural commodities, tobacco price, quality and availability can be influenced by variations in weather patterns, including those caused by climate change, and macroeconomic conditions and imbalances in supply and demand, among other factors. For varieties of tobacco only available in limited geographies, government-mandated prices and production control programs, political instability or government prohibitions on the import or export of tobacco in certain countries pose additional risks to price, availability and quality. The unavailability or unacceptability of any particular variety of tobacco leaf necessary to manufacture our products could impair our ability to continue marketing existing products or impact adult tobacco consumer product acceptability. In addition, as consumer demand increases for smoke-free products and decreases for combustible products, the volume of tobacco leaf required for production may decrease. The reduced demand for tobacco leaf may result in the reduced supply and availability of domestic tobacco as growers divert resources to other crops, which could result in increased costs to us.
Current macroeconomic conditions and geopolitical instability (including historically high inflation, higher than normal gas prices, labor shortages, the continued impact of the COVID-19 pandemic and the Russian invasion of Ukraine) are causing worldwide disruptions and delays to supply chains and commercial markets, which limit access to, and increase the cost of, raw materials, ingredients and component parts (for example, tobacco leaf and resins and aluminum used in our packaging). We are implementing various strategies to help secure sufficient supplies of raw materials, ingredients and component parts for production.
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
We work to mitigate these risks by maintaining inventory levels of certain tobacco varieties that cover several years, purchasing raw materials, ingredients and component parts from disperse geographic regions throughout the world and entering into long-term contracts with some of our tobacco growers. To date, the impact on us of changes in the price, availability and quality of tobacco, other raw materials, ingredients and component parts has not been material. However, the effects of the current macroeconomic and geopolitical conditions on prices, availability and quality of such items may continue, which could have a material adverse effect on our business and our consolidated results of operations, cash flows or financial position.
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

Operating Results
Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our smokeable products segment:

	Operating Results
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Net revenues	$11,138	$11,300	(1.4)%	$5,873	$6,050	(2.9)%
Excise taxes	(2,181)	(2,402)		(1,137)	(1,281)
Revenues net of excise taxes	$8,957	$8,898		$4,736	$4,769

Reported OCI	$5,321	$5,148	3.4%	$2,762	$2,776	(0.5)%
NPM Adjustment Items	(60)	(32)		—	—
Tobacco and health and certain other litigation items	50	43		38	8
Adjusted OCI	$5,311	$5,159	2.9%	$2,800	$2,784	0.6%

Reported OCI margins (1)	59.4%	57.9%	1.5 pp	58.3%	58.2%	0.1 pp
Adjusted OCI margins (1)	59.3%	58.0%	1.3 pp	59.1%	58.4%	0.7 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Net revenues, which include excise taxes billed to customers, decreased $162 million (1.4%), due primarily to lower shipment volume ($1,161 million), partially offset by higher pricing ($981 million), which includes lower promotional investments.
Reported OCI increased $173 million (3.4%), due primarily to higher pricing, which includes lower promotional investments, and higher NPM Adjustment Items ($28 million), partially offset by lower shipment volume ($706 million), higher costs ($72 million) and higher per unit settlement charges.
Adjusted OCI increased $152 million (2.9%), due primarily to higher pricing, which includes lower promotional investments, partially offset by lower shipment volume, higher costs and higher per unit settlement charges.
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Net revenues, which include excise taxes billed to customers, decreased $177 million (2.9%), due primarily to lower shipment volume ($757 million), partially offset by higher pricing ($570 million), which includes lower promotional investments.
Reported OCI decreased $14 million (0.5%), due primarily to lower shipment volume ($460 million), higher costs ($59 million), higher per unit settlement charges and higher tobacco and health and certain other litigation items ($30 million), partially offset by higher pricing, which includes lower promotional investments.
Adjusted OCI increased $16 million (0.6%), due primarily to higher pricing, which includes lower promotional investments, partially offset by lower shipment volume, higher costs and higher per unit settlement charges.

Shipment Volume and Retail Share Results
The following table summarizes our smokeable products segment’s shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(sticks in millions)	2022	2021	Change	2022	2021	Change
Cigarettes:
Marlboro	38,325	41,754	(8.2)%	20,035	22,339	(10.3)%
Other premium	1,954	2,138	(8.6)%	1,017	1,157	(12.1)%
Discount	2,847	3,428	(16.9)%	1,457	1,810	(19.5)%
Total cigarettes	43,126	47,320	(8.9)%	22,509	25,306	(11.1)%
Cigars:
Black & Mild	865	932	(7.2)%	432	453	(4.6)%
Other	2	4	(50.0)%	1	3	(66.7)%
Total cigars	867	936	(7.4)%	433	456	(5.0)%
Total smokeable products	43,993	48,256	(8.8)%	22,942	25,762	(10.9)%
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
The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2022	2021	Percentage Point Change	2022	2021	Percentage Point Change
Cigarettes:
Marlboro	42.6%	43.0%	(0.4)	42.7%	43.1%	(0.4)
Other premium	2.3	2.3	—	2.3	2.3	—
Discount	3.3	3.6	(0.3)	3.2	3.5	(0.3)
Total cigarettes	48.2%	48.9%	(0.7)	48.2%	48.9%	(0.7)
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
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 8.9%, driven primarily by the industry’s decline rate and retail share losses (both of which were impacted by macroeconomic pressures on adult tobacco consumers’ disposable income) and trade inventory movements, partially offset by other factors. When adjusted for trade inventory movements and other factors, our smokeable products segment’s reported domestic cigarettes shipment volume decreased by an estimated 9%. When adjusted for trade inventory movements and other factors, total estimated domestic cigarette industry volume decreased by an estimated 7.5%.
Shipments of premium cigarettes accounted for 93.4% and 92.8% of our smokeable products segment’s reported domestic cigarettes shipment volume for the six months ended June 30, 2022 and 2021, respectively.
Our smokeable products segment’s reported cigar shipment volume decreased 7.4%, driven by trade inventory movements, macroeconomic pressures on adult tobacco consumers’ disposable income and other factors.

Marlboro retail share of the total cigarette category decreased 0.4 share points to 42.6%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income.
Total cigarette industry discount retail share increased 1.2 share point to 26.4%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income.
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 11.1%, driven primarily by the industry’s decline rate and retail share losses (both of which were impacted by macroeconomic pressures on adult tobacco consumers’ disposable income) and trade inventory movements, partially offset by other factors. When adjusted for trade inventory movements, our smokeable products segment’s reported domestic cigarettes shipment volume decreased by an estimated 10%. When adjusted for trade inventory movements and other factors, total estimated domestic cigarette industry volume decreased by an estimated 8.5%.
Shipments of premium cigarettes accounted for 93.5% and 92.8% of our smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended June 30, 2022 and 2021, respectively.
Our smokeable products segment’s reported cigar shipment volume decreased 5.0%, driven by macroeconomic pressures on adult tobacco consumers’ disposable income, trade inventory movements and other factors.
Marlboro retail share of the total cigarette category decreased 0.4 share points to 42.7%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income. Marlboro retail share increased 0.1 share point from the first quarter of 2022.
Total cigarette industry discount retail share increased 1.3 share points to 26.4%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income. Total cigarette industry discount category retail shares was unchanged from the first quarter of 2022.
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
Pricing Actions
PM USA and Middleton executed the following pricing and promotional allowance actions during 2022 and 2021:
▪Effective May 22, 2022, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.17 per five-pack.
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
In addition:
▪Effective July 17, 2022, PM USA increased the list price on all of its cigarette brands by $0.15 per pack.

Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our oral tobacco products segment:

	Operating Results
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Net revenues	$1,278	$1,319	(3.1)%	$665	$693	(4.0)%
Excise taxes	(61)	(66)		(32)	(35)
Revenues net of excise taxes	$1,217	$1,253		$633	$658

Reported OCI	$837	$864	(3.1)%	$430	$472	(8.9)%
Asset impairment, exit, implementation, acquisition and disposition-related costs	—	37		—	—
Adjusted OCI	$837	$901	(7.1)%	$430	$472	(8.9)%

Reported OCI margins (1)	68.8%	69.0%	(0.2) pp	67.9%	71.7%	(3.8) pp
Adjusted OCI margins (1)	68.8%	71.9%	(3.1) pp	67.9%	71.7%	(3.8) pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Net revenues, which include excise taxes billed to customers, decreased $41 million (3.1%), due primarily to lower shipment volume and a higher percentage of on! shipment volume relative to MST versus 2021 (“volume/mix” - $66 million), partially offset by higher pricing ($29 million), which includes higher promotional investments in on!.
Reported OCI decreased $27 million (3.1%), due primarily to lower volume/mix ($69 million) and higher costs ($19 million), partially offset by acquisition-related costs in 2021 ($37 million) and higher pricing, which includes higher promotional investments in on!.
Adjusted OCI decreased $64 million (7.1%), due primarily to lower volume/mix and higher costs, partially offset by higher pricing, which includes higher promotional investments in on!.
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Net revenues, which include excise taxes billed to customers, decreased $28 million (4.0%), due primarily to lower volume/mix ($44 million), partially offset by higher pricing ($19 million), which includes higher promotional investments in on!.
Reported and adjusted OCI decreased $42 million (8.9%), due primarily to lower volume/mix and higher costs ($13 million), partially offset by higher pricing, which includes higher promotional investments in on!.
Shipment Volume and Retail Share Results
The following table summarizes our oral tobacco products segment’s shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(cans and packs in millions)	2022	2021	Change	2022	2021	Change
Copenhagen	238.3	257.0	(7.3)%	123.1	134.1	(8.2)%
Skoal	90.8	100.5	(9.7)%	46.9	52.3	(10.3)%
on!	38.6	22.1	74.7%	20.3	12.9	57.4%
Other	34.4	35.9	(4.2)%	17.7	18.3	(3.3)%
Total oral tobacco products	402.1	415.5	(3.2)%	208.0	217.6	(4.4)%
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

The following table summarizes our oral tobacco products segment’s retail share performance (excluding international volume):

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2022	2021	Percentage Point Change	2022	2021	Percentage Point Change
Copenhagen	27.6%	30.0%	(2.4)	27.2%	29.8%	(2.6)
Skoal	11.6	12.8	(1.2)	11.5	12.7	(1.2)
on!	4.5	1.8	2.7	4.9	2.0	2.9
Other	3.1	3.3	(0.2)	3.1	3.2	(0.1)
Total oral tobacco products	46.8%	47.9%	(1.1)	46.7%	47.7%	(1.0)
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
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Our oral tobacco products segment’s reported domestic shipment volume decreased 3.2%, driven primarily by trade inventory movements, retail share losses and the industry’s decline rate, partially offset by other factors. The retail share losses and industry’s decline rate were impacted by macroeconomic pressures on adult tobacco consumers’ disposable income. When adjusted for trade inventory movements, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 1%.
Total oral tobacco products category industry volume decreased by an estimated 0.5% over the six months ended June 30, 2022, driven by macroeconomic pressures on adult tobacco consumers’ disposable income and other factors, partially offset by growth in oral nicotine pouches.
Our oral tobacco products segment’s retail share was 46.8%, and Copenhagen continued to be the leading oral tobacco brand with a retail share of 27.6%. Retail share losses in our oral tobacco products segment were due primarily to macroeconomic pressures on adult tobacco consumers’ disposable income for MST products, partially offset by the growth of oral nicotine pouches.
Total U.S. oral tobacco category share for on! nicotine pouches grew to 4.5%, an increase of 2.7 percentage points.
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Our oral tobacco products segment’s reported domestic shipment volume decreased 4.4%, driven primarily by retail share losses, trade inventory movements and the industry’s decline rate, partially offset by other factors. The retail share losses and industry’s decline rate were impacted by macroeconomic pressures on adult tobacco consumers’ disposable income. When adjusted for trade inventory movements, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 2.5%.
Our oral tobacco products segment’s retail share decreased 0.2 percentage points from the prior quarter to 46.7%, and Copenhagen continued to be the leading oral tobacco brand with a retail share of 27.2%. Share losses in our oral tobacco products segment were due primarily to macroeconomic pressures on adult tobacco consumers’ disposable income resulted in share declines for MST products, partially offset by the growth of oral nicotine pouches.
Total U.S. oral tobacco category share for on! nicotine pouches grew to 4.9%, an increase of 2.9 percentage points, driven by increased adoption of on!, increased brand awareness and higher levels of investment.

Pricing Actions
USSTC executed the following pricing actions during 2022 and 2021:
▪Effective May 24, 2022, USSTC increased the list price on its Copenhagen, Skoal and Red Seal brands by $0.09 per can. USSTC also increased the list price on its Husky brand by $0.12 per can.
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
In addition:
▪Effective July 26, 2022, USSTC increased the list price on its Copenhagen popular price products by $0.13 per can. USSTC also decreased the list price on select Copenhagen brands by $0.11 per can. In addition, USSTC increased the list price on its Skoal and Red Seal brands and the balance of its Copenhagen brands by $0.09 per can and increased the list price on its Husky brand by $0.12 per can.
Liquidity and Capital Resources
We are a holding company that is primarily dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements. Our access to the operating cash flows of our wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At June 30, 2022, our significant wholly owned subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, we receive cash dividends on our interest in ABI and will continue to do so as long as ABI pays dividends.
At June 30, 2022, we had $2.6 billion of cash and cash equivalents. In addition to having access to the operating cash flows of our wholly owned subsidiaries, our capital resources include access to credit markets in the form of commercial paper, availability under our $3.0 billion senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”), which we use for general corporate purposes, and access to credit markets through the issuance of long-term senior unsecured notes. For additional information, see Capital Markets and Other Matters below.
In addition to funding current operations, we primarily use our net cash from operating activities for payment of dividends, share repurchases under our share repurchase programs, repayment of debt, acquisitions of or investments in businesses and assets, and capital expenditures.
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
At June 30, 2022, the credit ratings and outlook for our indebtedness by major credit rating agencies were:

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

At June 30, 2022, we had availability under the Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion, and we were in compliance with the covenants in the Credit Agreement. We expect to continue to meet the covenants in the Credit Agreement. We monitor the credit quality of our bank group and are not aware of any potential non-performing credit provider in that group. For further discussion on short-term borrowings, see Note 9.
PM USA guarantees any commercial paper that we issue and our borrowings under the Credit Agreement. For further discussion, see Supplemental Guarantor Financial Information below and Note 9.
Debt - At June 30, 2022 and December 31, 2021, our total debt was $27.7 billion and $28.0 billion, respectively. We expect to retire $1.1 billion of long-term senior unsecured notes due in August 2022 with available cash. For further details on long-term debt, see Note 9.
Guarantees and Other Similar Matters - As discussed in Note 11, we had unused letters of credit obtained in the ordinary course of business and guarantees (including third-party guarantees) outstanding at June 30, 2022. From time to time, we also issue lines of credit to affiliated entities. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 9, PM USA has issued guarantees relating to our obligations under our outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under the commercial paper program. These items have not had, and are not expected to have, a significant impact on our liquidity.
Payments Under State Settlement Agreements and FDA Regulation - As discussed in Note 11, PM USA has entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. For further discussion of the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the MSA, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 11.
Based on current agreements, estimated market share, estimated annual industry volume decline rates and inflation rates, the estimated amounts that we may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees are $4.3 billion on average for the next three years. These amounts exclude the potential impact of any NPM Adjustment Items.
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year are generally paid in April of the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. We paid approximately $3.7 billion and $3.8 billion for the six months ended June 30, 2022 and 2021, respectively, in connection with the State Settlement Agreements and FDA user fees, primarily all of which was paid in the second quarter of each period. We recorded $2.1 billion and $2.2 billion of charges to cost of sales for the six months ended June 30, 2022 and 2021, respectively, and $1.1 billion and $1.2 billion of charges to cost of sales for the three months ended June 30, 2022 and 2021, respectively, in connection with the State Settlement Agreements and FDA user fees. As previously stated, the payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including volume, operating income, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results. For further discussion on the potential impact of inflation on future payments, see Operating Results by Business Segment - Tobacco Space - State Settlement Agreements.
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of June 30, 2022, PM USA had posted appeal bonds totaling $50 million, which have been collateralized with restricted cash that is included in assets on our condensed consolidated balance sheet.
Litigation is subject to uncertainty, and an adverse outcome or settlement of litigation could have a material adverse effect on our consolidated financial position, cash flows or results of operations in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 11.
Equity and Dividends
During the first six months of 2022 and 2021, we paid dividends of $3,279 million and $3,196 million, respectively, an increase of 2.6%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares we repurchased under our share repurchase program. Our current annualized dividend rate is $3.60 per share. We maintain our long-term objective of a dividend payout ratio target of approximately 80% of our adjusted diluted EPS. Future dividend payments remain subject to the discretion of our Board of Directors (“Board of Directors” or “Board”).
For a discussion of our share repurchase program, see Note 1. Background and Basis of Presentation to our condensed consolidated financial statements in Item 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.

Financial Review
Cash Provided by/Used in Operating Activities
During the first six months of 2022, net cash provided by operating activities was $2,561 million compared with $2,679 million during the first six months of 2021. This decrease was due primarily to higher litigation payments and the sale of our wine business in October 2021.
We had a working capital deficit at June 30, 2022 and December 31, 2021. Our management believes that we have the ability to fund working capital deficits with cash provided by operating activities, borrowings under the Credit Agreement and access to credit markets.
Cash Provided by/Used in Investing Activities
During the first six months of 2022, net cash used in investing activities was $150 million compared with $9 million during the first six months of 2021. This increase was due primarily to the purchase of certain intellectual property and higher capital expenditures.
Cash Provided by/Used in Financing Activities
During the first six months of 2022, net cash used in financing activities was $4,373 million compared with $5,749 million during the first six months of 2021. This decrease was due primarily to the following:
▪repayment of $1.5 billion in full of our senior secured notes at scheduled maturity in May 2021; and
▪2021 debt tender offers and redemption transactions, which included proceeds of $5.5 billion from the issuance of long-term senior unsecured notes used to repurchase and redeem $5.0 billion of our senior unsecured notes and payment of $0.6 billion for the premiums and fees;
partially offset by:
▪higher repurchases of common stock in 2022; and
▪higher dividends paid in 2022.
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

Summarized Balance Sheets
(in millions of dollars)

	Parent		Guarantor
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Assets
Due from Non-Guarantor Subsidiaries	$125	$25	$240	$240
Other current assets	2,705	4,635	823	874
Total current assets	$2,830	$4,660	$1,063	$1,114

Due from Non-Guarantor Subsidiaries	$4,790	$4,790	$—	$—
Other assets	11,742	11,195	1,734	1,764
Total non-current assets	$16,532	$15,985	$1,734	$1,764

Liabilities
Due to Non-Guarantor Subsidiaries	$1,284	$1,179	$891	$778
Other current liabilities	4,724	3,339	2,811	4,452
Total current liabilities	$6,008	$4,518	$3,702	$5,230

Total non-current liabilities	$27,147	$28,865	$981	$979

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Six Months Ended June 30, 2022
	Parent (1)	Guarantor
Net revenues	$—	$10,620
Gross profit	—	5,674
Net earnings (losses)	(239)	3,719
(1) For the six months ended June 30, 2022, net earnings (losses) include $114 million of intercompany interest income from non-guarantor subsidiaries.
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
▪the risks associated with health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, such as their impact on our and our investees’ ability to continue manufacturing and distributing products (directly or indirectly due to their impact on suppliers, distributors and distribution chain service providers) and their impact on macroeconomic conditions and, in turn, adult tobacco consumer purchasing behavior;
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
▪required or voluntary product recalls or prohibition on the marketing or sale of our or any of our investees’ products as a result of various circumstances such as FDA or other regulatory action or product contamination;
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
▪the risks related to disruption and uncertainty in the credit and capital markets, including risk of losing access to these markets, which may adversely affect our earnings or dividend rate or both;
▪our inability to attract and retain investors due to the impact of decreasing social acceptance of tobacco usage or unfavorable environmental, social and governance ratings;

▪the risk that any challenge to our investment in JUUL, if successful, could result in a broad range of resolutions, including divestiture of the investment or rescission of the transaction;
▪the risks generally related to our investments in JUUL and Cronos, including our inability to realize the expected benefits of our investments in the expected time frames, or at all, due to the risks encountered by our investees in their businesses, such as operational, competitive, compliance, litigation and reputational risks, and legislative and regulatory risks at the international, federal, state and local levels; and changes in the fair value of our investment in JUUL and impairment of our investment in Cronos;
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
▪the risk of a successful challenge to the tax treatment of our equity investment in ABI; and
▪the risks, including criminal, civil or tax liability, related to our or Cronos’s failure to comply with applicable laws, including cannabis laws.
You should understand that it is not possible to predict or identify all factors and risks. Consequently, you should not consider the foregoing list to be complete. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The fair value of our long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting primarily from changes in market interest rates. The following table provides the fair value of our long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates at June 30, 2022 and December 31, 2021:

(in billions)	June 30, 2022	December 31, 2021
Fair value	$24.0	$30.5
Decrease in fair value from a 1% increase in market interest rates	1.8	2.7
Increase in fair value from a 1% decrease in market interest rates	2.1	3.2
Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate, or a fallback benchmark rate determined based on prevailing market convention, plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s and S&P. The applicable percentage for borrowings under the Credit Agreement at June 30, 2022 was 1.0% based on our long-term senior unsecured debt ratings on that date. At June 30, 2022 and December 31, 2021, we had no borrowings under the Credit Agreement.
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

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
See Note 11 for a discussion of legal proceedings pending against us. See also Exhibits 99.1 and 99.2 to this Form 10-Q.

Item 1A. Risk Factors
Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of our 2021 Form 10-K. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2021 Form 10-K. We elaborate on these and other risks we face throughout this Form 10-Q, particularly in the “Business Environment” section preceding our discussion of our operating results above in Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Risks Related to Our Investments
The expected benefits of the JUUL transaction may not materialize in the expected manner or timeframe or at all.
The expected benefits of the JUUL transaction may not materialize in the expected manner or timeframe or at all, including due to the risks encountered by JUUL in its business, such as operational, competitive, regulatory and legislative risks at the international, federal, state and local levels, including actions by the FDA; adverse publicity due to underage use of e-vapor products and other factors; changes in JUUL’s relationships with employees, customers, suppliers, lenders and other third parties; potential disruptions to JUUL’s management or current or future plans and operations; adverse changes with respect to JUUL’s ability to satisfy its obligations under its debt arrangements and maintain adequate financing to fund its projected cash needs, which could result in JUUL seeking protection under bankruptcy or other insolvency law; or developments with respect to domestic or international litigation or investigations. JUUL and Altria and/or one or more of our subsidiaries, including PM USA, are named as defendants in various individual and class action lawsuits, including independent lawsuits initiated by certain state attorneys general. JUUL also is named in a significant number of additional individual and class action lawsuits to which neither Altria nor any of our subsidiaries is a party.
In preparing our financial statements for prior periods, we performed valuations of our investment in JUUL as a result of impairment indicators, determined that our investment in JUUL was impaired and recorded non-cash impairment charges in those periods totaling $11.2 billion. Since the time we recorded those impairments, we have elected to account for our equity method investment in JUUL under the fair value option. Under this option, we make various judgments, estimates and assumptions, including with respect to sales volume, operating margins, discount rates and perpetual growth rates, to estimate the fair value of our investment in JUUL, which is calculated quarterly. In June 2022, the FDA issued JUUL MDOs for all of JUUL’s products currently marketed in the United States. Although the MDOs are stayed on a temporary basis, the possibility of JUUL’s products being removed from the U.S. market and the likelihood and extent of JUUL being able to maintain adequate financing to fund projected cash needs negatively impacted the estimated fair value of our investment for the quarter ended June 30, 2022.
If the FDA ultimately denies JUUL authorization to market its products in the United States, or if the outcomes in connection with any of the other risks or circumstances discussed above deviate significantly from then-current expectations, such outcomes could materially impact the judgments, estimates and assumptions we make in connection with our quarterly estimate of the fair value of our investment in JUUL. Accordingly, negative developments with respect to the risks or circumstances discussed above could adversely impact the fair value of our investment in JUUL, create volatility in our consolidated financial position or earnings, adversely impact our ability to recognize the expected benefits of the JUUL transaction in the expected timeframe or at all and adversely affect our ability to achieve our Vision.
If the carrying value of our investment in Cronos exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired, which would result in impairment losses and could have a material adverse effect on our consolidated financial position or earnings.
In preparing our financial statements for the year ended December 31, 2021, we concluded that our equity method investment in Cronos declined below its carrying value and that there was not sufficient evidence to conclude that the impairment was temporary. In preparing our financial statements for the period ended June 30, 2022, we concluded that our equity method investment in Cronos had declined further and that there was not sufficient evidence to conclude that the impairment was temporary. As a result, we recorded non-cash, pre-tax impairment charges of $205 million and $107 million to (income) losses from equity investments in our consolidated statement of earnings (losses) for the year ended December 31, 2021 and the quarter ended June 30, 2022, respectively. If Cronos is unable to successfully execute its business plans and strategies and the fair value of our investment in Cronos continues to decrease, it could result in additional impairment losses, which could have a material adverse effect on our consolidated financial position or earnings.
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

Our share repurchase activity for each of the three months in the period ended June 30, 2022, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

April 1-30, 2022	2,406,063	$54.01	2,406,063	$1,118,821,253
May 1-31, 2022	2,728,913	$53.37	2,727,604	$973,237,881
June 1-30, 2022	4,927,146	$46.89	4,925,697	$742,277,850
	10,062,122	$50.35	10,059,364
(1) The total number of shares purchased includes (a) shares purchased under the January 2021 share repurchase program and (b) shares withheld in an amount equal to the statutory withholding taxes for vested stock-based awards previously granted to eligible employees (which totaled 1,309 in May and 1,449 in June).

Item 6. Exhibits

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
July 28, 2022