Form 10-Q
period 2022-09-30
ALTRIA GROUP, INC.
filed 2022-10-27
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At October 18, 2022, there were 1,792,172,618 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)
______________________________

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$2,483	$4,544
Receivables	52	47
Inventories:
Leaf tobacco	609	744
Other raw materials	189	166
Work in process	27	23
Finished product	281	261
	1,106	1,194
Other current assets	379	298
Total current assets	4,020	6,083
Property, plant and equipment, at cost	4,409	4,432
Less accumulated depreciation	2,822	2,879
	1,587	1,553
Goodwill	5,177	5,177
Other intangible assets, net	12,353	12,306
Investments in equity securities ($351 million and $1,720 million at September 30, 2022 and December 31, 2021, respectively, measured at fair value)	9,814	13,481
Other assets	1,002	923
Total Assets	$33,953	$39,523

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)
________________________________________________

	September 30, 2022	December 31, 2021
Liabilities
Current portion of long-term debt	$1,443	$1,105
Accounts payable	417	449
Accrued liabilities:
Marketing	691	664
Settlement charges	2,731	3,349
Other	1,122	1,365
Dividends payable	1,693	1,647
Total current liabilities	8,097	8,579
Long-term debt	24,848	26,939
Deferred income taxes	3,330	3,692
Accrued pension costs	196	200
Accrued postretirement health care costs	1,436	1,436
Other liabilities	278	283
Total liabilities	38,185	41,129
Contingencies (Note 11)
Stockholders’ Equity (Deficit)
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,873	5,857
Earnings reinvested in the business	28,785	30,664
Accumulated other comprehensive losses	(2,383)	(3,056)
Cost of repurchased stock (1,012,146,048 shares at September 30, 2022 and 982,785,699 shares at December 31, 2021)	(37,442)	(36,006)
Total stockholders’ equity (deficit)	(4,232)	(1,606)
Total Liabilities and Stockholders’ Equity (Deficit)	$33,953	$39,523

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Losses)
(in millions of dollars, except per share data)
(Unaudited)
_____________________________________

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$18,985	$19,758	$6,550	$6,786
Cost of sales	4,869	5,348	1,715	1,858
Excise taxes on products	3,380	3,733	1,138	1,255
Gross profit	10,736	10,677	3,697	3,673
Marketing, administration and research costs	1,635	1,850	585	722
Operating income	9,101	8,827	3,112	2,951
Interest and other debt expense, net	832	869	271	266
Loss on early extinguishment of debt	—	649	—	—
Net periodic benefit income, excluding service cost	(137)	(152)	(44)	(63)
(Income) losses from investments in equity securities	3,707	5,789	2,478	5,915
(Gain) loss on Cronos-related financial instruments	14	128	—	135
Earnings (losses) before income taxes	4,685	1,544	407	(3,302)
Provision (benefit) for income taxes	1,611	693	183	(582)
Net earnings (losses)	3,074	851	224	(2,720)
Net (earnings) losses attributable to noncontrolling interests	—	—	—	(2)
Net earnings (losses) attributable to Altria	$3,074	$851	$224	$(2,722)
Per share data:
Basic and diluted earnings (losses) per share attributable to Altria	$1.69	$0.46	$0.12	$(1.48)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings (Losses)
(in millions of dollars)
(Unaudited)
_____________________

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2022	2021	2022	2021
Net earnings (losses)	$3,074	$851	$224	$(2,720)
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	48	383	17	6
ABI	637	495	(6)	161
Currency translation adjustments and other	(12)	33	(17)	5
Other comprehensive earnings (losses), net of deferred income taxes	673	911	(6)	172

Comprehensive earnings (losses)	3,747	1,762	218	(2,548)
Comprehensive (earnings) losses attributable to noncontrolling interests	—	—	—	(2)
Comprehensive earnings (losses) attributable to Altria	$3,747	$1,762	$218	$(2,550)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Nine Months Ended September 30, 2022 and 2021
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2021	$935	$5,857	$30,664	$(3,056)	$(36,006)	$(1,606)
Net earnings (losses)	—	—	3,074	—	—	3,074
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	673	—	673
Stock award activity	—	16	—	—	15	31
Cash dividends declared ($2.74 per share)	—	—	(4,953)	—	—	(4,953)
Repurchases of common stock	—	—	—	—	(1,451)	(1,451)
Balances, September 30, 2022	$935	$5,873	$28,785	$(2,383)	$(37,442)	$(4,232)

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2020	$935	$5,910	$34,679	$(4,341)	$(34,344)	$86	$2,925
Net earnings (losses)	—	—	851	—	—	(4)	847
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	911	—	—	911
Stock award activity	—	13	—	—	13	—	26
Cash dividends declared ($2.62 per share)	—	—	(4,845)	—	—	—	(4,845)
Repurchases of common stock	—	—	—	—	(972)	—	(972)
Other (1)	—	(77)	—	—	—	(80)	(157)
Balances, September 30, 2021	$935	$5,846	$30,685	$(3,430)	$(35,303)	$2	$(1,265)
(1) Represents the purchase of the remaining noncontrolling interests in Helix in the second quarter of 2021.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Three Months Ended September 30, 2022 and 2021
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Total Stockholders’ Equity (Deficit)
Balances, June 30, 2022	$935	$5,861	$30,252	$(2,377)	$(37,074)	$(2,403)
Net earnings (losses)	—	—	224	—	—	224
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(6)	—	(6)
Stock award activity	—	12	—	—	—	12
Cash dividends declared ($0.94 per share)	—	—	(1,691)	—	—	(1,691)
Repurchases of common stock	—	—	—	—	(368)	(368)
Balances, September 30, 2022	$935	$5,873	$28,785	$(2,383)	$(37,442)	$(4,232)

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity (Deficit)
Balances, June 30, 2021	$935	$5,840	$35,065	$(3,602)	$(34,981)	$2	$3,259
Net earnings (losses)	—	—	(2,722)	—	—	—	(2,722)
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	172	—	—	172
Stock award activity	—	6	—	—	—	—	6
Cash dividends declared ($0.90 per share)	—	—	(1,658)	—	—	—	(1,658)
Repurchases of common stock	—	—	—	—	(322)	—	(322)
Balances, September 30, 2021	$935	$5,846	$30,685	$(3,430)	$(35,303)	$2	$(1,265)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)
_____________________

For the Nine Months Ended September 30,	2022	2021
Cash Provided by (Used in) Operating Activities
Net earnings (losses)	$3,074	$851
Adjustments to reconcile net earnings (losses) to operating cash flows:
Depreciation and amortization	163	190
Deferred income tax provision (benefit)	(550)	(1,180)
(Income) losses from investments in equity securities	3,707	5,789
Dividends from ABI	104	119
(Gain) loss on Cronos-related financial instruments	14	128
Loss on early extinguishment of debt	—	649
Cash effects of changes:
Receivables	(5)	(7)
Inventories	88	118
Accounts payable	(27)	3
Income taxes	49	(200)
Accrued liabilities and other current assets	(382)	(104)
Accrued settlement charges	(618)	(568)
Pension plan contributions	(11)	(23)
Pension and postretirement (income) cost, net	(110)	(127)
Other, net	141	104
Net cash provided by (used in) operating activities	5,637	5,742
Cash Provided by (Used in) Investing Activities
Capital expenditures	(147)	(102)
Other, net	(68)	60
Net cash provided by (used in) investing activities	$(215)	$(42)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)
_____________________

For the Nine Months Ended September 30,	2022	2021
Cash Provided by (Used in) Financing Activities
Long-term debt issued	$—	$5,472
Long-term debt repaid	(1,105)	(6,542)
Repurchases of common stock	(1,451)	(972)
Dividends paid on common stock	(4,908)	(4,787)
Premiums and fees related to early extinguishment of debt	—	(623)
Other, net	(12)	(216)
Net cash provided by (used in) financing activities	(7,476)	(7,668)
Cash, cash equivalents and restricted cash:
Increase (decrease)	(2,054)	(1,968)
Balance at beginning of period	4,594	5,006
Balance at end of period	$2,540	$3,038

The following table provides a reconciliation of cash, cash equivalents and restricted cash (1) to the amounts reported on Altria’s condensed consolidated balance sheets:
	At September 30, 2022	At December 31, 2021
Cash and cash equivalents	$2,483	$4,544
Restricted cash included in other current assets	15	—
Restricted cash included in other assets	42	50
Cash, cash equivalents and restricted cash	$2,540	$4,594
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
▪Background: At September 30, 2022, our wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco products (“MST”) and snus products; Helix Innovations LLC (“Helix”), which operates in the United States and Canada, and Helix Innovations GmbH and its affiliates (“Helix ROW”), which operate internationally in the rest-of-world, are engaged in the manufacture and sale of oral nicotine pouches; and Philip Morris Capital Corporation, which has one leveraged lease remaining. Other wholly owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to our domestic tobacco operating companies, and Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs. Altria’s access to the operating cash flows of our wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by our subsidiaries. At September 30, 2022, our significant wholly owned subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
On October 1, 2021, UST sold its subsidiary, International Wine & Spirits Ltd., which included Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”).
At September 30, 2022, we had investments in the following equity securities: Anheuser-Busch InBev SA/NV (“ABI”), Cronos Group Inc. (“Cronos”) and JUUL Labs, Inc. (“JUUL”). We account for our investments in ABI and Cronos under the equity method of accounting using a one-quarter lag. We account for our investment in JUUL at fair value.
For further discussion of our investments in equity securities, see Note 3. Investments in Equity Securities.
▪Dividends and Share Repurchases: In August 2022, our Board of Directors (“Board of Directors” or “Board”) approved a 4.4% increase in the quarterly dividend rate to $0.94 per share of our common stock versus the previous rate of $0.90 per share. The current annualized dividend rate is $3.76. Future dividend payments remain subject to the discretion of our Board.
In January 2021, our Board of Directors authorized a $2.0 billion share repurchase program that it expanded to $3.5 billion in October 2021 (as expanded, the “January 2021 share repurchase program”). At September 30, 2022, we had $374 million remaining in the January 2021 share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our share repurchase activity was as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Total number of shares repurchased	29.9	20.2	8.5	6.7
Aggregate cost of shares repurchased	$1,451	$972	$368	$322
Average price per share of shares repurchased	$48.60	$48.17	$43.68	$48.35
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
We record payments received in advance of product shipment as deferred revenue. These payments are included in other accrued liabilities on our condensed consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue was $310 million and $287 million at September 30, 2022 and December 31, 2021, respectively. When cash is received in advance of product shipment, we satisfy our performance obligations within three days of receiving payment. At September 30, 2022 and December 31, 2021, there were no differences between amounts recorded as deferred revenue and amounts subsequently recognized as revenue.
Receivables were $52 million and $47 million at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, there were no expected differences between amounts recorded and subsequently received, and we did not record an allowance for credit losses against these receivables.
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

Note 3. Investments in Equity Securities
The carrying amount of our investments consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
ABI	$9,048	$11,144
JUUL	350	1,705
Cronos (1)	416	632
Total	$9,814	$13,481
(1) Our investment in Cronos at September 30, 2022 and December 31, 2021 consisted of our equity method investment in Cronos of $415 million and $617 million, respectively, and also included the Cronos warrant and the Fixed-price Preemptive Rights, which are measured at fair value (collectively, “Investment in Cronos”). See below for further discussion.
(Income) losses from investments in equity securities consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2022	2021	2022	2021
ABI (1)	$2,155	$5,644	$2,367	$6,036
Cronos (1)	197	145	11	(21)
(Income) losses from investments under equity method of accounting	2,352	5,789	$2,378	$6,015
JUUL (2)	1,355	—	100	(100)
(Income) losses from investments in equity securities	$3,707	$5,789	$2,478	$5,915
(1) Includes our share of amounts recorded by our investees and additional adjustments, if required, related to (i) the conversion from international financial reporting standards to United States generally accepted accounting principles (“GAAP”) and (ii) adjustments to our investment required under the equity method of accounting.
(2) Investment in JUUL is accounted for as an investment in an equity security measured at fair value. See below for further discussion of the change from equity method of accounting in the third quarter of 2022.
Investment in ABI
At September 30, 2022, we had an approximate 10% ownership interest in ABI, consisting of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. The Restricted Shares:
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

At December 31, 2021, the fair value of our equity investment in ABI was $11.9 billion (carrying value of $11.1 billion), which exceeded its carrying value by $0.8 billion or approximately 7%. In May 2022, the fair value of our equity investment in ABI declined below its carrying value and has not recovered. At June 30, 2022, the fair value of our equity investment in ABI was below its carrying value by $1.1 billion or approximately 9%. Accounting guidance requires the evaluation of the following factors when determining if the decline in fair value is other than temporary: (i) the duration and magnitude of the fair value decline; (ii) the financial condition and near-term prospects of the investee; and (iii) the investor’s intent and ability to hold its equity investment until recovery. In preparing our financial statements for the period ended June 30, 2022, we evaluated these factors and concluded that the decline in fair value of our equity investment in ABI at June 30, 2022 below its carrying value was temporary and, therefore, no impairment was recorded at that time.
In preparing our financial statements for the period ended September 30, 2022, we considered the same accounting guidance described above to determine if the decline in fair value is other than temporary. We evaluated the factors related to the fair value decline, including the macroeconomic and geopolitical factors that have significantly impacted certain foreign exchange rates and global equity markets. We concluded that the decline in fair value of our equity investment in ABI at September 30, 2022 was other than temporary as we now anticipate that the full recovery to the carrying value will take longer than previously expected. As a result, we recorded a non-cash, pre-tax impairment charge of $2.5 billion for the nine and three months ended September 30, 2022, which was recorded to (income) losses from investments in equity securities in our condensed consolidated statements of earnings (losses). This impairment charge reflects the difference between the fair value of our equity investment in ABI using ABI’s share price at September 30, 2022 and the carrying value of our equity investment in ABI at September 30, 2022. At September 30, 2022, prior to recording the impairment charge, the fair value of our equity investment in ABI was below its carrying value by approximately 22%. After recording the impairment charge, each of the fair value and carrying value of our equity investment in ABI at September 30, 2022 was $9.0 billion.
At September 30, 2022, the carrying value of our equity investment in ABI exceeded its share of ABI’s net assets attributable to equity holders of ABI by approximately $2.5 billion. Substantially all of this difference is comprised of goodwill and other indefinite-lived intangible assets (consisting primarily of trademarks).
At September 30, 2021, the fair value of our equity investment in ABI had declined below its carrying value by $6.2 billion. We considered the same accounting guidance described above to determine if the decline in fair value was other than temporary. In preparing our financial statements for the period ended September 30, 2021, we concluded that the decline in fair value of our equity investment in ABI at September 30, 2021 was other than temporary. As a result, we recorded a non-cash, pre-tax impairment charge of $6.2 billion for the nine and three months ended September 30, 2021, which was recorded to (income) losses from investments in equity securities in our condensed consolidated statements of earnings (losses). This impairment charge reflected the difference between the fair value of our equity investment in ABI using ABI’s share price at September 30, 2021 and the carrying value of our equity investment in ABI at September 30, 2021.
Investment in JUUL
In December 2018, we made an investment in JUUL for $12.8 billion and received a 35% economic interest in JUUL through non-voting shares, which were converted at our election into voting shares in November 2020 (“Share Conversion”), and a security convertible into additional non-voting or voting shares, as applicable, upon settlement or exercise of certain JUUL convertible securities (the “JUUL Transaction”). At September 30, 2022, we had a 35% economic ownership interest in JUUL, consisting of 42 million voting shares.
We are subject to a standstill restriction under which we may not acquire additional JUUL shares above our 35% interest and agreed not to sell or transfer any of our JUUL shares until December 20, 2024. Furthermore, at the time of the investment, we agreed to non-competition obligations generally requiring that we participate in the e-vapor business only through JUUL. In January 2020, we amended certain JUUL Transaction agreements and entered into a new cooperation agreement. One of the provisions was the option to be released from our non-compete obligation under certain circumstances, including if the carrying value of our investment in JUUL was not more than 10% of its initial carrying value of $12.8 billion. At June 30, 2022, the carrying value of our investment in JUUL was $450 million, which was less than 10% of our initial carrying value of $12.8 billion. As a result, in September 2022, we exercised our option to be released from our JUUL non-competition obligations, resulting in (i) the permanent termination of our non-competition obligations to JUUL, (ii) the loss of our JUUL board designation rights (other than the right to appoint one independent director so long as our ownership continues to be at least 10%), our preemptive rights, our consent rights and certain other rights with respect to our investment in JUUL and (iii) the conversion of our JUUL shares to single vote common stock, significantly reducing our voting power. We do not currently intend to exercise our remaining governance rights or to vote our JUUL shares other than as a passive investor.
Additionally, as part of the amendment to certain JUUL Transaction agreements in January 2020, we agreed not to pursue any claims against JUUL for indemnification or reimbursement except for any non-contractual claims for contribution or indemnity where a judgment has been entered against us and JUUL with respect to certain litigation in which we and JUUL are both defendants against third-party plaintiffs.

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
Following Share Conversion in the fourth quarter of 2020, we elected to account for our equity method investment in JUUL under the fair value option. In making this election, we believed measuring our investment at fair value provided quarterly transparency to investors as to the fair market value of our investment in JUUL, given the changes and volatility in the e-vapor category since our initial investment, as well as the lack of publicly available information regarding JUUL’s business or a market-derived valuation. As a result of our loss of certain rights due to our exercise of our option to be released from our JUUL non-competition obligations in the third quarter of 2022, we no longer have the ability to exercise significant influence over the operating and financial policies of JUUL. Therefore, we are no longer able to account for our investment in JUUL as an equity method investment. As of September 30, 2022, we accounted for our investment in JUUL as an investment in an equity security. We will continue to measure our investment in JUUL at fair value, in accordance with GAAP. Our condensed consolidated statements of earnings (losses) include any cash dividends received from our investment in JUUL and any changes in the estimated fair value of our investment, which is calculated quarterly.
We use an income approach to estimate the fair value of our investment in JUUL. The income approach reflects the discounting of future cash flows for the United States and international markets at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing future cash flows.
In determining the estimated fair value of our investment in JUUL, at September 30, 2022 and December 31, 2021, we made certain judgments, estimates and assumptions, the most significant of which were likelihood of certain potential regulatory and liquidity outcomes, sales volume, operating margins, discount rates and perpetual growth rates. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy. Additionally, in determining these significant assumptions, we made judgments regarding the (i) likelihood of certain potential regulatory actions impacting the e-vapor category and specifically whether the FDA will ultimately authorize JUUL’s products, which have received MDOs and are now under additional administrative review; (ii) likelihood of JUUL maintaining adequate liquidity to fund projected cash needs, the absence of which could result in JUUL seeking protection under bankruptcy or other insolvency laws; (iii) risk created by the number and types of legal cases pending against JUUL; (iv) expectations for the future state of the e-vapor category, including competitive dynamics; and (v) timing of international expansion plans. Due to these uncertainties, our future cash flow projections of JUUL are based on a range of scenarios that consider certain potential regulatory, liquidity and market outcomes.
The following table provides a reconciliation of the beginning and ending balance of our investment in JUUL, which is classified in Level 3 of the fair value hierarchy:

Investment
(in millions)	Balance
Balance at December 31, 2020	$1,705
Unrealized gains (losses) included in (income) losses from investments in equity securities	—
Balance at December 31, 2021	$1,705
Unrealized gains (losses) included in (income) losses from investments in equity securities	(1,355)
Balance at September 30, 2022	$350
For the nine months ended September 30, 2022, we recorded non-cash, pre-tax unrealized losses of $1,355 million as a result of changes in the estimated fair value of our investment in JUUL. The decrease in the estimated fair value was primarily driven by (i) a decrease in the likelihood of a favorable outcome from the FDA for JUUL’s products that are currently marketed in the United States, which have received MDOs and are now under additional administrative review, (ii) a decrease in the likelihood of JUUL maintaining adequate liquidity to fund projected cash needs, which could result in JUUL seeking protection under bankruptcy or other insolvency law, (iii) projections of higher operating expenses resulting in lower long-term operating margins and (iv) an increase in the discount rate due to changes in market factors, partially offset by the effect of passage of time on the projected cash flows.

For the three months ended September 30, 2022, we recorded a non-cash, pre-tax unrealized loss of $100 million as a result of changes in the estimated fair value of our investment in JUUL. The decrease in the estimated fair value was primarily driven by an increase in the discount rate due to changes in market factors, partially offset by the effect of passage of time on the projected cash flows.
For the three months ended September 30, 2021, we recorded a non-cash, pre-tax unrealized gain of $100 million as a result of changes in the estimated fair value of our investment in JUUL. There were no material changes to the significant assumptions used in the valuations, as described above, during the nine and three months ended September 30, 2021, compared to the assumptions used for the December 31, 2020 valuation.
Investment in Cronos
At September 30, 2022, we had a 41.4% ownership interest in Cronos, consisting of 156.6 million shares, which we account for under the equity method of accounting. We report our share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for us to record them in the concurrent period.
The fair value of our equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. The fair value and carrying value of our equity method investment in Cronos at December 31, 2021 was $617 million.
In the second quarter of 2022, the fair value of our equity method investment in Cronos declined below its carrying value and had not recovered as of June 30, 2022. Accounting guidance requires the evaluation of the following factors when determining if the decline in fair value is other than temporary: (i) the duration and magnitude of the fair value decline; (ii) the financial condition and near-term prospects of the investee; and (iii) the investor’s intent and ability to hold its equity method investment until recovery. In preparing our financial statements for the period ended June 30, 2022, we evaluated these factors and concluded that the decline in fair value of our equity investment in Cronos below its carrying value at June 30, 2022 was other than temporary. As a result, we recorded a non-cash, pre-tax impairment charge of $107 million in the second quarter of 2022, which was recorded to (income) losses from investments in equity securities in our condensed consolidated statements of earnings (losses). The impairment charge reflects the difference between the fair value of our equity method investment in Cronos using Cronos’s share price and the Canadian dollar (“CAD”) to U.S. dollar exchange rate at June 30, 2022 and the carrying value of our equity method investment in Cronos at June 30, 2022. At June 30, 2022, prior to recording the impairment charge, the fair value of our equity method investment in Cronos was less than its carrying value by approximately 20%. After recording the impairment charge, each of the fair value and carrying value of our equity method investment in Cronos at June 30, 2022 was $437 million. At September 30, 2022, the fair value of our equity method investment in Cronos exceeded its carrying value by $22 million or approximately 5%.
As part of our Investment in Cronos, at September 30, 2022, we also owned:
▪anti-dilution protections to purchase Cronos common shares, exercisable each quarter upon dilution, to maintain our ownership percentage. Certain of the anti-dilution protections provide us the ability to purchase additional Cronos common shares at a per share exercise price of CAD $16.25 upon the occurrence of specified events (“Fixed-price Preemptive Rights”). Based on our assumptions as of September 30, 2022, we estimate the Fixed-price Preemptive Rights allows us to purchase up to an additional approximately 8 million common shares of Cronos; and
▪a warrant providing us the ability to purchase an additional approximate 10% of common shares of Cronos (approximately 84 million common shares at September 30, 2022) at a per share exercise price of CAD $19.00, which expires on March 8, 2023.
If exercised in full, the exercise prices for the warrant and Fixed-price Preemptive Rights would be approximately CAD $1.6 billion and CAD $0.1 billion, respectively (approximately U.S. dollar $1.2 billion and $0.1 billion, respectively, based on the CAD to U.S. dollar exchange rate on October 24, 2022). At September 30, 2022, upon full exercise of the Fixed-price Preemptive Rights, to the extent such rights become available, and the warrant, we would own approximately 52% of the outstanding common shares of Cronos.
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
We record in our condensed consolidated statements of earnings (losses) any changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant as gains or losses on Cronos-related financial instruments in the periods in which the changes occur.

We recorded non-cash, pre-tax unrealized (gains) losses, representing the changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant, as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2022	2021	2022	2021
Fixed-price Preemptive Rights	$1	$21	$—	$17
Cronos warrant	13	107	—	118
Total	$14	$128	$—	$135

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
In May 2021, all outstanding foreign currency contracts matured and, at September 30, 2022 and December 31, 2021, we had no outstanding foreign currency contracts. When we have foreign currency contracts in effect, counterparties are domestic and international financial institutions. Under these contracts, we are exposed to potential losses in the event of non-performance by these counterparties. We manage our credit risk by entering into transactions with counterparties that have investment grade credit ratings, limiting the amount of exposure we have with each counterparty and monitoring the financial condition of each counterparty. The counterparty agreements contain provisions that require us to maintain an investment grade credit rating. In the event our credit rating falls below investment grade, counterparties to our foreign currency contracts can require us to post collateral.
The following table provides the aggregate carrying value and fair value of our total long-term debt:

(in millions)	September 30, 2022	December 31, 2021
Carrying value	$26,291	$28,044
Fair value	21,614	30,459
Foreign currency denominated debt included in long-term debt above:
Carrying value	4,156	4,817
Fair value	3,780	5,114
Our estimate of the fair value of our total long-term debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy.
The decrease in the fair value of our long-term debt was primarily driven by (i) rising interest rates in 2022, (ii) the August 2022 $1.1 billion repayment at maturity of senior unsecured notes and (iii) changes in Euro denominated debt resulting from the strengthening of the U.S. dollar versus the Euro during the first nine months of 2022.

Net Investment Hedging
The pre-tax effects of our net investment hedges on accumulated other comprehensive losses and our condensed consolidated statements of earnings (losses) were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Losses		(Gain) Loss Recognized in Net Earnings (Losses)		(Gain) Loss Recognized in Accumulated Other Comprehensive Losses
	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
(in millions)	2022	2021	2022	2021	2022	2021
Foreign currency contracts	$—	$(16)	$—	$(7)	$—	$—
Foreign currency denominated debt	(664)	(270)	—	—	(289)	(118)
Total	$(664)	$(286)	$—	$(7)	$(289)	$(118)
We recognized changes in the fair value of the foreign currency contracts and in the carrying value of the foreign currency denominated debt due to changes in the Euro to U.S. dollar exchange rate in accumulated other comprehensive losses related to ABI. We recognized gains on the foreign currency contracts arising from components excluded from effectiveness testing in interest and other debt expense, net in our condensed consolidated statements of earnings (losses) based on an amortization approach.

Note 5. Benefit Plans
Components of Net Periodic Benefit (Income) Cost
Net periodic benefit (income) cost consisted of the following:

	Pension		Postretirement		Pension		Postretirement
	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$48	$51	$17	$15	$16	$17	$7	$5
Interest cost	155	139	31	29	51	46	11	8
Expected return on plan assets	(370)	(393)	(10)	(10)	(123)	(131)	(4)	(2)
Amortization:
Net loss	72	99	14	16	24	33	6	2
Prior service cost (credit)	5	3	(34)	(35)	2	1	(11)	(20)
Net periodic benefit (income) cost	$(90)	$(101)	$18	$15	$(30)	$(34)	$9	$(7)
Employer Contributions
We make contributions to our pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. We made employer contributions of $11 million to our pension plans and did not make any contributions to our postretirement plans during the nine months ended September 30, 2022. Currently, we anticipate making additional employer contributions of approximately $10 million to our pension plans and no additional contributions to our postretirement plans in 2022. However, the foregoing estimates of 2022 contributions to our pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates, as well as asset performance significantly above or below the assumed long-term rate of return for each respective plan.
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

Note 6. Earnings (Losses) per Share
We calculated basic and diluted earnings (losses) per share (“EPS”) using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net earnings (losses) attributable to Altria	$3,074	$851	$224	$(2,722)
Less: Distributed and undistributed earnings attributable to share-based awards	(9)	(8)	(3)	(2)
Earnings (losses) for basic and diluted EPS	$3,065	$843	$221	$(2,724)

Weighted-average shares for basic and diluted EPS	1,808	1,849	1,799	1,842

Note 7. Other Comprehensive Earnings/Losses
The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria:

	For the Nine Months Ended September 30, 2022
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2021	$(1,612)	$(1,512)		$68	$(3,056)

Other comprehensive earnings (losses) before reclassifications	—	902		(11)	891
Deferred income taxes	—	(206)		—	(206)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	696		(11)	685

Amounts reclassified to net earnings (losses)	65	(74)		(1)	(10)
Deferred income taxes	(17)	15		—	(2)
Amounts reclassified to net earnings (losses), net of deferred income taxes	48	(59)		(1)	(12)

Other comprehensive earnings (losses), net of deferred income taxes	48	637	(1)	(12)	673

Balances, September 30, 2022	$(1,564)	$(875)		$56	$(2,383)

	For the Three Months Ended September 30, 2022
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, June 30, 2022	$(1,581)	$(869)		$73	$(2,377)

Other comprehensive earnings (losses) before reclassifications	—	18		(16)	2
Deferred income taxes	—	(11)		—	(11)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	7		(16)	(9)

Amounts reclassified to net earnings (losses)	24	(16)		(1)	7
Deferred income taxes	(7)	3		—	(4)
Amounts reclassified to net earnings (losses), net of deferred income taxes	17	(13)		(1)	3

Other comprehensive earnings (losses), net of deferred income taxes	17	(6)	(1)	(17)	(6)

Balances, September 30, 2022	$(1,564)	$(875)		$56	$(2,383)

	For the Nine Months Ended September 30, 2021
(in millions)	Benefit Plans		ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2020	$(2,420)		$(1,938)		$17	$(4,341)

Other comprehensive earnings (losses) before reclassifications	432	(2)	685		35	1,152
Deferred income taxes	(118)		(151)		—	(269)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	314		534		35	883

Amounts reclassified to net earnings (losses)	92		(49)		(2)	41
Deferred income taxes	(23)		10		—	(13)
Amounts reclassified to net earnings (losses), net of deferred income taxes	69		(39)		(2)	28

Other comprehensive earnings (losses), net of deferred income taxes	383		495	(1)	33	911

Balances, September 30, 2021	$(2,037)		$(1,443)		$50	$(3,430)

	For the Three Months Ended September 30, 2021
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, June 30, 2021	$(2,043)	$(1,604)		$45	$(3,602)

Other comprehensive earnings (losses) before reclassifications	—	215		6	221
Deferred income taxes	(9)	(48)		—	(57)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	(9)	167		6	164

Amounts reclassified to net earnings (losses)	20	(7)		(1)	12
Deferred income taxes	(5)	1		—	(4)
Amounts reclassified to net earnings (losses), net of deferred income taxes	15	(6)		(1)	8

Other comprehensive earnings (losses), net of deferred income taxes	6	161	(1)	5	172

Balances, September 30, 2021	$(2,037)	$(1,443)		$50	$(3,430)
(1) Primarily reflects our share of ABI’s currency translation adjustments and the impact of our designated net investment hedges related to our equity investment in ABI. For further discussion of designated net investment hedges, see Note 4. Financial Instruments.
(2) Reflects the remeasurement impact of salaried retiree healthcare plan amendments. For further discussion, see Note 5. Benefit Plans.
The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings (losses):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2022	2021	2022	2021
Benefit Plans: (1)
Net loss	$94	$124	$33	$39
Prior service cost/credit	(29)	(32)	(9)	(19)
	65	92	24	20
ABI (2)	(74)	(49)	(16)	(7)
Currency Translation Adjustments and Other (2)	(1)	(2)	(1)	(1)
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings (losses)	$(10)	$41	$7	$12
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 5. Benefit Plans.
(2) Amounts are included in (income) losses from investments in equity securities. For further information, see Note 3. Investments in Equity Securities.

Note 8. Segment Reporting
Our products include smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA, and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; and oral tobacco products, consisting of MST and snus products manufactured and sold by USSTC, and oral nicotine pouches manufactured and sold by Helix. These products constitute our reportable segments of smokeable products and oral tobacco products at September 30, 2022. The financial services and the innovative tobacco products businesses, which include the heated tobacco business and Helix ROW, are included in all other.
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
Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net Revenues:
Smokeable products	$17,020	$17,275	$5,882	$5,975
Oral tobacco products	1,948	1,945	670	626
Wine	—	494	—	177
All other	17	44	(2)	8
Net revenues	$18,985	$19,758	$6,550	$6,786
Earnings (losses) before Income Taxes:
OCI:
Smokeable products	$8,112	$7,901	$2,791	$2,753
Oral tobacco products	1,262	1,269	425	405
Wine	—	21	—	(24)
All other	(27)	(56)	(7)	(30)
Amortization of intangibles	(54)	(53)	(19)	(18)
General corporate expenses	(192)	(255)	(78)	(135)
Operating income	9,101	8,827	3,112	2,951
Interest and other debt expense, net	832	869	271	266
Loss on early extinguishment of debt	—	649	—	—
Net periodic benefit income, excluding service cost	(137)	(152)	(44)	(63)
(Income) losses from investments in equity securities	3,707	5,789	2,478	5,915
(Gain) loss on Cronos-related financial instruments	14	128	—	135
Earnings (losses) before income taxes	$4,685	$1,544	$407	$(3,302)
The comparability of OCI for our reportable segments was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: We recorded pre-tax (income) for NPM adjustment items as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2022	2021	2022	2021
Smokeable products segment	$(60)	$(53)	$—	$(21)
Interest and other debt expense, net	—	(23)	—	(23)
Total	$(60)	$(76)	$—	$(44)
We recorded the amounts in the table shown above for the smokeable products segment as reductions in cost of sales in our condensed consolidated statements of earnings (losses), which increased OCI in our smokeable products segment. NPM adjustment items result from the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation in Note 11. Contingencies).

▪Tobacco and Health and Certain Other Litigation Items: We recorded pre-tax charges related to tobacco and health and certain other litigation items as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2022	2021	2022	2021
Smokeable products segment	$71	$72	$21	$29
General corporate expenses	27	70	20	70
Interest and other debt expense, net	3	6	2	6
Total	$101	$148	$43	$105
We recorded the amounts shown in the table above for the smokeable products segment and general corporate expenses in marketing, administration and research costs in our condensed consolidated statements of earnings (losses). For further discussion, see Note 11. Contingencies.
▪Acquisition and Disposition-Related Costs:
Disposition-Related Costs: We recorded pre-tax disposition-related costs of $51 million for the nine and three months ended September 30, 2021 in our former wine segment, which consisted of a pre-tax charge of $41 million to record the assets and liabilities associated with UST’s sale of its subsidiary, International Wine & Spirits Ltd. (which included Ste. Michelle), at their fair value less costs to sell and $10 million of other disposition-related costs. We included these costs in marketing, administration and research costs in our consolidated statements of earnings (losses).
Acquisition-Related Costs: We recorded pre-tax acquisition-related costs of $37 million for the nine months ended September 30, 2021 in our oral tobacco products segment primarily for the settlement of an arbitration related to the 2019 on! transaction. We included these costs in marketing, administration and research costs in our condensed consolidated statements of earnings (losses).

Note 9. Debt
Short-term Borrowings and Borrowing Arrangements
At September 30, 2022 and December 31, 2021, we had no short-term borrowings.
In August 2022, we entered into an extension and amendment (the “Extension and Amendment”) to our $3.0 billion senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”). The Extension and Amendment (i) extended the maturity date of the Credit Agreement from August 1, 2024 to August 1, 2025 and (ii) amended the Credit Agreement to update the benchmark interest rate to a rate based on the Term Secured Overnight Financing Rate (“Term SOFR”) and make certain other market updates. All other terms and conditions of the Credit Agreement remain in full force and effect. The Credit Agreement is used for general corporate purposes.
At September 30, 2022, we had availability under the Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion.
Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt. We expect interest rates on borrowings under the Credit Agreement to be based on the Term SOFR plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”). The applicable percentage for borrowings under the Credit Agreement at September 30, 2022 was 1.0% based on our long-term senior unsecured debt ratings on that date. The Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral.
The Credit Agreement includes various covenants, one of which requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At September 30, 2022, the ratio of consolidated EBITDA to Consolidated Interest Expense, calculated in accordance with the Credit Agreement, was 10.9 to 1.0. At September 30, 2022, we were in compliance with our covenants in the Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the Credit Agreement, include certain adjustments.
Any commercial paper issued by us and borrowings under the Credit Agreement are guaranteed by PM USA.

Long-term Debt
The aggregate carrying value of our total long-term debt at September 30, 2022 and December 31, 2021 was $26.3 billion and $28.0 billion, respectively.
In August 2022, we repaid in full our 2.85% senior unsecured notes in the aggregate principal amount of $1.1 billion at maturity.
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
At September 30, 2022 and December 31, 2021, accrued interest on long-term debt of $196 million and $429 million, respectively, was included in other accrued liabilities on our condensed consolidated balance sheets.
For a discussion of the fair value of our long-term debt and the designation of our Euro denominated senior unsecured notes as a net investment hedge of our investment in ABI, see Note 4. Financial Instruments.

Note 10. Income Taxes
In August 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act that we anticipate may impact us are: (i) a 15% corporate alternative minimum tax (“Corporate AMT”) and (ii) a 1% excise tax on share repurchases, which we expect to record in equity on our consolidated statements of stockholders’ equity (deficit), in each case, effective for tax years beginning after December 31, 2022.
We will be considered an “applicable corporation” for purposes of the new Corporate AMT. We anticipate our regular federal income tax liability will generally exceed our Corporate AMT liability in future years.
Earnings (losses) before income taxes, provision (benefit) for income taxes and income tax rates consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2022	2021	2022	2021
Earnings (losses) before income taxes	$4,685	$1,544	$407	$(3,302)
Provision (benefit) for income taxes	1,611	693	183	(582)
Income tax rate	34.4%	44.9%	45.0%	17.6%
Our income tax rate for the nine and three months ended September 30, 2022 differs from the U.S. federal statutory rate of 21%, due primarily to state tax expense, including the state tax treatment of the impairment charge on our equity investment in ABI, and a valuation allowance recorded against a deferred tax asset related to the decrease in the estimated fair value of our investment in JUUL, partially offset by the release of a valuation allowance related to our Cronos warrant and tax accruals no longer required.
Our income tax rates for the nine and three months ended September 30, 2021 differ from the U.S. federal statutory rate of 21%, due primarily to the state tax treatment of the impairment charge on our equity investment in ABI.
For further information on the changes in the estimated fair value of our investment in JUUL and the impairment of our equity investment in ABI, see Note 3. Investments in Equity Securities.

The following chart provides a reconciliation of the beginning and ending valuation allowances for the period ended September 30, 2022:

(in millions)
Balance at beginning of year	$3,097
Additions to valuation allowance charged to income tax expense	395
Releases to valuation allowance credited to income tax benefit	(65)
Foreign currency translation	—
Balance at end of period	$3,427
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
The additions in valuation allowances for the nine months ended September 30, 2022 were due primarily to deferred tax assets recorded in connection with decreases in the estimated fair value of our investment in JUUL. The releases in valuation allowances for the nine months ended September 30, 2022 were due to realizability of anticipated capital losses related to our Cronos warrant. The cumulative valuation allowance at September 30, 2022 was primarily attributable to deferred tax assets recorded in connection with our investment in JUUL and our Investment in Cronos.

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
Judgments Paid and Provisions for Tobacco and Health (Including Engle Progeny Litigation) and Certain Other Litigation Items: The changes in our accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2022	2021	2022	2021
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$91	$9	$25	$—
Pre-tax charges for:
Tobacco and health and certain other litigation (1)	98	142	41	99
Related interest costs	3	6	2	6
Payments	(137)	(60)	(13)	(8)
Accrued liability for tobacco and health and certain other litigation items at end of period	$55	$97	$55	$97
(1) Includes judgments, settlements and fee disputes associated with tobacco and health and certain other litigation. See Shareholder Class Action and Shareholder Derivative Lawsuits below for discussions of the shareholder class action case and related settlement and the proposed settlement of the federal and state shareholder derivative lawsuits.
The accrued liability for tobacco and health and certain other litigation items, including related interest costs, was included in accrued liabilities on our condensed consolidated balance sheets. Pre-tax charges for tobacco and health and certain other litigation were included in marketing, administration and research costs on our condensed consolidated statements of earnings (losses). Pre-tax charges for related interest costs were included in interest and other debt expense, net on our condensed consolidated statements of earnings (losses).
After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $941 million and interest totaling approximately $230 million as of September 30, 2022. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $432 million and related interest totaling approximately $59 million.
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of October 24, 2022, PM USA has posted appeal bonds totaling approximately $42 million, which have been collateralized with restricted cash that are included in assets on our condensed consolidated balance sheets.
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

The table below lists the number of certain tobacco-related cases pending in the United States against us as of:

	October 24, 2022	October 25, 2021
Individual Smoking and Health Cases (1)	161	179
Health Care Cost Recovery Actions (2)	1	1
E-vapor Cases (3)	4,351	2,951
Other Tobacco-Related Cases (4)	3	3
(1) Includes as of October 24, 2022, 18 cases filed in Illinois, 18 cases filed in New Mexico, 35 cases filed in Massachusetts and 54 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,395 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. Class members were prohibited from filing individual lawsuits after 2000 under the court-approved settlement.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) Includes as of October 24, 2022, 58 class action lawsuits, 3,119 individual lawsuits and 1,174 “third party” lawsuits relating to JUUL e-vapor products, which include school districts, state and local government, tribal and healthcare organization lawsuits. JUUL is an additional named defendant in each of these lawsuits. The 58 class action lawsuits include 32 cases in the Northern District of California (“Multidistrict Litigation” or “MDL”) involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons.
(4) Includes as of October 24, 2022, one inactive smoking and health case alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.
International Tobacco-Related Cases: As of October 24, 2022, (i) Altria is named as a defendant in two e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement (defined below) between Altria and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of October 24, 2022, two Engle progeny cases, one individual smoking and health case and one e-vapor case are set for trial through December 31, 2022. Trial dates are subject to change.
Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 72 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 45 of the 72 cases. These 45 cases were tried in Alaska (1), California (7), Connecticut (1), Florida (10), Louisiana (1), Massachusetts (5), Mississippi (1), Missouri (4), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2). One case in Massachusetts, Main, where the verdict was initially returned in favor of PM USA, was reversed on appeal and remanded for a new trial.
Of the 27 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 23 have reached final resolution.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of October 24, 2022.
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

Mendez: In September 2022, a jury in a Florida state court returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds Tobacco Company awarding approximately $4.5 million in compensatory damages and allocating 13% of the fault to PM USA. After applying comparative fault, PM USA’s portion of the compensatory damages is less than $1 million. There was no claim for punitive damages. PM USA’s post-trial motions are pending.
Fontaine: In September 2022, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA, awarding approximately $8 million in compensatory damages and $1 billion in punitive damages. We intend to file post-trial motions challenging the award and, if necessary, an appeal.
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
Greene: In September 2019, a jury in a Massachusetts state court returned a verdict in favor of plaintiffs and against PM USA, awarding approximately $10 million in compensatory damages. In May 2020, the court ruled on plaintiffs’ remaining claim and trebled the compensatory damages award to approximately $30 million. In February 2021, the trial court awarded plaintiffs attorneys’ fees and costs in the amount of approximately $2.3 million. In July 2021, following denial of PM USA’s post-trial motions, PM USA appealed the judgment to the Appeals Court of Massachusetts. In September 2022, the Massachusetts Supreme Judicial Court issued an order taking jurisdiction over the appeal, which remains pending.
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of October 24, 2022, approximately 691 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 869 state court plaintiffs. Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. The 2015 federal Engle agreement resolved nearly all Engle progeny cases pending in federal court as of the date of the agreement, and each case excluded from that agreement subsequently has been resolved.

Engle Progeny Trial Results: As of October 24, 2022, 142 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Seventy-eight verdicts were returned in favor of plaintiffs, and seven verdicts (Skolnick, Calloway, Oshinsky-Blacker, McCoy, Mahfuz, Neff and Gloger) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending. In two cases, Kaplan (McLaughlin) and Sommers, the punitive damages awards were vacated on appeal and remanded for new trials. In Sommers, the trial court granted PM USA’s motion for summary judgment, and plaintiff has appealed.
Fifty-six verdicts were returned in favor of PM USA, of which 46 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of October 24, 2022. The jury in one case, Garcia, awarded plaintiff compensatory damages and found plaintiff was entitled to punitive damages; however, the court declared a mistrial in the second phase of the trial regarding punitive damages because the jury was unable to determine the amount of the punitive damages. Four verdicts (Pearson, D. Cohen, Collar and Chacon) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case decided to award plaintiffs damages. One case, Pollari, resulted in a verdict in favor of PM USA following a retrial of an initial verdict returned in favor of plaintiff. Plaintiff and defendants appealed the verdict and the appellate court affirmed the judgment in favor of the defendants. Three cases, Gloger, Rintoul (Caprio) and Duignan, resulted in verdicts in favor of plaintiffs following retrial of initial verdicts returned in favor of plaintiffs. A post-trial appeal is pending in Duignan. The verdicts in the retrials in Gloger and Rintoul (Caprio) were reversed upon appeal and remanded for new trials. Two cases, Freeman and Harris, resulted in an appellate reversal of a jury verdict in favor of plaintiff, and a judgment in favor of PM USA. One case, R. Douglas, was dismissed with prejudice following a verdict in favor of plaintiff.
The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of October 24, 2022 where PM USA has recorded a provision in its condensed consolidated financial statements because we have determined that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated; the second chart lists cases that are pending as of October 24, 2022 but where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated; and the third chart lists cases that have concluded in the past 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.
References below to “R.J. Reynolds,” “Lorillard” and “Liggett Group” are to R.J. Reynolds Tobacco Company, Lorillard Tobacco Company and Liggett Group, LLC, respectively.
Currently Pending Engle Cases with Accrued Liabilities
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status	Accrual (1)
Miller	September 2022	PM USA and R.J. Reynolds	Miami-Dade	$2 million (<$1 million PM USA)	$0	Defendants’ post-trial motions pending.	<$1 million in the third quarter of 2022
(1) Accrual amounts include interest and associated costs, if applicable. For any case with multiple defendants, if any, accrual amounts reflect the portion of compensatory damages PM USA believes it will have to pay if the case is ultimately decided in plaintiff’s favor after taking into account any portion potentially payable by the other defendant.

Currently Pending Engle Cases with Verdicts Against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status
Levine	September 2022	PM USA and R.J. Reynolds	Miami-Dade	$1 million ($1 million PM USA)	$0	Defendants’ post-trial motions pending.
Schertzer	April 2022	PM USA and R.J. Reynolds	Miami-Dade	$3 million	$0	Appeal by defendants to the Third District Court of Appeal pending.
Lipp	September 2021	PM USA	Miami-Dade	$15 million	$28 million	Appeal by defendant to Third District Court of Appeal pending.

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status
Garcia	May 2021	PM USA	Miami-Dade	$6 million	Mistrial	Appeals by plaintiff and defendant to Third District Court of Appeal pending.
Duignan	February 2020 (2)	PM USA and R.J. Reynolds	Pinellas	$3 million	$12 million	Appeal by defendants to Third District Court of Appeal pending.
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	$0	Awaiting new trial date on punitive damages.
Holliman	February 2019	PM USA	Miami-Dade	$3 million	$0	Appeal by defendant to Third District Court of Appeal pending.
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Defendant’s petition for review to the Florida Supreme Court pending.
Kaplan (McLaughlin)	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$0
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
U.S. Court of Appeals for the Eleventh Circuit vacated the punitive damages award and reduced the compensatory damages award based on plaintiff’s comparative fault to $5 million, which was accrued and paid in August 2022. Awaiting new trial date on punitive damages.

(1) PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.
(2) Plaintiff’s verdict following a retrial of an initial verdict in favor of plaintiff.
(3) PM USA is not a defendant in Sheffield, which is discussed below in Engle Progeny Appellate Issues.

Engle Cases Concluded Within Past 12 Months
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Accrual Date	Payment Amount (if any)	Payment Date
Tuttle	August 2022	PM USA	Duval	Third quarter of 2022	<$1 million	October 2022
Cuddihee	January 2020	PM USA	Duval	Second quarter of 2022	$2 million	June 2022

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
As of October 24, 2022, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to us) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the United States). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
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
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million; these quarterly payments are expected to end in 2024. For the three months ended September 30, 2022 and 2021, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.1 billion for each period. For the nine months ended September 30, 2022 and 2021, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $3.0 billion and $3.2 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
NPM Adjustment Disputes: The “NPM Adjustment” is a reduction in MSA payments made by the OPMs and those manufacturers that are subsequent signatories to the MSA (collectively, the “participating manufacturers” or “PMs”) that applies if the PMs collectively lose at least a specified level of market share to non-participating manufacturers since 1997, subject to certain conditions and defenses.
The independent auditor (“IA”) appointed under the MSA has calculated that PM USA’s share of the maximum potential NPM Adjustments for 2004-2021 is (exclusive of interest or earnings): $388 million for 2004; $181 million for 2005; $154 million for 2006; $185 million for 2007; $250 million for 2008; $211 million for 2009; $218 million for 2010; $166 million for 2011; $214 million for 2012; $224 million for 2013; $258 million for 2014; $313 million for 2015; $292 million for 2016; $285 million for 2017; $318 million for 2018; $415 million for 2019; $573 million for 2020; and $635 million for 2021. These maximum amounts will be substantially reduced to reflect the NPM Adjustment settlements discussed below, and potentially for current and future calculation disputes and other developments. PM USA’s recovery for 2004 is addressed below. In addition, PM USA’s recovery of such reduced amounts for all subsequent years will be dependent upon subsequent determinations regarding state-specific defenses and disputes with other PMs.
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
Continuing NPM Adjustment Disputes with States That Have Not Settled.
▪2004 NPM Adjustment. The PMs and the nine states that have not settled the NPM Adjustment disputes participated in a multi-state arbitration of NPM Adjustment disputes for 2004. A tenth state, Illinois, also participated in the arbitration, but joined the multi-state settlement after the arbitration panel issued its decisions described below. Hearings for nine of the 10 states concluded by the end of 2020. In September 2021, the arbitration panels issued decisions finding that two states, Missouri and Washington, were not diligent in their enforcement of their escrow statutes in 2004 and, therefore, are subject to the NPM adjustment for 2004. The arbitration panels further found that the remaining seven states were diligent in their enforcement and, therefore, are not subject to the NPM adjustment for 2004. The hearing for the last remaining state, New Mexico, concluded in March 2022; however, a decision has not yet been issued. The two states determined by the arbitration panel to be non-diligent challenged those determinations in their respective state courts and with the arbitration panels and several issues remain to be resolved by the courts that may affect the final amount of the 2004 NPM adjustment PM USA and other PMs will receive. PM USA recorded $21 million as a reduction in cost of sales in the third quarter of 2021 for its estimate of the minimum amount of the 2004 NPM adjustment it will receive. PM USA estimates it is entitled to interest of approximately $23 million in connection with the 2004 NPM adjustment, which it recorded as interest income in the third quarter of 2021.
▪2005-2007 NPM Adjustments. The PMs and the nine states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005-2007, for eight of the nine states, and one year, 2005, for one state. As of October 24, 2022, no decisions have resulted from the arbitration.
▪Subsequent Years. No assurance can be given as to when proceedings for 2008 and subsequent years will be scheduled or the precise form those proceedings will take.
▪In July 2022, the State of Iowa filed a motion in Iowa state court against the PMs, including PM USA, claiming that the PMs wrongfully disputed the applicability of NPM Adjustments to Iowa and that all adjustment amounts to date should have been paid to Iowa rather than deposited into the disputed payments account. PM USA has placed certain disputed NPM Adjustment amounts attributed to Iowa in the disputed payments account established pursuant to the terms of the MSA. Iowa seeks a total of approximately $133 million in disputed payments from all defendants combined, as well as treble and punitive damages, and other relief. The PMs filed a cross motion to compel arbitration, which is scheduled for hearing in December 2022.
Other Disputes Under the State Settlement Agreements: The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the allocations of any NPM Adjustments and related settlements, have been and may continue to be affected by R.J. Reynolds’s acquisition of Lorillard in 2015 and its related sale of certain cigarette brands to ITG (the “ITG transferred brands”). PM USA filed motions to enforce the State Settlement Agreements in Florida, Minnesota, Texas and Mississippi in connection with various positions that R.J. Reynolds and ITG took with regard to the ITG transferred brands. After various court decisions in each of those states that were favorable to PM USA, those motions to enforce have now been resolved either through settlement or exhaustion of appeals. In May 2022, PM USA filed a motion to compel arbitration under the MSA regarding certain positions that R.J. Reynolds and ITG took with regard to the ITG transferred brands. In June 2022, the matter was resolved through mutual agreement of the parties. PM USA continues to dispute how the ITG transferred brands are treated in allocating the NPM Adjustments under the MSA and related settlements and may pursue such claims.
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
In January 2021, PM USA and other PMs reached an agreement with several MSA states to waive the PMs’ claim under the most favored nation provision of the MSA in connection with a settlement between those MSA states and a non-participating manufacturer, S&M Brands, Inc. (“S&M Brands”), under which the states released certain claims against S&M Brands in exchange for receiving a portion of the funds S&M Brands deposited into escrow accounts in those states pursuant to the states’ escrow statutes. In consideration for waiving its most favored nation claim, PM USA received approximately $32 million from the escrow funds paid to those MSA states under their settlement with S&M Brands. These funds were received in January 2021 and were recorded in our condensed consolidated statement of earnings (losses) for the first quarter of 2021 as a reduction in cost of sales.
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
The requirements related to corrective statements at point-of-sale remain outstanding. In May 2014, the district court ordered further briefing on the issue, which was completed in June 2014. In May 2018, the parties submitted a joint status report and additional briefing on point-of-sale signage to the district court. In May 2019, the district court ordered a hearing on the point-of-sale signage issue. The hearing was subsequently vacated due to the parties reaching an agreement in principle regarding the placement of corrective statements at point-of-sale. A hearing for the district court to consider and approve the settlement and consent decree proposed by the parties occurred in July 2022.
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
E-vapor Product Litigation
As of October 24, 2022, we are defendants in 58 class action lawsuits relating to JUUL e-vapor products. JUUL is an additional named defendant in each of these lawsuits. The theories of recovery include violation of RICO, fraud, failure to warn, design defect, negligence and unfair trade practices. Plaintiffs seek various remedies, including compensatory and punitive damages and an injunction prohibiting product sales. The 58 class action lawsuits include 32 cases involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons. Three of the class action lawsuits are pending in Canada.
We also have been named as defendants in other lawsuits involving JUUL e-vapor products, including 3,119 individual lawsuits and 1,174 “third party” lawsuits, which include school districts, state and local governments and tribal and healthcare organization lawsuits. JUUL is an additional named defendant in each of these lawsuits.

In October 2019, the U.S. Judicial Panel on Multidistrict Litigation ordered the coordination or consolidation of the federal individual and class action lawsuits mentioned above in the U.S. District Court for the Northern District of California for pretrial purposes.
We filed motions to dismiss certain claims in the class action and school district cases, including the federal RICO claim. In October 2020, the U.S. District Court for the Northern District of California granted the motion to dismiss the RICO class action claim without prejudice. Although it otherwise denied the motion, the court found that plaintiffs had not sufficiently alleged standing or causation with respect to their claim under California law. The court also granted the motion to dismiss the RICO claim in the cases filed by various school districts, but denied the motion in all other respects. The court gave plaintiffs the opportunity to amend their complaints to attempt to cure the deficiencies the court identified and plaintiffs filed their amended complaints in November 2020. In January 2021, we filed a renewed motion to dismiss the RICO claim, which the court denied in April 2021. In June 2022, the court granted plaintiffs’ motion to certify a California state class based on state law claims against JUUL and a nationwide class based on RICO claims against Altria and other defendants. Altria and the other defendants have filed petitions with the U.S. Court of Appeals for the Ninth Circuit seeking discretionary review of the class certification order, which the court granted in October 2022.
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
Four of the “third party” lawsuits noted above against us and JUUL were initiated, individually, by the attorneys general of Alaska, Hawaii, Minnesota and New Mexico alleging violations of state consumer protection and other similar laws. We filed motions to dismiss the Alaska, Hawaii and Minnesota lawsuits, and the motions were denied in February 2022, May 2021 and June 2021, respectively. We intend to file a motion to dismiss the New Mexico lawsuit. In the Alaska lawsuit, although the trial court declined to dismiss most of the plaintiff’s claims, the trial court did dismiss plaintiff’s public nuisance claim. The trial courts in the Alaska, Hawaii and Minnesota lawsuits have set the trials for April 2024, February 2024 and March 2023, respectively. As of October 24, 2022, the trial court in New Mexico has not set a trial date. JUUL is also named in other attorneys general lawsuits in which we are not currently named. As of October 24, 2022, JUUL settled four such lawsuits by, in each case, agreeing to a monetary payment (on average approximately $20 million) and to certain restrictions on its sales and marketing activities.
IQOS Litigation
In April 2020, RAI Strategic Holdings, Inc. and R.J. Reynolds Vapor Co., which are affiliates of R.J. Reynolds, filed a lawsuit against Altria, PM USA, ALCS, PMI and its affiliate, Philip Morris Products S.A., in the U.S. District Court for the Eastern District of Virginia asserting claims of patent infringement based on the sale of the IQOS electronic device and HeatSticks in the United States. Plaintiffs seek various remedies, including preliminary and permanent injunctive relief, treble damages and attorneys’ fees. Altria and PMI were previously dismissed from the lawsuit, and plaintiffs’ claims against the other defendants have been stayed.
PM USA, ALCS and Philip Morris Products S.A. filed counterclaims against plaintiffs in the Eastern District of Virginia lawsuit alleging patent infringement by R.J. Reynolds’ e-vapor products. In June 2022, PM USA and ALCS reached an agreement with R.J. Reynolds resulting in dismissal of their counterclaims. In addition, ALCS filed a separate lawsuit against R.J. Reynolds in the U.S. District Court for the Middle District of North Carolina also alleging patent infringement by R.J. Reynolds’ e-vapor products. In September 2022, a jury awarded ALCS $95 million in damages for past infringement, plus supplemental damages and interest. The court will conduct additional proceedings to determine a reasonable royalty for future infringing sales through the expiration of ALCS’s patents in 2035. As this gain has not yet been determined to be realized or realizable in accordance with GAAP, it has not been recognized in our financial statements for the nine months ended September 30, 2022.
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
Antitrust Litigation
In April 2020, the FTC issued an administrative complaint against Altria and JUUL alleging that our 35% investment in JUUL and the associated agreements constitute an unreasonable restraint of trade in violation of Section 1 of the Sherman Antitrust Act of 1890 (“Sherman Act”) and Section 5 of the Federal Trade Commission Act of 1914, and substantially lessened competition in violation of Section 7 of the Clayton Antitrust Act (“Clayton Act”). If the FTC’s challenge is successful, the FTC may order a broad range of remedies, including divestiture of our minority investment in JUUL, rescission of the transaction and all associated agreements, a requirement of FTC approval of future agreements related to the development, manufacture, distribution or sale of e-vapor products and prohibition against any officer or director of either Altria or JUUL serving on the other party’s board of directors or attending meetings of the other party’s board of directors and notice to the FTC in advance of certain corporate actions, including acquisitions, mergers or certain corporate restructurings. In February 2022, the administrative law judge dismissed the FTC’s complaint and, also in February 2022, FTC complaint counsel appealed the administrative law judge’s decision to the FTC. Oral argument with respect to the appeal occurred in September 2022. Altria can appeal any adverse ruling the FTC issues following its review to any U.S. Court of Appeals.
Also as of October 24, 2022, 17 putative class action lawsuits have been filed against Altria and JUUL in the U.S. District Court for the Northern District of California. The lawsuits initially named, in addition to the two companies, certain senior executives and certain members of the board of directors of both companies as defendants; however, those individuals currently or formerly affiliated with Altria were later dismissed. In November 2020 these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, cite the FTC administrative complaint and allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Act and Section 7 of the Clayton Act and various state antitrust, consumer protection and unjust enrichment laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid, divestiture of our minority investment in JUUL and rescission of the transaction. We filed a motion to dismiss these lawsuits in January 2021. In August 2021, the U.S. District Court for the Northern District of California denied our motion to dismiss except with respect to plaintiffs’ claims for injunctive and equitable relief. However, plaintiffs were granted the opportunity to replead such claims by the trial court, which plaintiffs did in September 2021. In January 2022, the trial court ordered that the direct-purchaser plaintiffs’ claims against JUUL be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement. The court granted plaintiffs’ leave to replead the complaint with new direct-purchaser plaintiffs, which plaintiffs did in February 2022, substituting in four new plaintiffs. In August 2022, the court stayed all of the cases pending any appeal from the FTC’s lawsuit against Altria and JUUL.
In November 2020, we exercised our rights to convert our non-voting JUUL shares to voting shares. In September, 2022, we exercised our option to be released from our JUUL non-competition obligations, resulting in (i) the permanent termination of our non-competition obligations to JUUL, (ii) the loss of our JUUL board designation rights (other than the right to appoint one independent director so long as our ownership continues to be at least 10%), our preemptive rights, our consent rights and certain other rights with respect to our investment in JUUL and (iii) the conversion of our JUUL shares to single vote common stock, significantly reducing our voting power. We do not currently intend to exercise our remaining governance rights or to vote our JUUL shares other than as a passive investor.
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
Altria and the other parties to the state and federal shareholder derivative lawsuits have reached a settlement that was preliminarily approved by the federal court in the Eastern District of Virginia in October 2022. Under the terms of the proposed settlement, among other things, we agreed to fund underage tobacco prevention and cessation programs, which may include positive youth development programs, led by independent third-party organizations. The court has scheduled a hearing regarding final approval of the settlement for January 2023. We recorded pre-tax provisions totaling $27 million for attorneys fees and costs associated with the implementation and monitoring of our funding commitment.
Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or our other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of October 24, 2022, two “Lights/Ultra Lights” class actions are pending in U.S. state courts. Neither case is active.
As of October 24, 2022, one smoking and health case alleging personal injury or seeking court-supervised programs or ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases have included lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of October 24, 2022, there is no such case pending against UST and/or its tobacco subsidiaries.

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
Guarantees and Other Similar Matters
In the ordinary course of business, we have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2022, we (i) had $46 million of unused letters of credit obtained in the ordinary course of business and (ii) were contingently liable for guarantees related to our own performance, including $19 million for surety bonds recorded on our condensed consolidated balance sheet. In addition, from time to time, we issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on our liquidity.
Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of our 2008 spin-off of our former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. We do not have a related liability recorded on our condensed consolidated balance sheet at September 30, 2022 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the IQOS patent litigation discussed above under IQOS Litigation, excluding the patent infringement case filed with the U.S. District Court for the Northern District of Georgia.
PM USA has issued guarantees relating to our obligations under our outstanding debt securities, borrowings under our $3.0 billion Credit Agreement and amounts outstanding under our commercial paper program. For further discussion, see Note 9. Debt.

Note 12. New Accounting Guidance Not Yet Adopted
The following table provides a description of issued accounting guidance applicable to, but not yet adopted by, us:

Standards	Description	Effective Date for Public Entity	Effect on Financial Statements
ASU 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The guidance updates how an entity recognizes and measures contract assets and contract liabilities acquired in a business combination. Acquirers will now account for related revenue contracts in accordance with Topic 606 as if it had originated the contract.	The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.	We do not expect our adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.
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
		The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023.	We do not expect our adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

Note 13. Subsequent Events
Altria and PMI Purchase Agreement
On October 19, 2022 (the “Effective Date”), ALCS and Altria (solely with respect to certain provisions thereunder) entered into an agreement (the “Purchase Agreement”) with Triaga, Inc. (“Triaga”), a subsidiary of PMI, and PMI (solely with respect to certain provisions thereunder), to, among other things, transition and ultimately conclude our relationship with respect to the IQOS Tobacco Heating System® (“IQOS System”) in the U.S. Under the terms of the Purchase Agreement, Triaga paid ALCS $1.0 billion upon entry into the Purchase Agreement and is obligated to make an additional payment of $1.7 billion (plus interest thereon from the Effective Date at a per annum rate equal to 6%) to ALCS by July 15, 2023, for a total cash payment of approximately $2.7 billion (plus interest). For the consideration received, ALCS has agreed to assign to Triaga exclusive U.S. commercialization rights to the IQOS System effective April 30, 2024. PMI will not have access to the Marlboro brand name or other brand assets, as PM USA owns the Marlboro trademark in the U.S.
We expect to record the $2.7 billion pre-tax transaction amount as a deferred gain on our consolidated balance sheet in the fourth quarter of 2022. We expect to recognize this gain in earnings when we relinquish our rights to the IQOS System.
Altria and Japan Tobacco Joint Venture
On October 26, 2022, Altria, through PM USA, entered into a joint venture with JTI (US) Holding, Inc. (“JTIUH”), a subsidiary of Japan Tobacco Inc., for the U.S. marketing and commercialization of heated tobacco stick (“HTS”) products. HTS products are defined in the joint venture agreement as products that include both (i) a tobacco heating device intended to heat the consumable without combusting and (ii) a consumable that meets the definition of a cigarette under the U.S. Federal Cigarette Labeling and Advertising Act. The joint venture is structured to exist in perpetuity and forms the Horizon Innovations LLC (“Horizon”) entity, which is responsible for the U.S. commercialization of current and future HTS products owned by either party. Upon pre-market tobacco application (“PMTA”) authorization, Horizon will become the exclusive entity through which the parties market and commercialize HTS products in the U.S. The parties expect to jointly prepare FDA filings for the latest version of Ploom HTS products. Upon PMTA authorization of Ploom HTS products, JTIUH will supply Ploom heated tobacco stick devices and PM USA will manufacture Marlboro HTS consumables for U.S. commercialization.
PM USA holds a 75% economic interest in Horizon, with JTIUH having a 25% economic interest. The parties plan to collaborate on a global smoke-free partnership. However, if an international heated tobacco joint venture between the parties is not reached over the next five years, PM USA may elect to increase its economic interest in Horizon to 80%. PM USA is responsible for making initial capital contributions to Horizon of up to $150 million, as charges are incurred. Any additional capital contributions made to Horizon after the initial $150 million will be split according to economic ownership. The parties will both maintain independent ownership of their respective intellectual property, including any intellectual property acquired that supports the development of future HTS products. The parties have agreed to commercialization milestones for Horizon, which include distribution requirements and minimum levels of cumulative marketing investment. Distribution requirements include minimum cumulative numbers of stores where devices and consumables are sold, minimum cumulative weighted distribution and minimum cumulative number of new metro areas where at least one direct retail store is established and fully operational.
Horizon is governed by a board of managers. The board is comprised of four individuals designated by PM USA and three individuals designated by JTIUH. Both PM USA and JTIUH are also entitled to designate up to three board observers.
We expect to include the financial results of Horizon as part of our “all other” category in our consolidated financial statements, with the 25% ownership interest held by JTIUH to be reported as a non-controlling interest.
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
Our smoke-free portfolio includes ownership of U.S. Smokeless Tobacco Company LLC (“USSTC”), the leading global moist smokeless tobacco (“MST”) manufacturer, and Helix Innovations LLC (“Helix”), a leading manufacturer of oral nicotine pouches. Additionally, we have a majority-owned joint venture, Horizon Innovations LLC (“Horizon”), for the U.S. marketing and commercialization of heated tobacco stick products and, through a separate agreement, we have the exclusive U.S. commercialization rights to the IQOS Tobacco Heating System and Marlboro HeatSticks through April 2024.
Our equity investments include Anheuser-Busch InBev SA/NV (“ABI”), the world’s largest brewer, Cronos Group Inc. (“Cronos”), a leading Canadian cannabinoid company, and JUUL Labs, Inc. (“JUUL”), a U.S. based e-vapor company.
The brand portfolios of our tobacco operating companies include Marlboro, Black & Mild, Copenhagen, Skoal and on!. Trademarks and service marks related to Altria referenced in this Form 10-Q are the property of Altria or our subsidiaries or are used with permission.
Trends and Developments
In this MD&A section, we discuss factors that have impacted our business as of the date of this Form 10-Q. In addition, we are aware of certain trends and developments that could, individually or in the aggregate, have a material impact on our business, including the value of our equity investments, in the future. In this Trends and Developments section, we focus on the potential effects on our business resulting from the recent rise in the rate of inflation, supply chain disruptions, foreign exchange rates, the Russian invasion of Ukraine and recent regulatory actions.
We continue to monitor the evolving macroeconomic and geopolitical landscape. High rates of inflation continued in the third quarter of 2022, driven by increasing global energy, commodity and food prices, which were further exacerbated by other factors, including supply and demand imbalances, labor shortages and the Russian invasion of Ukraine. High inflation, high gas prices, rising interest rates and the end of federal government stimulus could continue to impact our business by negatively impacting adult tobacco consumers’ disposable income and future purchasing behavior. We expect fluctuations in discount product share for cigarettes and MST products as price sensitive adult tobacco consumers react to their economic conditions. We continue to monitor the effect of these dynamics on adult tobacco consumers and their purchasing behaviors, including overall tobacco product expenditures, mix between premium and discount brand purchases and adoption of smoke-free products. Increases in inflation also have a direct and adverse impact on our Master Settlement Agreement (“MSA”) expense and other direct and indirect costs. We expect inflation to continue at increased levels for the remainder of 2022, and the extent of any effects on adult tobacco consumer purchasing behavior depends in part on the magnitude and duration of such increased inflation levels. See Operating Results by Business Segment - Tobacco Space - Business Environment for additional information on evolving trends in the tobacco industry and the impacts to our business from increased inflation.
Volatility in domestic and global economies and disruptions in the supply and distribution chains continued in the third quarter of 2022, resulting from several factors, including the on-going impacts of inflation, energy shortages in Europe, raw materials availability and the Russian invasion of Ukraine. While our operating companies focus on the manufacture and sale of tobacco products in the United States and have little direct exposure to Russia and Ukraine, we have experienced negative effects on the cost and availability of certain raw materials and component parts for our products. We continue to work to mitigate the potential negative impacts of these macroeconomic and geopolitical dynamics on our businesses through, among other actions, proactive engagement with current and potential suppliers and distributors, the development of alternative sourcing strategies, long-term supply contracts, evolution of our safety, health and environmental protocols at our facilities and prudent oversight of our liquidity. See Operating Results by Business Segment - Tobacco Space - Business Environment for additional information on the supply chain and other impacts of the macroeconomic and geopolitical environment on our business.
Tobacco companies are subject to broad and evolving regulatory and legislative frameworks that could have a material impact on our business. For example, the U.S. Food and Drug Administration (“FDA”) has issued proposed product standards regarding menthol in cigarettes and characterizing flavors in cigars, and, in June 2022, the Biden Administration published plans for future potential regulatory actions that include the FDA’s plans to develop a proposed product standard that would establish a maximum nicotine level for cigarettes and certain other combusted tobacco products. See Operating Results by

Business Segment - Tobacco Space - Business Environment for additional information on the nature, scope and potential impacts of regulatory and legislative developments.
In June 2022, the FDA issued marketing denial orders (“MDOs”) to JUUL ordering all of JUUL’s products currently marketed in the United States off the market. In July 2022, the FDA administratively stayed the MDOs on a temporary basis, citing its determination that there are scientific issues unique to the JUUL pre-market tobacco applications (“PMTA”) that warrant additional agency review. This administrative stay temporarily suspends the MDOs, and JUUL’s products currently remain on the market. See Operating Results by Business Segment - Tobacco Space - Business Environment - FSPTCA and FDA Regulation - FDA Regulatory Actions - Electronic Nicotine Delivery System Products for additional information regarding the MDOs. We considered, among other factors, the impact of the FDA’s actions in conducting our quarterly quantitative valuation of our investment in JUUL at June 30, 2022, which resulted in us recording a non-cash, pre-tax unrealized loss of $1.2 billion for the three months ended June 30, 2022. We will continue to monitor developments with the FDA’s additional review, among other factors, in our quarterly quantitative valuations of JUUL.
The adverse macroeconomic and geopolitical landscape has continued to impact global businesses, including ABI, and the global markets and we expect this dynamic to continue in the near term. While ABI’s business performance has been resilient, its business has continued to be impacted by supply chain constraints across certain markets, foreign exchange rate fluctuations, inflation, commodity cost headwinds and the Russian invasion of Ukraine (as evidenced by ABI fully impairing its joint venture with exposure to Russia and Ukraine in the first quarter of 2022). Additionally, the macroeconomic and geopolitical factors have contributed to significant changes in certain foreign exchange rates, including the Euro to U.S. dollar exchange rate, and in the global equity markets. We evaluated the factors related to the decline in the fair value of our equity investment in ABI below its carrying value at September 30, 2022, including the macroeconomic and geopolitical factors, and concluded that the decline in fair value of our equity investment in ABI at September 30, 2022 was other than temporary. As a result, we recorded a non-cash, pre-tax impairment charge of $2.5 billion for the nine and three months ended September 30, 2022.
See Note 3. Investments in Equity Securities to our condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q (“Item 1”) and Critical Accounting Policies and Estimates for additional information on our equity investments.
In October 2022, we modified our heated tobacco portfolio of smoke-free products by (i) entering into an agreement with a subsidiary of Philip Morris International Inc. (“PMI”) to, among other things, transition and ultimately conclude our relationship with respect to the IQOS Tobacco Heating System® (“IQOS System”) in the U.S. and (ii) entering into a joint venture with a subsidiary of Japan Tobacco Inc. for the U.S. marketing and commercialization of heated tobacco stick products. For further discussion, see Note 13. Subsequent Events to our condensed consolidated financial statements in Item 1 (“Note 13”).
We continue to monitor the increased risk of cyber attacks as a result of the Russian invasion of Ukraine. We have implemented heightened cybersecurity monitoring of our systems and those of our critical suppliers designed to address the evolving threat landscape.
While the impairment of our equity investment in ABI and reduction in the fair value of our equity investment in JUUL have had a material adverse effect on our financial results, to date, we have not experienced any material adverse effects on our business or our ability to achieve our Vision as a result of the trends and developments discussed above. As the trends and developments discussed above evolve and new ones emerge, we will continue to evaluate the potential impacts on our business and our Vision.

Consolidated Results of Operations for the Nine Months Ended September 30, 2022
The changes in net earnings (losses) attributable to Altria and diluted earnings (losses) per share (“EPS”) attributable to Altria for the nine months ended September 30, 2022, from the nine months ended September 30, 2021, were due primarily to the following:

(in millions, except per share data)	Net Earnings (Losses)	Diluted EPS
For the nine months ended September 30, 2021	$851	$0.46
2021 NPM Adjustment Items	(57)	(0.03)
2021 Asset impairment, exit, implementation, acquisition and disposition-related costs	95	0.05
2021 Tobacco and health and certain other litigation items	113	0.06
2021 ABI-related special items	4,828	2.60
2021 Cronos-related special items	205	0.11
2021 Loss on early extinguishment of debt	496	0.27
2021 Income tax items	(5)	—
Subtotal 2021 special items	5,675	3.06
2022 NPM Adjustment Items	45	0.02
2022 Asset impairment, exit, implementation, acquisition and disposition-related costs	(8)	—
2022 Tobacco and health and certain other litigation items	(76)	(0.04)
2022 JUUL changes in fair value	(1,355)	(0.76)
2022 ABI-related special items	(2,022)	(1.12)
2022 Cronos-related special items	(172)	(0.09)
2022 Income tax items	33	0.02
Subtotal 2022 special items	(3,555)	(1.97)
Fewer shares outstanding	—	0.08
Operations	103	0.06
For the nine months ended September 30, 2022	$3,074	$1.69

2022 Reported Net Earnings (Losses)	$3,074	$1.69
2021 Reported Net Earnings (Losses)	$851	$0.46
% Change	100%+	100%+

2022 Adjusted Net Earnings and Adjusted Diluted EPS	$6,629	$3.66
2021 Adjusted Net Earnings and Adjusted Diluted EPS	$6,526	$3.52
% Change	1.6%	4.0%
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
▪Operations: The increase of $103 million in operations (which excludes the impact of special items shown in the table above) was due primarily to:
•higher OCI; and
•lower interest and other debt expense, net;
partially offset by:
•lower income from our investments in equity securities.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.

Consolidated Results of Operations for the Three Months Ended September 30, 2022
The changes in net earnings (losses) attributable to Altria and diluted EPS attributable to Altria for the three months ended September 30, 2022, from the three months ended September 30, 2021, were due primarily to the following:

(in millions, except per share data)	Net Earnings (Losses)	Diluted EPS
For the three months ended September 30, 2021	$(2,722)	$(1.48)
2021 NPM Adjustment Items	(33)	(0.02)
2021 Asset impairment, exit, implementation, acquisition and disposition-related costs	52	0.03
2021 Tobacco and health and certain other litigation items	80	0.04
2021 JUUL changes in fair value	(100)	(0.05)
2021 ABI-related special items	4,899	2.65
2021 Cronos-related special items	89	0.05
2021 Income tax items	(8)	—
Subtotal 2021 special items	4,979	2.70
2022 Asset impairment, exit, implementation, acquisition and disposition-related costs	(1)	—
2022 Tobacco and health and certain other litigation items	(32)	(0.02)
2022 JUUL changes in fair value	(100)	(0.06)
2022 ABI-related special items	(1,980)	(1.10)
2022 Cronos-related special items	(5)	—
2022 Income tax items	42	0.02
Subtotal 2022 special items	(2,076)	(1.16)
Fewer shares outstanding	—	0.03
Change in tax rate	1	—
Operations	42	0.03
For the three months ended September 30, 2022	$224	$0.12

2022 Reported Net Earnings (Losses)	$224	$0.12
2021 Reported Net Earnings (Losses)	$(2,722)	$(1.48)
% Change	100%+	100%+

2022 Adjusted Net Earnings and Adjusted Diluted EPS	$2,300	$1.28
2021 Adjusted Net Earnings and Adjusted Diluted EPS	$2,257	$1.22
% Change	1.9%	4.9%
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
▪Operations: The increase of $42 million in operations (which excludes the impact of special items shown in the table above) was due primarily to higher OCI.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.
2022 Forecasted Results
We narrow our guidance for 2022 full-year adjusted diluted EPS to be in a range of $4.81 to $4.89, representing a growth rate of 4.5% to 6% over our 2021 full-year adjusted diluted EPS base of $4.61, as shown in the first table below. While the 2022 full-year adjusted diluted EPS guidance accounts for a range of scenarios, the external environment remains dynamic. We will continue to monitor conditions related to (i) the economy, including the impact of high inflation, rising interest rates and global supply chain disruptions, (ii) adult tobacco consumer dynamics, including disposable income, purchasing patterns and adoption of smoke-free products, and (iii) regulatory and legislative developments.
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

Reconciliation of 2021 Reported Diluted EPS to 2021 Adjusted Diluted EPS
2021 Reported diluted EPS	$1.34
NPM Adjustment Items	(0.03)
Asset impairment, exit, implementation, acquisition and disposition-related costs	0.05
Tobacco and health and certain other litigation items	0.07
ABI-related special items	2.66
Cronos-related special items	0.25
Loss on early extinguishment of debt	0.27
2021 Adjusted diluted EPS	$4.61
The following (income) expense items are excluded from our 2022 forecasted adjusted diluted EPS growth rate:

(Income) Expense Excluded from 2022 Forecasted Adjusted Diluted EPS
NPM Adjustment Items	$(0.02)
Tobacco and health and certain other litigation items	0.04
JUUL changes in fair value	0.76
ABI-related special items	1.12
Cronos-related special items	0.09
Tax items	(0.02)
$1.97
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
Non-GAAP Financial Measures
While we report our financial results in accordance with GAAP, our management reviews OCI, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate the performance of, and allocate resources to, our segments. Our management also reviews certain financial results, including OCI, OCI margins, net earnings (losses) attributable to Altria and diluted EPS, on an adjusted basis, which excludes certain income and expense items that our management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, asset impairment charges, acquisition-related and disposition-related costs, equity investment-related special items (including any changes in fair value of our equity investment recorded at fair value and any changes in the fair value of related warrants and preemptive rights), certain income tax items, charges associated with tobacco and health and certain other litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the MSA (such dispute resolutions are referred to as “NPM Adjustment Items”). Our management does not view any of these special items to be part of our underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results. Our management also reviews income tax rates on an adjusted basis. Our adjusted effective tax rate may exclude certain income tax items from our reported effective tax rate.

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
Discussion and Analysis
Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”); there have been no material changes to these critical accounting policies and estimates, except as noted below.
Critical Accounting Policies and Estimates
Investment in ABI
At September 30, 2022, our equity investment in ABI consisted of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. The fair value of our equity investment in ABI is based on: (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets for the Restricted Shares, and was classified in Level 2 of the fair value hierarchy. We can convert the Restricted Shares to ordinary shares at our discretion. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share.
At December 31, 2021, the fair value of our equity investment in ABI was $11.9 billion (carrying value of $11.1 billion), which exceeded its carrying value by $0.8 billion or approximately 7%. In May 2022, the fair value of our equity investment in ABI declined below its carrying value and has not recovered. Accounting guidance requires the evaluation of the following factors when determining if the decline in fair value is other than temporary: (i) the duration and magnitude of the fair value decline; (ii) the financial condition and near-term prospects of the investee; and (iii) the investor’s intent and ability to hold its equity investment until recovery. In preparing our financial statements for the period ended September 30, 2022, we evaluated the factors related to the fair value decline, including the macroeconomic and geopolitical factors that have significantly impacted certain foreign exchange rates and global equity markets. We concluded that the decline in fair value of our equity investment in ABI at September 30, 2022 was other than temporary. As a result, we recorded a non-cash, pre-tax impairment charge of $2.5 billion for the nine and three months ended September 30, 2022, which was recorded to (income) losses from investments in equity securities in our condensed consolidated statements of earnings (losses). This impairment charge reflects the difference between the fair value of our equity investment in ABI using ABI’s share price at September 30, 2022 and the carrying value of our equity investment in ABI at September 30, 2022, prior to recording the impairment charge. This conclusion was based on the following factors:
▪The adverse macroeconomic and geopolitical landscape has continued to impact global businesses, including ABI, and the global markets, and we expect this dynamic to continue in the near term. While ABI’s business performance has been resilient, its business has continued to be impacted by supply chain constraints across certain markets, foreign exchange rate fluctuations, inflation, commodity cost headwinds and the Russian invasion of Ukraine (as evidenced by ABI fully impairing its joint venture with exposure to Russia and Ukraine in the first quarter of 2022); and
▪Although the fair value of our investment in ABI was below its carrying value at June 30, 2022, we were optimistic about a near-term recovery given ABI’s second quarter of 2022 earnings report in which ABI’s volume and EBITDA performance in the first half of 2022 improved meaningfully versus the same period in 2021. However, during the third quarter of 2022, ABI’s share price further declined, despite its improved second quarter of 2022 results, due in part to the macroeconomic and geopolitical factors that have impacted the global equity markets discussed above. In addition, the fair value of our equity investment in ABI has been further negatively impacted by the continued decline in the Euro to U.S. dollar foreign exchange rate.
Although we recorded an impairment charge on our equity investment in ABI for the nine and three months ended September 30, 2022, we continue to believe that ABI’s share price performance is not reflective of its underlying long-term equity value and that ABI’s share price will recover. However, we believe that it will take longer than previously expected as the macroeconomic and geopolitical factors discussed above may continue to impact foreign exchange rates and ABI’s financial results and share price performance in the near term.

During October 2022, ABI’s share price continued to fluctuate and at October 24, 2022, there has not been a meaningful recovery in value from the most recent balance sheet until the date of this filing. We will continue to monitor our equity investment in ABI, including the impact of the macroeconomic and geopolitical factors and subsequent recovery on ABI’s business and market valuation.
Investment in JUUL
At September 30, 2022, the estimated fair value of our investment in JUUL was $350 million, as compared with $450 million at June 30, 2022 and $1.7 billion at December 31, 2021.
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
The decrease in the estimated fair value of our investment in JUUL for the nine months ended September 30, 2022 was primarily driven by (i) a decrease in the likelihood of a favorable outcome from the FDA for JUUL’s products that are currently marketed in the United States, which have received MDOs and are now under additional administrative review, (ii) a decrease in the likelihood of JUUL maintaining adequate liquidity to fund projected cash needs, which could result in JUUL seeking protection under bankruptcy or other insolvency laws, (iii) projections of higher operating expenses resulting in lower long-term operating margins and (iv) an increase in the discount rate due to changes in market factors, partially offset by the effect of passage of time on the projected cash flows.
The decrease in the estimated fair value of our investment in JUUL for the three months ended September 30, 2022 was primarily driven by an increase in the discount rate due to changes in market factors, partially offset by the effect of passage of time on the projected cash flows.
We use an income approach to estimate the fair value of our investment in JUUL. The income approach reflects the discounting of future cash flows for the United States and international markets at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing future cash flows.
In determining the fair value of our investment in JUUL, we made certain judgments, estimates and assumptions, the most significant of which were likelihood of certain potential regulatory and liquidity outcomes, sales volume, operating margins, discount rates and perpetual growth rates. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy. Additionally, in determining these significant assumptions, we made judgments regarding the: (i) likelihood of certain potential regulatory actions impacting the e-vapor category and specifically whether the FDA will ultimately authorize JUUL’s products, which have received MDOs and are now under additional administrative review; (ii) likelihood of JUUL maintaining adequate liquidity to fund projected cash needs, the absence of which could result in JUUL seeking protection under bankruptcy or other insolvency laws; (iii) risk created by the number and types of legal cases pending against JUUL; (iv) expectations for the future state of the e-vapor category, including competitive dynamics; and (v) timing of international expansion plans. Due to these uncertainties, our future cash flow projections of JUUL are based on a range of scenarios that consider certain potential regulatory, liquidity and market outcomes.
Although our discounted cash flow analyses were based on assumptions that our management considered reasonable and were based on the best available information at the time that the analyses were developed, there is significant judgment used in determining future cash flows. If the following factors, in isolation, significantly deviate from current expectations, we believe that they have the potential to materially impact our significant assumptions of the likelihood of certain potential regulatory and liquidity outcomes, sales volume, operating margins, discount rates and perpetual growth rates, and thus potentially materially increase our valuation of our investment in JUUL:
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
While our management believes that the recorded value of our investment in JUUL at September 30, 2022 represents our best estimate of the fair value of the investment, JUUL’s actual performance in the short term or long term could be significantly different from forecasted performance due to changes in the factors noted above. Additionally, the value of our investment in JUUL could be significantly impacted by changes in the discount rate, which could be caused by numerous factors, including changes in market inputs, as well as risks specific to JUUL, including the outcome of the FDA’s additional review of the JUUL

PMTAs that have received MDOs and favorable or unfavorable developments related to JUUL’s liquidity and litigation environment.
For further discussion of our investments in ABI and JUUL, see Note 3. Investments in Equity Securities to our condensed consolidated financial statements in Item 1 (“Note 3”).
Depreciation, Amortization, Impairment Testing and Asset Valuation
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment and more frequently if an event occurs or circumstances change that would require an interim review. When performing a quantitative assessment of our reporting units and indefinite-lived intangible assets, we use an income approach to estimate fair values. The income approach reflects the discounting of expected future cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. This calculation may be affected by several factors, including, among others, general economic conditions, U.S. risk-free interest rates, category growth rates and consumer preferences.
We continue to monitor the evolving macroeconomic and geopolitical landscape. Rising interest rates could impact the discount rates used in our estimates of fair value for our goodwill and indefinite-lived intangible assets. Additionally, Skoal’s performance has been negatively impacted due in part to the rising interest rates and other adverse macroeconomic and geopolitical factors that could continue to impact our tobacco businesses by negatively impacting adult tobacco consumers’ disposable income and future purchasing behavior.
We believe continued impacts of these factors could have a material adverse effect on the significant assumptions used in performing our valuations, including volume, operating margins, income and discount rates. Such adverse effects could result in a material non-cash impairment of our Skoal trademark, which could have a material adverse effect on our consolidated financial position or earnings.

Consolidated Operating Results

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net Revenues:
Smokeable products	$17,020	$17,275	$5,882	$5,975
Oral tobacco products	1,948	1,945	670	626
Wine	—	494	—	177
All other	17	44	(2)	8
Net revenues	$18,985	$19,758	$6,550	$6,786
Excise Taxes on Products:
Smokeable products	$3,289	$3,620	$1,108	$1,218
Oral tobacco products	91	98	30	32
Wine	—	14	—	5
All other	—	1	—	—
Excise taxes on products	$3,380	$3,733	$1,138	$1,255
Operating Income:
OCI:
Smokeable products	$8,112	$7,901	$2,791	$2,753
Oral tobacco products	1,262	1,269	425	405
Wine	—	21	—	(24)
All other	(27)	(56)	(7)	(30)
Amortization of intangibles	(54)	(53)	(19)	(18)
General corporate expenses	(192)	(255)	(78)	(135)
Operating income	$9,101	$8,827	$3,112	$2,951
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

The following table provides a reconciliation of adjusted net earnings attributable to Altria and adjusted diluted EPS attributable to Altria for the nine months ended September 30:

(in millions of dollars, except per share data)	Earnings (Losses) before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings (Losses)	Net Earnings (Losses) Attributable to Altria	Diluted EPS
2022 Reported	$4,685	$1,611	$3,074	$3,074	$1.69
NPM Adjustment Items	(60)	(15)	(45)	(45)	(0.02)
Asset impairment, exit, implementation, acquisition and disposition-related costs	10	2	8	8	—
Tobacco and health and certain other litigation items	101	25	76	76	0.04
JUUL changes in fair value	1,355	—	1,355	1,355	0.76
ABI-related special items	2,560	538	2,022	2,022	1.12
Cronos-related special items	180	8	172	172	0.09
Income tax items	—	33	(33)	(33)	(0.02)
2022 Adjusted for Special Items	$8,831	$2,202	$6,629	$6,629	$3.66

2021 Reported	$1,544	$693	$851	$851	$0.46
NPM Adjustment Items	(76)	(19)	(57)	(57)	(0.03)
Asset impairment, exit, implementation, acquisition and disposition-related costs	117	22	95	95	0.05
Tobacco and health and certain other litigation items	148	35	113	113	0.06
ABI-related special items	6,111	1,283	4,828	4,828	2.60
Cronos-related special items	200	(5)	205	205	0.11
Loss on early extinguishment of debt	649	153	496	496	0.27
Income tax items	—	5	(5)	(5)	—
2021 Adjusted for Special Items	$8,693	$2,167	$6,526	$6,526	$3.52

The following table provides a reconciliation of adjusted net earnings attributable to Altria and adjusted diluted EPS attributable to Altria for the three months ended September 30:

(in millions of dollars, except per share data)	Earnings (Losses) before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings (Losses)	Net Earnings (Losses) Attributable to Altria	Diluted EPS
2022 Reported	$407	$183	$224	$224	$0.12
Asset impairment, exit, implementation, acquisition and disposition-related costs	1	—	1	1	—
Tobacco and health and certain other litigation items	43	11	32	32	0.02
JUUL changes in fair value	100	—	100	100	0.06
ABI-related special items	2,507	527	1,980	1,980	1.10
Cronos-related special items	5	—	5	5	—
Income tax items	—	42	(42)	(42)	(0.02)
2022 Adjusted for Special Items	$3,063	$763	$2,300	$2,300	$1.28

2021 Reported	$(3,302)	$(582)	$(2,720)	$(2,722)	$(1.48)
NPM Adjustment Items	(44)	(11)	(33)	(33)	(0.02)
Asset impairment, exit, implementation, acquisition and disposition-related costs	61	9	52	52	0.03
Tobacco and health and certain other litigation items	105	25	80	80	0.04
JUUL changes in fair value	(100)	—	(100)	(100)	(0.05)
ABI-related special items	6,200	1,301	4,899	4,899	2.65
Cronos-related special items	89	—	89	89	0.05
Income tax items	—	8	(8)	(8)	—
2021 Adjusted for Special Items	$3,009	$750	$2,259	$2,257	$1.22
The following special items affected the comparability of statements of earnings (losses) amounts for the nine and three months ended September 30, 2022 and 2021:
▪NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation in Note 11. Contingencies to our condensed consolidated financial statements in Item 1 (“Note 11”) and NPM Adjustment Items in Note 8, respectively.
▪Asset Impairment, Exit, Implementation, Acquisition and Disposition-Related Costs: For a discussion of acquisition and disposition-related costs in our oral tobacco products segment and former wine segment, respectively, for the nine and three months ended September 30, 2021, see Note 8.
▪Tobacco and Health and Certain Other Litigation Items: For a discussion of tobacco and health and certain other litigation items and a breakdown of these costs by segment, see Note 11 and Tobacco and Health and Certain Other Litigation Items in Note 8, respectively.
▪JUUL Changes in Fair Value: We recorded non-cash, pre-tax unrealized (income) losses from investments in equity securities in our condensed consolidated statements of earnings (losses) as a result of changes in the estimated fair value of our investment in JUUL consisting of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2022	2021	2022	2021
(Income) losses from investments in equity securities	$1,355	$—	$100	$(100)
We recorded corresponding adjustments to the JUUL tax valuation allowance in 2022 and 2021.
For further discussion, see Note 3 and Note 10. Income Taxes to our condensed consolidated financial statements in Item 1 (“Note 10”).

▪ABI-Related Special Items: We recorded net pre-tax losses of $2,560 million and $2,507 million from our equity investment in ABI for the nine and three months ended September 30, 2022, respectively, substantially all of which related to an impairment of our equity investment in ABI. For further discussion, see Note 3.
We recorded net pre-tax losses of $6,111 million and $6,200 million from our equity investment in ABI for the nine and three months ended September 30, 2021, respectively, substantially all of which related to an impairment of our equity investment in ABI. For further discussion, see Note 3.
These amounts include our respective share of the amounts recorded by ABI and additional adjustments related to (i) conversion from international financial reporting standards to GAAP and (ii) adjustments to our investment required under the equity method of accounting.
▪Cronos-Related Special Items: We recorded net pre-tax (income) expense consisting of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2022	2021	2022	2021
(Gain) loss on Cronos-related financial instruments (1)	$14	$128	$—	$135
(Income) losses from investments in equity securities (2)	166	72	5	(46)
Total Cronos-related special items - (income) expense	$180	$200	$5	$89
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
For further discussion, see Note 3 and Note 10.
▪Loss on Early Extinguishment of Debt: We recorded pre-tax losses of $649 million for the nine months ended September 30, 2021, as a result of the completion of debt tender offers and redemption for certain of our long-term senior unsecured notes as discussed in Note 9. Debt to our condensed consolidated financial statements in Item 1 (“Note 9”).
▪Income Tax Items: Income tax items for the nine and three months ended September 30, 2022 included net tax benefits of $33 million and $42 million, respectively, due primarily to tax benefits associated with the release of a valuation allowance related to our Cronos warrant, partially offset by tax expense for tax reserves related to the disallowance of certain state tax credits.
Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Net revenues, which include excise taxes billed to customers, decreased $733 million (3.9%), due primarily to the sale of our wine business in October 2021 and lower net revenues in the smokeable products segment.
Cost of sales decreased $479 million (9.0%), due primarily to lower shipment volume in our smokeable products segment and the sale of our wine business, partially offset by higher manufacturing costs and higher per unit settlement charges.
Excise taxes on products decreased $353 million (9.5%), due primarily to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs decreased $215 million (11.6%), due primarily to the sale of our wine business (including lower disposition-related costs), lower general corporate expenses and lower spending associated with IQOS and Marlboro HeatSticks, partially offset by higher costs in our smokeable products segment.
Operating income increased $274 million (3.1%), due primarily to higher operating results in our smokeable products segment and lower general corporate expenses.
Interest and other debt expense, net decreased $37 million (4.3%), due primarily to lower interest costs as a result of debt maturities and refinancing activities in 2021 and lower interest costs on our Euro denominated debt resulting from the strengthening of the U.S. dollar versus the Euro, partially offset by NPM Adjustment Items in 2021.
(Income) losses from investments in equity securities, which were favorable $2,082 million (36.0%), were positively impacted by favorable special items from our investment in ABI (primarily due to a lower non-cash impairment of ABI), partially offset by non-cash, unrealized losses resulting from the changes in the estimated fair value of our investment in JUUL in 2022.
Provision (benefit) for income taxes increased $918 million (100%+). For further discussion, see Note 10.

Reported net earnings (losses) attributable to Altria of $3,074 million increased $2,223 million (100%+), due primarily to lower losses from investments in equity securities, the loss on early extinguishment of debt in 2021, higher operating income and lower losses on Cronos-related financial instruments. Reported basic and diluted EPS attributable to Altria of $1.69 each increased by 100%+ due to higher reported net earnings (losses) attributable to Altria and fewer shares outstanding.
Adjusted net earnings attributable to Altria of $6,629 million increased $103 million (1.6%), due primarily to higher OCI, lower interest and other debt expense, net, partially offset by lower income from our investments in equity securities. Adjusted diluted EPS attributable to Altria of $3.66 increased by 4.0%, due to fewer shares outstanding and higher adjusted net earnings attributable to Altria.
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Net revenues, which include excise taxes billed to customers, decreased $236 million (3.5%), due primarily to the sale of our wine business in October 2021 and lower net revenues in the smokeable products segment, partially offset by higher net revenues in the oral tobacco products segment.
Cost of sales decreased $143 million (7.7%), due primarily to lower shipment volume in our smokeable products segment and the sale of our wine business, partially offset by higher manufacturing costs and NPM Adjustment Items in 2021.
Excise taxes on products decreased $117 million (9.3%), due primarily to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs decreased $137 million (19.0%), due primarily to the sale of our wine business (including disposition-related costs in 2021), lower general corporate expenses and lower spending associated with IQOS and Marlboro HeatSticks, partially offset by higher costs in our smokeable products segment.
Operating income increased $161 million (5.5%), due primarily to higher operating results in our smokeable products and oral tobacco segments, lower general corporate expenses, lower spending associated with IQOS and Marlboro HeatSticks and the sale of our wine business.
(Income) losses from investments in equity securities, which were favorable $3,437 million (58.1%), were positively impacted by favorable special items from our investment in ABI (primarily due to a lower non-cash impairment of ABI).
Provision (benefit) for income taxes increased by $765 million (100%+). For further discussion, see Note 10.
Reported net earnings (losses) attributable to Altria of $224 million were favorable $2,946 million (100%+), due primarily to lower losses from investments in equity securities, higher operating income and loss on Cronos-related instruments in 2021. Reported basic and diluted EPS attributable to Altria of $0.12, each increased by 100%+ due to higher reported net earnings (losses) attributable to Altria and fewer shares outstanding.
Adjusted net earnings attributable to Altria of $2,300 million increased $43 million (1.9%) due primarily to higher OCI. Adjusted diluted EPS attributable to Altria of $1.28 increased by 4.9%, due to higher adjusted net earnings attributable to Altria and fewer shares outstanding.

Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect our business and our consolidated results of operations, cash flows or financial position or our ability to achieve our Vision. These challenges, some of which are discussed in more detail in Note 11, in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (“Second Quarter Form 10-Q”) and in Part II, Item 1A. Risk Factors in this Form 10-Q, include:
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
Over the past two years, the legislative and regulatory activities discussed below negatively impacted growth in the e-vapor category. Despite the challenges these activities have created and continue to create in the marketplace, the e-vapor category experienced moderate growth in 2021 and remained competitive in the first half of 2022. In the third quarter of 2022, e-vapor industry volumes flattened sequentially and declined by 4% versus the same period in 2021 as a result of FDA regulatory actions with respect to JUUL, which are discussed below.
Oral nicotine pouch retail share of the total oral tobacco category grew significantly over the prior year from 14.5% for the nine months ended September 30, 2021 to 21.0% for the nine months ended September 30, 2022. The oral nicotine pouch category continues to be increasingly competitive. In addition, oral nicotine pouch growth has primarily sourced from cigarette and smokeless tobacco consumers.
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
For the nine months ended September 30, 2022, we estimate that, when adjusted for trade inventory movements and other factors, domestic cigarette industry volume declined by 7.5%. We expect 2022 cigarette industry volume trends to continue to be most influenced by (i) disposable income, purchasing patterns and adoption of smoke-free products, (ii) macroeconomic conditions (including continuing high inflation and gasoline prices, partially offset by low unemployment and wage inflation), (iii) cross-category movement, (iv) the potential impact of COVID-19 variants and (v) regulatory and legislative (including excise tax) developments.
Macroeconomic conditions (including a high inflationary environment) can also impact adult tobacco consumer purchasing behavior. For example, economic downturns have coincided with adult tobacco consumers modifying purchase behavior at retail, potentially reducing the amount of their regular brand purchases or selecting discount products and other lower priced tobacco brands. Beginning in January 2022, the Omicron variant of COVID-19 impacted consumer purchasing behavior, resulting in a short-term decrease in retail trips and tobacco sales volume. In addition, gas prices increased due in part to the Russian invasion of Ukraine. Increases in inflation as a result of macroeconomic and geopolitical conditions put pressure on discretionary income as the Consumer Price Index reached a 40 year high in June 2022 and remained above 8% through the end of the third quarter. Throughout the first nine months of 2022, these economic headwinds were partially offset by positive wage inflation, increases in federal tax refund payments and low unemployment in comparison to the nine months ended September 30, 2021. We believe that adult tobacco consumers adapted their purchasing patterns across a variety of goods and services to compensate for the pressures on disposable income. We expect potential fluctuations in discount product share for cigarettes and MST products as price sensitive adult tobacco consumers react to their economic conditions. However, if macroeconomic conditions or other factors cause greater than expected discount share growth or a reduction in purchases at retail, such factors could have a material adverse effect on our business and our consolidated results of operations, cash flows or financial position, including an adverse effect on the carrying value of our assets such as our tobacco product trademarks.
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
▪FDA’s Comprehensive Plan for Tobacco and Nicotine Regulation: In July 2017, the FDA announced a “Comprehensive Plan for Tobacco and Nicotine Regulation” (“Comprehensive Plan”) designed to strike a balance between regulation and encouraging the development of innovative tobacco products that may be less risky than cigarettes. Since then, the FDA has issued additional information about its Comprehensive Plan in response to concerns associated with the rise in the use of e-vapor products by youth and the potential youth appeal of flavored tobacco products (see FDA Regulatory Actions - Underage Access and Use of Certain Tobacco Products below). As part of the Comprehensive Plan, the FDA:
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
▪Pre-Market Review Pathways for Tobacco Products and Market Authorization Enforcement: The FSPTCA permits the sale of tobacco products on the market as of February 15, 2007 and not subsequently modified (“Pre-existing Tobacco Products”) and new or modified products authorized through the PMTA, Substantial Equivalence (“SE”) or SE Exemption pathways. Subsequent FDA rules also provide a Supplemental PMTA pathway designed to increase the efficiency of submission and review for modified versions of previously authorized products.
The FDA pre-market authorization enforcement policy varies based on product type and date of availability in the market, specifically:
▪Pre-existing Tobacco Products are exempt from the pre-market authorization requirement;
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
▪tobacco products that were first regulated by the FDA in 2016, including cigars, e-vapor products and oral nicotine pouches that are not Pre-existing Tobacco Products, are generally products for which either an SE report or PMTA needed to be filed by September 9, 2020; and
▪tobacco products containing nicotine from any source other than tobacco (e.g., synthetic nicotine) that were on the market between March 15, 2022 and April 14, 2022 and are not Pre-existing Tobacco Products are generally products for which a manufacturer must have filed a PMTA by May 14, 2022. A manufacturer was permitted to keep such a product on the market until July 13, 2022 provided that a PMTA was filed by May 14, 2022. Thereafter, unless the FDA granted the product a marketing order, the product is unlawful and subject to possible FDA enforcement.
Modifications to currently marketed products, including modifications that result from, for example, changes to the quantity of tobacco product(s) in a package, a manufacturer being unable to acquire ingredients or a supplier being unable to maintain the consistency required in ingredients, could trigger the FDA’s pre-market review processes. Through these processes, a manufacturer could receive (i) a “not substantially equivalent” determination, (ii) a denial of a PMTA or (iii) a marketing order withdrawal by the FDA on one or more products, which would require the removal of the product or products from the market. In addition, new scientific data continues to be developed relating to innovative tobacco products, which could impact FDA’s determination as to whether a product is, or continues to be, appropriate for the protection of public health and could, therefore, result in the removal of one or more products from the market. Any such actions affecting our products could have a material adverse impact on our business and our consolidated results of operations, cash flows or financial position.
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
While we believe PM USA’s and USSTC’s current Provisional Products meet the statutory requirements of the FSPTCA, we cannot predict how the FDA will ultimately apply law, regulation and guidance to their various SE reports. Should PM USA or USSTC receive unfavorable determinations on any SE reports currently pending with the FDA, we believe PM USA and USSTC can replace the vast majority of these product volumes with other FDA authorized products or with Pre-existing Tobacco Products.
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
Products Regulated in 2016: Manufacturers of products first regulated by the FDA in 2016, including cigars, oral nicotine pouches and e-vapor products, that were on the market as of August 8, 2016 and not subsequently modified must have filed an SE report or PMTA by the filing deadline of September 9, 2020 in order for their products to remain on the market. These products can remain on the market during FDA review through court-allowed, case-by-case discretion, so long as the report or application was timely filed with the FDA. Due to the large number of applications received by September 9, 2020, the FDA did not complete its review of all submitted applications by September 9, 2021. In September 2022, the FDA represented that it had resolved more than 99% of the timely applications it had received, with the vast majority resulting in a denial. A number of the denials are subject to litigation challenges initiated by the affected manufacturers. For those products still under FDA review, it is uncertain when and for how long the FDA may permit continued marketing and sale of those products pursuant to its case-by-case discretion. For products (new or modified) not on the market as of August 8, 2016, manufacturers must file an SE report or PMTA and receive FDA authorization prior to marketing and selling the product.
Helix submitted PMTAs for on! oral nicotine pouches in May 2020. As of October 24, 2022, the FDA has not issued marketing order decisions for any on! products. JUUL submitted PMTAs for its e-vapor device and the related tobacco and menthol flavors in July 2020. In June 2022, the FDA issued MDOs to JUUL for all of JUUL’s products currently marketed in the United States. These MDOs are currently stayed. See FDA Regulatory Actions - Electronic Nicotine Delivery System Products below for further discussion. In addition, as of October 24, 2022, Middleton has received market orders or exemptions that cover over 99% of its cigar product volume.
In December 2013, we entered into a series of agreements with PMI, including an agreement that grants us an exclusive right to commercialize certain of PMI’s heated tobacco products in the United States, subject to FDA authorization of the applicable products. PMI submitted a PMTA and a modified risk tobacco product (“MRTP”) application with the FDA for its electronically heated tobacco products comprising the IQOS Tobacco Heating System. The IQOS devices heat, but do not burn tobacco. In April 2019, the FDA authorized the PMTA for the IQOS Tobacco Heating System and in July 2020, the FDA authorized the marketing of this system as an MRTP with a reduced exposure claim. In December 2020, the FDA authorized the PMTA for IQOS 3, an updated version of the IQOS devices, and in March 2022 authorized the marketing of the IQOS 3 device as an MRTP with the same reduced exposure claim.
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
Effect of Adverse FDA Determinations: FDA review time frames have varied. It is therefore difficult to predict the duration of FDA reviews of SE reports or PMTAs. An unfavorable determination on an application, the withdrawal by the FDA of a prior marketing order or other changes in FDA regulatory requirements could result in the removal of products from the market. These manufacturers would have the option of marketing their products that have received FDA pre-market authorization or Pre-existing Tobacco Products. A “not substantially equivalent” determination, a denial of a PMTA or a marketing order withdrawal by the FDA on one or more products (which would require the removal of the product or products from the market) could have a material adverse impact on our business and our consolidated results of operations, cash flows or financial position. Also, adverse FDA determinations on innovative tobacco products could impede our ability to achieve our Vision.
▪FDA Regulatory Actions
▪Graphic Warnings: In March 2020, the FDA issued a final rule requiring 11 textual warnings accompanied by color graphics depicting certain negative health consequences of smoking on cigarette packaging and advertising. The final rule is currently set to become effective on October 6, 2023. PM USA and other cigarette manufacturers have filed lawsuits challenging the final rule on substantive and procedural grounds.
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
▪Electronic Nicotine Delivery System Products: In June 2022, the FDA issued MDOs to JUUL ordering all of JUUL’s products currently marketed in the United States off the market. JUUL filed a petition for review of the MDOs with the U.S. Court of Appeals for the D.C. Circuit. JUUL subsequently moved the D.C. Circuit for a temporary administrative stay of the MDOs, which the court granted to provide sufficient opportunity for the court to consider JUUL’s emergency motion for a stay pending the court’s consideration of JUUL’s challenge to the MDOs. In July 2022, the FDA administratively stayed the MDOs on a temporary basis, citing its determination that there are scientific issues unique to the JUUL PMTAs that warrant additional review. This administrative stay temporarily suspends the MDOs, and JUUL’s products currently remain on the market. The proceedings in the U.S. Court of Appeals for the D.C. Circuit are being held in abeyance pending completion of the FDA’s additional review, and JUUL has withdrawn its motion for an emergency stay with respect to the MDOs, without prejudice to refiling at a later date. In light of these developments, the D.C. Circuit dissolved the administrative stay it had previously granted and directed the parties to file motions to govern further proceedings within 14 days of FDA’s completion of its additional review process.
▪As of October 24, 2022, many manufacturers of flavored e-vapor products received MDOs for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefit of their products to adult smokers overcomes the risk that their products pose to youth. The FDA has communicated in these MDOs that vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of

Public Health” standard and that successful applications require strong, product-specific evidence. A number of these manufacturers are appealing the MDOs for their products.
▪Potential Product Standards
▪Nicotine in Cigarettes and Other Combustible Tobacco Products: In March 2018, the FDA issued an ANPRM seeking comments on the potential public health benefits and any possible adverse effects of lowering nicotine in combustible cigarettes to non-addictive or minimally addictive levels. Among other issues, the FDA sought comments on (i) whether smokers would compensate by smoking more cigarettes to obtain the same level of nicotine as with their current product and (ii) whether the proposed rule would create an illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. The FDA also sought comments on whether a nicotine product standard should apply to other combustible tobacco products, including cigars. In June 2022, the Biden Administration published its Spring 2022 Unified Regulatory Agenda, which includes the FDA’s plans to propose, by May 2023, a product standard that would establish a maximum nicotine level in cigarettes and other combustible tobacco products. Any proposed product standard would proceed through the rulemaking process, which we believe will take multiple years to complete.
▪Flavors in Tobacco Products: In April 2022, the FDA issued two proposed product standards: (i) banning menthol in cigarettes and (ii) banning all characterizing flavors (including menthol) in cigars. We submitted comments during the notice-and-comment period and plan to continue engaging with the FDA through the rulemaking process, which we believe will take multiple years to complete. The FDA could propose an additional product standard for flavors in innovative tobacco products, including e-vapor products and oral nicotine products.
▪N-nitrosonornicotine (“NNN”) in Smokeless Tobacco: In January 2017, the FDA proposed a product standard for NNN levels in finished smokeless tobacco products.
If any one or more of the foregoing potential product standards were to become final and was appealed and upheld in the courts, it could have a material adverse effect on our business and our consolidated results of operations, cash flows or financial position, including an adverse effect on the carrying value of our assets such as our cigar trademarks.
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
The FSPTCA imposes user fees on cigarette, cigarette tobacco, smokeless tobacco, cigar and pipe tobacco manufacturers and importers to pay for the cost of regulation and other matters. The FSPTCA does not impose user fees on e-vapor or oral nicotine pouch manufacturers. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA user fees and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the FSPTCA and FDA regulations. Payments for user fees are adjusted for several factors, including market share and industry volume. See Liquidity and Capital Resources - Payments Under State Settlement Agreements and FDA Regulation below for a discussion of our FDA user fee payments. In addition, compliance with the FSPTCA’s regulatory requirements has resulted, and will continue to result, in additional costs. The amount of additional compliance and related costs has not been material in any given quarter or year-to-date period but could become material, either individually or in the aggregate. The failure to comply with FDA regulatory requirements, even inadvertently, and FDA enforcement actions also could have a material adverse effect on our business and our consolidated results of operations, cash flows or financial position.

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
During 2021, the U.S. Congress considered legislation that would have significantly increased the federal excise tax for all tobacco products and created a new tax for e-vapor products and other products containing nicotine that are not currently subject to a tobacco federal excise tax (“novel tobacco products”). The U.S. House of Representatives removed the proposal to increase the federal excise tax on tobacco products currently subject to the tax from the legislation it was considering, but retained the proposed nicotine tax for novel tobacco products. The U.S. Senate debated the legislation and removed the nicotine tax for novel tobacco products; however, as of October 24, 2022, the legislation is still pending before the Senate and could be subject to further tax related amendments.
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and October 24, 2022, the weighted-average state cigarette excise tax increased from $0.36 to $1.89 per pack. As of October 24, 2022, no state has enacted new legislation increasing cigarette excise taxes in 2022, but various increases are under consideration or have been proposed.
A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. We support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of October 24, 2022, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST.
An increasing number of states and localities also are imposing excise taxes on e-vapor and oral nicotine pouches. As of October 24, 2022, 30 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 11 states and the District of Columbia have enacted legislation to tax oral nicotine pouches.
Tax increases are expected to continue to have an adverse impact on sales of our products through lower consumption levels and the potential shift in adult tobacco consumer purchases from premium to non-premium or discount cigarettes, to lower taxed tobacco products or to counterfeit and contraband products. Lower sales volume and reported share performance of our products could have a material adverse effect on our consolidated financial position or earnings. In addition, substantial excise tax increases on e-vapor and oral nicotine products, may negatively impact adult smokers’ transition to these products, which could adversely affect our ability to achieve our Vision.
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of October 24, 2022, 181 countries, as well as the European Union, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
State Settlement Agreements
As discussed in Note 11, during 1997 and 1998, PM USA and other major domestic cigarette manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. Increases in inflation can increase our financial liability under the State Settlement Agreements. The State Settlement Agreements’ inflation calculations require us to apply the higher of 3% or the U.S. Bureau of Labor Statistics’ Consumer Price Index for All Urban Consumers (“CPI-U”) percentage rate as published in January of each year. As of December 2021, the inflation calculation was approximately 7% based on the latest CPI-U data; however, the increase in the annual payments did not have a material impact on our financial position. We believe that inflation will continue at increased levels through the remainder of 2022, but do not expect the corresponding increase in annual payments to result in a material financial impact. However, we will continue to monitor the impact of increased inflation on the macroeconomic environment and our businesses.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings and (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of October 24, 2022, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, Utah, New York and Illinois) and the District of Columbia have passed such legislation. Some of these states, such as New York, Utah and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway.
The legislation in California bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen. Following enactment of the flavor ban in August 2020, several registered California voters filed a referendum against the legislation. In January 2021 the requisite number of registered California voters signed a petition to place the question of whether the legislation should be affirmed or overturned on the next statewide general election ballot, which we expect to occur in November 2022. As a result, the implementation of the legislation is delayed until after a vote on the referendum occurs.
Massachusetts passed legislation capping the amount of nicotine in e-vapor products. Similar legislation is pending in two other states.
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
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: After a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, in December 2019, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of October 24, 2022, 41 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on our sales volume, as discussed above under Underage Access and Use of Certain Tobacco Products, we support raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, reflecting our longstanding commitment to combat underage tobacco use.
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
It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented (and, if challenged, upheld) relating to the manufacturing, design, packaging, marketing, advertising, sale or use of tobacco products, or the tobacco industry generally. Any such legislation, regulation or other governmental action could have a material adverse impact on our business and our consolidated results of operations, cash flows or financial position.
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
Additionally, JUUL is currently under investigation by various federal and state agencies, including the SEC, the FDA and the FTC, and state attorneys general. Such investigations vary in scope but at least some include JUUL’s marketing practices, particularly as such practices relate to youth, and we may be asked in the context of those investigations to provide information concerning our investment in JUUL or relating to our marketing of Nu Mark LLC e-vapor products.
In September 2022, JUUL agreed to settle an investigation by 33 states and Puerto Rico regarding its marketing practices. In the settlement, JUUL agreed to pay approximately $440 million to the states over a period of six to 10 years and refrain from certain marketing practices. As of October 24, 2022, one state has opted out of the multistate settlement in objection to certain conditions. We remain a party to lawsuits initiated by the attorneys general of Alaska, Hawaii, Minnesota and New Mexico. JUUL is also named in other attorneys general lawsuits in which we currently are not named.
Private Sector Activity on Tobacco Products
A number of retailers, including national chains, have discontinued the sale of all tobacco products, and others have discontinued the sale of e-vapor products. Reasons for the discontinuation include change in corporate policy and, with respect to e-vapor products, reported illnesses and the uncertain regulatory environment. It is possible that if this private sector activity becomes more widespread it could have a material adverse effect on our business and our consolidated results of operations, cash flows or financial position.
Illicit Trade in Tobacco Products
Illicit trade in tobacco products can have an adverse impact on our business. Illicit trade can take many forms, including the sale of counterfeit tobacco products; the sale of tobacco products in the United States that are intended for sale outside the country; the sale of untaxed tobacco products over the Internet and by other means designed to avoid the collection of applicable taxes; and diversion into one taxing jurisdiction of tobacco products intended for sale in another. Counterfeit tobacco products, for example, are manufactured by unknown third parties in unregulated environments. Counterfeit versions of our products can negatively affect adult tobacco consumer experiences with and opinions of those brands. Illicit trade in tobacco products also harms law-abiding wholesalers and retailers by depriving them of lawful sales and undermines the significant investment we have made in legitimate distribution channels. Moreover, illicit trade in tobacco products results in federal, state and local governments losing tax revenues. Losses in tax revenues can cause such governments to take various actions, including increasing excise taxes, imposing legislative or regulatory requirements, or asserting claims against manufacturers of tobacco products or members of the trade channels through which such tobacco products are distributed and sold, each of which may have a material adverse effect on our business and our consolidated results of operations, cash flows or financial position.
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
Current macroeconomic conditions and geopolitical instability (including historically high inflation, high gas prices, labor shortages, the continued impact of the COVID-19 pandemic and the Russian invasion of Ukraine) are causing worldwide disruptions and delays to supply chains and commercial markets, which limit access to, and increase the cost of, raw materials, ingredients and component parts (for example, tobacco leaf and resins and aluminum used in our packaging). We are implementing various strategies to help secure sufficient supplies of raw materials, ingredients and component parts for production.
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
We work to mitigate these risks by maintaining inventory levels of certain tobacco varieties that cover several years, purchasing raw materials, ingredients and component parts from disperse geographic regions throughout the world and entering into long-term contracts with some of our tobacco growers and direct material suppliers. To date, the impact on us of changes in the price, availability and quality of tobacco, other raw materials, ingredients and component parts has not been material. However, the effects of the current macroeconomic and geopolitical conditions on prices, availability and quality of such items may continue, which could have a material adverse effect on our business and our consolidated results of operations, cash flows or financial position.
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

Operating Results
Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our smokeable products segment:

	Operating Results
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Net revenues	$17,020	$17,275	(1.5)%	$5,882	$5,975	(1.6)%
Excise taxes	(3,289)	(3,620)		(1,108)	(1,218)
Revenues net of excise taxes	$13,731	$13,655		$4,774	$4,757

Reported OCI	$8,112	$7,901	2.7%	$2,791	$2,753	1.4%
NPM Adjustment Items	(60)	(53)		—	(21)
Tobacco and health and certain other litigation items	71	72		21	29
Adjusted OCI	$8,123	$7,920	2.6%	$2,812	$2,761	1.8%

Reported OCI margins (1)	59.1%	57.9%	1.2 pp	58.5%	57.9%	0.6 pp
Adjusted OCI margins (1)	59.2%	58.0%	1.2 pp	58.9%	58.0%	0.9 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Net revenues, which include excise taxes billed to customers, decreased $255 million (1.5%), due primarily to lower shipment volume ($1,745 million), partially offset by higher pricing ($1,461 million), which includes lower promotional investments.
Reported and adjusted OCI increased $211 million (2.7%) and $203 million (2.6%), respectively, due primarily to higher pricing ($1,472 million), which includes lower promotional investments, partially offset by lower shipment volume ($1,068 million), higher costs ($150 million) and higher per unit settlement charges.
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Net revenues, which include excise taxes billed to customers, decreased $93 million (1.6%), due primarily to lower shipment volume ($584 million), partially offset by higher pricing ($480 million), which includes higher promotional investments.
Reported OCI increased $38 million (1.4%), due primarily to higher pricing ($491 million), which includes higher promotional investments, partially offset by lower shipment volume ($362 million), higher costs ($78 million) and NPM Adjustment Items in 2021 ($21 million).
Adjusted OCI increased $51 million (1.8%), due primarily to higher pricing, which includes higher promotional investments, partially offset by lower shipment volume and higher costs.

Shipment Volume and Retail Share Results
The following table summarizes our smokeable products segment’s shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(sticks in millions)	2022	2021	Change	2022	2021	Change
Cigarettes:
Marlboro	57,809	63,122	(8.4)%	19,484	21,368	(8.8)%
Other premium	2,951	3,180	(7.2)%	997	1,042	(4.3)%
Discount	4,211	5,068	(16.9)%	1,364	1,640	(16.8)%
Total cigarettes	64,971	71,370	(9.0)%	21,845	24,050	(9.2)%
Cigars:
Black & Mild	1,303	1,356	(3.9)%	438	424	3.3%
Other	3	5	(40.0)%	1	1	—%
Total cigars	1,306	1,361	(4.0)%	439	425	3.3%
Total smokeable products	66,277	72,731	(8.9)%	22,284	24,475	(9.0)%
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
The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2022	2021	Percentage Point Change	2022	2021	Percentage Point Change
Cigarettes:
Marlboro	42.6%	43.0%	(0.4)	42.6%	43.0%	(0.4)
Other premium	2.3	2.3	—	2.3	2.3	—
Discount	3.2	3.5	(0.3)	3.0	3.5	(0.5)
Total cigarettes	48.1%	48.8%	(0.7)	47.9%	48.8%	(0.9)
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
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 9.0%, driven primarily by the industry’s decline rate and retail share losses (both of which were impacted by macroeconomic pressures on adult tobacco consumers’ disposable income) and other factors, partially offset by trade inventory movements. When adjusted for trade inventory movements and other factors, our smokeable products segment’s reported domestic cigarettes shipment volume decreased by an estimated 9.5%. When adjusted for trade inventory movements and other factors, total estimated domestic cigarette industry volume decreased by an estimated 7.5%.
Shipments of premium cigarettes accounted for 93.5% and 92.9% of our smokeable products segment’s reported domestic cigarettes shipment volume for the nine months ended September 30, 2022 and 2021, respectively.

Our smokeable products segment’s reported cigar shipment volume decreased 4.0%, driven by trade inventory movements, macroeconomic pressures on adult tobacco consumers’ disposable income and other factors.
Marlboro retail share of the total cigarette category decreased 0.4 share points to 42.6%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income. However, Marlboro share of the premium segment grew to 58.1%, an increase of 0.4 share points.
Total cigarette industry discount retail share increased 1.3 share point to 26.6%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income.
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 9.2%, driven primarily by the industry’s decline rate and retail share losses (both of which were impacted by macroeconomic pressures on adult tobacco consumers’ disposable income) and other factors, partially offset by trade inventory movements. When adjusted for trade inventory movements, our smokeable products segment’s reported domestic cigarettes shipment volume decreased by an estimated 10%. When adjusted for trade inventory movements and other factors, total estimated domestic cigarette industry volume decreased by an estimated 8%.
Shipments of premium cigarettes accounted for 93.8% and 93.2% of our smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended September 30, 2022 and 2021, respectively.
Our smokeable products segment’s reported cigar shipment volume increased 3.3%, primarily driven by trade inventory movements.
Marlboro retail share of the total cigarette category decreased 0.4 share points and 0.1 share point sequentially to 42.6%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income. However, Marlboro share of the premium segment grew to 58.4%, an increase of 0.7 share points versus the prior year and 0.4 share points sequentially.
Total cigarette industry discount retail share increased 1.6 share points to 27.1%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income.
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
In addition:
▪Effective October 16, 2022, PM USA increased the list price of Marlboro, L&M, Basic and Chesterfield by $0.15 per pack. PM USA also increased the list price of all its other cigarette brands by $0.20 per pack.

Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our oral tobacco products segment:

	Operating Results
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Net revenues	$1,948	$1,945	0.2%	$670	$626	7.0%
Excise taxes	(91)	(98)		(30)	(32)
Revenues net of excise taxes	$1,857	$1,847		$640	$594

Reported OCI	$1,262	$1,269	(0.6)%	$425	$405	4.9%
Asset impairment, exit, implementation, acquisition and disposition-related costs	—	37		—	—
Adjusted OCI	$1,262	$1,306	(3.4)%	$425	$405	4.9%

Reported OCI margins (1)	68.0%	68.7%	(0.7) pp	66.4%	68.2%	(1.8) pp
Adjusted OCI margins (1)	68.0%	70.7%	(2.7) pp	66.4%	68.2%	(1.8) pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Net revenues, which include excise taxes billed to customers, were essentially unchanged as higher pricing ($72 million), which includes higher promotional investments in on!, was mostly offset by lower shipment volume and a higher percentage of on! shipment volume relative to MST versus 2021 (“volume/mix” - $67 million).
Reported OCI decreased $7 million (0.6%), due primarily to lower volume/mix ($78 million) and higher costs ($34 million), partially offset by higher pricing, which includes higher promotional investments in on!, and acquisition-related costs in 2021 ($37 million).
Adjusted OCI decreased $44 million (3.4%), due primarily to volume/mix and higher costs, partially offset by higher pricing, which includes higher promotional investments in on!.
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Net revenues, which include excise taxes billed to customers, increased $44 million (7.0%), due primarily to higher pricing ($43 million), which includes higher promotional investments in on!.
Reported and adjusted OCI increased $20 million (4.9%), due primarily to higher pricing, which includes higher promotional investments in on!, partially offset by higher costs ($15 million) and lower volume/mix.
Shipment Volume and Retail Share Results
The following table summarizes our oral tobacco products segment’s shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(cans and packs in millions)	2022	2021	Change	2022	2021	Change
Copenhagen	356.5	378.4	(5.8)%	118.2	121.4	(2.6)%
Skoal	136.1	148.2	(8.2)%	45.3	47.7	(5.0)%
on!	59.6	34.6	72.3%	21.0	12.5	68.0%
Other	51.3	53.1	(3.4)%	16.9	17.2	(1.7)%
Total oral tobacco products	603.5	614.3	(1.8)%	201.4	198.8	1.3%
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

The following table summarizes our oral tobacco products segment’s retail share performance (excluding international volume):

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2022	2021	Percentage Point Change	2022	2021	Percentage Point Change
Copenhagen	27.3%	29.8%	(2.5)	26.7%	29.2%	(2.5)
Skoal	11.4	12.6	(1.2)	11.1	12.3	(1.2)
on!	4.8	2.2	2.6	5.2	3.0	2.2
Other	3.1	3.2	(0.1)	3.2	3.2	—
Total oral tobacco products	46.6%	47.8%	(1.2)	46.2%	47.7%	(1.5)
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
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Our oral tobacco products segment’s reported domestic shipment volume decreased 1.8%, driven primarily by retail share losses and trade inventory movements, partially offset by calendar differences, the industry’s growth rate and other factors. When adjusted for trade inventory movements and calendar differences, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 1.5%.
Total oral tobacco products category industry volume was essentially unchanged for the six months ended September 30, 2022, as the growth in oral nicotine pouches was offset by declining MST volumes.
Our oral tobacco products segment’s retail share was 46.6%, and Copenhagen continued to be the leading oral tobacco brand with a retail share of 27.3%. In our oral tobacco products segment, macroeconomic pressures on adult tobacco consumers’ disposable income for MST products resulted in share declines for MST products, which were partially offset by the growth of oral nicotine pouches.
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Our oral tobacco products segment’s reported domestic shipment volume increased 1.3%, driven primarily by trade inventory movements, the industry’s growth rate and calendar differences, partially offset by retail share losses and other factors. When adjusted for trade inventory movements and calendar differences, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 2%.
Our oral tobacco products segment’s retail share was 46.2%, and Copenhagen continued to be the leading oral tobacco brand with a retail share of 26.7%. In the oral tobacco products segment, macroeconomic pressures on adult tobacco consumers’ disposable income resulted in share declines for MST products, which were partially offset by the growth of oral nicotine pouches.
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
Liquidity and Capital Resources
We are a holding company that is primarily dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements. Our access to the operating cash flows of our wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At September 30, 2022, our significant wholly owned subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, we receive cash dividends on our interest in ABI and will continue to do so as long as ABI pays dividends.
At September 30, 2022, we had $2.5 billion of cash and cash equivalents. In addition to having access to the operating cash flows of our wholly owned subsidiaries, our capital resources include access to credit markets in the form of commercial paper, availability under our $3.0 billion Credit Agreement (as defined below), which we use for general corporate purposes, and access to credit markets through the issuance of long-term senior unsecured notes. For additional information, see Capital Markets and Other Matters below.
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
At September 30, 2022, the credit ratings and outlook for our indebtedness by major credit rating agencies were:

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
In August 2022, we entered into an extension and amendment to our $3.0 billion senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”).
At September 30, 2022, we had availability under the Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion, and we were in compliance with the covenants in the Credit Agreement. We expect to continue to meet the covenants in the Credit Agreement. We monitor the credit quality of our bank group and are not aware of any potential non-performing credit provider in that group. For further discussion, see Note 9.
Debt - At September 30, 2022 and December 31, 2021, our total debt was $26.3 billion and $28.0 billion, respectively. In August 2022, we repaid in full our 2.85% senior unsecured notes in the aggregate principal amount of $1.1 billion at maturity. As a result of the repayment and changes in the Euro exchange rate, the weighted-average coupon interest rate on total long-

term debt increased to approximately 4.1% at September 30, 2022 from approximately 4.0% at December 31, 2021. For further details on long-term debt, see Note 9.
Guarantees and Other Similar Matters - As discussed in Note 11, we had unused letters of credit obtained in the ordinary course of business and guarantees (including third-party guarantees) outstanding at September 30, 2022. From time to time, we also issue lines of credit to affiliated entities. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 9, PM USA has issued guarantees relating to our obligations under our outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under the commercial paper program. These items have not had, and are not expected to have, a significant impact on our liquidity.
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
Based on current agreements, estimated market share, estimated annual industry volume decline rates and inflation rates, the estimated amounts that we may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees are $4.2 billion on average for the next three years. These amounts exclude the potential impact of any NPM Adjustment Items.
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year are generally paid in April of the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. We paid $3.8 billion and $3.9 billion for the nine months ended September 30, 2022 and 2021, respectively, in connection with the State Settlement Agreements and FDA user fees, primarily all of which was paid in the second quarter of each period. We recorded $3.2 billion and $3.4 billion of charges to cost of sales for the nine months ended September 30, 2022 and 2021, respectively, and $1.1 billion and $1.2 billion of charges to cost of sales for the three months ended September 30, 2022 and 2021, respectively, in connection with the State Settlement Agreements and FDA user fees. As previously stated, the payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including volume, operating income, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results. For further discussion on the potential impact of inflation on future payments, see Operating Results by Business Segment - Tobacco Space - State Settlement Agreements.
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of September 30, 2022, PM USA had posted appeal bonds totaling $42 million, which have been collateralized with restricted cash that is included in assets on our condensed consolidated balance sheet.
Litigation is subject to uncertainty, and an adverse outcome or settlement of litigation could have a material adverse effect on our consolidated financial position, cash flows or results of operations in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 11.
Altria and PMI Purchase Agreement & Altria and Japan Tobacco Joint Venture
▪In October 2022, we entered into a purchase agreement with Triaga, Inc., a subsidiary of PMI, to, among other things, transition and ultimately conclude our relationship with respect to the IQOS System in the U.S. We received a payment of $1.0 billion and expect to receive an additional payment of $1.7 billion (plus interest) by July 2023 for a total cash payment of approximately $2.7 billion (plus interest). We expect to use the cash proceeds for several items, which may include investments in pursuit of our Vision, debt repayment, share repurchases and general corporate purposes. Share repurchases depend on marketplace conditions and other factors and remain subject to the discretion of our Board of Directors (“Board of Directors” or “Board”).
▪In October 2022, we entered into a joint venture with JTI (US) Holding, Inc. (“JTIUH”), a subsidiary of Japan Tobacco Inc., for the U.S. marketing and commercialization of heated tobacco stick products. PM USA holds a 75% economic interest in Horizon, the joint venture entity, with JTIUH having a 25% economic interest. PM USA is responsible for making initial capital contributions to Horizon of up to $150 million, as charges are incurred.
For further discussion of these events, see Note 13.
Equity and Dividends
During the first nine months of 2022 and 2021, we paid dividends of $4,908 million and $4,787 million, respectively, an increase of 2.5%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares we repurchased under our share repurchase program.

In August 2022, our Board of Directors declared a 4.4% increase in the quarterly dividend rate to $0.94 per share of our common stock versus the previous rate of $0.90 per share. Our current annualized dividend rate is $3.76 per share. We maintain our long-term objective of a dividend payout ratio target of approximately 80% of our adjusted diluted EPS. Future dividend payments remain subject to the discretion of our Board.
For a discussion of our share repurchase program, see Note 1. Background and Basis of Presentation to our condensed consolidated financial statements in Item 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.
Financial Review
Cash Provided by/Used in Operating Activities
During the first nine months of 2022, net cash provided by operating activities was $5,637 million compared with $5,742 million during the first nine months of 2021. This decrease was due primarily to the sale of our wine business in October 2021.
We had a working capital deficit at September 30, 2022 and December 31, 2021. Our management believes that we have the ability to fund working capital deficits with cash provided by operating activities, borrowings under the Credit Agreement and access to credit markets.
Cash Provided by/Used in Investing Activities
During the first nine months of 2022, net cash used in investing activities was $215 million compared with $42 million during the first nine months of 2021. This increase was due primarily to the purchase of certain intellectual property in 2022, lower proceeds from finance asset sales and higher capital expenditures.
Capital expenditures for 2022 are expected to be in the range of $175 million to $225 million, a reduction from the previous range of $200 million to $250 million, and are expected to be funded from operating cash flows.
Cash Provided by/Used in Financing Activities
During the first nine months of 2022, net cash used in financing activities was $7,476 million compared with $7,668 million during the first nine months of 2021. This decrease was due primarily to the following:
▪repayment of $1.5 billion in full of our senior unsecured notes at scheduled maturity in May 2021;
▪2021 debt tender offers and redemption transactions, which included proceeds of $5.5 billion from the issuance of long-term senior unsecured notes used to repurchase and redeem $5.0 billion of our senior unsecured notes and payment of $0.6 billion for the premiums and fees; and
▪purchase of the remaining 20% interest in Helix in 2021;
partially offset by:
▪repayment of $1.1 billion in full of our senior unsecured notes at scheduled maturity in August 2022;
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

Summarized Balance Sheets
(in millions of dollars)

	Parent		Guarantor
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Assets
Due from Non-Guarantor Subsidiaries	$152	$25	$240	$240
Other current assets	2,613	4,635	862	874
Total current assets	$2,765	$4,660	$1,102	$1,114

Due from Non-Guarantor Subsidiaries	$4,790	$4,790	$—	$—
Other assets	9,077	11,195	1,739	1,764
Total non-current assets	$13,867	$15,985	$1,739	$1,764

Liabilities
Due to Non-Guarantor Subsidiaries	$1,299	$1,179	$923	$778
Other current liabilities	3,437	3,339	3,849	4,452
Total current liabilities	$4,736	$4,518	$4,772	$5,230

Total non-current liabilities	$26,446	$28,865	$994	$979

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Nine Months Ended September 30, 2022
	Parent (1)	Guarantor
Net revenues	$—	$16,225
Gross profit	—	8,672
Net earnings (losses)	(2,313)	5,662
(1) For the nine months ended September 30, 2022, net earnings (losses) include $171 million of intercompany interest income from non-guarantor subsidiaries.
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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could differ materially from those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes, including with respect to our ability to achieve our Vision, to differ materially from those contained in, or implied by, any forward-looking statements we made. Any such statement is qualified by reference to the following cautionary statements. We elaborate on these important factors and the risks we face throughout this Form 10-Q, particularly in the “Executive Summary” and “Business Environment” sections preceding our discussion of the operating results of our segments above, in Part II, Item 1A. Risk Factors in this Form

10-Q and in our publicly filed reports, including our 2021 Form 10-K and our Second Quarter Form 10-Q. These factors and risks include the following:
▪unfavorable litigation outcomes, including risks associated with adverse jury and judicial determinations, courts and arbitrators reaching conclusions at variance with our or any of our investees’ understanding of applicable law, bonding requirements in the jurisdictions that do not limit the dollar amount of appeal bonds and certain challenges to bond cap statutes;
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
▪our failure to develop and commercialize innovative products, including innovative tobacco products that may reduce the health risks associated with cigarettes and other traditional tobacco products, that appeal to adult tobacco consumers;
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
▪the risks related to our inability to acquire a controlling interest in JUUL as a result of standstill restrictions or to control the material decisions of JUUL and restrictions on our ability to sell or otherwise transfer our shares of JUUL until December 20, 2024;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The fair value of our long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting primarily from changes in market interest rates. The following table provides the fair value of our long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates at September 30, 2022 and December 31, 2021:

(in billions)	September 30, 2022	December 31, 2021
Fair value	$21.6	$30.5
Decrease in fair value from a 1% increase in market interest rates	1.6	2.7
Increase in fair value from a 1% decrease in market interest rates	1.9	3.2
We expect interest rates on borrowings under the Credit Agreement to be based on the Term Secured Overnight Financing Rate, plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s and S&P. The applicable percentage for borrowings under the Credit Agreement at September 30, 2022 was 1.0% based on our long-term senior unsecured debt ratings on that date. At September 30, 2022 and December 31, 2021, we had no borrowings under the Credit Agreement.
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

Item 1A. Risk Factors
Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of our 2021 Form 10-K and Second Quarter Form 10-Q. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2021 Form 10-K and Second Quarter Form 10-Q. We elaborate on these and other risks we face throughout this Form 10-Q, particularly in the “Business Environment” section preceding our discussion of our operating results above in Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Risks Related to Business Operations
Our tobacco operating companies face significant competition, and our failure to compete effectively could have an adverse effect on our consolidated results of operations or cash flows and on our ability to achieve our Vision.
Our tobacco operating companies operate in a highly competitive environment. Significant competition exists with respect to product quality, taste, price, product innovation, marketing, packaging, distribution and promotional activities. In addition, as adult tobacco consumer preferences continue to evolve, consumers increasingly move across tobacco categories. Our failure to compete effectively in this environment could negatively impact our profitability, market share (including as a result of down-trading to lower-priced competitive brands) and shipment volume, which could have an adverse effect on our consolidated results of operations or cash flows and our ability to achieve our Vision.
The growth of innovative tobacco products, including e-vapor, oral nicotine pouches and heated tobacco products, has contributed to reductions in the consumption levels and industry sales volume of cigarettes and other tobacco products, including MST. Furthermore, growth of synthetic nicotine products could negatively impact the growth of other innovative tobacco products. If we are unable to compete effectively in innovative tobacco product categories, including through internal product development, on! oral nicotine pouch products, our investment in JUUL, potential future investments in the e-vapor category, Horizon (PM USA’s majority-owned joint venture with JTIUH for the marketing and commercialization of heated tobacco stick products in the U.S.) and through potential future partnerships with Japan Tobacco Inc. (“Japan Tobacco”), such inability could have a material adverse impact on our business, results of operations, cash flows or financial positions and negatively impact our ability to achieve our Vision.
PM USA also faces competition from lower-priced brands sold by certain United States and foreign manufacturers that have cost advantages because they are not parties to settlements of certain tobacco litigation in the United States and, as such, are not required to make annual settlement payments as required by the parties to the settlements. These settlement payments are significant for PM USA and have contributed to substantial cigarette price increases to help cover the cost of the settlement payments. Manufacturers not party to the settlements are subject to state escrow legislation requiring escrow deposits. Such manufacturers may avoid these escrow obligations by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers’ cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and imports of foreign lower-priced brands. Our failure to compete with lower-priced cigarette brands and counter the impacts of illicit trade in tobacco products could have a material adverse effect on our business, consolidated results of operations, cash flows or financial position.
We may be unsuccessful in developing and commercializing innovative products, including tobacco products that may reduce the health risks associated with certain other tobacco products and that appeal to adult tobacco consumers, which may have an adverse effect on our business, results of operations, cash flows or financial positions and our ability to achieve our Vision.
We have growth strategies involving innovative products that may reduce the health risks associated with certain other tobacco products, while continuing to offer adult tobacco consumers (within and outside the United States) products that meet their taste expectations and evolving preferences. In addition to internal product development, these efforts include arrangements or partnerships with, or investments in, third parties.
Pursuant to a series of agreements entered into with PMI, PM USA maintains exclusive rights to commercialize IQOS devices and related Marlboro HeatSticks in the United States through the end of April 2024. The IQOS devices and related Marlboro HeatSticks are currently subject to an importation ban and cease-and-desist orders imposed by the ITC. If supply of FDA-authorized product is available before the end of April 2024, PM USA has the option to reintroduce the IQOS System for sale in the United States. Pursuant to a series of agreements entered into with PMI in October 2022, exclusive U.S. commercialization rights to the IQOS System will transition to PMI effective April 30, 2024.
Also in October 2022, we entered into a joint venture with JTIUH for the marketing and commercialization of heated tobacco stick products in the U.S. The joint venture’s success in generating new revenue streams by commercializing current and future heated tobacco stick products owned by us or Japan Tobacco is dependent upon a number of factors. Also, if the parties are unsuccessful in collaborating on the development and global commercialization of additional innovative smoke-free tobacco products, such an outcome could have negative effects on our ability to generate new revenue streams and enter new geographic markets.
We cannot predict whether regulators, including the FDA, will permit the marketing or sale of any particular innovative products (including products with claims of reduced risk to adult tobacco consumers), the speed with which they may make such determinations or whether they will impose an unduly burdensome regulatory framework on such products. In addition, the FDA could, for a variety of reasons, determine that innovative products currently on the market but pending FDA review of the associated PMTA (such as on! oral nicotine pouches), or those that have previously received authorization, including with a claim of reduced exposure (such as IQOS), are not appropriate for the public health, and the FDA could require such products be taken off the market. We also cannot predict whether any innovative products we commercialize will appeal to adult tobacco consumers or whether adult tobacco consumers’ purchasing decisions would be affected by reduced-risk claims on such products if permitted.
In September 2022, we exercised our option to be released from our JUUL non-competition obligations. If we are unable to identify and leverage new opportunities to acquire, develop or commercialize innovative products within the e-vapor space, such outcomes could put us at a competitive disadvantage in the e-vapor category and have a negative effect on ability to generate new revenue streams.
If we do not succeed in developing and commercializing innovative tobacco products that appeal to adult tobacco consumers or we fail to obtain or maintain regulatory approval for the marketing or sale of products, including with claims of reduced risk, we may be at a competitive disadvantage, which could have an adverse effect on our business, results of operations, cash flows or financial positions and our ability to achieve our Vision.
Risks Related to Our Investments
The expected benefits of the JUUL transaction may not materialize in the expected manner or timeframe or at all.
The expected benefits of the JUUL transaction may not materialize in the expected manner or timeframe or at all, including due to the risks encountered by JUUL in its business, such as operational, competitive, regulatory and legislative risks at the international, federal, state and local levels, including actions by the FDA; adverse publicity due to underage use of e-vapor products and other factors; changes in JUUL’s relationships with employees, customers, suppliers, lenders and other third parties; potential disruptions to JUUL’s management or current or future plans and operations; adverse changes with respect to JUUL’s ability to satisfy its obligations under its debt arrangements and maintain adequate financing to fund its projected cash needs, which could result in JUUL seeking protection under bankruptcy or other insolvency laws; or developments with respect to domestic or international litigation or investigations. JUUL and Altria and/or one or more of our subsidiaries, including PM USA, are named as defendants in various individual and class action lawsuits, including independent lawsuits initiated by certain state attorneys general. JUUL also is named in a significant number of additional individual and class action lawsuits to which neither Altria nor any of our subsidiaries is a party.
In preparing our financial statements for prior periods, we performed valuations of our investment in JUUL as a result of impairment indicators, determined that our investment in JUUL was impaired and recorded non-cash impairment charges in those periods totaling $11.2 billion. Since the fourth quarter of 2020, we have accounted for our investment in JUUL at fair value. As a result, we make various judgments, estimates and assumptions, including with respect to sales volume, operating margins, discount rates and perpetual growth rates, to estimate the fair value of our investment in JUUL, which is calculated quarterly. In June 2022, the FDA issued JUUL MDOs for all of JUUL’s products currently marketed in the United States. Although the MDOs are stayed on a temporary basis, the possibility of JUUL’s products being removed from the U.S. market and the likelihood and extent of JUUL being able to maintain adequate financing to fund projected cash needs negatively impacted the estimated fair value of our investment beginning in the quarter ended June 30, 2022.
In September 2022, we exercised our option to be released from our JUUL non-competition obligations, resulting in (i) the permanent termination of our non-competition obligations to JUUL, (ii) the loss of our JUUL board designation rights (other than the right to appoint one independent director so long as our ownership continues to be at least 10%), our preemptive rights, our consent rights and certain other rights with respect to our investment in JUUL and (iii) the conversion of our JUUL shares to single vote common stock, significantly reducing our voting power. As a result, we now have less ability to protect the value of our investment in JUUL through the exercise of voting power, influence over JUUL’s financial and operating policies and anti-dilution protections. Additionally, JUUL has greater flexibility to pursue strategic options to secure its business that could have a negative effect on the value of our investment. To realize the originally anticipated benefits of the JUUL transaction to our business, we may need to seek alternative opportunities within the e-vapor category.
If the FDA ultimately denies JUUL authorization to market its products in the United States, we are unsuccessful in seeking alternative opportunities in the e-vapor space in the future or the outcomes in connection with any of the other risks or circumstances discussed above deviate significantly from our then-current expectations, such outcomes could adversely impact our business and negatively impact our ability to achieve our Vision.

If the carrying value of our investment in ABI exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired, which would result in additional impairment losses and could have a material adverse effect on our consolidated financial position or earnings.
In preparing our financial statements for the period ended September 30, 2022, we concluded that the carrying value of our investment in ABI exceeded the fair value of our equity investment in ABI and that the decline in fair value of our investment in ABI below its carrying value was other than temporary at September 30, 2022. As a result, we recorded a non-cash, pre-tax impairment charge of $2.5 billion for the nine and three months ended September 30, 2022, which was recorded to (income) losses from investments in equity securities in our condensed consolidated statements of earnings (losses). We reached a similar conclusion in preparing our financial statements for the period ended September 30, 2021 and recorded a $6.2 billion non-cash, pre-tax impairment charge for the nine and three months ended September 30, 2021. If ABI is unable to successfully execute its business plans and strategies, or external factors such as the macroeconomic and geopolitical environment continue to negatively impact the value of our investment in ABI, and the carrying value of our investment in ABI again exceeds the fair value of our investment in ABI, it could result in additional impairment losses, which could have a material adverse effect on our consolidated financial position or earnings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2021, our Board of Directors authorized a $2.0 billion share repurchase program that it expanded to $3.5 billion in October 2021, which we expect to complete by December 31, 2022. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our share repurchase activity for each of the three months in the period ended September 30, 2022, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

July 1-31, 2022	2,522,093	$42.38	2,522,093	$635,390,216
August 1-31, 2022	3,039,060	$44.94	3,039,060	$498,807,646
September 1-30, 2022	2,867,063	$43.50	2,867,063	$374,103,444
	8,428,216	$43.68	8,428,216

Item 6. Exhibits

3.1	Amended and Restated By-Laws of Altria Group, Inc. (effective as of October 26, 2022). Incorporated by reference to Altria’s Current Report on Form 8-K filed on October 27, 2022 (File No. 1-08940).

4.1
Extension and Amendment No. 3 to the Credit Agreement, effective August 17, 2022, among Altria, the lenders party thereto and JPMorgan Chase Bank, N.A. and Citibank, N.A., as administrative agents. Incorporated by reference to Altria’s Current Report on Form 8-K filed on August 17, 2022 (File No. 1-08940).

10.1	2015 Stock Compensation Plan for Non-Employee Directors, as amended and restated effective October 26, 2022.

22	Guarantor Subsidiary of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALTRIA GROUP, INC.

/s/ SALVATORE MANCUSO
Salvatore Mancuso
Executive Vice President and
Chief Financial Officer
October 27, 2022