Form 10-K
period 2022-12-31
ALTRIA GROUP, INC.
filed 2023-02-27
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $75 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at February 15, 2023
Common Stock, $0.33 1/3 par value	1,785,563,827	shares
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 18, 2023, to be filed with the U.S. Securities and Exchange Commission on or about April 6, 2023, are incorporated by reference into Part III hereof.

Part I
Item 1. Business.
General Development of Business
When used in this Annual Report on Form 10-K (“Form 10-K”), the terms “Altria,” “we,” “us” and “our” refer to either (i) Altria Group, Inc. and its consolidated subsidiaries or (ii) Altria Group, Inc. only and not its consolidated subsidiaries, as appropriate in the context.
We have a leading portfolio of tobacco products for U.S. tobacco consumers age 21+. Our Vision by 2030 is to responsibly lead the transition of adult smokers to a smoke-free future (“Vision”). We are Moving Beyond SmokingTM, leading the way in moving adult smokers away from cigarettes by taking action to transition millions to potentially less harmful choices - believing it is a substantial opportunity for adult tobacco consumers, our businesses and society.
Our wholly owned subsidiaries include Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which, through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco products (“MST”) and snus products; and Helix Innovations LLC (“Helix”), which operates in the United States and Canada, and Helix Innovations GmbH and its affiliates (“Helix ROW”), which operate internationally in the rest-of-world, are engaged in the manufacture and sale of oral nicotine pouches. Other wholly owned subsidiaries include Altria Group Distribution Company, which provides sales and distribution services to our domestic tobacco operating companies; Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs; and Philip Morris Capital Corporation (“PMCC”), which completed the wind-down of its portfolio of finance assets in 2022 and had no finance assets remaining at December 31, 2022.
In October 2022, Altria, through PM USA, entered into a joint venture with JTI (US) Holding, Inc. (“JTIUH”), a subsidiary of Japan Tobacco Inc. (“Japan Tobacco”), for the U.S. marketing and commercialization of heated tobacco stick (“HTS”) products. The joint venture entity, Horizon Innovations LLC (“Horizon”), is structured to exist in perpetuity and is responsible for the U.S. commercialization of HTS products owned by either party. PM USA holds a 75% economic interest in Horizon with JTIUH having a 25% economic interest. The parties plan to collaborate on a global smoke-free partnership. Horizon is governed by a board of managers, which is comprised of four individuals designated by PM USA and three individuals designated by JTIUH. For further information, see Other Tobacco Products below.
In October 2021, UST sold its subsidiary, International Wine & Spirits Ltd. (“IWS”), which included Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), in an all-cash transaction with a net purchase price of approximately $1.2 billion and the assumption of certain liabilities of IWS and its subsidiaries (the “Ste. Michelle Transaction”).
In December 2020 and April 2021, we purchased the remaining 20% interest in (i) Helix ROW and (ii) Helix, respectively. The total purchase price of the December 2020 and April 2021 transactions was approximately $250 million.
Our reportable segments are smokeable products and oral tobacco products. The financial services business, the IQOS System (as defined below) heated tobacco business and Helix ROW are included in an all other category due to the relative financial contribution of these businesses to our consolidated results. Prior to the Ste. Michelle Transaction, wine produced and/or sold by Ste. Michelle was a reportable segment. For further information, see Note 14. Segment Reporting to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Form 10-K (“Item 8”).
Our investments in equity securities include Anheuser-Busch InBev SA/NV (“ABI”), Cronos Group Inc. (“Cronos”) and JUUL Labs, Inc. (“JUUL”). We account for our investments in ABI and Cronos under the equity method of accounting using a one-quarter lag. We account for our investment in JUUL at fair value.
For further discussion of our investments in equity securities, see Note 5. Investments in Equity Securities to the consolidated financial statements in Item 8 (“Note 5”).
Description of Business
Portions of the information relating to this Item are included in Operating Results by Business Segment in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K (“Item 7”).
Tobacco Space
Our tobacco operating companies include PM USA, USSTC and other subsidiaries of UST, Middleton and Helix.
The products of our tobacco operating companies include: (i) smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; and (ii) oral tobacco products, consisting of MST and snus products manufactured and sold by USSTC and oral nicotine pouches manufactured and sold by Helix.
▪Cigarettes: PM USA is the largest cigarette company in the United States and substantially all cigarettes are manufactured and sold to customers in the United States. Marlboro, the principal cigarette brand of PM USA, has been the largest-selling cigarette brand in the United States for over 45 years. Total smokeable products segment’s cigarettes shipment volume in the United States was 84.7 billion units in 2022, a decrease of 9.7% from 2021.
▪Cigars: Middleton is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Middleton contracts with a third-party importer to supply a majority of its cigars and sells substantially all of its cigars to customers in the United States. Black & Mild is the principal cigar brand of Middleton. Total smokeable products segment’s cigars shipment volume was approximately 1.7 billion units in 2022, a decrease of 4.0% from 2021.
▪Oral tobacco products: USSTC is the leading producer and marketer of MST products. The oral tobacco products segment includes the premium brands, Copenhagen and Skoal, and a value brand, Red Seal, sold by USSTC. In addition, the oral tobacco products segment includes on! oral nicotine pouches sold by Helix. Substantially all of the oral tobacco products are manufactured and sold to customers in the United States. Total oral tobacco products segment’s shipment volume was 800.6 million units in 2022, a decrease of 2.4% from 2021.
▪Other tobacco products: In December 2013, we entered into a series of agreements with Philip Morris International Inc. (“PMI”), including an agreement that granted us an exclusive right to commercialize certain of PMI’s heated tobacco products in the United States. In 2019, PM USA began commercialization of PMI’s IQOS Tobacco Heating System (“IQOS System”) in select markets.
In connection with a patent dispute, the U.S. International Trade Commission (“ITC”) issued a limited exclusion order barring the importation of the IQOS System electronic device, Marlboro HeatSticks and the infringing components into the United States and a cease and desist order barring domestic sales, marketing and distribution of these imported products effective November 29, 2021. Due to this litigation, we removed the IQOS System electronic device and Marlboro HeatSticks from the marketplace. For a further discussion of the ITC decision, see Note 17. Contingencies to the consolidated financial statements in Item 8 (“Note 17”).
In October 2022, we entered into an agreement with PMI to, among other things, transition and ultimately conclude our relationship with respect to the IQOS System in the United States. We have agreed to assign to PMI exclusive U.S. commercialization rights to the IQOS System effective April 30, 2024. PMI will not have access to the Marlboro brand name or other brand assets, as PM USA owns the Marlboro trademark in the United States. For further discussion see Note 4. Goodwill and Other Intangible Assets, net to the consolidated financial statements in Item 8 (“Note 4”).
In connection with the joint venture agreement with JTIUH, Horizon will market and commercialize HTS products, which are defined in the joint venture agreement as products that include both (i) a tobacco heating device intended to heat the consumable without combusting and (ii) a consumable that meets the definition of a cigarette under the U.S. Federal Cigarette Labeling and Advertising Act. Horizon is responsible for the U.S. commercialization of current and future HTS products owned by either party and, upon authorization by the U.S. Food and Drug Administration (“FDA”) of a pre-market tobacco application (“PMTA”), will become the exclusive entity through which the parties market and commercialize HTS products in the United States. Upon PMTA authorization of Ploom HTS products, JTIUH will supply Ploom HTS devices and PM USA will manufacture Marlboro HTS consumables for U.S. commercialization.
▪Distribution, Competition and Raw Materials: Our tobacco subsidiaries sell their tobacco products principally to wholesalers (including distributors) and large retail organizations, including chain stores.
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
USSTC purchases dark fire-cured, dark air-cured and burley leaf tobaccos from domestic tobacco growers under a contract growing program. Under the terms of this program, USSTC agrees to purchase the amount of tobacco specified in the grower contracts that meets USSTC’s grade and quality standards.

Middleton purchases burley, dark air-cured and flue-cured leaf tobaccos through leaf merchants. Middleton does not have a contract growing program.
Helix, through an affiliate, purchases tobacco-derived nicotine materials from suppliers and believes its suppliers can satisfy current and anticipated future production requirements.
Our tobacco subsidiaries believe there is an adequate supply of tobacco in the world markets to satisfy their current and anticipated production requirements.
For further discussion of the foregoing matters, the tobacco business environment, trends in market demand and competitive conditions, and related risks, see Item 1A. Risk Factors of this Form 10-K (“Item 1A”) and Tobacco Space - Business Environment in Item 7.
Other Matters
▪Customers: For a discussion of PM USA, USSTC, Helix and Middleton’s largest customers, including their percentages of our consolidated net revenues for the years ended December 31, 2022, 2021 and 2020, see Note 14. Segment Reporting to the consolidated financial statements in Item 8 (“Note 14”).
▪Executive Officers of Altria: The disclosure regarding executive officers is included in Item 10. Directors, Executive Officers and Corporate Governance - Information about Our Executive Officers as of February 15, 2023 of this Form 10-K.
▪Human Capital Resources: We believe our workforce is critical to achieving our Vision. Attracting, developing, deploying and retaining the best talent with the skills to make significant progress toward our Vision is a key business priority. Moreover, we recognize the importance of doing business the right way. We believe culture influences employee actions and decision-making. This is why we dedicate resources to promoting a vibrant, inclusive workplace; attracting, developing and retaining talented, diverse employees; promoting a culture of compliance and integrity; creating a safe workplace; and rewarding and recognizing employees for both the results they deliver and, importantly, how they deliver them.
Oversight and Management
Our Human Resources department is responsible for managing employment-related matters, including recruiting and hiring, onboarding, compensation and benefits design and implementation, performance management, career management and succession planning and professional and learning development. Our inclusion, diversity and equity (“ID&E”) programs are managed by our Corporate Citizenship department. Our Board of Directors (“Board of Directors” or “Board”) and the Compensation and Talent Development Committee provide oversight of human capital matters, including reviewing initiatives and programs related to corporate culture and enterprise-wide talent development, including our ID&E initiatives.
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
As of December 31, 2022, women represented 34% of vice president-level and 41% of director-level roles; Asian, Black, Hispanic or employees of two or more races represented 21% of our vice president-level and 26% of our director-level roles.
Compensation and Benefits
Our compensation and benefits programs are designed to help us attract, retain and motivate strong talent. However, we recognize that the decreasing social acceptance of tobacco usage may impact our ability to attract and retain talent. We work to manage this risk by, among other things, targeting total compensation packages to be above peer companies with which we compete for talent. Depending on employee level, total compensation includes different elements – base salary, annual cash incentives, long-term equity and cash incentives and benefits. We design our compensation program to deliver total compensation at levels between the 50th and 75th percentiles of compensation paid to employees in comparable positions at our peer companies. Actual total compensation can exceed the 75th percentile or be below the 50th percentile depending on business and individual performance.
We are committed to pay equity across our companies. Based on the most recent annual analysis we conducted in December 2022, adjusting for factors generally considered to be legitimate differentiators of salary, such as performance and tenure, salaries of our female employees were 99.6% of those of our male employees, and salaries of our non-white employees were 100% of those of our white employees.

In addition to cash and equity compensation, we offer generous employee benefits such as significant company contributions to deferred profit sharing plans, consumer-driven health plan coverage, vacation and holiday pay, disability and life insurance, and up to 12 weeks paid parental and family leave for birth, adoption and foster placement and an additional six weeks paid leave for birth mothers. Our benefits also include physical, emotional and financial wellness programs and family creation assistance benefits, such as adoption assistance and coverage for fertility treatments. While there is some variability in employee benefits across our companies, the examples we provide are available to most employees.
We are also committed to investing in the educational development of our workforce through an unlimited tuition refund program for job-related courses or company-related degrees. We also provide eligible employees with a company-funded contribution applied to the employee’s qualified higher education student loans to help reduce student loan debt.
Attracting, Developing and Retaining Talent
Our salaried entry-level recruitment efforts focus on recruiting relationships with universities, internship opportunities and partnerships with organizations that support diverse students. We complement these recruiting efforts with hiring experienced employees with demonstrated skills and/or leadership capabilities.
To help our employees succeed in their roles and develop in their careers, we emphasize ongoing training and leadership development opportunities. Building skills that drive innovation and aligning our employees to our Vision is important for our long-term success. The Human Resources department leads our learning and development efforts partnering with learning professionals embedded in functions throughout our operating and services companies. Employees have access to a wide variety of development programs, including new employee onboarding, in-person, virtual and self-guided training programs, technical training, including training to maintain professional certifications, and our educational refund program for continuing education.
An additional tool we use to motivate and recognize employees is our employee recognition program, Snap, which allows leaders and employees to reward and recognize colleagues for their outstanding performance and everyday excellence.
We regularly conduct confidential employee engagement surveys to seek feedback on a variety of topics, including employee satisfaction, support from leadership, corporate culture and culture of compliance. In addition, in 2022, we conducted quarterly employee surveys to gauge overall engagement and to obtain feedback on topics such as workplace flexibility, workload, inclusion, development opportunities, management support, compliance and understanding of business strategy. Survey results, including comparisons to prior results, are shared with our employees and our Board and are used to modify or enhance our human capital management programs.
Workplace Safety
Our goal is for every Altria employee to experience an injury-free career, which is supported by our Safety Management System (“SMS”). We strive for continuous improvement in our employee safety program through SMS infrastructure. Our Occupational Safety and Health Administration recordable injury rate for 2022 was 1.3% (versus 1.7% for 2021) and remains below the benchmark for companies in the U.S. Beverage and Tobacco Product Manufacturing industry classification.
Number of Employees and Labor Relations
At December 31, 2022, we employed approximately 6,300 people. Twenty-eight percent of our employees were hourly manufacturing employees who are members of labor unions subject to collective bargaining agreements. We believe we engage and collaborate effectively with our hourly employees, as demonstrated by the positive working relationship between our companies and the unions. We also have long-term agreements that resolve any collective bargaining dispute through binding arbitration, which further demonstrates our trust-based relationship with the unions.
Supply Chain Human Capital Matters
We support efforts to address human capital concerns in the tobacco supply chain. For example, in our domestic tobacco supply chain, in 2022, all of our domestic tobacco growers participated in the Good Agricultural Practices Certification Program to assess growers’ compliance with practices related to labor management and all of our tobacco suppliers participated in the tobacco industry’s Sustainable Tobacco Program, which includes standards related to human and labor rights. Our tobacco companies also establish contract terms and conditions with tobacco growers and leaf suppliers addressing child and forced labor and conduct social compliance audits at leaf supplier facilities in high-risk tobacco growing regions within the United States and internationally. In addition, all suppliers of goods and services that maintain operations in high-risk countries are subject to social compliance audits of those operations.
More information about efforts discussed in this section can be found in our Corporate Responsibility Reports at www.altria.com/responsibility.
▪Intellectual Property: Trademarks are of material importance to us and are protected by registration or otherwise. In addition, as of December 31, 2022, the portfolio of United States patents owned by our businesses, as a whole, was material to us and our tobacco businesses. However, no one patent or group of related patents was material to our business or our tobacco businesses as of

December 31, 2022. Our businesses also have proprietary trade secrets, technology, know-how, processes and other intellectual property rights that are protected by appropriate confidentiality measures. Certain trade secrets are material to us and our tobacco businesses.
▪Government Regulations: We are subject to various federal, state and local laws and regulations. For discussion of laws and regulations impacting our tobacco operating companies, see Tobacco Space - Business Environment in Item 7.
We and our subsidiaries (and former subsidiaries) are also subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States: the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. Our subsidiaries (and former subsidiaries) are involved in several matters subjecting them to potential costs of remediation and natural resource damages under Superfund or other laws and regulations. Our subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. As discussed in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in Item 8 (“Note 2”), we provide for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change. Other than those amounts, it is not possible to reasonably estimate the cost of any environmental remediation and compliance efforts that our subsidiaries may undertake in the future. In the opinion of management, however, compliance with environmental laws and regulations, including the payment of any remediation costs or damages and related expenditures, has not had, and is not expected to have, a material adverse effect on our business, results of operations, capital expenditures, financial position or cash flows.
Available Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers from which investors can electronically access our SEC filings.
We make available free of charge on or through our website (www.altria.com) our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Investors can access our filings with the SEC by visiting www.altria.com/secfilings.
The information on our respective websites is not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any other filings we make with the SEC.

Item 1A. Risk Factors.
Our business is subject to various risks and uncertainties that are difficult to predict, may materially affect actual results and are often outside of our control. We identify a number of these risks and uncertainties below. You should read the following risk factors carefully in connection with evaluating our business and the forward-looking statements contained in this Form 10-K.
This Form 10-K contains statements concerning our expectations, plans, objectives, future financial performance and other statements that are not historical facts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “forecasts,” “intends,” “projects,” “goals,” “objectives,” “guidance,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. If risks or uncertainties materialize, or if underlying estimates or assumptions prove inaccurate, actual results could differ materially from those anticipated. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in our securities. Under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we identify important factors that, individually or in the aggregate, could cause actual results and outcomes, including with respect to our ability to achieve our Vision, to differ materially from those contained in, or implied by, any forward-looking statements we make. We elaborate on these important factors and the risks we face throughout this Form 10-K, particularly in the “Executive Summary” and “Business Environment” sections preceding our discussion of the operating results of our segments in Item 7. You should understand that it is not possible to predict or identify all factors and risks. Consequently, you should not consider the foregoing list to be complete. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.

Risks Relating to Our Business
Business Operations Risks
We may be unsuccessful in anticipating and responding to changes in adult tobacco consumer preferences and purchase behavior, including as a result of difficult economic conditions, which could have a material adverse effect on our business, results of operations, cash flows or financial position.
Our operating companies’ portfolios of tobacco products are largely comprised of premium brands, such as Marlboro, Copenhagen and Skoal. As adult tobacco consumer preferences evolve, consumers are increasingly moving across tobacco categories. The willingness of adult tobacco consumers to purchase premium brands is affected by macroeconomic conditions, including inflation and overall economic stability. In periods of economic uncertainty and high inflation, among other conditions, we have observed adult tobacco consumers reduce consumption, purchase more discount brands and consider lower-priced tobacco products, including different categories of tobacco products than those they traditionally purchase.
Our ability to effectively respond to new and evolving adult tobacco consumer purchase behavior catalyzed by challenging macroeconomic conditions and changes in adult tobacco consumer preferences depends on our ability to promote brand equity successfully among our premium and discount brands and broaden our product portfolios across price-points and categories, including by bringing to market new and innovative tobacco products that appeal to adult tobacco consumers. Our failure to do so or our failure to anticipate changing adult tobacco consumer preferences, improve productivity and protect or enhance margins through cost savings and price increases, could have a material adverse effect on our business, results of operations, cash flows or financial position.
We face significant competition, and our failure to compete effectively could have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
Our operating companies operate in highly competitive environments. Significant competition exists with respect to product quality, taste, price, product innovation, marketing, packaging, distribution and promotional activities. In addition, as adult tobacco consumer preferences evolve, consumers are increasingly moving across tobacco categories. Our operating companies’ failure to compete effectively in these environments could negatively impact profitability, market share (including as a result of down-trading to lower-priced competitive brands) and shipment volume, which could have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
The growth of innovative tobacco products, including e-vapor products and oral nicotine pouches, has contributed to reductions in the consumption levels and industry sales volume of cigarettes and other tobacco products, including MST. Furthermore, the sale of synthetic nicotine products without authorization from the FDA could negatively impact the growth of other innovative tobacco products. If we are unable to compete effectively in innovative tobacco product categories, including through internal product development, on! oral nicotine pouch products, our investment in JUUL, potential future investments in the e-vapor category, our participation in Horizon and other potential future partnerships with Japan Tobacco, such inability could have a material adverse impact on our business, results of operations, cash flows or financial positions and our ability to achieve our Vision.
PM USA also faces competition from lower-priced brands sold by certain United States and foreign manufacturers that have cost advantages because they are not parties to settlements of certain tobacco litigation in the United States and, as such, are not required to make annual settlement payments as required by the parties to the settlements. These settlement payments, which are inflation-adjusted, are significant for PM USA and have contributed to substantial cigarette price increases to help cover their cost. Manufacturers not party to the settlements are subject to state escrow legislation requiring escrow deposits. Such manufacturers may avoid these escrow obligations by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers’ cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and imports of foreign lower-priced brands. Our failure to compete with lower-priced cigarette brands and counter the impacts of illicit trade in tobacco products could have a material adverse effect on our business, results of operations, cash flows or financial position.
We may be unsuccessful in commercializing innovative products, including tobacco products with reduced health risks relative to certain other tobacco products and that appeal to adult tobacco consumers, which may have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
We have growth strategies involving innovative products that may have reduced health risks relative to certain other tobacco products, while continuing to offer adult tobacco consumers (within and outside the United States) products that meet their taste expectations and evolving preferences. If we are not successful in executing these strategies, there could be a material negative impact on our business and our ability to achieve our Vision.
In October 2022, we entered into a joint venture with JTIUH to form Horizon for the marketing and commercialization of HTS products in the U.S. Horizon’s success in generating new revenue streams by commercializing current and future HTS products owned by us or Japan Tobacco is dependent upon a number of factors. Also, if the parties are unsuccessful in collaborating on the development and global commercialization of additional innovative smoke-free tobacco products, such an outcome could have a negative effect on our ability to generate new revenue streams and enter new geographic markets.
In September 2022, we exercised our option to be released from our JUUL non-competition obligations. As a result, we now have less voting power and influence over JUUL’s financial and operating policies, and JUUL has greater flexibility to pursue strategic options with respect to its business. If we are unable to identify and execute on new opportunities to acquire, develop or commercialize innovative products within the e-vapor space, we could be at a competitive disadvantage in the e-vapor category, which could have a negative effect on our ability to generate new revenue streams.
We cannot predict whether regulators, including the FDA, will permit the marketing or sale of any particular innovative products (including products with claims of reduced risk to adult tobacco consumers), the speed with which they may make such determinations or whether they will impose a burdensome regulatory framework on such products. In addition, the FDA could, for a variety of reasons, determine that innovative products on the market but pending FDA review of the associated PMTA (such as on! oral nicotine pouches), or those that have previously received authorization, including with a claim of reduced exposure, are not appropriate for the public health, and the FDA could require such products be taken off the market. We also cannot guarantee that any innovative products we commercialize will appeal to adult tobacco consumers or whether adult tobacco consumers’ purchasing decisions would be affected by reduced-risk claims on such products if permitted.
If we do not succeed in commercializing innovative tobacco products that appeal to adult tobacco consumers or we fail to obtain or maintain regulatory approval for the marketing or sale of these products, including with claims of reduced health risks, we could be at a competitive disadvantage, which could have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
Failure to complete or manage strategic transactions, including acquisitions, dispositions, joint ventures and investments in third parties, could have a material adverse effect on our business and our ability to achieve our Vision.
We regularly evaluate potential strategic transactions, including acquisitions, dispositions, joint ventures and investments in third parties. Opportunities for strategic transactions may be limited, and the success of any such transaction is dependent upon our ability to realize the expected benefits of the transaction in the expected time frame or at all. Furthermore, following the completion of a transaction there may be certain financial, managerial, staffing and talent, and operational risks, including diversion of management’s attention from existing core businesses, difficulties integrating other businesses into existing operations and other challenges presented by a transaction that does not achieve anticipated sales levels and profitability. We can provide no assurance that we will be able to enter into attractive business relationships or execute strategic transactions on favorable terms or at all or that any such relationships or transactions will improve our competitive position or have the intended financial outcomes. For example, to date, our investments in JUUL and Cronos have not resulted in the economic and competitive advantages expected at the time the investments were made. If any acquisition, disposition, joint venture, investment in a third party or other strategic relationship is not successful, there could be a material negative impact on our business, financial position and our ability to achieve our Vision.
Significant changes in price, availability or quality of tobacco, other raw materials or component parts could have a material adverse effect on our profitability and business.
Shifts in crops (such as those driven by macroeconomic conditions and adverse weather patterns), government restrictions and mandated prices, production control programs, economic trade sanctions, import duties and tariffs, international trade disruptions, inflation, geopolitical instability, climate and environmental changes and disruptions due to man-made or natural disasters may increase the cost or reduce the supply or quality of tobacco, other raw materials, ingredients or component parts used to manufacture our products. Any significant change in such factors could restrict our ability to continue manufacturing and marketing existing products or impact adult consumer product acceptability and have a material adverse effect on our business and profitability.
For varieties of tobacco only available in limited geographies, government-mandated prices and production control programs, political instability or government prohibitions on the import or export of tobacco in certain countries pose additional risks to price, availability and quality. In addition, as consumer demand increases for smoke-free products and decreases for combustible products, the volume of tobacco leaf required for production may decrease, resulting in reduced demand. The reduced demand for tobacco leaf may result in the reduced supply and availability of domestic tobacco as growers divert resources to other crops or cease farming. The unavailability or unacceptability of any one or more particular varieties of tobacco leaf necessary to manufacture our operating companies’ products could restrict our ability to continue marketing existing products or impact adult tobacco consumer product acceptability, which could have a material adverse effect on our business and profitability.
Current macroeconomic conditions and geopolitical instability (including high inflation, high gas prices, rising interest rates, labor shortages, supply and demand imbalances and the Russian invasion of Ukraine) are causing worldwide disruptions and delays to supply chains and commercial markets, which limit access to, and increase the cost of, raw materials, ingredients and component parts (for example, tobacco leaf and resins and aluminum used in our packaging). Furthermore, challenging economic conditions can create the risk that our suppliers, distributors, logistics providers or other third-party partners suffer financial or operational difficulties, which may impact their ability to provide us with or distribute finished product, raw materials and component parts and services in a timely manner or at all.
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
If we are unable to compensate for supply shortages or elevated commodity and other costs through sustained price increases, cost efficiencies, such as in manufacturing and distribution, or otherwise manage the exposure through sourcing strategies, the limited use of commodity hedging contracts or through other initiatives, our business, results of operations, cash flows and financial condition could be materially adversely impacted.
Our operating companies rely on a few significant facilities and a small number of key suppliers, distributors and distribution chain service providers, and an extended disruption at a facility or in service by a supplier, distributor or distribution chain service provider could have a material adverse effect on our business, results of operations, cash flows or financial position.
Our operating companies face risks inherent in reliance on a few significant manufacturing facilities and a small number of key suppliers, distributors and distribution chain service providers. A natural or man-made disaster, cyber-incident, global pandemic or other disruption that affects the manufacturing operations of any of our companies, the operations of any key supplier, distributor or distribution chain service provider of any of our operating companies or any other disruption in the supply or distribution of goods or services (including a key supplier’s inability to comply with government regulations, lack of available workers or unwillingness to supply goods or services to a tobacco company) could adversely impact operations. Operations of our operating companies, suppliers, distributors and distribution chain service providers could be suspended temporarily once or multiple times, or halted permanently, depending on various factors. An extended disruption in operations experienced by one or more of our operating companies or in the supply or distribution of goods or services by one or more key suppliers, distributors or distribution chain service providers, could have a material adverse effect on our business, results of operations, cash flows or financial position.
We may be required to write down intangible assets, including trademarks and goodwill, due to impairment, which could have a material adverse effect on our results of operations or financial position.
We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general macroeconomic and geopolitical conditions, regulatory developments, changes in category growth rates as a result of changing adult tobacco consumer preferences, success of planned new product expansions, competitive activity and income and excise taxes. Certain events also can trigger an immediate review of intangible assets. If an impairment is determined to exist, we will incur impairment losses, which could have a material adverse effect on our results of operations or financial position.
We could decide, or be required to, recall products, which could have a material adverse effect on our business, reputation, results of operations, cash flows or financial position.
We could decide, or laws or regulations could require us, to recall products due to the failure to meet quality standards or specifications, suspected or confirmed and deliberate or unintentional product contamination, or other product adulteration, misbranding or tampering. A product recall or a product liability or other claim (even if unsuccessful or without merit) could generate negative publicity about us and our products. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, adult tobacco consumers might reduce their overall consumption of products in the category. Any of these events could have a material adverse effect on our business, reputation, results of operations, cash flows or financial position.
We face various risks related to health epidemics and pandemics, such as the COVID-19 pandemic, and such events, and the measures that international, federal, state and local governments, agencies, law enforcement and health authorities implement to address them, could have a material adverse effect on our business, results of operations, cash flows or financial position.
An epidemic, pandemic or other significant public health emergency, and the measures taken by governmental authorities to address it, could significantly disrupt our ability to operate our businesses in the ordinary course. Furthermore, any associated economic consequences could have a material adverse effect on our business, results of operations, cash flows or financial position.
If COVID-19 resurged or any similar public health emergency occurred in the future, we could experience negative impacts. In addition, the specific characteristics of any future public health emergency and associated governmental responses could result in other negative impacts that we cannot foresee. Accordingly, any future emergence or resurgence of an epidemic, pandemic or other public health emergency could have a material adverse effect on our business, results of operations, cash flows or financial position.

We may be unable to attract and retain a highly skilled and diverse workforce due to the decreasing social acceptance of tobacco usage, tobacco control actions and other factors, which could have a material adverse effect on our business and our ability to achieve our Vision.
Our ability to implement our strategy of attracting and retaining a highly skilled and diverse workforce may be impaired by the decreasing social acceptance of tobacco usage, tobacco regulation and control actions and other factors. The tobacco industry competes for talent with the consumer products industry and other companies that may enjoy greater societal acceptance and fewer long-term challenges. As a result, we may be unable to attract and retain highly skilled and diverse talent. In addition, our ability to retain a highly skilled and diverse workforce may be adversely affected by current labor market dynamics in which the number of U.S. workers leaving their jobs and the competition for highly skilled and diverse workers have increased significantly. Failure to attract and retain highly skilled and diverse talent could have a material adverse effect on our business and our ability to achieve our Vision.
Litigation, Legislative and Regulatory Risks
Unfavorable outcomes with respect to litigation proceedings or any governmental investigations could materially adversely affect our results of operations, cash flows or financial position.
Legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against us and our subsidiaries, including PM USA, as well as our and their respective indemnitees and indemnitors. Various types of claims may be raised in these proceedings, including product liability, unfair trade practices, antitrust, tax, contraband-related claims, patent infringement, employment matters, claims alleging violations of the Racketeer Influenced and Corrupt Organizations Act, claims for contribution and claims of competitors, shareholders and distributors. Legislative action, such as changes to tort law, also may expand the types of claims and remedies available to plaintiffs.
Altria and/or one or more of our subsidiaries, including PM USA, are named as defendants in various e-vapor individual and class action lawsuits related to JUUL e-vapor products, including independent lawsuits initiated by certain state attorneys general.
Litigation is subject to significant uncertainty, and there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related or other litigation are significant and, in certain cases, have ranged in the billions of dollars. The variability in pleadings in multiple jurisdictions and the actual experience of management in litigating claims demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome.
In certain cases, plaintiffs claim that defendants’ liability is joint and several. In such cases, we may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, we may have to pay more than our proportionate share of any bonding- or judgment-related amounts under certain circumstances. Furthermore, in cases where plaintiffs are successful, we also may be required to pay interest and attorneys’ fees.
Although we historically have been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 47 states and Puerto Rico now limit the dollar amount of bonds or require no bond at all. However, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although we cannot predict the outcome of such challenges, it is possible that our business, results of operations, cash flows or financial position could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.
In certain litigation, we and our subsidiaries may face potentially significant non-monetary remedies that could have a material adverse effect on our businesses. For example, in the Federal Government’s lawsuit, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of “corrective statements.” In the patent lawsuit adjudicated before the ITC, the ITC banned the importation of IQOS devices, Marlboro HeatSticks and component parts into the United States and the sale and marketing of any such products previously imported into the United States. As a result of the ITC’s decision, PM USA removed the IQOS devices, Marlboro HeatSticks and any infringing components from the marketplace. Additionally, the U.S. Federal Trade Commission (“FTC”) has issued an administrative complaint against Altria and JUUL on antitrust grounds that, if successful, would allow the FTC to order a broad range of non-monetary remedies with respect to our investment in JUUL, including divestiture of our minority investment in JUUL, rescission of the transaction and all associated agreements, a requirement of FTC approval of future agreements related to the development, manufacture, distribution or sale of e-vapor products and prohibition against any officer or director of either Altria or JUUL serving on the other party’s board of directors or attending meetings of the other party’s board of directors and notice to the FTC in advance of certain corporate actions, including acquisitions, mergers or certain corporate restructurings.
Each of Altria and its subsidiaries named as a defendant in pending litigation believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts.

We have defended, and will continue to defend, vigorously against litigation challenges. However, we may enter into settlement discussions in particular cases if we believe it is in our best interests to do so.
From time to time, we are subject to federal and state governmental investigations on a range of matters. We currently are subject to a number of governmental investigations concerning various aspects of our investment in, and relationship with, JUUL.
We cannot predict the outcome of any litigation proceedings or governmental investigations, and unfavorable outcomes in any such proceedings or investigations could materially adversely affect our results of operations, cash flows or financial position.
Significant federal, state and local governmental actions, including FDA regulatory actions, and various private sector actions may continue to have a material adverse impact on our operating companies’ sales volumes and our business.
We face significant governmental and private sector actions, including efforts aimed at reducing the incidence of tobacco use and efforts seeking to hold us responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. These actions, combined with the diminishing social acceptance of smoking, have resulted in reduced cigarette industry volume, and we expect that these factors will continue to reduce cigarette consumption levels, which could have a material adverse effect on our business, results of operations, cash flows or financial position.
In addition, actions by the FDA and other federal, state or local governments or agencies may (i) impact the adult tobacco consumer acceptability of or access to tobacco products (for example, through nicotine or constituent limits or menthol or other flavor bans), (ii) delay or prevent the launch of new or modified tobacco products or products with claims of reduced risk, (iii) limit adult tobacco consumer choices, (iv) restrict communications to adult tobacco consumers, (v) restrict the ability to differentiate tobacco products, (vi) create a competitive advantage or disadvantage for certain tobacco companies, (vii) impose additional manufacturing, labeling or packing requirements, (viii) interrupt manufacturing or otherwise significantly increase the cost of doing business, (ix) result in increased illicit trade in tobacco products or (x) restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments. Legislative and regulatory action could also require the recall or other removal of tobacco products from the marketplace (for example as a result of (i) a determination relating to product contamination, (ii) legislation and rulemaking banning menthol or other flavors, (iii) a determination by the FDA that one or more tobacco products do not satisfy the statutory requirements for substantial equivalence, (iv) an FDA requirement that a currently marketed tobacco product proceed through the pre-market review process, (v) the FDA’s failure to authorize a PMTA or (vi) the FDA’s determination that removal is otherwise necessary for the protection of public health).
Any federal, state or local governmental action, including regulatory actions by the FDA, may have a material adverse impact on our business, results of operations, cash flows or financial position. Such action also could negatively impact adult smokers’ transition to these products, which could materially adversely affect our ability to achieve our Vision.
Tobacco products are subject to substantial taxation, and any increases in tobacco product-related taxes could have a material adverse impact on sales of our operating companies’ products.
Tobacco products are subject to substantial taxation, including excise taxes. Significant increases in taxes or fees on tobacco products (including traditional products as well as e-vapor and oral nicotine products) have been proposed or enacted and are likely to continue to be proposed or enacted within the United States at the federal, state and local levels. The frequency and magnitude of excise tax increases can be influenced by various factors, including federal and state budgets and the composition of executive and legislative bodies. Tax increases are expected to continue to have an adverse impact on sales of our operating companies’ tobacco products through lower consumption levels and the potential shift in adult tobacco consumer purchases from the premium to the non-premium or discount segments, to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. Such shifts may also have an adverse impact on the reported share performance of our tobacco products. Any increases in tobacco-related taxes or fees may have a material adverse impact on our business, results of operations, cash flows or financial position. In addition, substantial excise tax increases on e-vapor and oral nicotine products may negatively impact adult smokers’ transition to these products, which could materially adversely affect our ability to achieve our Vision.
International business operations subject us to various U.S. and foreign laws and regulations, and violations of such laws or regulations could result in reputational harm, legal challenges and significant penalties and other costs.
While we are primarily engaged in business activities in the United States, we engage (directly or indirectly) in certain international business activities that are subject to various U.S. and foreign laws and regulations, such as foreign privacy laws, the U.S. Foreign Corrupt Practices Act and other laws prohibiting bribery and corruption. Although we have a Code of Conduct for Compliance and Integrity and a compliance system designed to prevent and detect violations of applicable law, no system can provide assurance that it will always protect against improper actions by employees, joint venture partners, investees or third parties. Violations of these laws, or allegations of such violations could result in reputational harm, legal challenges and significant penalties and other costs.

A challenge to our tax positions, an increase in the income tax rate or other changes to federal or state tax laws could materially adversely affect our earnings or cash flows.
Tax laws and regulations are complex and subject to varying interpretations. A successful challenge to one or more of our tax positions (which could give rise to additional liabilities, including interest and potential penalties), an increase in the corporate income tax rate or other changes to federal or state tax laws, including changes to how foreign investments are taxed, could materially adversely affect our earnings or cash flows.
Legal and regulatory requirements related to climate change and other environmental sustainability matters could have a material adverse impact on our business and results of operations.
The increased concern over climate change and other sustainability matters is likely to result in new or additional legal and regulatory requirements intended to reduce or mitigate environmental issues and may relate to, among other things, greenhouse gas emissions, alternative energy policy, single-use plastics and additional disclosure obligations. This additional regulation may materially adversely affect our business, results of operations, cash flows and financial condition by increasing our compliance and manufacturing costs and negatively impacting our reputation if we are unable to, or are perceived not to, satisfy such requirements.
Capital Markets and Financing Risks
Disruption and uncertainty in the credit and capital markets could materially adversely affect our business.
Access to the credit and capital markets is important for us to satisfy our liquidity and financing needs. We typically access the commercial paper market in the second quarter to help fund payments under the Master Settlement Agreement (the “MSA”), tax obligations and shareholder dividends. Disruption and uncertainty in the credit or capital markets or high interest rates could negatively impact the availability or cost of capital and adversely affect our liquidity, cash flow, earnings and dividend rate. In addition, tighter credit markets may lead to business disruptions for our suppliers and service providers, which could, in turn, materially adversely impact our business, results of operations, cash flows and financial condition.
A downgrade or potential downgrade of our credit ratings could adversely impact our borrowing costs and access to credit and capital markets, which could materially adversely affect our financial condition.
Rating agencies routinely evaluate us, and their ratings are based on a number of factors, including our cash generating capability, levels of indebtedness, policies with respect to shareholder distributions, the impact of strategic transactions and our financial strength generally, as well as factors beyond our control, such as the state of the economy and our industry. Any downgrade or announcement that we are under review for a potential downgrade of our credit ratings, as occurred following our investment in JUUL, especially any downgrade to below investment grade, could increase our future borrowing costs, impair our ability to access the credit and capital markets, including the commercial paper market, on terms commercially acceptable to us or at all or result in a reduction in our liquidity, requiring us to rely on more expensive types of debt financing. Any such outcome could have a material adverse impact our financial condition.
We may be unable to attract investors due to increasing investor expectations of our performance relating to environmental, social and governance factors.
There is an increasing focus from investors and other stakeholders on corporate responsibility, including with respect to environmental, social and governance (“ESG”) matters. There has been an increase in third-party providers of ESG assessments and ratings to satisfy investor demand for measurement of corporate responsibility performance, and the criteria by which these third parties measure such performance may vary or change over time. Investors may use these non-financial performance factors to guide investment strategies and, in some cases, may choose not to invest in us if their policies prevent them from investing in tobacco companies or if they believe our policies, actions or disclosures on corporate responsibility issues are inadequate. There is also increased focus, including by governmental and non-governmental organizations, investors, customers, consumers, our employees and other stakeholders, on sustainability matters. Despite our efforts, any failure to achieve our corporate responsibility goals, including those aimed at reducing the harm associated with our companies’ products, could result in adverse publicity, materially adversely affect our business and reputation and impair our ability to attract and retain investors, which could have a material negative impact on the market value of our stock.
Information Technology and Data Privacy Risks
The failure of our, or our service providers’ or key suppliers’, information systems to function as intended, or cyber-attacks or security breaches, could have a material adverse effect on our business, reputation, results of operations, cash flows or financial position.
We rely extensively on information systems, many of which are managed by third-party service providers (such as cloud data service providers), to support a variety of business processes and activities, including: complying with regulatory, legal, financial reporting and tax requirements; engaging in marketing and e-commerce activities; managing and improving the effectiveness of our operations; manufacturing and distributing our products; collecting and storing sensitive data and confidential information; and communicating with employees, investors, suppliers, trade customers, adult tobacco consumers and others. Our suppliers and supply chain service providers also rely extensively on information systems. We continue to make appropriate investments in administrative, technical and physical safeguards to protect our information systems and data from cyber-threats, including human error and malicious acts. Our safeguards include employee training, testing and auditing protocols, backup systems and business continuity plans, maintenance of security policies and procedures, monitoring of networks and systems, and third-party risk management.
From time-to-time, we and our suppliers experience attempts to infiltrate and interrupt information systems. While infiltration attempts have increased, to date, interruptions of these information systems as a result of infiltration attempts have not had a material impact on our operations. However, because technology is increasingly complex and cyber-attacks are increasingly sophisticated and more frequent, there can be no assurance that such incidents will not have a material adverse effect on us in the future. Failure of our, or our service providers’ or key suppliers’, information systems to function as intended, or cyber-attacks or security breaches, could result in loss of revenue, assets, personal data, intellectual property, trade secrets or other sensitive and confidential data, violation of applicable privacy and data security laws, reputational harm to the companies and their brands, operational disruptions, legal challenges and significant remediation and other costs.
Our failure to comply with personal data protection and privacy laws could materially adversely affect our business.
We are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding personal data protection and privacy laws. These laws and regulations may be interpreted and applied differently from country to country or, within the United States, from state to state, and can create inconsistent or conflicting requirements. Our efforts to comply with these laws and regulations impose significant costs and challenges that are likely to continue to increase over time, particularly as additional jurisdictions adopt similar regulations. Failure to comply with these laws and regulations or to otherwise protect personal data from unauthorized access, use or other processing, could result in litigation, claims, legal or regulatory proceedings, inquiries or investigations, damage to our reputation, fines or penalties, all of which can have a material adverse effect on our business.
Risks Relating to Our Investments in Equity Securities
The expected benefits of our investment in ABI may not materialize in the expected manner or timeframe or at all, which could have a material adverse impact on our financial position or earnings.
The expected benefits of our investment in ABI may not materialize in the expected manner or timeframe or at all, including due to foreign currency exchange rates; ABI’s business results; ABI’s share price; impairment losses on the value of our investment; our incurrence of additional tax liabilities related to our investment in ABI; and potential reductions in the number of directors that we can have appointed to the ABI board of directors.
We account for our investment in ABI under the equity method of accounting. For purposes of financial reporting, the earnings from and carrying value of our equity investment in ABI are translated into U.S. dollars (“USD”) from various local currencies. In addition, ABI pays dividends in euros, which we convert into USD. During times of a strengthening USD against these currencies, our reported earnings from and carrying value of our equity investment in ABI will be reduced because these currencies will translate into fewer USD and the dividends that we receive from ABI will convert into fewer USD. Dividends and earnings from and carrying value of our equity investment in ABI are also subject to the risks encountered by ABI in its business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate. For example, in 2020, as a result of the uncertainty, volatility and impact of the COVID-19 pandemic on ABI’s business, ABI reduced by 50% its final 2019 dividend paid in the second quarter of 2020 and did not pay its interim 2020 dividend that would have been paid in the fourth quarter of 2020, which resulted in a reduction of cash dividends we received from ABI.
We assess the value of our equity investment in ABI as required by accounting principles generally accepted in the United States. If the carrying value of our investment in ABI exceeds its fair value and any loss in value is other than temporary, we record appropriate impairment losses. In prior periods, we have concluded that the fair value of our equity investment in ABI declined below the carrying value of our investment in ABI and that this decline in fair value was other than temporary. As a result, we recorded non-cash, pre-tax impairment charges for those periods. It is possible that we may be required to record significant impairment charges in the future and, if we do so, our net income and carrying value of our equity investment in ABI could be materially adversely affected.
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
A challenge to our investment in JUUL, if successful, could result in a broad range of resolutions such as divestiture of the investment or rescission of the transaction. In April 2020, the FTC issued an administrative complaint against Altria and JUUL alleging that our 35% investment in JUUL and the associated agreements constitute an unreasonable restraint of trade in violation of Section 1 of the Sherman Act and Section 5 of the FTC Act, and substantially lessened competition in violation of Section 7 of the Clayton Act. The FTC seeks a broad range of remedies, including divestiture of our minority investment in JUUL, rescission of the transaction and all associated agreements, a requirement of FTC approval of future agreements related to the development, manufacture, distribution or sale of e-vapor products and prohibition against any officer or director of either Altria or JUUL serving on the other party’s board of directors or attending meetings of the other party’s board of directors and notice to the FTC in advance of certain corporate actions, including acquisitions, mergers or certain corporate restructurings. The administrative trial was held before an FTC administrative law judge in June 2021. In February 2022, the administrative law judge dismissed the FTC’s complaint. FTC complaint counsel appealed that decision to the FTC Commissioners. Any adverse ruling the FTC Commissioners issue following their review may be appealed to a federal appellate court.
Also, various putative class action lawsuits have been filed against Altria (and in some cases, subsidiaries of Altria) and JUUL. The lawsuits cite the FTC administrative complaint referenced above and allege claims similar to those made by the FTC. Plaintiffs in these lawsuits are seeking various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid, divestiture of our investment in JUUL and rescission of the transaction.
A successful challenge by the FTC or the plaintiffs in the lawsuits to the investment would adversely affect us, including by eliminating, or substantially limiting, our rights with respect to our investment in JUUL and our flexibility to pursue other investments in the e-vapor space.
Our investment in Cronos subjects us to certain risks associated with Cronos’s business, including legal, regulatory and reputational risks.
Our equity investment in Cronos, a Canadian cannabinoid company, subjects us to various risks relating to Cronos’s business, such as legal, regulatory and reputational risks. Cronos is engaged in the manufacture, marketing and distribution of U.S. hemp-derived cannabinoid supplements and cosmetic products in the United States and the cultivation, manufacture and marketing of cannabis and cannabis-derived products for the medical and adult-use markets in various international jurisdictions. Accordingly, Cronos’s operations are subject to laws, regulations and guidelines promulgated by various U.S. and international governmental authorities. In the United States, these laws include the Controlled Substances Act, the Civil Assets Forfeiture Reform Act (as it relates to violation of the Controlled Substances Act), all related applicable anti-money laundering laws and FDA regulations. A failure by Cronos or Altria to comply with these and other applicable laws, including cannabis laws, could result in criminal, civil or tax liability, negative impacts on the availability and cost of capital and credit or reputational harm for Altria.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
ALCS owns one property in Richmond, Virginia that serves as the headquarters facilities for Altria, PM USA, USSTC, Middleton, Helix and certain other subsidiaries.
PM USA owns and operates a manufacturing facility located in Richmond, Virginia that PM USA uses in the manufacturing of cigarettes (smokeable products segment). PM USA leases portions of this facility to our other subsidiaries for use in the manufacturing of cigars (smokeable products segment) and MST, snus and oral nicotine pouch products (oral tobacco products segment). In addition, PM USA owns a research and technology center in Richmond, Virginia that it leases to ALCS.
The oral tobacco products segment has various manufacturing and processing facilities, the most significant of which are located in Nashville, Tennessee.
The plants and properties owned or leased and operated by us are maintained in good condition and are believed to be suitable and adequate for present needs.

Item 3. Legal Proceedings.
The information required by this Item is included in Note 17 and Exhibits 99.1 and 99.2 to this Form 10-K. Altria’s consolidated financial statements and accompanying notes for the year ended December 31, 2022 were filed on Form 8-K on February 1, 2023 (such consolidated financial statements and accompanying notes are also included in Item 8). The following summarizes certain developments in Altria’s litigation since the filing of the Form 8-K.
Recent Developments
▪Non-Engle Progeny Litigation
Woodley: In February 2023, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA, awarding $5 million in compensatory damages. We intend to file post-trial motions challenging the award and, if necessary, an appeal.
▪Health Care Cost Recovery Legislation
NPM Adjustment Disputes: In connection with the non-participating manufacturer dispute with the State of Iowa in which Iowa sought a total of approximately $133 million in disputed payments from all defendants combined, as well as treble and punitive damages, and other relief, the participating manufacturers filed a cross motion to compel arbitration, which was heard in December 2022. In February 2023, the Iowa state court granted the participating manufacturers’ motion, compelling arbitration.
▪Federal and State Shareholder Derivative Lawsuits
In February 2023, plaintiffs and defendants in all of the federal and state derivative cases agreed upon a settlement that was granted final approval by the federal court in the Eastern District of Virginia. The settlement will become effective upon the expiration of the deadlines for any appeals.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Performance Graph
The graph below compares the cumulative total shareholder return of our common stock for the last five years with the cumulative total return for the same period of the S&P 500 Index and the S&P Food, Beverage and Tobacco Industry Group Total Return Index. The graph assumes the investment of $100 in common stock and each of the indices as of the market close on December 31, 2017 and the reinvestment of all dividends on a quarterly basis.

Comparison of Five-Year Cumulative Total Shareholder Return
Altria
S&P Food, Beverage & Tobacco
S&P 500
250
200
150
100
50
Altria/Index Value
2017
2018
2019
2020
2021
2022
Year Ending

Date	Altria	S&P Food, Beverage & Tobacco	S&P 500
December 2017	$100.00	$100.00	$100.00
December 2018	$72.91	$85.08	$95.61
December 2019	$78.71	$106.29	$125.70
December 2020	$70.54	$112.20	$148.83
December 2021	$87.66	$130.35	$191.55
December 2022	$91.50	$142.18	$156.86
Sources: FactSet for 2020 to 2022 and Bloomberg “Total Return Analysis” calculated on a daily basis for 2018 and 2019. Total return assumes reinvestment of dividends as of the ex-dividend date.
Market and Dividend Information
The principal stock exchange on which our common stock (par value $0.33 1/3 per share) is listed is the New York Stock Exchange under the trading symbol “MO”. At February 15, 2023, there were approximately 50,000 holders of record of our common stock.
We have a history of paying cash dividends and have maintained a dividend payout ratio target of approximately 80% of our adjusted diluted earnings per share. Future dividend payments remain subject to the discretion of our Board of Directors.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2022
In January 2021, our Board of Directors authorized a $2.0 billion share repurchase program that it expanded to $3.5 billion in October 2021 (as expanded, the “January 2021 share repurchase program”), which we completed in December 2022.
In January 2023, our Board of Directors authorized a new $1.0 billion share repurchase program, which we expect to complete by December 31, 2023. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our share repurchase activity for each of the three months in the period ended December 31, 2022, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1- October 31, 2022	2,840,310	$43.90	2,840,310	$249,401,660
November 1- November 30, 2022	2,774,953	$44.95	2,774,473	$124,702,252
December 1- December 31, 2022	2,682,998	$46.48	2,682,893	$—
For the Quarter Ended December 31, 2022	8,298,261	$45.09	8,297,676
(1) The total number of shares purchased includes (a) shares purchased under the January 2021 share repurchase program and (b) shares withheld by Altria in an amount equal to the statutory withholding taxes for vested stock-based awards previously granted to eligible employees (which totaled 480 shares in November and 105 shares in December).

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the other sections of this Form 10-K, including the consolidated financial statements and related notes contained in Item 8, and the discussion of risk factors that may affect future results in Item 1A. Additionally, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in our 2021 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, which we filed with the SEC on February 25, 2022 and is incorporated by reference into this Form 10-K for the year ended December 31, 2022.
In this MD&A section, we refer to the following “adjusted” financial measures: adjusted operating companies income (loss) (“OCI”); adjusted OCI margins; adjusted net earnings attributable to Altria; adjusted diluted earnings per share attributable to Altria; and adjusted effective tax rates. These adjusted financial measures are not required by, or calculated in accordance with, United States generally accepted accounting principles (“GAAP”) and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. For a further description of these non-GAAP financial measures, see the Non-GAAP Financial Measures section below.
Executive Summary
Our Business
We have a leading portfolio of tobacco products for U.S. tobacco consumers age 21+. Our Vision by 2030 is to responsibly lead the transition of adult smokers to a smoke-free future. We are Moving Beyond SmokingTM, leading the way in moving adult smokers away from cigarettes by taking action to transition millions to potentially less harmful choices - believing it is a substantial opportunity for adult tobacco consumers, our businesses and society.
Our wholly owned subsidiaries include leading manufacturers of both combustible and smoke-free products. In combustibles, we own PM USA, the most profitable U.S. cigarette manufacturer, and Middleton, a leading U.S. cigar manufacturer.
Our smoke-free portfolio includes ownership of USSTC, the leading global MST manufacturer, and Helix, a leading manufacturer of oral nicotine pouches. Additionally, we have a majority-owned joint venture, Horizon, for the U.S. marketing and commercialization of HTS products and, through a separate agreement, we have the exclusive U.S. commercialization rights to the IQOS System and Marlboro HeatSticks through April 2024.
Our investments in equity securities include ABI, the world’s largest brewer, Cronos, a leading Canadian cannabinoid company, and JUUL, a U.S. based e-vapor company.

The brand portfolios of our tobacco operating companies include Marlboro, Black & Mild, Copenhagen, Skoal and on!. Trademarks and service marks related to Altria referenced in this Form 10-K are the property of Altria or our subsidiaries or are used with permission.
For a description of Altria, see Item 1. Business of this Form 10-K (“Item 1”).
Trends and Developments
In this MD&A section, we discuss factors that have impacted our business as of the date of this Form 10-K. In addition, we are aware of certain trends and developments that could, individually or in the aggregate, have a material impact on our business, including the value of our investments in equity securities, in the future. In this Trends and Developments section, we focus on the potential effects on our business resulting from the continued elevated rate of inflation, supply chain disruptions, ongoing geopolitical events and recent regulatory actions.
We continue to monitor the evolving macroeconomic and geopolitical landscapes. High rates of inflation occurred in 2022, driven by increasing global energy, commodity and food prices, which were further exacerbated by other factors, including supply and demand imbalances, labor shortages and the Russian invasion of Ukraine. High inflation, high gas prices and rising interest rates could continue to impact our business by negatively impacting adult tobacco consumers’ disposable income and future purchase behaviors. During 2022, cigarette retail share for the industry discount segment increased. We continue to expect potential fluctuations in discount product share for cigarettes and MST products as price sensitive adult tobacco consumers react to their economic conditions and will monitor the effect of these dynamics on adult tobacco consumers and their purchase behaviors, including overall tobacco product expenditures, mix between premium and discount brand purchases and adoption of smoke-free products. Increases in inflation also have a direct and adverse impact on our MSA expense and other direct and indirect costs. We expect inflation to continue at increased levels in 2023, and the extent of any effects on adult tobacco consumers’ purchase behaviors depends in part on the magnitude and duration of such increased inflation levels. See Operating Results by Business Segment - Tobacco Space - Business Environment for additional information on evolving trends in the tobacco industry and the impacts to our business from increased inflation.
Volatility in domestic and global economies and disruptions in the supply and distribution chains are expected to continue in 2023, resulting from several factors, including the on-going impacts of inflation, supply and demand imbalances across many sectors such as energy and commodities, raw materials availability and geopolitical events. We continue to work to mitigate the potential negative impacts of these macroeconomic and geopolitical dynamics on our businesses through, among other actions, proactive engagement with current and potential suppliers and distributors, the development of alternative sourcing strategies, entry into long-term supply contracts, evolution of our safety, health and environmental protocols at our facilities and prudent oversight of our liquidity. See Operating Results by Business Segment - Tobacco Space - Business Environment for additional information on the supply chain and other impacts of the macroeconomic and geopolitical environment on our business.
Tobacco companies are subject to broad and evolving regulatory and legislative frameworks that could have a material impact on our business. For example, the FDA has issued proposed product standards regarding menthol in cigarettes and characterizing flavors in cigars, and, in June 2022, the Biden Administration published plans for future potential regulatory actions that include the FDA’s plans to develop a proposed product standard that would establish a maximum nicotine level for cigarettes and certain other combustible tobacco products. In addition, certain states and localities are considering or have passed legislation to ban flavors in one or more tobacco products, including California where a ban on the sale of most tobacco products with characterizing flavors became effective in December 2022. See Operating Results by Business Segment - Tobacco Space - Business Environment for additional information on the nature, scope and potential impacts of regulatory and legislative developments.
In June 2022, the FDA issued marketing denial orders (“MDOs”) to JUUL ordering all of JUUL’s products currently marketed in the United States off the market. In July 2022, the FDA administratively stayed the MDOs on a temporary basis, citing its determination that there are scientific issues unique to the JUUL PMTA that warrant additional agency review. This administrative stay temporarily suspends the MDOs, and JUUL’s products currently remain on the market. See Operating Results by Business Segment - Tobacco Space - Business Environment - FSPTCA and FDA Regulation - FDA Regulatory Actions - Electronic Nicotine Delivery System Products for additional information regarding the MDOs. We considered, among other factors, the impact of the FDA’s actions in conducting our quarterly quantitative valuations of our investment in JUUL during 2022, which resulted in us recording non-cash, pre-tax unrealized losses of approximately $1.5 billion for the year ended December 31, 2022. We will continue to monitor and consider developments in the FDA’s additional review, among other factors, in our quarterly quantitative valuations of JUUL.
The adverse macroeconomic and geopolitical landscapes have impacted global businesses, including ABI, and the global markets in 2022, and we expect this dynamic to continue in 2023. ABI’s business has continued to be impacted by supply chain constraints across certain markets, foreign exchange rate fluctuations, inflation, commodity cost headwinds and the Russian invasion of Ukraine (as evidenced by ABI fully impairing its joint venture with exposure to Russia and Ukraine in the first quarter of 2022). Additionally, the macroeconomic and geopolitical factors have contributed to significant changes in certain foreign exchange rates, including the Euro to USD exchange rate, and in the global equity markets. We evaluated these and other factors related to the decline in the fair value of our equity investment in ABI below its carrying value, and concluded that the decline was other than temporary, which resulted in us recording a non-cash, pre-tax charge of $2.5 billion in the third quarter of 2022. The fair value of our equity investment in ABI had share price and market valuation recovery during the fourth quarter of 2022.

See Note 5 and Critical Accounting Policies for additional information on our investments in equity securities.
In October 2022, we modified our heated tobacco portfolio of smoke-free products by (i) entering into an agreement with PMI to, among other things, transition and ultimately conclude our relationship with respect to the IQOS System in the United States and (ii) entering into a joint venture with Japan Tobacco for the U.S. marketing and commercialization of heated tobacco stick products. For further discussion of (i) the agreement with PMI, see Note 4, and (ii) the joint venture, see Item 1 and Note 1. Background and Basis of Presentation to the consolidated financial statements in Item 8 (“Note 1”).
While the impairment of our equity investment in ABI and reduction in the estimated fair value of our equity investment in JUUL had a material adverse effect on our financial results in 2022, to date, our operating companies have not experienced any material adverse effects from the trends and developments discussed above. Additionally, we do not believe that these trends and developments have impacted our ability to achieve our Vision. As the trends and developments discussed above evolve and new ones emerge, we will continue to evaluate the potential impacts on our business, investments and Vision.
Consolidated Results of Operations
The changes in net earnings attributable to Altria and diluted earnings per share (“EPS”) attributable to Altria for the year ended December 31, 2022, from the year ended December 31, 2021, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the year ended December 31, 2021	$2,475	$1.34
2021 NPM Adjustment Items	(57)	(0.03)
2021 Asset impairment, exit, implementation, acquisition and disposition-related costs	99	0.05
2021 Tobacco and health and certain other litigation items	138	0.07
2021 ABI-related special items	4,901	2.66
2021 Cronos-related special items	470	0.25
2021 Loss on early extinguishment of debt	496	0.27
2021 Income tax items	(3)	—
Subtotal 2021 special items	6,044	3.27
2022 NPM Adjustment Items	51	0.03
2022 Asset impairment, exit, implementation, acquisition and disposition-related costs	(9)	—
2022 Tobacco and health and certain other litigation items	(98)	(0.05)
2022 JUUL changes in fair value	(1,455)	(0.81)
2022 ABI-related special items	(2,010)	(1.12)
2022 Cronos-related special items	(186)	(0.10)
2022 Income tax items	729	0.40
Subtotal 2022 special items	(2,978)	(1.65)
Fewer shares outstanding	—	0.11
Change in tax rate	14	—
Operations	209	0.12
For the year ended December 31, 2022	$5,764	$3.19

2022 Reported Net Earnings	$5,764	$3.19
2021 Reported Net Earnings	$2,475	$1.34
% Change	100%+	100%+

2022 Adjusted Net Earnings and Adjusted Diluted EPS	$8,742	$4.84
2021 Adjusted Net Earnings and Adjusted Diluted EPS	$8,519	$4.61
% Change	2.6%	5.0%
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

▪Operations: The increase of $209 million in operations (which excludes the impact of special items shown in the table above) was due primarily to higher OCI and lower interest and other debt expense, net.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.
2023 Forecasted Results
We expect our 2023 full-year adjusted diluted EPS to be in a range of $4.98 to $5.13, representing a growth rate of 3% to 6% over our 2022 full-year adjusted diluted EPS base of $4.84, as shown in the table below. While the 2023 full-year adjusted diluted EPS guidance accounts for a range of scenarios, the external environment remains dynamic. We will continue to monitor conditions related to (i) the economy, including the impact of high inflation, rising interest rates and global supply chain disruptions, (ii) adult tobacco consumer dynamics, including disposable income, purchasing patterns and adoption of smoke-free products and (iii) regulatory and legislative developments.
Our 2023 full-year adjusted diluted EPS guidance range includes planned investments in support of our Vision, such as (i) continued smoke-free product research, development and regulatory preparation expenses, (ii) enhancement of our digital consumer engagement system and (iii) marketplace activities in support of our smoke-free products. The guidance range also includes lower expected net periodic benefit income due to market factors, including higher interest rates, and the impact of the 2022 completion of the PMCC wind-down.
We expect our 2023 full-year adjusted effective tax rate will be in a range of 24.5% to 25.5%.

Reconciliation of 2022 Reported Diluted EPS to 2022 Adjusted Diluted EPS
2022 Reported diluted EPS	$3.19
NPM Adjustment Items	(0.03)
Tobacco and health and certain other litigation items	0.05
JUUL changes in fair value	0.81
ABI-related special items	1.12
Cronos-related special items	0.10
Income tax items	(0.40)
2022 Adjusted diluted EPS	$4.84
For a discussion of certain income and expense items in the table above, see the Consolidated Operating Results section below.
Our full-year adjusted diluted EPS forecast and full-year forecast for our adjusted effective tax rate exclude the impact of certain income and expense items, including those items noted in the Non-GAAP Financial Measures section below, that our management believes are not part of underlying operations. Our management cannot estimate on a forward-looking basis the impact of these items on our reported diluted EPS or our reported effective tax rate because these items, which could be significant, may be unusual or infrequent, are difficult to predict and may be highly variable. As a result, we do not provide a corresponding GAAP measure for, or reconciliation to, our adjusted diluted EPS forecast or our adjusted effective tax rate forecast.
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
Our management believes that adjusted financial measures provide useful additional insight into underlying business trends and results, and provide a more meaningful comparison of year-over-year results. Our management uses adjusted financial measures and regularly provides these to our chief operating decision maker (“CODM”) for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. These adjusted financial measures are not required by, or calculated in accordance with GAAP and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Except as noted in the 2023 Forecasted Results section above, when we provide a non-GAAP measure in this Form 10-K, we also provide a reconciliation of that non-GAAP financial measure to the most directly comparable GAAP financial measure.
Discussion and Analysis
Critical Accounting Estimates
Note 2 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. In most instances, we must use an accounting policy or method because it is the only policy or method permitted under GAAP.
The preparation of financial statements includes the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. If actual amounts are ultimately different from previous estimates, the revisions are included in our consolidated results of operations for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a significant impact on our consolidated financial statements.
The following is a review of the more significant assumptions and estimates, as well as the accounting policies and methods, used in the preparation of our consolidated financial statements:
▪Revenue Recognition: Our businesses generate substantially all of their revenue from sales contracts with customers. Our businesses define net revenues as revenues, which include excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns (also referred to as returned goods) and sales incentives. Our businesses exclude from the transaction price sales taxes and value-added taxes imposed at the time of sale.
Our businesses record sales incentives, which consist of consumer incentives and trade promotion activities, as a reduction to revenues (a portion of which is based on amounts estimated as being due to wholesalers, retailers and consumers at the end of a period) based principally on historical volume, utilization and redemption rates. We include expected payments for sales incentives in accrued marketing liabilities on our consolidated balance sheets.
For further discussion, see Note 3. Revenues from Contracts with Customers to the consolidated financial statements in Item 8.
▪Depreciation, Amortization, Impairment Testing and Asset Valuation: We depreciate property, plant and equipment and amortize our definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets. We depreciate machinery and equipment over periods up to 20 years, and buildings and building improvements over periods up to 50 years. We amortize definite-lived intangible assets over their estimated useful lives up to 25 years.
We review long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. We perform undiscounted operating cash flow analyses to determine if an impairment exists. These analyses are affected by general economic conditions and projected growth rates. For purposes of recognition and measurement of an impairment for assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. If we determine that an impairment exists, any related impairment loss is calculated based on fair value. We base impairment losses on assets to be disposed of, if any, on the estimated proceeds to be received, less costs of disposal. We also review the estimated remaining useful lives of long-lived assets whenever events or changes in business circumstances indicate the lives may have changed.
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require us to perform an interim review. We have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If necessary, we will perform a single step quantitative impairment test. Additionally, we have the option to unconditionally bypass the qualitative assessment and perform a single step quantitative assessment. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. We measure the amount of impairment loss as the difference between the carrying value and the fair value of a reporting unit; however, the amount of the impairment loss is limited to the total amount of goodwill allocated to a reporting unit. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, which is determined using discounted cash flows, we consider the intangible asset to be impaired and reduce the carrying value to fair value in the period identified.

Goodwill by reporting unit and indefinite-lived intangible assets at December 31, 2022 were as follows:

(in millions)	Goodwill	Indefinite-Lived Intangible Assets
Cigarettes	$22	$2
MST and snus products	5,023	8,801
Cigars	77	2,640
Oral nicotine pouches	55	—
Total	$5,177	$11,443
During 2022, we completed our annual impairment test of goodwill and indefinite-lived intangible assets performed as of October 1, 2022 and the results of this testing were as follows:
▪no impairment charges were recorded; and
▪the estimated fair values of all reporting units and the indefinite-lived intangible assets within all reporting units substantially exceeded their carrying values, with the exception of the Skoal trademark within the MST and snus products reporting unit. At December 31, 2022, the estimated fair value of the Skoal trademark exceeded its carrying value of $3.9 billion by approximately 12%. Skoal’s performance has been negatively impacted due in part to changes in adult tobacco consumers’ purchase behaviors resulting from adverse macroeconomic and geopolitical conditions. These conditions contributed to a decrease in Skoal’s revenue and operating company income for the year ended December 31, 2022 versus the prior year. The growth of innovative tobacco products, including oral nicotine pouches, has also continued to impact Skoal’s performance, and as adult tobacco consumers’ preferences continue to evolve, we expect consumers to increasingly move across tobacco categories. In addition to the factors impacting Skoal’s performance, rising U.S. interest rates have resulted in an increase in the discount rate used in our estimate of fair value. An additional 1% increase in the discount rate would have resulted in the estimated fair value exceeding its carrying value by approximately 2% at December 31, 2022. If Skoal’s revenue and operating company income continue to decrease, or if the discount rate used to estimate the fair value continues to increase, it could result in a material non-cash impairment of the Skoal trademark in future periods.
During 2021, our quantitative annual impairment test of goodwill and indefinite-lived intangible assets resulted in no impairment charges.
In 2022, we elected to unconditionally bypass the qualitative assessment and perform a single step quantitative assessment for all reporting units and indefinite-lived intangible assets. We used an income approach to estimate the fair values of our reporting units and indefinite-lived intangible assets. The income approach reflects the discounting of expected future cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. The weighted-average discount rate used in performing the valuations was approximately 12%.
In performing the 2022 discounted cash flow analysis, we made various judgments, estimates and assumptions, the most significant of which were volume, income, operating margins, growth rates and discount rates. The analysis incorporated assumptions used in our long-term financial forecast, which is used by our management to evaluate business and financial performance, including allocating resources and evaluating results relative to setting employee compensation targets. The assumptions incorporated the highest and best use of our indefinite-lived intangible assets and also included perpetual growth rates for periods beyond the long-term financial forecast. The perpetual growth rate used in performing all of the valuations was 2%. Fair value calculations are sensitive to changes in these estimates and assumptions, some of which relate to broader macroeconomic conditions outside of our control.
Although our discounted cash flow analysis is based on assumptions that are considered reasonable and based on the best available information at the time that the discounted cash flow analysis is developed, there is significant judgment used in determining future cash flows. The following factors have the most potential to impact our assumptions and thus the expected future cash flows and, therefore, our impairment conclusions: general macroeconomic and geopolitical conditions; regulatory developments; changes in category growth rates as a result of changing adult tobacco consumer preferences; success of planned new product expansions; competitive activity; and income and excise taxes. For further discussion of these factors, see Operating Results by Business Segment - Tobacco Space - Business Environment below.
While our management believes that the estimated fair values of each reporting unit and indefinite-lived intangible asset at December 31, 2022 are reasonable, actual performance in the short-term or long-term could be significantly different from forecasted performance, which could result in impairment charges in future periods.
For further discussion of goodwill and other intangible assets, see Note 4.

▪Investments in Equity Securities: At the end of each reporting period, we review our equity investments accounted for under the equity method of accounting (ABI and Cronos) for impairment by comparing the fair value of each of our investments to their carrying value. If the carrying value of an investment exceeds its fair value and the loss in value is other than temporary, we consider the investment impaired, reduce its carrying value to its fair value, and record the impairment in the period identified. We use certain factors to make this determination including (i) the duration and magnitude of the fair value decline, (ii) the financial condition and near-term prospects of the investee and (iii) our intent and ability to hold our investment until recovery to its carrying value.
We account for our investment in JUUL as an investment in an equity security and measure our investment in JUUL at fair value on our consolidated balance sheet at December 31, 2022. Our consolidated statements of earnings include any cash dividends received from our investment in JUUL (none received to date) and any changes in the estimated fair value of our investment, which is calculated quarterly.
Investment in ABI
At December 31, 2022, our equity investment in ABI consisted of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. The fair value of our equity investment in ABI is based on: (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets for the Restricted Shares, and was classified in Level 2 of the fair value hierarchy. We can convert the Restricted Shares to ordinary shares at our discretion. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share.
The fair value of our equity investment in ABI at December 31, 2022 and 2021 was $11.9 billion (carrying value of $9.0 billion) and $11.9 billion (carrying value of $11.1 billion), respectively, which was above its carrying value by approximately 33% and 7% at December 31, 2022 and 2021, respectively.
At February 23, 2023, the fair value of our equity investment in ABI was $12.0 billion, which exceeded its carrying value by approximately 33%. We will continue to monitor our investment in ABI, including the impact of macroeconomic and geopolitical factors on ABI’s business and market valuation.
Investment in JUUL
At December 31, 2022, the estimated fair value of our investment in JUUL was $250 million, as compared with $1.7 billion at December 31, 2021.
In June 2022, the FDA issued MDOs to JUUL ordering all of JUUL’s products currently marketed in the United States off the market. In July 2022, the FDA administratively stayed the MDOs on a temporary basis, citing its determination that there are scientific issues unique to the JUUL PMTAs that warrant additional review. This administrative stay temporarily suspended the MDOs, and JUUL’s products remain on the market.
The decrease in the estimated fair value of our investment in JUUL for the year ended December 31, 2022 was primarily driven by (i) a decrease in the likelihood of a favorable outcome from the FDA for JUUL’s products that are currently marketed in the United States, which have received MDOs and are under additional administrative review, (ii) a decrease in the likelihood of JUUL maintaining adequate liquidity to fund projected cash needs, which could result in JUUL seeking protection under bankruptcy or other insolvency laws, (iii) projections of higher operating expenses resulting in lower long-term operating margins, (iv) projections of lower JUUL revenues in the United States over time due to lower JUUL volume assumptions and (v) an increase in the discount rate due to changes in market factors, partially offset by the effect of passage of time on the projected cash flows.
We use an income approach to estimate the fair value of our investment in JUUL. The income approach reflects the discounting of future cash flows for the United States and international markets at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing future cash flows.
In determining the fair value of our investment in JUUL, we made certain judgments, estimates and assumptions, the most significant of which were likelihood of certain potential regulatory and liquidity outcomes, sales volume, operating margins, discount rates and perpetual growth rates. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy. Additionally, in determining these significant assumptions, we made judgments regarding: (i) the likelihood of certain potential regulatory actions impacting the e-vapor category and specifically whether the FDA will ultimately authorize JUUL’s products, which have received MDOs and are under additional administrative review; (ii) the likelihood of JUUL maintaining adequate liquidity to fund projected cash needs, the absence of which could result in JUUL seeking protection under bankruptcy or other insolvency laws; (iii) the risk created by the number and types of legal cases pending against JUUL; (iv) expectations for the future state of the e-vapor category, including competitive dynamics; and (v) the timing of international expansion plans. Due to these uncertainties, our future cash flow projections of JUUL are based on a range of scenarios that consider certain potential regulatory, liquidity and market outcomes.
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
While our management believes that the recorded value of our investment in JUUL at December 31, 2022 represents our best estimate of the fair value of the investment, JUUL’s actual performance in the short term or long term could be significantly different from forecasted performance due to changes in the factors noted above. Additionally, the value of our investment in JUUL could be significantly impacted by changes in the discount rate, which could be caused by numerous factors, including changes in market inputs, as well as risks specific to JUUL, including the outcome of the FDA’s additional review of the JUUL PMTAs that have received MDOs and favorable or unfavorable developments related to JUUL’s liquidity and litigation environment.
For additional information on our investments in equity securities, including impairments of our investments in ABI and Cronos and estimated changes in fair value of our JUUL investment, see Note 5.
▪Marketing Costs: Our businesses promote their products with consumer incentives, trade promotions and consumer engagement programs. These consumer incentive and trade promotion activities, which include discounts, coupons, rebates, in-store display incentives and volume-based incentives, do not create a distinct deliverable and are, therefore, recorded as a reduction of revenues. We make consumer engagement program payments to third parties. Our businesses expense these consumer engagement programs, which include event marketing, as incurred and such expenses are included in marketing, administration and research costs in our consolidated statements of earnings. For interim reporting purposes, our businesses charge consumer engagement programs and certain consumer incentive expenses to operations as a percentage of sales, based on estimated sales and related expenses for the full year.
▪Contingencies: As discussed in Note 17 and Item 3. Legal Proceedings of this Form 10-K (“Item 3”), legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against Altria and our subsidiaries, including PM USA, as well as their respective indemnitees and our investees. In 1998, PM USA and certain other tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other U.S. tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). PM USA’s portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers’ domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Our subsidiaries account for the cost of the State Settlement Agreements and FDA user fees as a component of cost of sales. Our subsidiaries recorded approximately $4.2 billion and $4.6 billion of charges to cost of sales for the years ended December 31, 2022 and 2021, respectively, in connection with the State Settlement Agreements and FDA user fees.
We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed in Note 17 and Item 3: (i) management has concluded that it is not probable that a loss has been incurred in any pending litigation; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any pending case; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. We expense litigation defense costs as incurred and include such costs in marketing, administration and research costs in our consolidated statements of earnings.
▪Employee Benefit Plans: We provide a range of benefits to certain employees and retired employees, including pension, postretirement health care and postemployment benefits. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions as to discount rates, assumed rates of return on plan assets, mortality, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. Any effect of the modifications is generally amortized over future periods.

We recognize the funded status of our defined benefit pension and other postretirement plans on the consolidated balance sheets and record as a component of other comprehensive earnings (losses), net of deferred income taxes, the gains or losses and prior service costs or credits that have not been recognized as components of net periodic benefit cost (income). We subsequently amortize the gains or losses and prior service costs or credits recorded as components of other comprehensive earnings (losses) into net periodic benefit cost (income) in future years.
Due to changes in market factors, our discount rate assumptions for our pension and postretirement plans obligations increased to 5.6% for these plans at December 31, 2022 from 3.0% and 2.9%, respectively, at December 31, 2021. We presently anticipate net pre-tax pension and postretirement income of approximately $70 million in 2023 versus net pre-tax income of $97 million in 2022. This decrease is due primarily to: (i) higher discount rates resulting in net higher interest and service costs; (ii) lower estimated return on assets due to lower fair value of plan assets at December 31, 2022; partially offset by (iii) lower amortization of net unrecognized losses in 2023. Assuming no change to the shape of the yield curve, a 50 basis point decrease (increase) in our discount rates would increase (decrease) our pension and postretirement expense by approximately $10 million. Similarly, a 50 basis point decrease (increase) in the expected return on plan assets would increase (decrease) our pension and postretirement expense by approximately $40 million.
For additional information see Note 15. Benefit Plans to the consolidated financial statements in Item 8 (“Note 15”).
▪Income Taxes: Significant judgment is required in determining income tax provisions and in evaluating tax positions. We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. We determine the realizability of deferred tax assets based on the weight of all available positive and negative evidence. In reaching this determination, we consider the character of the assets and the possible sources of taxable income of the appropriate character within the available carryback and carryforward periods available under the tax law.
We recognize the financial statement benefit for uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We recognize accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes in our consolidated statements of earnings.
We recognized income tax benefits and charges in the consolidated statements of earnings during 2022 and 2021 as a result of various tax events.
For additional information on income taxes, see Note 13. Income Taxes to the consolidated financial statements in Item 8 (“Note 13”).

Consolidated Operating Results

	For the Years Ended December 31,
(in millions)	2022	2021
Net Revenues:
Smokeable products	$22,476	$22,866
Oral tobacco products	2,580	2,608
Wine	—	494
All other	40	45
Net revenues	$25,096	$26,013
Excise Taxes on Products:
Smokeable products	$4,289	$4,754
Oral tobacco products	119	132
Wine	—	14
All other	—	2
Excise taxes on products	$4,408	$4,902
Operating Income:
OCI:
Smokeable products	$10,688	$10,394
Oral tobacco products	1,632	1,659
Wine	—	21
All other	(36)	(97)
Amortization of intangibles	(73)	(72)
General corporate expenses	(292)	(345)
Operating income	$11,919	$11,560
As discussed further in Note 14, our CODM reviews OCI to evaluate the performance of, and allocate resources to, our segments. Our management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of our business segments.

The following table provides a reconciliation of adjusted net earnings attributable to Altria and adjusted diluted EPS attributable to Altria for the years ended December 31:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Net Earnings Attributable to Altria	Diluted EPS
2022 Reported	$7,389	$1,625	$5,764	$5,764	$3.19
NPM Adjustment Items	(68)	(17)	(51)	(51)	(0.03)
Asset impairment, exit, implementation, acquisition and disposition-related costs	11	2	9	9	—
Tobacco and health and certain other litigation items	131	33	98	98	0.05
JUUL changes in fair value	1,455	—	1,455	1,455	0.81
ABI-related special items	2,544	534	2,010	2,010	1.12
Cronos-related special items	186	—	186	186	0.10
Income tax items	—	729	(729)	(729)	(0.40)
2022 Adjusted for Special Items	$11,648	$2,906	$8,742	$8,742	$4.84

2021 Reported	$3,824	$1,349	$2,475	$2,475	$1.34
NPM Adjustment Items	(76)	(19)	(57)	(57)	(0.03)
Asset impairment, exit, implementation, acquisition and disposition-related costs	120	21	99	99	0.05
Tobacco and health and certain other litigation items	182	44	138	138	0.07
ABI-related special items	6,203	1,302	4,901	4,901	2.66
Cronos-related special items	466	(4)	470	470	0.25
Loss on early extinguishment of debt	649	153	496	496	0.27
Income tax items	—	3	(3)	(3)	—
2021 Adjusted for Special Items	$11,368	$2,849	$8,519	$8,519	$4.61
The following special items affected the comparability of statements of earnings amounts.
▪NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation in Note 17 and NPM Adjustment Items in Note 14, respectively.
▪Asset Impairment, Exit, Implementation, Acquisition and Disposition-Related Costs: For a discussion of acquisition and disposition-related costs in our oral tobacco products segment and former wine segment for the year ended December 31, 2021, see Acquisition-Related Costs and Ste. Michelle Transaction in Note 14.
▪Tobacco and Health and Certain Other Litigation Items: For a discussion of tobacco and health and certain other litigation items and a breakdown of these costs by segment, see Note 17 and Tobacco and Health and Certain Other Litigation Items in Note 14, respectively.
▪JUUL Changes in Fair Value: We recorded non-cash, pre-tax unrealized losses from investments in equity securities in our consolidated statements of earnings as a result of changes in the estimated fair value of our investment in JUUL of $1,455 million for the year ended December 31, 2022. We did not record a change in the estimated fair value of our investment in JUUL for the year ended December 31, 2021.
We recorded corresponding adjustments to the JUUL tax valuation allowance in 2022.
For further discussion, see Note 5 and Note 13.
▪ABI-Related Special Items: We recorded net pre-tax losses of $2,544 million and $6,203 million from our equity investment in ABI for the years ended December 31, 2022 and 2021, respectively, substantially all of which related to non-cash impairments of our equity investment in ABI of $2,541 million and $6,157 million, for the years ended December 31, 2022 and 2021, respectively. For further discussion, see Note 5.
These amounts include our respective share of the amounts recorded by ABI and additional adjustments related to (i) conversion from international financial reporting standards to GAAP and (ii) adjustments to our investment required under the equity method of accounting.

▪Cronos-Related Special Items: We recorded net pre-tax expense for the years ended December 31, 2022 and 2021, consisting of the following:

(in millions)	2022	2021
Loss on Cronos-related financial instruments (1)	$15	$148
(Income) losses from investments in equity securities (2)	171	318
Total Cronos-related special items - (income) expense	$186	$466
(1) Amounts are related to the non-cash change in the fair value of the warrant (which we irrevocably abandoned in the fourth quarter of 2022) and certain anti-dilution protections (the “Fixed-price Preemptive Rights”) acquired in the Cronos transaction.
(2) Amounts include our share of special items recorded by Cronos and additional adjustments, if required under the equity method of accounting, related to our investment in Cronos including the $107 million and $205 million non-cash, pre-tax impairments of our investment in Cronos in 2022 and 2021, respectively.
We recorded corresponding adjustments to the Cronos tax valuation allowance in 2022 and 2021 relating to the special items.
For further discussion, see Note 5 and Note 13.
▪Loss on Early Extinguishment of Debt: We recorded pre-tax losses of $649 million for the year ended December 31, 2021, as a result of the completion of debt tender offers for and redemption of certain of our long-term senior unsecured notes. For further discussion, see Note 8. Long-Term Debt to the consolidated financial statements in Item 8 (“Note 8”).
▪Income Tax Items: We recorded income tax items of $729 million for the year ended December 31, 2022, due primarily to the release of valuation allowances on deferred tax assets related to a portion of our investment in JUUL and our Cronos warrant (which we irrevocably abandoned in the fourth quarter of 2022) due to the anticipated ability to utilize these losses. For further discussion, see Note 13.
2022 Compared with 2021
Net revenues, which include excise taxes billed to customers, decreased $917 million (3.5%), due primarily to the sale of our wine business in October 2021 and lower net revenues in the smokeable products segment.
Cost of sales decreased $677 million (9.5%), due primarily to lower shipment volume in our smokeable products segment and the sale of our wine business, partially offset by higher manufacturing costs and higher per unit settlement charges.
Excise taxes on products decreased $494 million (10.1%), due primarily to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs decreased $105 million (4.3%), due primarily to the sale of our wine business (including lower disposition-related costs), lower spending associated with the IQOS System heated tobacco business, lower general corporate expenses and acquisition-related costs in 2021 in our oral tobacco products segment, partially offset by higher costs in our smokeable products segment.
Operating income increased $359 million (3.1%), due primarily to higher operating results in our smokeable products segment and lower general corporate expenses.
Interest and other debt expense, net decreased $104 million (9.0%), due primarily to lower interest costs as a result of debt maturities and refinancing activities and higher interest income due to higher rates and interest associated with the sale of the IQOS System commercialization rights.
(Income) losses from investments in equity securities, which were favorable $2,338 million (39.1%), were positively impacted by favorable special items from our investment in ABI (primarily due to a lower non-cash impairment of ABI) and lower losses from Cronos-related special items, partially offset by non-cash, unrealized losses resulting from the changes in the estimated fair value of our investment in JUUL in 2022.
Provision for income taxes increased $276 million (20.5%), due primarily to higher pre-tax earnings, partially offset by favorable income tax items and the state tax treatment of the impairment charges on our equity investment in ABI. For further discussion, see Note 13.
Reported net earnings attributable to Altria of $5,764 million increased $3,289 million (100.0%+), due primarily to lower losses from investments in equity securities, favorable income tax items, the loss on early extinguishment of debt in 2021, higher operating income, lower losses on Cronos-related financial instruments and lower interest and other debt expense, net. Reported basic and diluted EPS attributable to Altria of $3.19 each increased by 100.0%+ due to higher reported net earnings attributable to Altria and fewer shares outstanding.
Adjusted net earnings attributable to Altria of $8,742 million increased $223 million (2.6%), due primarily to higher OCI and lower interest and other debt expense, net. Adjusted diluted EPS attributable to Altria of $4.84 increased by 5.0%, due to higher adjusted net earnings attributable to Altria and fewer shares outstanding.

Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The U.S. tobacco industry faces a number of business and legal challenges that have materially adversely affected and may continue to materially adversely affect our business, results of operations, cash flows or financial position or our ability to achieve our Vision. These challenges, some of which are discussed in more detail in Note 17, Item 1A and Item 3, include:
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
▪reductions in consumption levels of cigarettes and MST products;
▪increased efforts by tobacco control advocates and other private sector entities (including retail establishments) to further restrict the availability and use of tobacco products or the ability to communicate with consumers through third-party digital platforms;
▪changes in adult tobacco consumer purchase behavior, which is influenced by various factors such as macroeconomic conditions (including inflation), excise taxes and price gap relationships, may result in adult tobacco consumers switching to lower-priced tobacco products;
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
Over the past two years, the legislative and regulatory activities discussed below negatively impacted growth in the e-vapor category. Due to the uncertainty these challenges have created and continue to create in the marketplace, the e-vapor category experienced an estimated volume decline of 1.2% for the year ended December 31, 2022 compared to 2021. In the fourth quarter of 2022, e-vapor industry volumes declined by 4% sequentially and declined by 7% versus the same period in 2021 as a result of FDA regulatory actions with respect to JUUL, which are discussed below.
Oral nicotine pouch retail share of the total oral tobacco category grew significantly from 15.3% for the year ended December 31, 2021 to 21.8% for the year ended December 31, 2022. The oral nicotine pouch category continues to be increasingly competitive. In addition, oral nicotine pouch growth has sourced in significant part from smokeless tobacco and cigarette consumers.
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

We believe the innovative tobacco product categories will continue to be dynamic due to competition, adult tobacco consumer exploration of a variety of tobacco product options, adult tobacco consumer perceptions of the relative risks of smoke-free products compared to cigarettes, FDA determinations on product applications, FDA enforcement activity and legislative actions.
For the year ended December 31, 2022, we estimate that, when adjusted for trade inventory movements and other factors, domestic cigarette industry volume declined by 8.0%. We expect 2023 cigarette industry volume trends to be most influenced by (i) disposable income, purchasing patterns and adoption of smoke-free products, (ii) macroeconomic conditions (including inflation, gasoline prices and unemployment levels), (iii) cross-category movement and (iv) regulatory and legislative (including excise tax) developments.
Macroeconomic conditions (including a high inflationary environment) can impact adult tobacco consumer purchasing behavior. For example, economic downturns have coincided with adult tobacco consumers modifying purchase behavior at retail, potentially reducing the amount of their regular brand purchases or selecting discount products and other lower priced tobacco brands. Beginning in January 2022, the Omicron variant of COVID-19 impacted consumer purchasing behavior, resulting in a short-term decrease in retail trips and tobacco sales volume. In addition, gas prices increased during the second and third quarters of 2022 due in part to the Russian invasion of Ukraine before decreasing during the fourth quarter. Increases in inflation as a result of macroeconomic and geopolitical conditions put pressure on discretionary income as the Consumer Price Index reached a 40 year high in June 2022 and rose 6.5% for all items during the year ended December 31, 2022. Throughout 2022, these economic headwinds were partially offset by positive wage inflation, increases in federal tax refund payments and low unemployment in comparison to the year ended December 31, 2021. We believe that adult tobacco consumers adapted their purchasing patterns across a variety of goods and services to compensate for the pressures on disposable income. As price sensitive adult tobacco consumers react to their economic conditions, we expect potential fluctuations in discount product share for cigarettes and MST products. However, if macroeconomic conditions or other factors cause greater than expected discount share growth or a reduction in purchases at retail, such factors could have a material adverse effect on our business, results of operations, cash flows or financial position, including an adverse effect on the carrying value of our assets such as our tobacco product trademarks.
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
▪authorize the FDA to impose tobacco product standards that are appropriate for the protection of the public health (see Potential Product Standards below); and
▪equip the FDA with a variety of investigatory and enforcement tools, including the authority to inspect product manufacturing and other facilities (see Investigation and Enforcement below).
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
The FDA’s implementation of the FSPTCA and related regulations and guidance also may have an impact on enforcement efforts by states, territories and localities of their laws and regulations as well as of the State Settlement Agreements (see State Settlement Agreements below).  Such enforcement efforts may adversely affect our operating companies’ ability to market and sell regulated tobacco products in those states, territories and localities.
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
In December 2022, the Reagan-Udall Foundation published a report on its operational evaluation of the FDA’s Center for Tobacco Products. Among other recommendations, the report urges the FDA to clearly define product pathways, accelerate PMTA decision-making, take enforcement actions against manufacturers and products that violate the law and address the need for risk communications to tobacco consumers.
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
Modifications to currently marketed products, including modifications that result from, for example, changes to the quantity of tobacco product(s) in a package, a manufacturer being unable to acquire ingredients or a supplier being unable to maintain the consistency required in ingredients, could trigger the FDA’s pre-market review processes. Through these processes, a manufacturer could receive (i) a “not substantially equivalent” determination, (ii) a denial of a PMTA or (iii) a marketing order withdrawal by the FDA on one or more products, which would require the removal of the product or products from the market. In addition, new scientific data continues to be developed relating to innovative tobacco products, which could impact the FDA’s determination as to whether a product is, or continues to be, appropriate for the protection of public health and could, therefore, result in the removal of one or more products from the market. Any such actions affecting our operating companies’ products could have a material adverse impact on our business, results of operations, cash flows or financial position.
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
Helix submitted PMTAs for on! oral nicotine pouches in May 2020. As of February 23, 2023, the FDA has not issued marketing order decisions for any on! products. In addition, as of February 23, 2023, Middleton has received market orders or exemptions that cover over 99% of its cigar product volume. JUUL submitted PMTAs for its e-vapor device and the related tobacco and menthol flavors in July 2020. In June 2022, the FDA issued MDOs to JUUL for all of JUUL’s products currently marketed in the United States. These MDOs are currently stayed. See FDA Regulatory Actions - Electronic Nicotine Delivery System Products below for further discussion.
In April 2019, the FDA authorized the PMTA for the IQOS System and in July 2020, the FDA authorized the marketing of this system as an MRTP with a reduced exposure claim. In December 2020, the FDA authorized the PMTA for IQOS 3, an updated version of the IQOS devices, and in March 2022 authorized the marketing of the IQOS 3 device as an MRTP with the same reduced exposure claim. We have agreed to assign the exclusive U.S. commercialization rights to the IQOS System to PMI effective April 2024 in exchange for a total cash payment of approximately $2.7 billion (plus interest).
In September 2021, in connection with a patent dispute, the ITC issued a cease and desist order, effective as of November 29, 2021, banning (i) the importation of the IQOS devices, Marlboro HeatSticks and infringing components into the United States and (ii) the sale, marketing and distribution of such imported products in the United States. As a result, PM USA removed the products from the marketplace. For a further discussion of the ITC decision, see Note 17.

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
Effect of Adverse FDA Determinations: FDA review time frames have varied. It is therefore difficult to predict the duration of FDA reviews of SE reports or PMTAs. An unfavorable determination on an application, the withdrawal by the FDA of a prior marketing order or other changes in FDA regulatory requirements could result in the removal of products from the market. These manufacturers would have the option of marketing their products that have received FDA pre-market authorization or Pre-existing Tobacco Products. A “not substantially equivalent” determination, a denial of a PMTA or a marketing order withdrawal by the FDA on one or more products (which would require the removal of the product or products from the market) could have a material adverse impact on our business, results of operations, cash flows or financial position. Also, adverse FDA determinations on innovative tobacco products could have a material adverse effect on our ability to achieve our Vision.
▪FDA Regulatory Actions
▪Graphic Warnings: In March 2020, the FDA issued a final rule requiring 11 textual warnings accompanied by color graphics depicting certain negative health consequences of smoking on cigarette packaging and advertising. The final rule was set to become effective on October 6, 2023. However, PM USA and other cigarette manufacturers filed lawsuits challenging the final rule on substantive and procedural grounds. In December 2022, the U.S. District Court for the Eastern District of Texas found in favor of cigarette manufacturers in one such suit and blocked the rule, finding it unconstitutional on the basis that it compelled speech in violation of the First Amendment. The FDA has appealed the decision.
▪Underage Access and Use of Certain Tobacco Products: The FDA announced regulatory actions in September 2018 to address underage access and use of e-vapor products. We have engaged with the FDA on this topic and have reaffirmed to the FDA our ongoing and long-standing commitment to preventing underage use. For example, we advocated raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels to further address underage use, which is now federal law. See Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products below for further discussion. In addition, through our retailer incentive program, stores representing over 80% of PM USA’s cigarette volume have implemented point-of-sale age validation technology.
Additionally, the FDA issued final guidance in April 2020, stating that it intends to prioritize enforcement action against certain product categories, including cartridge-based, flavored e-vapor products and products targeted to minors.
▪Electronic Nicotine Delivery System Products: In June 2022, the FDA issued MDOs to JUUL ordering all of JUUL’s products currently marketed in the United States off the market. JUUL filed a petition for review of the MDOs with the U.S. Court of Appeals for the D.C. Circuit. JUUL subsequently moved the D.C. Circuit for a temporary administrative stay of the MDOs, which the court granted to provide sufficient opportunity for the court to consider JUUL’s emergency motion for a stay pending the court’s consideration of JUUL’s challenge to the MDOs. In July 2022, the FDA administratively stayed the MDOs on a temporary basis, citing its determination that there are scientific issues unique to the JUUL PMTAs that warrant additional review. This administrative stay temporarily suspends the MDOs, and JUUL’s products remain on the market. The proceedings in the U.S. Court of Appeals for the D.C. Circuit are being held in abeyance pending completion of the FDA’s additional review, and JUUL has withdrawn its motion for an emergency stay with respect to the MDOs, without prejudice to refiling at a later date. In light of these developments, the D.C. Circuit dissolved the administrative stay it had previously granted and directed the parties to file motions to govern further proceedings within 14 days of FDA’s completion of its additional review process.
▪As of February 23, 2023, many manufacturers of menthol and other flavored e-vapor products received MDOs for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefit of their products to adult smokers overcomes the risk that their products pose to youth. The FDA has communicated in these MDOs that vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of Public Health” standard and that successful applications require strong, product-specific evidence. A number of these manufacturers are appealing the MDOs for their products.
▪Potential Product Standards
▪Nicotine in Cigarettes and Other Combustible Tobacco Products: In March 2018, the FDA issued an ANPRM seeking comments on the potential public health benefits and any possible adverse effects of lowering nicotine in combustible cigarettes to non-addictive or minimally addictive levels. Among other issues, the FDA sought comments on (i) whether smokers would compensate by smoking more cigarettes to obtain the same level of nicotine as with their current product and (ii) whether the proposed rule would create an illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. The FDA also sought comments on whether a nicotine product standard should apply to other combustible tobacco products, including cigars. In January 2023, the Biden Administration published its Fall 2022 Unified Regulatory Agenda, which includes the FDA’s plans to propose, by October 2023, a product standard that would establish a maximum nicotine level in cigarettes and other combustible tobacco products. Any proposed product standard would proceed through the rulemaking process, which we believe will take multiple years to complete.
▪Flavors in Tobacco Products: In April 2022, the FDA issued two proposed product standards: (i) banning menthol in cigarettes and (ii) banning all characterizing flavors (including menthol) in cigars. The Biden Administration’s Fall 2022 Unified Regulatory Agenda includes the FDA’s plans to complete rulemaking with respect to these proposed product standards by the end of 2023. We submitted comments during the notice-and-comment period and plan to continue engaging with the FDA through the rulemaking process. The FDA could propose an additional product standard for flavors in innovative tobacco products, including e-vapor products and oral nicotine products.
▪N-nitrosonornicotine (“NNN”) in Smokeless Tobacco: In January 2017, the FDA proposed a product standard for NNN levels in finished smokeless tobacco products.
If any one or more of the foregoing potential product standards were to become final and was appealed and upheld in the courts, it could have a material adverse effect on our business, results of operations, cash flows or financial position, including a material adverse effect on the carrying value of our assets such as our cigar trademarks.
▪Good Manufacturing Practices: The FSPTCA requires that the FDA promulgate good manufacturing practice regulations (referred to by the FDA as “Requirements for Tobacco Product Manufacturing Practice”) for tobacco product manufacturers, but does not specify a timeframe for such regulations. Compliance with any such regulations could result in increased costs, which could have a material adverse effect on our business, results of operations, cash flows or financial position.
▪Impact on Our Business; Compliance Costs and User Fees: FDA regulatory actions under the FSPTCA could have a material adverse effect on our business, results of operations, cash flows or financial position in various ways. For example, actions by the FDA could:
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
The FSPTCA imposes user fees on cigarette, cigarette tobacco, smokeless tobacco, cigar and pipe tobacco manufacturers and importers to pay for the cost of regulation and other matters. The FSPTCA does not impose user fees on e-vapor or oral nicotine pouch manufacturers. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA user fees and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the FSPTCA and FDA regulations. Payments for user fees are adjusted for several factors, including market share and industry volume. See Liquidity and Capital Resources - Payments Under State Settlement Agreements and FDA Regulation below for a discussion of our FDA user fee payments. In addition, compliance with the FSPTCA’s regulatory requirements has resulted, and will continue to result, in additional costs. The amount of additional compliance and related costs has not been material in any given quarter or year-to-date period but could become material, either individually or in the aggregate. The failure to comply with FDA regulatory requirements, even inadvertently, and FDA enforcement actions also could have a material adverse effect on our business, results of operations, cash flows or financial position.
▪Investigation and Enforcement: The FDA has a number of investigatory and enforcement tools available to it, including document requests and other required information submissions, facility inspections, facility closures, examinations and investigations, injunction proceedings, monetary penalties, product withdrawal and recall orders, and product seizures. Investigations or enforcement actions could result in significant costs or otherwise have a material adverse effect on our business, results of operations, cash flows or financial position.

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
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and February 23, 2023, the weighted-average state cigarette excise tax increased from $0.36 to $1.89 per pack. No state enacted new legislation increasing cigarette excise taxes in 2022, and, as of February 23, 2023, no state has enacted new legislation increasing excise taxes in 2023. However, various increases are under consideration or have been proposed.
A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. We support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of February 23, 2023, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST.
An increasing number of states and localities also are imposing excise taxes on e-vapor products and oral nicotine pouches. As of February 23, 2023, 30 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 11 states and the District of Columbia have enacted legislation to tax oral nicotine pouches.
Tax increases are expected to continue to have an adverse impact on sales of our operating companies’ products through lower consumption levels and the potential shift in adult tobacco consumer purchases from premium to non-premium or discount cigarettes, to lower taxed tobacco products or to counterfeit and contraband products. Lower sales volume and reported share performance of our operating companies’ products could have a material adverse effect on our business, results of operations, cash flows or financial position. In addition, substantial excise tax increases on e-vapor and oral nicotine products may negatively impact adult smokers’ transition to these products, which could materially adversely affect our ability to achieve our Vision.
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of February 23, 2023, 181 countries, as well as the European Union, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
State Settlement Agreements
As discussed in Note 17, during 1997 and 1998, PM USA and other major domestic cigarette manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. Increases in inflation can increase our financial liability under the State Settlement Agreements. The State Settlement Agreements’ inflation calculations require us to apply the higher of 3% or the U.S. Bureau of Labor Statistics’ Consumer Price Index for All Urban Consumers (“CPI-U”) percentage rate as published in January of each year. As of December 2022, the inflation calculation was approximately 6.5% based on the latest CPI-U data; however, the increase in the annual payments did not have a material impact on our financial position. We believe that inflation will continue at increased levels in 2023, but do not expect the corresponding increase in annual payments to result in a material financial impact. However, we will continue to monitor the impact of increased inflation on the macroeconomic environment and our businesses.
For a discussion of the impact of the State Settlement Agreements on us, see Liquidity and Capital Resources - Payments Under State Settlement Agreements and FDA Regulation below and Note 17. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). The State Settlement Agreements also place restrictions on the use of brand name sponsorships and brand name non-tobacco products and prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings and (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of February 23, 2023, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, Utah, New York and Illinois) and the District of Columbia have passed such legislation. Some of these states, such as New York, Utah and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway. The legislation in California, which became effective in December 2022, bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen.
Massachusetts passed legislation capping the amount of nicotine in e-vapor products. Similar legislation is pending in two other states.
Similar restrictions to those enacted or proposed in various U.S. states and localities on e-vapor and oral nicotine pouch products have been enacted or proposed internationally.
We have challenged and will continue to challenge certain federal, state and local legislation and other governmental action, including through litigation. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented that could have a material adverse impact on our business, results of operations, cash flows or financial position. Such action also could negatively impact adult smokers’ transition to smoke-free products, which could materially adversely affect our ability to achieve our Vision.
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: After a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, in December 2019, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of February 23, 2023, 41 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on our operating companies’ sales volumes, as discussed above under Underage Access and Use of Certain Tobacco Products, we support raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, reflecting our longstanding commitment to combat underage tobacco use.
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
▪Other Legislation or Governmental Initiatives: In addition to the actions discussed above, other regulatory initiatives affecting the tobacco industry have been adopted or are being considered at the federal level and in a number of state and local jurisdictions. For example, in recent years, legislation has been introduced or enacted at the state or local level to subject tobacco products to various reporting requirements and performance standards; establish educational campaigns relating to tobacco consumption or tobacco control programs or provide additional funding for governmental tobacco control activities; restrict the sale of tobacco products in certain retail establishments and the sale of tobacco products in certain package sizes; prohibit the sale of tobacco products based on environmental concerns; impose responsibility on manufacturers for the disposal, recycling or other treatment of post-consumer goods such as plastic packaging; require tax stamping of smokeless tobacco products; require the use of state tax stamps using data encryption technology; and further restrict the sale, marketing and advertising of cigarettes and other tobacco products. Such legislation may be subject to constitutional or other challenges on various grounds, which may or may not be successful. In addition, if the COVID-19 pandemic resurges, state and local governments may reimpose additional health and safety requirements for all businesses, which could result in the potential temporary closure of certain businesses and facilities. It is possible that tobacco manufacturing and other facilities and the facilities of our suppliers, our suppliers’ suppliers and our trade partners could be subject to additional government-mandated temporary closures and restrictions.
It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented (and, if challenged, upheld) relating to the manufacturing, design, packaging, marketing, advertising, sale or use of tobacco products, or the tobacco industry generally. Any such legislation, regulation or other governmental action could have a material adverse impact on our business, results of operations, cash flows or financial position.
▪Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters.  For example: (i) the FTC issued a Civil Investigative Demand (“CID”) to us while conducting its antitrust review of our investment in JUUL seeking information regarding, among other things, our role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee (see Note 17 for a description of the FTC’s administrative complaint against us and JUUL); (ii) the SEC commenced an investigation relating to our acquisition, disclosures and accounting controls in connection with the JUUL investment; and (iii) the New York State Office of the Attorney General and the Commonwealth of Massachusetts Office of the Attorney General, separately, issued independent subpoenas to us seeking documents relating to our investment in and provision of services to JUUL.
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
In December 2022, JUUL and 33 states and Puerto Rico finalized a settlement regarding an investigation of JUUL’s marketing practices. Pursuant to the settlement, JUUL will pay approximately $440 million to the states and territory over a period of six to 10 years and refrain from certain marketing practices. As of February 23, 2023, one state has opted out of the multistate settlement in objection to certain conditions. We remain a party to lawsuits initiated by the attorneys general of Alaska, Hawaii, Minnesota and New Mexico. JUUL is also named in other attorneys general lawsuits in which we currently are not named.
Private Sector Activity on Tobacco Products
A number of retailers, including national chains, have discontinued the sale of all tobacco products, and others have discontinued the sale of e-vapor products. Reasons for the discontinuation include change in corporate policy and, with respect to e-vapor products, reported illnesses and the uncertain regulatory environment. Furthermore, third-party digital platforms, such as app stores, have restricted, and in some cases prohibited, communications with adult tobacco consumers concerning tobacco products. It is possible that if this private sector activity becomes more widespread it could have an adverse effect on our business, results of operations, cash flows or financial position.
Illicit Trade in Tobacco Products
Illicit trade in tobacco products can have an adverse impact on our business. Illicit trade can take many forms, including the sale of counterfeit tobacco products; the sale of tobacco products in the United States that are intended for sale outside the country; the sale of untaxed tobacco products over the Internet and by other means designed to avoid the collection of applicable taxes; and diversion into one taxing jurisdiction of tobacco products intended for sale in another. Counterfeit tobacco products, for example, are manufactured by unknown third parties in unregulated environments. Counterfeit versions of our products can negatively affect adult tobacco consumer experiences with and opinions of those brands. Illicit trade in tobacco products also harms law-abiding wholesalers and retailers by depriving them of lawful sales and undermines the significant investment we have made in legitimate distribution channels. Moreover, illicit trade in tobacco products results in federal, state and local governments losing tax revenues. Losses in tax revenues can cause such governments to take various actions, including increasing excise taxes, imposing legislative or regulatory requirements, or asserting claims against manufacturers of tobacco products or members of the trade channels through which such tobacco products are distributed and sold, each of which may have an adverse effect on our business, results of operations, cash flows or financial position.
We communicate with wholesale and retail trade members regarding illicit trade in tobacco products and how we can help prevent such activities, enforce wholesale and retail trade programs and policies that address illicit trade in tobacco products and, when necessary, litigate to protect our trademarks.
Price, Availability and Quality of Tobacco, Other Raw Materials, Ingredients and Component Parts
Shifts in crops (such as those driven by economic conditions and adverse weather patterns), government restrictions and mandated prices, production control programs, economic trade sanctions, import duties and tariffs, international trade disruptions, inflation, geopolitical instability, climate and environmental changes and disruptions due to man-made or natural disasters may increase the cost or reduce the supply or quality of tobacco, other raw materials, ingredients or component parts used to manufacture our operating companies’ products. Any significant change in such factors could restrict our ability to continue manufacturing and marketing existing products or impact adult consumer product acceptability and have a material adverse effect on our business and profitability.
As with other agricultural commodities, tobacco price, quality and availability can be influenced by variations in weather patterns, including those caused by climate change, and macroeconomic conditions and imbalances in supply and demand, among other factors. For varieties of tobacco only available in limited geographies, government-mandated prices and production control programs, political instability or government prohibitions on the import or export of tobacco in certain countries pose additional risks to price, availability and quality. In addition, as consumer demand increases for smoke-free products and decreases for combustible products, the volume of tobacco leaf required for production may decrease, resulting in reduced demand. The reduced demand for tobacco leaf may result in the reduced supply and availability of domestic tobacco as growers divert resources to other crops or cease farming. The unavailability or unacceptability of any one or more particular varieties of tobacco leaf necessary to manufacture our operating companies’ products could restrict our ability to continue marketing existing products or impact adult tobacco consumer product acceptability, which could result in increased costs to us.
Current macroeconomic conditions and geopolitical instability (including high inflation, high gas prices, rising interest rates, labor shortages, supply and demand imbalances and the Russian invasion of Ukraine) are causing worldwide disruptions and delays to supply chains and commercial markets, which limit access to, and increase the cost of, raw materials, ingredients and component parts (for example, tobacco leaf and resins and aluminum used in our packaging). We are implementing various strategies to help secure sufficient supplies of raw materials, ingredients and component parts for production.
In addition, government taxes, restrictions and prohibitions on the sale and use of certain products may limit access to, and increase the costs of, raw materials and component parts and, potentially, impede our ability to sell certain of our operating companies’ products. For example, additional taxes on the use of certain single-use plastics have been proposed by the U.S. Congress, which, if passed, could increase the costs of, and impair our ability to, source certain materials used in the packaging for our operating companies’ products.
We work to mitigate these risks by maintaining inventory levels of certain tobacco varieties that cover several years, purchasing raw materials, ingredients and component parts from disperse geographic regions throughout the world and entering into long-term contracts with some of our tobacco growers and direct material suppliers. To date, the impact on us of changes in the price, availability and quality of tobacco, other raw materials, ingredients and component parts has not been material. However, the effects of the current macroeconomic and geopolitical conditions on prices, availability and quality of such items may continue, which could have a material adverse effect on our business, results of operations, cash flows or financial position.
Timing of Sales
In the ordinary course of business, we are subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, the timing of promotions, customer incentive programs and customer inventory programs, as well as the actual or speculated timing of pricing actions and tax-driven price increases.

Operating Results
Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins and provides a reconciliation of reported OCI to adjusted OCI for our smokeable products segment:

	Operating Results
	For the Years Ended December 31,
(in millions)	2022	2021
Net revenues	$22,476	$22,866
Excise taxes	(4,289)	(4,754)
Revenues net of excise taxes	$18,187	$18,112

Reported OCI	$10,688	$10,394
NPM Adjustment Items	(63)	(53)
Tobacco and health and certain other litigation items	101	83
Adjusted OCI	$10,726	$10,424

Reported OCI margins (1)	58.8%	57.4%
Adjusted OCI margins (1)	59.0%	57.6%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
2022 Compared with 2021
Net revenues, which include excise taxes billed to customers, decreased $390 million (1.7%), due primarily to lower shipment volume ($2,506 million), partially offset by higher pricing ($2,083 million), which includes lower promotional investments.
Reported OCI increased $294 million (2.8%), due primarily to higher pricing, which includes lower promotional investments, partially offset by lower shipment volume ($1,525 million), higher costs ($247 million) and higher per unit settlement charges.
Adjusted OCI increased $302 million (2.9%), due primarily to higher pricing, which includes lower promotional investments, partially offset by lower shipment volume, higher costs and higher per unit settlement charges.
Marketing, administration and research costs for the smokeable products segment include PM USA’s cost of administering and litigating product liability claims. Litigation defense costs are influenced by a number of factors, including the number and types of cases filed, the number of cases tried annually, the results of trials and appeals, the development of the law controlling relevant legal issues, and litigation strategy and tactics. For further discussion on these matters, see Note 17 and Item 3. For the years ended December 31, 2022 and 2021, product liability defense costs for PM USA were $133 million and $111 million, respectively. Product liability defense costs for our smokeable products segment increased primarily due to the increase in trials and related preparation over the previous year. Cases that were previously postponed as a result of court closures due to the COVID-19 pandemic in 2021 were resumed in 2022 and new cases were filed. Since regular trial activity has resumed, we expect future product liability defense costs for our smokeable products segment to approximate $150 million, which reflects spending levels similar to 2019.

Shipment Volume and Retail Share Results
The following table summarizes our smokeable products segment’s shipment volume performance:

	Shipment Volume
	For the Years Ended December 31,
(sticks in millions)	2022	2021
Cigarettes:
Marlboro	75,406	82,970
Other premium	3,866	4,216
Discount	5,406	6,607
Total cigarettes	84,678	93,793
Cigars:
Black & Mild	1,727	1,796
Other	4	7
Total cigars	1,731	1,803
Total smokeable products	86,409	95,596
Note: Cigarettes shipment volume includes Marlboro; Other premium brands, such as Virginia Slims, Parliament, Benson & Hedges and Nat’s; and Discount brands, which include L&M, Basic and Chesterfield. Cigarettes volume includes units sold as well as promotional units but excludes units sold for distribution to Puerto Rico, U.S. Territories to overseas military and by Philip Morris Duty Free Inc., none of which, individually or in the aggregate, is material to our smokeable products segment.
The following table summarizes our cigarettes retail share performance:

	Retail Share
	For the Years Ended December 31,
	2022	2021
Cigarettes:
Marlboro	42.5%	42.9%
Other premium	2.3	2.3
Discount	3.1	3.5
Total cigarettes	47.9%	48.7%
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
2022 Compared with 2021
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 9.7%, driven primarily by the industry’s decline rate and retail share losses (both of which were impacted by macroeconomic pressures on adult tobacco consumers’ disposable income) and calendar differences, partially offset by trade inventory movements. When adjusted for calendar differences and trade inventory movements, our smokeable products segment’s reported domestic cigarettes shipment volume decreased by an estimated 9.5%. When adjusted for trade inventory movements, calendar differences and other factors, total estimated domestic cigarette industry volume decreased by an estimated 8%.
Shipments of premium cigarettes accounted for 93.6% and 93.0% of our smokeable products segment’s reported domestic cigarettes shipment volume for 2022 and 2021, respectively.
Our smokeable products segment’s reported cigar shipment volume decreased 4.0%, driven primarily by macroeconomic pressures on adult tobacco consumers’ disposable income, trade inventory movements and other factors.

Marlboro’s retail share of the total cigarette category was 42.5%, a decrease of 0.4 share points, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income and increased competitive activity. However, Marlboro’s share of the premium segment grew to 58.2%, an increase of 0.5 share points.
Total cigarettes industry discount category retail share increased 1.4 share points to 26.9%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income and increased competitive activity.
For a discussion regarding discount category dynamics in 2022 and the economic conditions, including a high inflationary environment, that impact adult tobacco consumer purchasing behavior, see Operating Results by Business Segment - Tobacco Space - Business Environment - Summary above.
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
In addition:
▪Effective January 22, 2023, PM USA increased the list price of Marlboro, L&M, Basic and Chesterfield by $0.15 per pack. PM USA also increased the list price of all its other cigarette brands by $0.20 per pack.
Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins and provides a reconciliation of reported OCI to adjusted OCI for our oral tobacco products segment:

	Operating Results
	For the Years Ended December 31,
(in millions)	2022	2021
Net revenues	$2,580	$2,608
Excise taxes	(119)	(132)
Revenues net of excise taxes	$2,461	$2,476

Reported OCI	$1,632	$1,659
Asset impairment, exit, implementation, acquisition and disposition-related costs	—	37
Adjusted OCI	$1,632	$1,696

Reported OCI margins (1)	66.3%	67.0%
Adjusted OCI margins (1)	66.3%	68.5%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.

2022 Compared with 2021
Net revenues, which include excise taxes billed to customers, decreased $28 million (1.1%) due primarily to lower shipment volume and a higher percentage of on! shipment volume relative to MST (“volume/mix”) versus 2021 ($104 million), partially offset by higher pricing ($86 million), which includes higher promotional investments in on!.
Reported OCI decreased $27 million (1.6%), due primarily to lower volume/mix ($116 million) and higher costs ($26 million), partially offset by higher pricing, which includes higher promotional investments in on!, and acquisition-related costs in 2021 ($37 million).
Adjusted OCI decreased $64 million (3.8%), due primarily to lower volume/mix and higher costs, partially offset by higher pricing, which includes higher promotional investments in on!.
Shipment Volume and Retail Share Results
The following table summarizes our oral tobacco products segment’s shipment volume performance:

	Shipment Volume
	For the Years Ended December 31,
(cans and packs in millions)	2022	2021
Copenhagen	470.6	503.6
Skoal	179.4	197.4
on!	82.5	48.4
Other	68.1	70.9
Total oral tobacco products	800.6	820.3
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
The following table summarizes our oral tobacco products segment’s retail share performance (excluding international volume):

	Retail Share
	For the Years Ended December 31,
	2022	2021
Copenhagen	27.0%	29.5%
Skoal	11.3	12.5
on!	5.0	2.6
Other	3.1	3.1
Total oral tobacco products	46.4%	47.7%
Note: Our oral tobacco products segment’s retail share results exclude international volume, which is currently not material to our oral tobacco products segment. Retail share results for oral tobacco products are based on data from IRI InfoScan, a tracking service that uses a sample of stores to project market share and depict share trends. This service tracks sales in the food, drug, mass merchandisers, convenience, military, dollar store and club trade classes on the number of cans and packs sold. Oral tobacco products is defined by IRI as MST, snus and oral nicotine pouches. New types of oral tobacco products, as well as new packaging configurations of existing oral tobacco products, may or may not be equivalent to existing MST products on a can-for-can basis. For example, one pack of snus or one can of oral nicotine pouches, irrespective of the number of pouches in the pack or can, is assumed to be equivalent to one can of MST. Because this service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share. It is IRI’s standard practice to periodically refresh its InfoScan services, which could restate retail share results that were previously released in this service.
For a discussion of volume trends and factors that impact volume and retail share performance, see Tobacco Space - Business Environment above.
2022 Compared with 2021
Our oral tobacco products segment’s reported domestic shipment volume decreased 2.4%, driven primarily by retail share losses, trade inventory movements and calendar differences, partially offset by the industry’s growth rate and other factors. When adjusted for trade inventory movements and calendar differences, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 2%.

Total oral tobacco products category industry volume increased by an estimated 1% for the six months ended December 31, 2022, primarily driven by growth in oral nicotine pouches, partially offset by declines in MST volumes (which includes the impact of macroeconomic pressures on adult tobacco consumers’ disposable income).
Our oral tobacco products segment’s retail share was 46.4%, and Copenhagen continued to be the leading oral tobacco brand with a retail share of 27.0%. Share declines for MST products were primarily driven by the share growth of oral nicotine pouches.
The U.S. nicotine pouch category grew to 21.9% of the U.S. oral tobacco category, an increase of 6.5 share points versus the prior year. In addition, on! share of the nicotine pouch category grew to 23.0%, an increase of 6.1 share points versus the prior year.
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
In addition:
▪Effective January 24, 2023, USSTC increased the list price on its Copenhagen, Skoal, Red Seal and Husky brands by $0.09 per can.

Liquidity and Capital Resources
We are a holding company that is primarily dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements. Our access to the operating cash flows of our wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At December 31, 2022, our significant wholly owned subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, we receive cash dividends on our interest in ABI and will continue to do so as long as ABI pays dividends.
At December 31, 2022, we had $4.0 billion of cash and cash equivalents. In addition to having access to the operating cash flows of our wholly owned subsidiaries, our capital resources include access to credit markets in the form of commercial paper, availability under our $3.0 billion Credit Agreement (as defined below), which we use for general corporate purposes, and access to credit markets through the issuance of long-term senior unsecured notes. For additional information, see Capital Markets and Other Matters below.
In addition to funding current operations, we primarily use our net cash from operating activities for payment of dividends, share repurchases under our share repurchase programs, repayment of debt, acquisitions of or investments in businesses and assets, and capital expenditures.
We believe our cash and cash equivalents balance, along with our future cash flows from operations, capacity for borrowings under the Credit Agreement and access to credit and capital markets, provide sufficient liquidity to meet the needs of our business operations and to satisfy our projected cash requirements for the next 12 months and the foreseeable future.
Capital Markets and Other Matters
Credit Ratings - Our cost and terms of financing and our access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under the Credit Agreement is discussed in Note 7. Short-Term Borrowings and Borrowing Arrangements to the consolidated financial statements in Item 8 (“Note 7”).

At December 31, 2022, the credit ratings and outlook for our indebtedness by major credit rating agencies were:

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
In August 2022, we entered into an extension and amendment to our $3.0 billion senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”). At December 31, 2022, we had availability under the Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion, and we were in compliance with the covenants in the Credit Agreement. We expect to continue to meet the covenants in the Credit Agreement. We monitor the credit quality of our bank group and are not aware of any potential non-performing credit provider in that group. For further discussion on short-term borrowings, see Note 7.
Any commercial paper issued by us and borrowings under the Credit Agreement are guaranteed by PM USA. For further discussion, see Supplemental Guarantor Financial Information below and Note 8.
Debt - At December 31, 2022 and 2021, our total debt was $26.7 billion and $28.0 billion, respectively.
In August 2022, we repaid in full our 2.850% senior unsecured notes in the aggregate principal amount of $1.1 billion at maturity.
All of our long-term debt outstanding at December 31, 2022 and 2021 was fixed-rate debt. The weighted-average coupon interest rate on total long-term debt was approximately 4.0% at December 31, 2022 and 2021.
In February 2023, we repaid in full our 1.000% senior unsecured Euro notes in the aggregate principal amount of $1.3 billion (€1.25 billion) at maturity.
For further details on long-term debt, see Note 8.
Altria and PMI Purchase Agreement; Altria and Japan Tobacco Joint Venture
▪In October 2022, we entered into an agreement with PMI to, among other things, transition and ultimately conclude our relationship with respect to the IQOS System in the United States. We received a payment of $1.0 billion and expect to receive an additional payment of $1.7 billion (plus interest) by July 2023 for a total cash payment of approximately $2.7 billion (plus interest). We expect to use the cash proceeds for several items, which may include investments in pursuit of our Vision, repayment of debt, share repurchases and general corporate purposes.
▪In October 2022, we entered into a joint venture with Japan Tobacco for the U.S. marketing and commercialization of heated tobacco stick products. We hold a 75% economic interest in Horizon, the joint venture entity, with Japan Tobacco having a 25% economic interest. We are responsible for making initial capital contributions to Horizon of up to $150 million, as needed by the joint venture to fund operations. Any additional capital contributions made to Horizon after the initial $150 million will be split according to economic ownership.
For further discussion of these events, see Item 1, Note 1 and Note 4.
In October 2020, we filed a registration statement on Form S-3 with the SEC, under which we may offer debt securities or warrants to purchase debt securities from time to time over a three-year period from the date of filing.
Off-Balance Sheet Arrangements and Other Future Contractual Obligations
We had no off-balance sheet arrangements, including special purpose entities, other than guarantees and contractual obligations that are discussed below.
Guarantees and Other Similar Matters - As discussed in Note 17, we had unused letters of credit obtained in the ordinary course of business and guarantees (including third-party guarantees) outstanding at December 31, 2022. From time to time, we also issue lines of credit to affiliated entities. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 8, PM USA has issued guarantees relating to our obligations under our outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under the commercial paper program. These items have not had, and are not expected to have, a significant impact on our liquidity.
Long-Term Debt and Interest on Borrowings - In addition to maturities of long-term debt, we make interest payments based on stated coupon interest rates. For information on annual debt maturities and interest payments, see Note 8.
Purchase Obligations - we have entered into purchase obligations for inventory and production costs (such as raw materials, indirect materials and services, contract manufacturing, packaging, storage and distribution) and other commitments for projected needs to be used in the normal course of business. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). At December 31, 2022, purchase obligations for inventory and production costs for the next 12 months were $841 million and $925 million thereafter.
At December 31, 2022, we had $598 million of other purchase obligation commitments for marketing, capital expenditures, information technology and professional services, which occur through the ordinary course of business. Substantially all of these commitments are expected to be satisfied within 12 months. Accounts payable and accrued liabilities are reflected on our consolidated balance sheet at December 31, 2022 and are excluded from the amounts above.
Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 17, PM USA has entered into State Settlement Agreements with the states, the District of Columbia and certain U.S. territories that call for certain payments. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. For further discussion of the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the MSA, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 17.
Based on current agreements, estimated market share, estimated annual industry volume decline rates and inflation rates, the estimated amounts that we may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees are $4.0 billion on average for the next three years. These amounts exclude the potential impact of any NPM Adjustment Items.
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year are generally paid in April of the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. We paid approximately $4.6 billion and $4.7 billion for the years ended December 31, 2022 and 2021, respectively, in connection with the State Settlement Agreements and FDA user fees, primarily all of which was paid in the second quarter of each period. As previously stated, the payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including volume, operating income, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results. For further discussion on the potential impact of inflation on future payments, see Operating Results by Business Segment - Tobacco Space - State Settlement Agreements.
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of December 31, 2022, PM USA had posted appeal bonds totaling $46 million, which have been collateralized with restricted cash that is included in assets on our consolidated balance sheet.
Litigation is subject to uncertainty, and an adverse outcome or settlement of litigation could have a material adverse effect on our results of operations, cash flows or financial position in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 17, Item 3 and Item 1A.
Other Long-Term Liabilities - We had $1.1 billion of accrued postretirement health care costs on our consolidated balance sheet at December 31, 2022 and estimate approximately $100 million of annual payments. In addition, we had accrued pension obligations, substantially all of which are funded from plan assets. For further information on our postretirement health care and pension obligations, see Note 15. We are unable to estimate the timing of payments of other long-term liabilities (accrued postemployment costs, income taxes and tax contingencies, and other accruals) included on our consolidated balance sheet at December 31, 2022.
Equity and Dividends
As discussed in Note 10. Stock Plans to the consolidated financial statements in Item 8, during 2022 we granted an aggregate of 1.2 million restricted stock units and 0.2 million performance stock units to eligible employees.
At December 31, 2022, the number of shares to be issued upon vesting of restricted stock units and performance stock units was not significant.
Dividends paid in 2022 and 2021 were approximately $6.6 billion and $6.4 billion, respectively, an increase of 2.4%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares we repurchased under our share repurchase program.
In the third quarter of 2022, our Board of Directors declared a 4.4% increase in the quarterly dividend rate to $0.94 per share of our common stock versus the previous rate of $0.90 per share. Our current annualized dividend rate is $3.76 per share. We maintained our long-term objective of a dividend payout ratio target of approximately 80% of our adjusted diluted EPS. Future dividend payments remain subject to the discretion of our Board.
For a discussion of our share repurchase programs, see Note 9. Capital Stock to the consolidated financial statements in Item 8 and Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Form 10-K.

Financial Review
Cash Provided by/Used in Operating Activities
During 2022, net cash provided by operating activities was $8.3 billion compared with $8.4 billion during 2021. This decrease was due primarily to the sale of our wine business in October 2021.
We had a working capital deficit at December 31, 2022 and 2021. Our management believes that we have the ability to fund working capital deficits with cash provided by operating activities, borrowings under the Credit Agreement and access to the credit and capital markets.
Cash Provided by/Used in Investing Activities
During 2022, net cash provided by investing activities was $0.8 billion compared with $1.2 billion during 2021. This decrease was due primarily to proceeds from the Ste. Michelle Transaction in 2021, the purchase of certain intellectual property in 2022, lower proceeds from finance asset sales and higher capital expenditures, partially offset by proceeds from the sale of IQOS System commercialization rights in 2022.
Capital expenditures for 2022 increased 21.3% to $205 million. Capital expenditures were higher due primarily to increased investing in on! manufacturing capacity, partially offset by the sale of the wine business. We expect capital expenditures for 2023 to be in the range of $175 million to $225 million, which are expected to be funded from operating cash flows.
Cash Provided by/Used in Financing Activities
During 2022, net cash used in financing activities was $9.5 billion compared with $10.0 billion during 2021. This decrease was due primarily to the following:
▪repayment of $1.5 billion in full of our senior unsecured notes at scheduled maturity in May 2021;
▪2021 debt tender offers and redemption transactions, which included net proceeds of $5.5 billion from the issuance of long-term senior unsecured notes used to repurchase and redeem $5.0 billion of our senior unsecured notes and payment of $0.6 billion for related premiums and fees; and
▪purchase of the remaining 20% interest in Helix in 2021;
partially offset by:
▪repayment of $1.1 billion in full of our senior unsecured notes at scheduled maturity in August 2022;
▪higher repurchases of common stock in 2022; and
▪higher dividends paid in 2022.
New Accounting Guidance Not Yet Adopted
See Note 2 for a discussion of issued accounting guidance applicable to, but not yet adopted by, us.
Contingencies
See Note 17 and Item 3 for a discussion of contingencies.
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
Summarized Balance Sheets
(in millions of dollars)

	December 31, 2022
	Parent	Guarantor
Assets
Due from Non-Guarantor Subsidiaries	$—	$278
Other current assets	4,086	762
Total current assets	$4,086	$1,040

Due from Non-Guarantor Subsidiaries	$4,790	$—
Other assets	9,090	1,435
Total non-current assets	$13,880	$1,435

Liabilities
Due to Non-Guarantor Subsidiaries	$2,342	$912
Other current liabilities	3,751	3,925
Total current liabilities	$6,093	$4,837

Total non-current liabilities	$26,591	$633

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Year Ended December 31, 2022
	Parent (1)	Guarantor
Net revenues	$—	$21,418
Gross profit	—	11,505
Net earnings (losses)	(2,366)	7,487
(1) For the year ended December 31, 2022, net earnings (losses) includes $231 million of intercompany interest income from non-guarantor subsidiaries.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The fair value of our long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting primarily from changes in market interest rates. The following table provides the fair value of our long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates at December 31:

(in billions)	2022	2021
Fair value	$22.9	$30.5
Decrease in fair value from a 1% increase in market interest rates	1.7	2.7
Increase in fair value from a 1% decrease in market interest rates	2.0	3.2
We expect interest rates on borrowings under the Credit Agreement to be based on the Term Secured Overnight Financing Rate, plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s and S&P. The applicable percentage for borrowings under the Credit Agreement at December 31, 2022 was 1.0% based on our long-term senior unsecured debt ratings on that date. At December 31, 2022 and 2021, we had no borrowings under the Credit Agreement.

Item 8. Financial Statements and Supplementary Data.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions of dollars)
________________________

at December 31,	2022	2021
Assets
Cash and cash equivalents	$4,030	$4,544
Receivables:
Receivable from the sale of IQOS System commercialization rights	1,721	—
Other	48	47
Inventories:
Leaf tobacco	704	744
Other raw materials	186	166
Work in process	24	23
Finished product	266	261
	1,180	1,194
Other current assets	241	298
Total current assets	7,220	6,083

Property, plant and equipment, at cost:
Land and land improvements	123	123
Buildings and building equipment	1,478	1,422
Machinery and equipment	2,578	2,652
Construction in progress	248	235
	4,427	4,432
Less accumulated depreciation	2,819	2,879
	1,608	1,553

Goodwill	5,177	5,177
Other intangible assets, net	12,384	12,306
Investments in equity securities ($250 million and $1,720 million at December 31, 2022 and 2021, respectively, measured at fair value)	9,600	13,481
Other assets	965	923
Total Assets	$36,954	$39,523

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
____________________________________________

at December 31,	2022	2021
Liabilities
Current portion of long-term debt	$1,556	$1,105
Accounts payable	552	449
Accrued liabilities:
Marketing	599	664
Settlement charges	2,925	3,349
Other	1,299	1,365
Dividends payable	1,685	1,647
Total current liabilities	8,616	8,579

Long-term debt	25,124	26,939
Deferred income taxes	2,897	3,692
Accrued pension costs	133	200
Accrued postretirement health care costs	1,083	1,436
Deferred gain from the sale of IQOS System commercialization rights	2,700	—
Other liabilities	324	283
Total liabilities	40,877	41,129
Contingencies (Note 17)
Stockholders’ Equity (Deficit)
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,887	5,857
Earnings reinvested in the business	29,792	30,664
Accumulated other comprehensive losses	(2,771)	(3,056)
Cost of repurchased stock (1,020,427,195 shares at December 31, 2022 and 982,785,699 shares at December 31, 2021)	(37,816)	(36,006)
Total stockholders’ equity (deficit) attributable to Altria	(3,973)	(1,606)
Noncontrolling interests	50	—
Total stockholders’ equity (deficit)	(3,923)	(1,606)
Total Liabilities and Stockholders’ Equity (Deficit)	$36,954	$39,523

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Earnings
(in millions of dollars, except per share data)
____________________________________

for the years ended December 31,	2022	2021	2020
Net revenues	$25,096	$26,013	$26,153
Cost of sales	6,442	7,119	7,818
Excise taxes on products	4,408	4,902	5,312
Gross profit	14,246	13,992	13,023
Marketing, administration and research costs	2,327	2,432	2,150
Operating income	11,919	11,560	10,873
Interest and other debt expense, net	1,058	1,162	1,209
Loss on early extinguishment of debt	—	649	—
Net periodic benefit income, excluding service cost	(184)	(202)	(77)
(Income) losses from investments in equity securities	3,641	5,979	111
Impairment of JUUL equity securities	—	—	2,600
Loss on Cronos-related financial instruments	15	148	140
Earnings before income taxes	7,389	3,824	6,890
Provision for income taxes	1,625	1,349	2,436
Net earnings	5,764	2,475	4,454
Net losses attributable to noncontrolling interests	—	—	13
Net earnings attributable to Altria	$5,764	$2,475	$4,467
Per share data:
Basic and diluted earnings per share attributable to Altria	$3.19	$1.34	$2.40

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
_______________________

for the years ended December 31,	2022	2021	2020
Net earnings	$5,764	$2,475	$4,454
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	176	808	(228)
ABI	143	426	(1,245)
Currency translation adjustments and other	(34)	51	(4)
Other comprehensive earnings (losses), net of deferred income taxes	285	1,285	(1,477)

Comprehensive earnings	6,049	3,760	2,977
Comprehensive losses attributable to noncontrolling interests	—	—	13
Comprehensive earnings attributable to Altria	$6,049	$3,760	$2,990
See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions of dollars)
__________________

for the years ended December 31,	2022	2021	2020
Cash Provided by (Used in) Operating Activities
Net earnings	$5,764	$2,475	$4,454
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	226	244	257
Deferred income tax provision (benefit)	(947)	(1,160)	(164)
(Income) losses from investments in equity securities	3,641	5,979	111
Dividends from ABI	104	119	108
Loss on Cronos-related financial instruments	15	148	140
Impairment of JUUL equity securities	—	—	2,600
Loss on early extinguishment of debt	—	649	—
Cash effects of changes: (1)
Receivables	(21)	(18)	20
Inventories	14	57	2
Accounts payable	92	163	53
Income taxes	(118)	(149)	(29)
Accrued liabilities and other current assets	(129)	165	(15)
Accrued settlement charges	(424)	(215)	218
Pension plan contributions	(20)	(26)	(33)
Pension and postretirement, net	(156)	(175)	(49)
Other, net (2)	215	149	712
Net cash provided by (used in) operating activities	8,256	8,405	8,385
Cash Provided by (Used in) Investing Activities
Capital expenditures	(205)	(169)	(231)
Proceeds from the sale of IQOS System commercialization rights	1,000	—	—
Proceeds from the Ste. Michelle Transaction, net of cash transferred	—	1,176	—
Other, net	(13)	205	88
Net cash provided by (used in) investing activities	782	1,212	(143)
(1) 2021 amounts reflect changes from operations for Ste. Michelle prior to the Ste. Michelle Transaction.
(2) 2020 primarily reflects inventory-related amounts associated with the wine business strategic reset. For further discussion, see Note 14. Segment Reporting.
See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
__________________

for the years ended December 31,	2022	2021	2020
Cash Provided by (Used in) Financing Activities
Proceeds from short-term borrowings	$—	$—	$3,000
Repayment of short-term borrowings	—	—	(3,000)
Long-term debt issued	—	5,472	1,993
Long-term debt repaid	(1,105)	(6,542)	(1,000)
Repurchases of common stock	(1,825)	(1,675)	—
Dividends paid on common stock	(6,599)	(6,446)	(6,290)
Premiums and fees related to early extinguishment of debt	—	(623)	—
Other, net	(12)	(215)	(99)
Net cash provided by (used in) financing activities	(9,541)	(10,029)	(5,396)
Cash, cash equivalents and restricted cash:
Increase (decrease)	(503)	(412)	2,846
Balance at beginning of year	4,594	5,006	2,160
Balance at end of year	$4,091	$4,594	$5,006
Supplemental cash flow information:
Cash paid:
Interest	$1,119	$1,189	$1,246
Income taxes	$2,657	$2,673	$2,616
Non-cash investing activities:
Deferred proceeds from the sale of IQOS System commercialization rights	$1,700	$—	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash (1) to the amounts reported on our consolidated balance sheets:

at December 31,	2022	2021	2020
Cash and cash equivalents	$4,030	$4,544	$4,945
Restricted cash included in other current assets	15	—	1
Restricted cash included in other assets	46	50	60
Cash, cash equivalents and restricted cash	$4,091	$4,594	$5,006
(1) Restricted cash consisted primarily of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 17. Contingencies.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(in millions of dollars, except per share data)
____________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2019	$935	$5,970	$36,539	$(2,864)	$(34,358)	$97	$6,319
Net earnings (losses)	—	—	4,467	—	—	(16)	4,451
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(1,477)	—	—	(1,477)
Stock award activity	—	13	—	—	14	—	27
Cash dividends declared ($3.40 per share)	—	—	(6,327)	—	—	—	(6,327)
Other (1)	—	(73)	—	—	—	5	(68)
Balances, December 31, 2020	935	5,910	34,679	(4,341)	(34,344)	86	2,925
Net earnings (losses)	—	—	2,475	—	—	(4)	2,471
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	1,285	—	—	1,285
Stock award activity	—	24	—	—	13	—	37
Cash dividends declared ($3.52 per share)	—	—	(6,490)	—	—	—	(6,490)
Repurchases of common stock	—	—	—	—	(1,675)	—	(1,675)
Other (1)	—	(77)	—	—	—	(82)	(159)
Balances, December 31, 2021	935	5,857	30,664	(3,056)	(36,006)	—	(1,606)
Net earnings (losses)	—	—	5,764	—	—	—	5,764
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	285	—	—	285
Stock award activity	—	30	—	—	15	—	45
Cash dividends declared ($3.68 per share)	—	—	(6,636)	—	—	—	(6,636)
Repurchases of common stock	—	—	—	—	(1,825)	—	(1,825)
Other (1)	—	—	—	—	—	50	50
Balances, December 31, 2022	$935	$5,887	$29,792	$(2,771)	$(37,816)	$50	$(3,923)
(1) Represents the non-cash contribution made by JTIUH to Horizon in 2022 and the purchase of the remaining noncontrolling interest in Helix ROW and Helix in 2020 and 2021, respectively. For additional information, see Note 1. Background and Basis of Presentation.

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
▪Background: At December 31, 2022, our wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco products (“MST”) and snus products; and Helix Innovations LLC (“Helix”), which operates in the United States and Canada, and Helix Innovations GmbH and its affiliates (“Helix ROW”), which operate internationally in the rest-of-world, are engaged in the manufacture and sale of oral nicotine pouches. Other wholly owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to our domestic tobacco operating companies; Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs; and Philip Morris Capital Corporation (“PMCC”), which completed the wind-down of its portfolio of finance assets in 2022 and had no finance assets remaining at December 31, 2022. Our access to the operating cash flows of our wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by our subsidiaries. At December 31, 2022, our significant wholly owned subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
In October 2022, Altria, through PM USA, entered into a joint venture with JTI (US) Holding, Inc. (“JTIUH”), a subsidiary of Japan Tobacco Inc., for the U.S. marketing and commercialization of heated tobacco stick (“HTS”) products. The joint venture entity, Horizon Innovations LLC (“Horizon”), is structured to exist in perpetuity and is responsible for the U.S. commercialization of HTS products owned by either party. PM USA holds a 75% economic interest in Horizon, with JTIUH having a 25% economic interest. We included the 2022 financial results of Horizon, which were immaterial, in our consolidated financial statements, with the 25% economic interest held by JTIUH reported on our consolidated balance sheet as a noncontrolling interest.
In October 2021, UST sold its subsidiary, International Wine & Spirits Ltd. (“IWS”), which included Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”) in an all-cash transaction with a net purchase price of approximately $1.2 billion and the assumption of certain liabilities of IWS and its subsidiaries (the “Ste. Michelle Transaction”).
In December 2020 and April 2021, we purchased the remaining 20% interest in (i) Helix ROW and (ii) Helix, respectively. The total purchase price of the December 2020 and April 2021 transactions was approximately $250 million.
At December 31, 2022, we had investments in the following equity securities: Anheuser-Busch InBev SA/NV (“ABI”); Cronos Group Inc. (“Cronos”); and JUUL Labs, Inc. (“JUUL”).
For further discussion of our investments in equity securities, see Note 5. Investments in Equity Securities.
▪Basis of Presentation: The consolidated financial statements include Altria, as well as our wholly owned and majority-owned subsidiaries. We account for our investments in equity securities in which we have the ability to exercise significant influence over the operating and financial policies of the investee, including ABI and Cronos, under the equity method of accounting using a one-quarter lag. We account for our investment in the equity securities of JUUL at fair value. All intercompany transactions and balances have been eliminated.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. Significant estimates and assumptions include, among other things, pension and benefit plan assumptions, lives and valuation assumptions for goodwill, other intangible assets and investments in equity securities, marketing programs and income taxes. Actual results could differ from those estimates.
Certain immaterial prior year amounts have been reclassified to conform with the current year’s presentation.
On January 1, 2022, we adopted Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU No. 2020-06”). This guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Our adoption of ASU No. 2020-06 did not have a material impact on our consolidated financial statements.

Note 2. Summary of Significant Accounting Policies
▪Cash and Cash Equivalents: Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We record cash equivalents at cost plus accrued interest, which approximates fair value.
▪Depreciation, Amortization and Impairment Testing: We record property, plant and equipment at historical costs and depreciate by the straight-line method over the estimated useful lives of the assets. We depreciate machinery and equipment over periods up to 20 years, and buildings and building improvements over periods up to 50 years. We amortize definite-lived intangible assets over their estimated useful lives up to 25 years.
We review long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. We perform undiscounted operating cash flow analyses to determine if an impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. If we determine that an impairment exists, any related impairment loss is calculated based on fair value. We base impairment losses on assets to be disposed of, if any, on the estimated proceeds to be received, less costs of disposal. We also review the estimated remaining useful lives of long-lived assets whenever events or changes in business circumstances indicate the lives may have changed.
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require us to perform an interim review. We have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If necessary, we will perform a single step quantitative impairment test. Additionally, we have the option to unconditionally bypass the qualitative assessment and perform a single step quantitative assessment. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. We measure the amount of impairment loss as the difference between the carrying value and the fair value of a reporting unit; however, the amount of the impairment loss is limited to the total amount of goodwill allocated to a reporting unit. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, which is determined using discounted cash flows, we consider the intangible asset impaired and reduce the carrying value to fair value in the period identified.
▪Derivative Financial Instruments: From time to time, we enter into derivatives to mitigate the potential impact of certain market risks, including foreign currency exchange rate risk. We use various types of derivative financial instruments, including forward contracts, options and swaps.
We record derivative financial instruments at fair value on the consolidated balance sheets as either assets or liabilities. We designate derivative financial instruments that qualify for hedge accounting as either fair value hedges, cash flow hedges or net investment hedges at the inception of the contracts. For fair value hedges, we record changes in the fair value of the derivative, as well as the offsetting changes in the fair value of the hedged item, in the consolidated statements of earnings each period. For cash flow hedges, we record changes in the fair value of the derivative each period in accumulated other comprehensive earnings (losses) and reclassify changes to the consolidated statements of earnings in the same periods in which operating results are affected by the respective hedged item. For net investment hedges, we record changes in the fair value of the derivative or foreign currency transaction gains or losses on a nonderivative hedging instrument in accumulated other comprehensive earnings (losses) to offset the change in the value of the net investment being hedged. Such amounts remain in accumulated other comprehensive earnings (losses) until the complete or substantially complete liquidation of the underlying foreign operations occurs for investments in foreign entities accounted for under the equity method of accounting. We classify cash flows from hedging instruments in the same manner as the respective hedged item in the consolidated statements of cash flows.
To qualify for hedge accounting, the hedging relationship, both at inception of the hedge and on an ongoing basis, is expected to be highly effective at offsetting changes in the fair value of the hedged risk during the period that the hedge is designated. We formally designate and document, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective, the strategy for undertaking the hedge transaction and method for assessing hedge effectiveness. Additionally, for qualified hedges of forecasted transactions, if it becomes probable that a forecasted transaction will not occur, we would no longer consider the hedge effective and would record all of the derivative gains and losses in the consolidated statement of earnings in the current period.
For financial instruments that are not designated as hedging instruments or do not qualify for hedge accounting, we record changes in fair value in the consolidated statement of earnings each period. We do not enter into or hold derivative financial instruments for trading or speculative purposes.
▪Employee Benefit Plans: We provide a range of benefits to certain employees and retired employees, including pension, postretirement health care and postemployment benefits. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions as to discount rates, assumed rates of return on plan assets, mortality, compensation increases, turnover rates and health care cost trend rates.

We recognize the funded status of our defined benefit pension and other postretirement plans on the consolidated balance sheets and record as a component of other comprehensive earnings (losses), net of deferred income taxes, the gains or losses and prior service costs or credits that have not been recognized as components of net periodic benefit cost (income). We subsequently amortize the gains or losses and prior service costs or credits recorded as components of other comprehensive earnings (losses) into net periodic benefit cost (income) in future years.
▪Environmental Costs: We are subject to laws and regulations relating to the protection of the environment. We provide for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. We adjust such accruals as new information develops or circumstances change.
Compliance with environmental laws and regulations, including the payment of any remediation and compliance costs or damages and the making of related expenditures, has not had, and is not expected to have, a material adverse effect on our consolidated results of operations, capital expenditures, financial position or cash flows. See Note 17. Contingencies - Environmental Regulation.
▪Fair Value Measurements: We measure certain assets and liabilities at fair value. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use a fair value hierarchy, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of inputs used to measure fair value are:
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
▪Guarantees: We recognize a liability for the fair value of the obligation of qualifying guarantee activities. See Note 17. Contingencies for a further discussion of guarantees.
▪Income Taxes: Significant judgment is required in determining income tax provisions and in evaluating tax positions.
We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. We determine the realizability of deferred tax assets based on the weight of all available positive and negative evidence. In reaching this determination, we consider the character of the assets and the possible sources of taxable income of the appropriate character within the available carryback and carryforward periods available under the tax law.
We recognize the financial statement benefit for uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We recognize accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes in our consolidated statements of earnings.
▪Inventories: We use the last-in, first-out (“LIFO”) method to determine the cost of substantially all our tobacco inventories. We determine the cost of the remaining inventories using the first-in, first-out (“FIFO”) and average cost methods. We record inventories that are measured using the LIFO method at the lower of cost or market. We state inventories that are measured using the FIFO and average cost methods at the lower of cost and net realizable value. It is a generally recognized industry practice to classify leaf tobacco inventories as a current asset although part of such inventories, because of the duration of the curing and aging process, ordinarily would not be used within one year. We determined the cost of approximately 79% and 81% of our inventories at December 31, 2022 and 2021, respectively, using the LIFO method. The recorded LIFO amounts of our inventories were approximately $0.7 billion and $0.6 billion lower than the current cost of our inventories at December 31, 2022 and 2021, respectively.
▪Investments in Equity Securities: Investments in equity securities in which we have the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method of accounting or the fair value option. The election of the fair value option is irrevocable and is made on an investment by investment basis.
We elected to account for our investments in ABI and Cronos under the equity method of accounting. Our share of equity (income) losses and other adjustments associated with these equity investments are included in (income) losses from investments in equity securities in our consolidated statements of earnings. We report the carrying value for each of our equity investments in ABI and Cronos in investments in equity securities on our consolidated balance sheets. We report equity method investments accounted for under the equity method of accounting at cost and adjust these investments each period for our share of (income) losses and dividends paid, if any. We report our share of ABI’s and Cronos’s results using a one-quarter lag because results are not available in time for us to record them in the concurrent period. At the end of each reporting period, we review our equity investments accounted for under the equity method of accounting for impairment by comparing the fair value of each of our investments to their carrying value. If the carrying value of an investment exceeds its fair value and the loss in value is other than temporary, we consider the investment impaired, reduce its carrying value to its fair value and record the impairment in our consolidated statements of earnings in the period identified. We use certain factors to make this determination including (i) the duration and magnitude of the fair value decline, (ii) the financial condition and near-term prospects of the investee and (iii) our intent and ability to hold our investment until recovery to its carrying value.
Beginning September 30, 2022, we account for our investment in JUUL as an investment in an equity security and measure our investment in JUUL at fair value. Our consolidated statements of earnings include any cash dividends we receive from our investment in JUUL (none received to date) and any changes in the estimated fair value of our investment, which is calculated quarterly. See Note 5. Investments in Equity Securities for additional information on how we have historically accounted for our investment in JUUL.
▪Litigation Contingencies and Costs: We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. We expense litigation defense costs as incurred and include these costs in marketing, administration and research costs in our consolidated statements of earnings. See Note 17. Contingencies.
▪Marketing Costs: Our businesses promote their products with consumer incentives, trade promotions and consumer engagement programs. These consumer incentive and trade promotion activities, which include discounts, coupons, rebates, in-store display incentives and volume-based incentives, do not create a distinct deliverable and are, therefore, recorded as a reduction of revenues. We make consumer engagement program payments to third parties. Our businesses expense these consumer engagement programs, which include event marketing, as incurred, and such expenses are included in marketing, administration and research costs in our consolidated statements of earnings. For interim reporting purposes, our businesses charge consumer engagement programs and certain consumer incentive expenses to operations as a percentage of sales, based on estimated sales and related expenses for the full year.
▪Revenue Recognition: Our businesses generate substantially all of their revenue from sales contracts with customers. While our businesses enter into separate sales contracts with each customer for each product type, all sales contracts are similarly structured. These contracts create an obligation to transfer product to the customer. Our businesses satisfy all performance obligations within one year; therefore, we expense costs to obtain contracts as incurred and do not disclose unsatisfied performance obligations. There is no financing component because our businesses expect, at contract inception, that the period between when our businesses transfer product to the customer and when the customer pays for that product will be one year or less.
Our businesses define net revenues as revenues, which include excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns (also referred to as returned goods) and sales incentives. Our businesses exclude from the transaction price sales taxes and value-added taxes imposed at the time of sale.
Our businesses recognize revenues from sales contracts with customers upon shipment of goods when control of such products is obtained by the customer. Our businesses determine that a customer obtains control of the product upon shipment when title of such product and risk of loss transfers to the customer. Our businesses account for shipping and handling costs as fulfillment costs and such amounts are classified as part of cost of sales in our consolidated statements of earnings. Our businesses record an allowance for returned goods, based principally on historical volume and return rates, which is included in other accrued liabilities on our consolidated balance sheets. Our businesses record sales incentives, which consist of consumer incentives and trade promotion activities, as a reduction to revenues (a portion of which is based on amounts estimated as being due to wholesalers, retailers and consumers at the end of a period) based principally on historical volume, utilization and redemption rates. We include expected payments for sales incentives in accrued marketing liabilities on our consolidated balance sheets.
Payment terms vary depending on product type. Our businesses consider payments received in advance of product shipment as deferred revenue, which we include in other accrued liabilities on our consolidated balance sheets until revenue is recognized. PM USA receives payment in advance of a customer obtaining control of the product. USSTC and Helix receive substantially all payments within one business day of the customer obtaining control of the product. We include amounts due from customers in receivables on our consolidated balance sheets.

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

Note 3. Revenues from Contracts with Customers
We disaggregate net revenues based on product type. For further discussion, see Note 14. Segment Reporting.
We calculate substantially all cash discounts, offered to customers for prompt payment, as a flat rate per unit based on agreed-upon payment terms. Prior to the first quarter of 2021 for USSTC and the third quarter of 2021 for PM USA, cash discounts were calculated as a percentage of the list price based on historical experience and agreed-upon payment terms. We record receivables net of the cash discounts on our consolidated balance sheets.
We record payments received by our businesses in advance of product shipment as deferred revenue. These payments are included in other accrued liabilities on our consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue from contracts with customers was $252 million and $287 million at December 31, 2022 and 2021, respectively. When cash is received in advance of product shipment, our companies satisfy their performance obligations within three days of receiving payment. At December 31, 2022 and 2021, there were no differences between amounts recorded as deferred revenue from contracts with customers and amounts subsequently recognized as revenue.
Receivables (excluding receivable from the sale of IQOS System commercialization rights) were $48 million and $47 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, there were no expected differences between amounts recorded and subsequently received, and we did not record an allowance for credit losses against these receivables.
We record an allowance for returned goods, which is included in other accrued liabilities on our consolidated balance sheets. It is USSTC’s policy to accept authorized sales returns from its customers for products that have passed the freshness date printed on product packaging due to the limited shelf life of USSTC’s MST and snus products. We record estimated sales returns, which are based principally on historical volume and return rates, as a reduction to revenues. Actual sales returns will differ from estimated sales returns to the extent actual results differ from estimated assumptions. We reflect differences between actual and estimated sales returns in the period in which the actual amounts become known. These differences, if any, have not had a material impact on our consolidated financial statements. All returned goods are destroyed upon return and not included in inventory. Consequently, we do not record an asset for USSTC’s right to recover goods from customers upon return.
Sales incentives include variable payments related to goods sold by our businesses. We include estimates of variable consideration as a reduction to revenues upon shipment of goods to customers. The sales incentives that require significant estimates and judgments are as follows:
▪Price promotion payments- We make price promotion payments, substantially all of which are made to our retail partners to incent the promotion of certain product offerings in select geographic areas.
▪Wholesale and retail participation payments- We make payments to our wholesale and retail partners to incent merchandising and sharing of sales data in accordance with our trade agreements.
These estimates primarily include estimated wholesale to retail sales volume and historical acceptance rates. Actual payments will differ from estimated payments to the extent actual results differ from estimated assumptions. Differences between actual and estimated payments are reflected in the period such information becomes available. These differences, if any, have not had a material impact on our consolidated financial statements.

Note 4. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, were as follows at December 31:

	Goodwill		Other Intangible Assets, net
(in millions)	2022	2021	2022	2021
Smokeable products segment	$99	$99	$2,989	$3,017
Oral tobacco products segment	5,078	5,078	9,097	9,129
Other	—	—	298	160
Total	$5,177	$5,177	$12,384	$12,306
Other intangible assets consisted of the following at December 31:

	2022		2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,443	$—	$11,443	$—
Definite-lived intangible assets	1,411	470	1,260	397
Total other intangible assets	$12,854	$470	$12,703	$397
At December 31, 2022, substantially all of our indefinite-lived intangible assets consisted of (i) MST and snus trademarks of $8.8 billion, which consists of Copenhagen, Skoal and other MST and snus trademarks of $4.0 billion, $3.9 billion and $0.9 billion, respectively, and (ii) cigar trademarks of $2.6 billion from our 2009 acquisition of UST and 2007 acquisition of Middleton, respectively. Definite-lived intangible assets, which consist primarily of intellectual property, certain cigarette trademarks and customer relationships, are amortized over a weighted-average period of 20 years. Pre-tax amortization expense for definite-lived intangible assets during the years ended December 31, 2022, 2021 and 2020, was $73 million, $72 million and $72 million, respectively. Annual amortization expense for each of the next five years is estimated to be approximately $75 million, assuming no additional transactions occur that require the amortization of intangible assets.
In October 2022, ALCS and Altria (solely with respect to certain provisions thereunder) entered into an agreement with Triaga, Inc. (“Triaga”), a subsidiary of Philip Morris International Inc. (“PMI”), and PMI (solely with respect to certain provisions thereunder), to, among other things, transition and ultimately conclude our relationship with respect to the IQOS Tobacco Heating System (“IQOS System”) in the United States. Under the terms of the agreement, Triaga paid ALCS $1.0 billion upon entry into the agreement and is obligated to make an additional payment of $1.7 billion (plus interest thereon from the effective date of October 19, 2022 at a per annum rate equal to 6%) to ALCS by July 15, 2023, for a total cash payment of approximately $2.7 billion (plus interest). For the consideration received, ALCS has agreed to assign to Triaga exclusive U.S. commercialization rights to the IQOS System effective April 30, 2024. PMI will not have access to the Marlboro brand name or other brand assets, as PM USA owns the Marlboro trademark in the United States.
As a result of the agreement, we recorded (i) a pre-tax $2.7 billion deferred gain, which we expect to recognize in earnings when we relinquish our rights to the IQOS System, (ii) a $1.7 billion receivable and (iii) a $21 million interest receivable on our consolidated balance sheet at December 31, 2022. For the year ended December 31, 2022, we recorded $21 million of interest income in our consolidated statement of earnings. For the year ended December 31, 2022, we recorded $1.0 billion in cash received upon entry into the agreement.

The changes in goodwill and net carrying amount of intangible assets were as follows:

	2022		2021
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Balance at January 1	$5,177	$12,306	$5,177	$12,615
Changes due to:
Acquisitions (1)	—	151	—	—
Dispositions (2)	—	—	—	(237)
Amortization	—	(73)	—	(72)
Balance at December 31	$5,177	$12,384	$5,177	$12,306
(1) Acquisitions of certain intellectual property related to other tobacco products, which included a $50 million non-cash contribution made by JTIUH to Horizon. For additional information regarding Horizon, see Note 1. Background and Basis of Presentation.
(2) Dispositions related to the Ste. Michelle Transaction. See Note 1. Background and Basis of Presentation.
During 2022, 2021 and 2020, our annual impairment test of goodwill and indefinite-lived intangible assets resulted in no impairment charges. At December 31, 2022 and 2021, there were no accumulated impairment losses related to goodwill.

Note 5. Investments in Equity Securities
The carrying amount of our investments consisted of the following at December 31:

(in millions)	2022	2021
ABI	$8,975	$11,144
JUUL	250	1,705
Cronos (1)	375	632
Total	$9,600	$13,481
(1) Our investment in Cronos at December 31, 2021 consisted of our equity method investment in Cronos of $617 million and also included the Cronos warrant and the Fixed-price Preemptive Rights (collectively, “Investment in Cronos”), which were measured at fair value. We irrevocably abandoned the Cronos warrant on December 15, 2022, and the Fixed-price Preemptive Rights had no value at December 31, 2022. See below for further discussion.
(Income) losses from investments in equity securities consisted of the following:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
ABI (1)	$1,973	$5,564	$223
Cronos (1)	213	415	(12)
(Income) losses from investments under equity method of accounting	2,186	5,979	211
JUUL (2)	1,455	—	(100)
(Income) losses from investments in equity securities	$3,641	$5,979	$111
(1) Includes our share of amounts recorded by our investees and additional adjustments, if required, related to (i) the conversion from international financial reporting standards to GAAP and (ii) adjustments to our investment required under the equity method of accounting.
(2) Investment in JUUL is accounted for as an investment in an equity security measured at fair value. See below for further discussion.

Investees’ summarized financial data for our equity method investments was as follows:

	For Altria’s Year Ended December 31,
	2022 (1)		2021 (1)		2020 (1)
(in millions)	ABI	Other Investments	ABI	Other Investments	ABI	Other Investments
Net revenues	$57,267	$947	$52,864	$1,313	$48,294	$37
Gross profit	$31,588	$525	$30,653	$757	$28,438	$(31)
Earnings (losses) from continuing operations	$7,879	$(521)	$7,434	$(800)	$4,265	$99
Net earnings (losses)	$7,879	$(521)	$7,434	$(800)	$4,266	$98
Net earnings (losses) attributable to equity investments	$5,838	$(520)	$5,780	$(798)	$3,323	$100

	At September 30,
	2022 (1)		2021 (1)
(in millions)	ABI	Other Investments	ABI	Other Investments
Current assets	$24,164	$963	$21,593	$1,882
Long-term assets	$182,087	$274	$190,082	$1,049
Current liabilities	$32,649	$38	$33,540	$451
Long-term liabilities	$96,497	$8	$105,973	$2,277
Convertible Preferred Stock	$—	$—	$—	$715
Noncontrolling interests	$11,778	$(3)	$11,356	$(3)
(1) Reflects a one-quarter lag. Other Investments reflect summarized financial data of Cronos, as well as JUUL’s financial data for the periods during which we accounted for our investment in JUUL as an equity method investment under the fair value option.
Investment in ABI
At December 31, 2022, we had an approximate 10.0% ownership interest in ABI, consisting of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. The Restricted Shares:
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
The fair value of our equity investment in ABI is based on (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets for the Restricted Shares, and was classified in Level 2 of the fair value hierarchy. We can convert our Restricted Shares to ordinary shares at our discretion. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share.
At December 31, 2021, the fair value of our equity investment in ABI was $11.9 billion (carrying value of $11.1 billion), which exceeded its carrying value by $0.8 billion or approximately 7%. In the second quarter of 2022, the fair value declined below its carrying value and at June 30, 2022, the fair value was below its carrying value by $1.1 billion or approximately 9%. We concluded that the decline in fair value below its carrying value was temporary and, therefore, we did not record an impairment charge at that time. At September 30, 2022, the fair value of our equity investment in ABI of $9.0 billion was below its carrying value by $2.5 billion or approximately 22%. We concluded that the decline in fair value at September 30, 2022 was other than temporary as we anticipated that the full recovery to the carrying value would take longer than previously expected. In reaching this conclusion, we evaluated the factors related to the fair value decline, including the macroeconomic and geopolitical factors that have significantly impacted certain foreign exchange rates and global equity markets. As a result of our conclusion, we recorded a non-cash, pre-tax impairment charge of

$2.5 billion during the third quarter of 2022, which was recorded to (income) losses from investments in equity securities in our consolidated statements of earnings. This impairment charge reflected the difference between the fair value of our equity investment in ABI using ABI’s share price and the Euro to U.S dollar exchange rate at September 30, 2022 and the carrying value of our equity investment in ABI at September 30, 2022. After recording the impairment charge, each of the fair value and carrying value at September 30, 2022 was $9.0 billion.
At December 31, 2022, the fair value of our equity investment in ABI was $11.9 billion (carrying value of $9.0 billion), which exceeded its carrying value by approximately 33%.
At September 30, 2021, the fair value of our equity investment in ABI of $11.2 billion declined below its carrying value by $6.2 billion or approximately 35%. We concluded that the decline in fair value at September 30, 2021 was other than temporary. As a result of our conclusion, we recorded a non-cash, pre-tax impairment charge of $6.2 billion during the third quarter of 2021, which was recorded to (income) losses from investments in equity securities in our consolidated statements of earnings. After recording the impairment charge, each of the fair value and carrying value at September 30, 2021 was $11.2 billion.
At December 31, 2022, the carrying value of our equity investment in ABI exceeded its share of ABI’s net assets attributable to equity holders of ABI by approximately $2.5 billion. Substantially all of this difference is comprised of goodwill and other indefinite-lived intangible assets (consisting primarily of trademarks).
Investment in JUUL
In December 2018, we made an investment in JUUL for $12.8 billion and received a 35% economic interest in JUUL through non-voting shares, which we converted at our election into voting shares in November 2020 (“Share Conversion”), and a security convertible into additional non-voting or voting shares, as applicable, upon settlement or exercise of certain JUUL convertible securities (the “JUUL Transaction”). At December 31, 2022, we had a 35% economic ownership interest in JUUL, consisting of 42 million voting shares.
We are subject to a standstill restriction under which we may not acquire additional JUUL shares above our 35% interest and may not sell or transfer any of our JUUL shares until December 20, 2024. Furthermore, at the time of the investment, we agreed to non-competition obligations generally requiring that we participate in the e-vapor business only through JUUL. In January 2020, we amended certain JUUL Transaction agreements and entered into a new cooperation agreement. One of the provisions in the amendments was the option to be released from our non-compete obligation under certain circumstances, including if the carrying value of our investment in JUUL was not more than 10% of its initial carrying value of $12.8 billion. At June 30, 2022, the carrying value of our investment in JUUL was $450 million, which was less than 10% of our initial carrying value of $12.8 billion. As a result, in September 2022, we exercised our option to be released from our JUUL non-competition obligations, resulting in (i) the permanent termination of our non-competition obligations to JUUL, (ii) the loss of our JUUL board designation rights (other than the right to designate one independent director so long as our ownership continues to be at least 10%), our preemptive rights, our consent rights and certain other rights with respect to our investment in JUUL and (iii) the conversion of our JUUL shares to single vote common stock, significantly reducing our voting power. We do not currently intend to exercise our remaining governance rights or to vote our JUUL shares other than as a passive investor.
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
In April 2020, the U.S. Federal Trade Commission (“FTC”) issued an administrative complaint challenging our investment in JUUL. In February 2022, the administrative law judge dismissed the FTC’s complaint. FTC complaint counsel appealed that decision to the FTC, which appeal remains pending. For further discussion, see Note 17. Contingencies - Antitrust Litigation.
In June 2022, the U.S. Food and Drug Administration (“FDA”) issued marketing denial orders (“MDOs”) to JUUL ordering all of JUUL’s products currently marketed in the United States off the market. In July 2022, the FDA administratively stayed the MDOs on a temporary basis, citing its determination that there are scientific issues unique to the JUUL PMTAs that warrant additional review. This administrative stay temporarily suspends the MDOs and JUUL’s products remain on the market.
Following Share Conversion in the fourth quarter of 2020, we elected to account for our equity method investment in JUUL under the fair value option. In making this election, we believed measuring our investment at fair value provided quarterly transparency to investors as to the fair market value of our investment in JUUL, given the changes and volatility in the e-vapor category since our initial investment, as well as the lack of publicly available information regarding JUUL’s business or a market-derived valuation. As a result of our loss of certain rights due to our exercise of our option to be released from our JUUL non-competition obligations in the third quarter of 2022, we determined that we no longer have the ability to exercise significant influence over the operating and financial policies of JUUL. Therefore, we are no longer able to account for our investment in JUUL as an equity method investment. Beginning with the period ended September 30, 2022, we account for our investment in JUUL as an investment in an equity security. We will continue to measure our investment in JUUL at fair value, in accordance with GAAP. Our consolidated statements of earnings include any cash dividends received from our investment in JUUL (none received to date) and any changes in the estimated fair value of our investment, which is calculated quarterly.
The following table provides a reconciliation of the beginning and ending balance of our investment in JUUL, which is classified in Level 3 of the fair value hierarchy:

(in millions)	Investment Balance
Balance at December 31, 2020	$1,705
Unrealized gains (losses) included in (income) losses from investments in equity securities	—
Balance at December 31, 2021	1,705
Unrealized gains (losses) included in (income) losses from investments in equity securities	(1,455)
Balance at December 31, 2022	$250
Prior to Share Conversion, we accounted for our investment in JUUL as an investment in an equity security. Since the JUUL shares do not have a readily determinable fair value, we elected to measure our investment in JUUL at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There were no upward or downward adjustments to the carrying value of our investment in JUUL resulting from observable price changes in orderly transactions since the JUUL Transaction through the date of Share Conversion. In addition, prior to Share Conversion, we reviewed our investment in JUUL for impairment by performing a qualitative assessment of impairment indicators on a quarterly basis in connection with the preparation of our financial statements. If this qualitative assessment indicated that our investment in JUUL may be impaired, a quantitative assessment was performed. If the quantitative assessment indicated the estimated fair value of the investment was less than its carrying value, the investment was written down to its estimated fair value.
2022 Financial Activity
▪For the year ended December 31, 2022, we recorded non-cash, pre-tax unrealized losses of $1,455 million as a result of changes in the estimated fair value of our investment in JUUL. The decrease in the estimated fair value was primarily driven by (i) a decrease in the likelihood of a favorable outcome from the FDA for JUUL’s products that are currently marketed in the United States, which have received MDOs and are now under additional administrative review, (ii) a decrease in the likelihood of JUUL maintaining adequate liquidity to fund projected cash needs, which could result in JUUL seeking protection under bankruptcy or other insolvency laws, (iii) projections of higher operating expenses resulting in lower long-term operating margins, (iv) projections of lower JUUL revenues in the United States over time due to lower JUUL volume assumptions and (v) an increase in the discount rate due to changes in market factors, partially offset by the effect of passage of time on the projected cash flows.
2021 Financial Activity
▪For the year ended December 31, 2021, we recorded no change in the estimated fair value of our investment in JUUL. During the year ended December 31, 2021, the estimated fair value was primarily impacted by our projections of lower JUUL revenues in the United States over time due to lower JUUL volume assumptions offset by (i) the effect of passage of time on the projected cash flows and (ii) a decrease in the discount rate due to changes in market factors.
2020 Financial Activity
▪We recorded a non-cash pre-tax unrealized gain of $100 million for the fourth quarter and year ended December 31, 2020 as a result of an increase in the estimated fair value of our investment in JUUL.
▪In September 2020, JUUL announced a strategic update, which included its plans for a significant global workforce reduction, its evaluation of its resource allocation and the possibility of exiting various international markets. As part of the preparation of our financial statements for the period ended September 30, 2020, we performed a qualitative assessment of impairment indicators for our investment in JUUL and determined that JUUL’s strategic update was an indicator of impairment at September 30, 2020, given the significant deterioration in JUUL’s business prospects.
Given the existence of this impairment indicator, we performed a quantitative valuation of our investment in JUUL during the third quarter of 2020 and recorded a non-cash, pre-tax impairment charge of $2.6 billion for the year ended December 31, 2020, reported as impairment of JUUL equity securities in our consolidated statements of earnings. The impairment charge was driven by our projections of lower JUUL revenues over time due to lower pricing assumptions and delays in JUUL achieving previously forecasted operating margin performance. These drivers were the result of (i) JUUL’s revised international expansion plans and (ii) the evolving U.S. e-vapor category and associated competitive dynamics.
We use an income approach to estimate the fair value of our investment in JUUL. The income approach reflects the discounting of future cash flows for the U.S. and international markets at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing future cash flows.

In determining the estimated fair value of our investment in JUUL, in 2022, 2021 and 2020, we made certain judgments, estimates and assumptions, the most significant of which were likelihood of certain potential regulatory and liquidity outcomes, sales volume, operating margins, discount rates and perpetual growth rates. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy. Additionally, in determining these significant assumptions, we made judgments regarding the (i) likelihood of certain potential regulatory actions impacting the e-vapor category and specifically whether the FDA will ultimately authorize JUUL’s products, which have received MDOs and are now under additional administrative review; (ii) likelihood of JUUL maintaining adequate liquidity to fund projected cash needs, the absence of which could result in JUUL seeking protection under bankruptcy or other insolvency laws; (iii) risk created by the number and types of legal cases pending against JUUL; (iv) expectations for the future state of the e-vapor category, including competitive dynamics; and (v) timing of international expansion plans. Due to these uncertainties, our future cash flow projections of JUUL are based on a range of scenarios that consider certain potential regulatory, liquidity and market outcomes.
Investment in Cronos
At December 31, 2022, we had a 41.1% ownership interest in Cronos, consisting of 156.6 million shares, which we account for under the equity method of accounting. Our ownership percentage decreased from 41.8% at December 31, 2021 due to the issuance of additional shares by Cronos. We report our share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for us to record them in the concurrent period.
The fair value of our equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy.
At December 31, 2021, each of the fair value and carrying value of our equity method investment in Cronos was $617 million. In the second quarter of 2022, the fair value of our equity method investment in Cronos declined below its carrying value and had not recovered as of June 30, 2022. At June 30, 2022, the fair value was less than its carrying value by approximately 20%. We concluded that the decline in fair value was other than temporary. As a result, we recorded a non-cash, pre-tax impairment charge of $107 million in the second quarter of 2022, which was recorded to (income) losses from investments in equity securities in our consolidated statements of earnings. The impairment charge reflects the difference between the fair value of our equity method investment in Cronos using Cronos’s share price and the Canadian dollar (“CAD”) to U.S. dollar exchange rate at June 30, 2022 and the carrying value of our equity method investment in Cronos at June 30, 2022. After recording the impairment charge, each of the fair value and carrying value at June 30, 2022 was $437 million. At December 31, 2022, the fair value of our equity method investment in Cronos exceeded its carrying value by $22 million or approximately 6%.
At December 31, 2021, the fair value of our equity method investment in Cronos was less than its carrying value by approximately 25%. We concluded that the decline in fair value at December 31, 2021 was other than temporary. As a result, we recorded a non-cash, pre-tax impairment charge of $205 million for the year ended December 31, 2021, which was recorded to (income) losses from investments in equity securities in our consolidated statement of earnings. After recording the impairment charge, each of the fair value and carrying value at December 31, 2021 was $617 million.
As part of our Investment in Cronos, at December 31, 2022, we also owned anti-dilution protections to purchase Cronos common shares, exercisable each quarter upon dilution, to maintain our ownership percentage. Certain of the anti-dilution protections provide us the ability to purchase additional Cronos common shares at a per share exercise price of CAD $16.25 upon the occurrence of specified events (“Fixed-price Preemptive Rights”). Based on our assumptions as of December 31, 2022, we estimate the Fixed-price Preemptive Rights allows us to purchase up to an additional approximately 7 million common shares of Cronos. Prior to December 15, 2022, we also owned a warrant providing us the ability to purchase an additional approximate 10% of common shares of Cronos at a per share exercise price of CAD $19.00, which would have expired on March 8, 2023. On December 15, 2022, we irrevocably abandoned the Cronos warrant, and we no longer owned the warrant as of December 31, 2022.
The Fixed-price Preemptive Rights are derivative financial instruments, which are required to be recorded at fair value and are classified in Level 3 of the fair value hierarchy. Prior to irrevocably abandoning the Cronos warrant on December 15, 2022, the Cronos warrant was also a derivative financial instrument recorded at fair value.
We record in our consolidated statements of earnings any changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant as gains or losses on Cronos-related financial instruments in the periods in which the changes occur. We recorded non-cash, pre-tax unrealized losses, representing these changes, as follows:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Fixed-price Preemptive Rights	$1	$23	$45
Cronos warrant	14	125	95
Total	$15	$148	$140

Note 6. Financial Instruments
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
In May 2021, all outstanding foreign currency contracts matured and, at December 31, 2022 and 2021, we had no outstanding foreign currency contracts. When we have foreign currency contracts in effect, counterparties are domestic and international financial institutions. Under these contracts, we are exposed to potential losses in the event of non-performance by these counterparties. We manage our credit risk by entering into transactions with counterparties that have investment grade credit ratings, limiting the amount of exposure we have with each counterparty and monitoring the financial condition of each counterparty. The counterparty agreements contain provisions that require us to maintain an investment grade credit rating. In the event our credit rating falls below investment grade, counterparties to our foreign currency contracts can require us to post collateral.
The aggregate carrying value and fair value of our total long-term debt were as follows at December 31:

(in millions)	2022	2021
Carrying value	$26,680	$28,044
Fair value	22,928	30,459
Foreign currency denominated debt included in long-term debt:
Carrying value	4,540	4,817
Fair value	4,165	5,114
Our estimate of the fair value of our total long-term debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy.
The decrease in the fair value of our long-term debt was primarily driven by (i) rising interest rates in 2022, (ii) the August 2022 $1.1 billion repayment at maturity of senior unsecured notes and (iii) changes in Euro denominated debt resulting from the strengthening of the U.S. dollar versus the Euro during 2022.
Net Investment Hedging
The pre-tax effects of our net investment hedges on accumulated other comprehensive losses and our consolidated statements of earnings were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Losses			(Gain) Loss Recognized in Net Earnings
	For the Years Ended December 31,
(in millions)	2022	2021	2020	2022	2021	2020
Foreign currency contracts	$—	$(16)	$79	$—	$(7)	$(40)
Foreign currency denominated debt	(281)	(359)	424	—	—	—
Total	$(281)	$(375)	$503	$—	$(7)	$(40)
We recognized changes in the fair value of the foreign currency contracts and in the carrying value of the foreign currency denominated debt due to changes in the Euro to U.S. dollar exchange rate in accumulated other comprehensive losses related to ABI. We recognized gains on the foreign currency contracts arising from components excluded from effectiveness testing in interest and other debt expense, net in our consolidated statements of earnings based on an amortization approach.

Note 7. Short-Term Borrowings and Borrowing Arrangements
At December 31, 2022 and 2021, we had no short-term borrowings.
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
At December 31, 2022 and 2021, we had availability under the Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion.
Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt. We expect interest rates on borrowings under the Credit Agreement to be based on the Term SOFR plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”). The applicable percentage for borrowings under the Credit Agreement at December 31, 2022 was 1.0% based on our long-term senior unsecured debt ratings on that date. The Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral.
The Credit Agreement includes various covenants, one of which requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At December 31, 2022, the ratio of consolidated EBITDA to Consolidated Interest Expense, calculated in accordance with the Credit Agreement, was 11.0 to 1.0. At December 31, 2022, we were in compliance with our covenants in the Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the Credit Agreement, include certain adjustments.
In March 2020, due to the uncertainty at that time in the global capital markets, including the commercial paper markets, resulting from the COVID-19 pandemic, we elected to borrow the full $3.0 billion available under the Credit Agreement as a precautionary measure to increase our cash position and preserve financial flexibility. In June 2020, we repaid the full amount outstanding under the Credit Agreement using the net proceeds from the issuance of long-term senior unsecured notes issued in May 2020 and available cash.
Any commercial paper issued by us and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 8. Long-Term Debt.

Note 8. Long-Term Debt
Our long-term debt consisted of the following at December 31:

(in millions)	2022	2021
USD notes, 2.350% to 10.20%, interest payable semi-annually, due through 2061 (1)	$22,098	$23,185
USD debenture, 7.75%, interest payable semi-annually, due 2027	42	42
Euro notes, 1.000% to 3.125%, interest payable annually, due through 2031 (2)	4,540	4,817
	26,680	28,044
Less current portion of long-term debt	1,556	1,105
	$25,124	$26,939
(1) Weighted-average coupon interest rate of and 4.4% at December 31, 2022 and 2021.
(2) Weighted-average coupon interest rate of 2.0% at December 31, 2022 and 2021.

At December 31, 2022, our outstanding long-term debt consisted of the following:

(in millions)
Type	Face Value	Interest Rate	Issuance	Maturity
Euro notes	€1,250	1.000%	February 2019	February 2023
USD notes	$218	2.950%	May 2013	May 2023
USD notes	$776	4.000%	October 2013	January 2024
USD notes	$345	3.800%	February 2019	February 2024
USD notes	$750	2.350%	May 2020	May 2025
Euro notes	€750	1.700%	February 2019	June 2025
USD notes	$1,069	4.400%	February 2019	February 2026
USD notes	$500	2.625%	September 2016	September 2026
USD debenture	$42	7.750%	January 1997	January 2027
Euro notes	€1,000	2.200%	February 2019	June 2027
USD notes	$1,906	4.800%	February 2019	February 2029
USD notes	$750	3.400%	May 2020	May 2030
Euro notes	€1,250	3.125%	February 2019	June 2031
USD notes	$1,750	2.450%	February 2021	February 2032
USD notes	$177	9.950%	November 2008	November 2038
USD notes	$208	10.200%	February 2009	February 2039
USD notes	$2,000	5.800%	February 2019	February 2039
USD notes	$1,500	3.400%	February 2021	February 2041
USD notes	$900	4.250%	August 2012	August 2042
USD notes	$650	4.500%	May 2013	May 2043
USD notes	$1,800	5.375%	October 2013	January 2044
USD notes	$1,500	3.875%	September 2016	September 2046
USD notes	$2,500	5.950%	February 2019	February 2049
USD notes	$500	4.450%	May 2020	May 2050
USD notes	$1,250	3.700%	February 2021	February 2051
USD notes	$271	6.200%	February 2019	February 2059
USD notes	$1,000	4.000%	February 2021	February 2061
At December 31, 2022, aggregate maturities of our long-term debt were as follows:

(in millions)		Aggregate Maturities
2023		$1,556
2024		1,121
2025		1,553
2026		1,569
2027		1,113
Thereafter		20,000
		26,912
Less:	debt issuance costs	148
	debt discounts	84
		$26,680
At December 31, 2022 and 2021, accrued interest on long-term debt of $411 million and $429 million, respectively, was included in other accrued liabilities on our consolidated balance sheets.
In August 2022, we repaid in full our 2.850% senior unsecured notes in the aggregate principal amount of $1.1 billion at maturity.

All of our notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness. Following the occurrence of both (i) a change of control of Altria and (ii) the notes ceasing to be rated investment grade by each of Moody’s, S&P and Fitch Ratings Inc., we will be required to make an offer to purchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest to the date of repurchase as and to the extent set forth in the terms of the notes.
▪Debt Tender Offers and Redemption: During the first quarter of 2021, we completed debt tender offers to purchase for cash certain of our long-term senior unsecured notes in an aggregate principal amount of $4,042 million. Details of the debt tender offers were as follows:

(in millions)	Principal Amount of Notes Purchased
2.850% Notes due 2022	$795
2.950% Notes due 2023	132
4.000% Notes due 2024	624
3.800% Notes due 2024	655
4.400% Notes due 2026	430
4.800% Notes due 2029	1,094
9.950% Notes due 2038	65
10.200% Notes due 2039	18
6.200% Notes due 2059	229
$4,042
During the first quarter of 2021, we also redeemed all of our outstanding 3.490% senior unsecured notes due to mature in 2022 in the aggregate principal amount of $1.0 billion.
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
For a discussion of the fair value of our long-term debt and the designation of our Euro denominated senior unsecured notes as a net investment hedge of our investment in ABI, see Note 6. Financial Instruments.

Note 9. Capital Stock
At December 31, 2022, we had 12 billion shares of authorized common stock; issued, repurchased and outstanding shares of common stock consisted of the following:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, December 31, 2019	2,805,961,317	(947,979,763)	1,857,981,554
Stock award activity	—	437,611	437,611
Balances, December 31, 2020	2,805,961,317	(947,542,152)	1,858,419,165
Stock award activity	—	412,569	412,569
Repurchases of common stock	—	(35,656,116)	(35,656,116)
Balances, December 31, 2021	2,805,961,317	(982,785,699)	1,823,175,618
Stock award activity	—	514,816	514,816
Repurchases of common stock	—	(38,156,312)	(38,156,312)
Balances, December 31, 2022	2,805,961,317	(1,020,427,195)	1,785,534,122
At December 31, 2022, we had 26,698,134 shares of common stock reserved for stock-based awards under our stock plans.
At December 31, 2022, we had 10 million authorized shares of serial preferred stock, $1.00 par value; no shares of serial preferred stock have been issued.
▪Dividends: In the third quarter of 2022, our Board of Directors (“Board of Directors” or “Board”) approved a 4.4% increase in the quarterly dividend rate to $0.94 per share of our common stock versus the previous rate of $0.90 per share. The current annualized dividend rate is $3.76 per share. Future dividend payments remain subject to the discretion of our Board.
▪Share Repurchases: In January 2021, our Board of Directors authorized a $2.0 billion share repurchase program that it expanded to $3.5 billion in October 2021 (as expanded, the “January 2021 share repurchase program”). We completed the January 2021 share repurchase program in December 2022.
In January 2023, our Board of Directors authorized a new $1.0 billion share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our total share repurchase activity was as follows for the years ending December 31:

	January 2021 Share Repurchase Program
(in millions, except per share data)	2022	2021	Total
Total number of shares repurchased	38.1	35.7	73.8
Aggregate cost of shares repurchased	$1,825	$1,675	$3,500
Average price per share of shares repurchased	$47.83	$46.97	$47.42
We did not repurchase any shares in 2020.

Note 10. Stock Plans
In 2020, our Board of Directors adopted, and shareholders approved, the Altria Group, Inc. 2020 Performance Incentive Plan (the “2020 Plan”) under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards, as well as cash-based annual and long-term incentive awards to our employees. Any awards granted under the 2020 Plan may be in the form of performance-based awards, including PSUs subject to the achievement or satisfaction of performance goals and performance cycles. We may issue up to 25 million shares of common stock under the 2020 Plan. In addition, under the 2015 Stock Compensation Plan for Non-Employee Directors (the “Directors Plan”), we may grant up to one million shares of common stock to members of the Board of Directors who are not employees of Altria.
At December 31, 2022, we had 21,972,920 and 650,121 shares available to be granted under the 2020 Plan and the Directors Plan, respectively.
▪RSUs: During the vesting period, RSUs include nonforfeitable rights to dividend equivalents and may not be sold, assigned, pledged or otherwise encumbered. RSUs are subject to forfeiture if certain employment conditions are not met. We estimate the number of awards expected to be forfeited and adjust this estimate when subsequent information indicates that the actual number of forfeitures is likely to differ from previous estimates. RSUs generally vest three years after the grant date.

We amortize to expense ratably over the restriction period, which is generally three years, the fair value of the RSUs at the date of grant, net of estimated forfeitures. We recorded pre-tax compensation expense related to RSUs for the years ended December 31, 2022, 2021 and 2020 of $41 million, $34 million and $31 million, respectively. We recorded a deferred tax benefit related to this compensation expense of $10 million, $9 million and $8 million for the years ended December 31, 2022, 2021 and 2020, respectively. The unamortized compensation expense related to RSUs was $73 million at December 31, 2022, which we expect to be recognized over a weighted-average period of approximately two years.
RSU activity was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2021	2,702,462	$46.84
Granted	1,206,601	$49.22
Vested	(556,399)	$51.96
Forfeited	(94,869)	$45.10
Balance at December 31, 2022	3,257,795	$46.90
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2022, 2021 and 2020 was $59 million, $48 million and $49 million, respectively, or $49.22, $45.22 and $42.59 per RSU, respectively. The total vesting date fair value of RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $29 million, $19 million and $25 million, respectively.
▪PSUs: We granted an aggregate of 215,205, 229,494 and 275,288 of PSUs during 2022, 2021 and 2020, respectively. The payout of the PSUs is based on the extent to which we achieve certain performance measures over the three-year performance period. Performance measures consist of our adjusted diluted earnings per share compounded annual growth rate and a cash conversion measure. Additionally, the payout resulting from the performance measures is then adjusted up or down by a total shareholder return (“TSR”) performance multiplier, which depends on our relative TSR to a predetermined peer group. PSUs are subject to forfeiture if certain employment conditions are not met. At December 31, 2022, we had 628,693 PSUs outstanding, with a weighted-average grant date fair value of $47.62 per PSU. We amortize to expense over the performance period the fair value of PSUs at the date of grant, net of estimated forfeitures. We recorded pre-tax compensation expense related to PSUs for the years ended December 31, 2022, 2021 and 2020 of $9 million, $6 million and $4 million, respectively. The unamortized compensation expense related to PSUs was $13 million at December 31, 2022.

Note 11. Earnings per Share
We calculated basic and diluted earnings per share (“EPS”) using the following:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Net earnings attributable to Altria	$5,764	$2,475	$4,467
Less: Distributed and undistributed earnings attributable to share-based awards	(13)	(11)	(8)
Earnings for basic and diluted EPS	$5,751	$2,464	$4,459
Weighted-average shares for basic EPS	1,804	1,845	1,858
Plus: contingently issuable PSUs	—	—	1
Weighted-average shares for diluted EPS	1,804	1,845	1,859

Note 12. Other Comprehensive Earnings/Losses
Changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria were as follows:

(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2019	$(2,192)	$(693)		$21	$(2,864)
Other comprehensive earnings (losses) before reclassifications	(454)	(1,613)		(4)	(2,071)
Deferred income taxes	115	352		—	467
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	(339)	(1,261)		(4)	(1,604)

Amounts reclassified to net earnings	148	21		—	169
Deferred income taxes	(37)	(5)		—	(42)
Amounts reclassified to net earnings, net of deferred income taxes	111	16		—	127

Other comprehensive earnings (losses), net of deferred income taxes	(228)	(1,245)	(1)	(4)	(1,477)
Balances, December 31, 2020	(2,420)	(1,938)		17	(4,341)
Other comprehensive earnings (losses) before reclassifications	961	627		25	1,613
Deferred income taxes	(245)	(141)		—	(386)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	716	486		25	1,227

Amounts reclassified to net earnings	122	(76)		35	81
Deferred income taxes	(30)	16		(9)	(23)
Amounts reclassified to net earnings, net of deferred income taxes	92	(60)		26	58

Other comprehensive earnings (losses), net of deferred income taxes	808	426	(1)	51	1,285
Balances, December 31, 2021	(1,612)	(1,512)		68	(3,056)
Other comprehensive earnings (losses) before reclassifications	145	275		(33)	387
Deferred income taxes	(35)	(65)		—	(100)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	110	210		(33)	287

Amounts reclassified to net earnings	88	(85)		(1)	2
Deferred income taxes	(22)	18		—	(4)
Amounts reclassified to net earnings, net of deferred income taxes	66	(67)		(1)	(2)

Other comprehensive earnings (losses), net of deferred income taxes	176	143	(1)	(34)	285
Balances, December 31, 2022	$(1,436)	$(1,369)		$34	$(2,771)
(1) Primarily reflected our share of ABI’s currency translation adjustments and the impact of our designated net investment hedges related to our equity investment in ABI. For further discussion of designated net investment hedges, see Note 6. Financial Instruments.

Pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings were as follows:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Benefit Plans: (1)
Net loss	$127	$163	$173
Prior service cost/credit	(39)	(41)	(25)
	88	122	148
ABI (2)	(85)	(76)	21
Currency Translation Adjustments and Other (3)	(1)	35	—
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$2	$81	$169
(1) Amounts were included in net defined benefit plan costs. For further details, see Note 15. Benefit Plans.
(2) Amounts were included in (income) losses from investments in equity securities. For further information, see Note 5. Investments in Equity Securities.
(3) 2021 amounts were included in marketing, administration and research costs and are related to the Ste. Michelle Transaction. For further details, see Note 15. Benefit Plans.

Note 13. Income Taxes
In August 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act that we anticipate may impact us are (i) a 15% corporate alternative minimum tax (“Corporate AMT”) and (ii) a 1% excise tax on share repurchases, which we expect to record in equity on our consolidated statements of stockholders’ equity (deficit), in each case effective for tax years beginning after December 31, 2022.
We will be considered an “applicable corporation” for purposes of the new Corporate AMT. Our regular federal income tax liability will generally exceed our Corporate AMT liability. Certain unique circumstances, however, may result in a Corporate AMT liability, including when tax losses are reported in a different year than book losses.

Earnings (losses) before income taxes and provision (benefit) for income taxes consisted of the following:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Earnings (losses) before income taxes:
United States	$7,628	$4,239	$6,842
Outside United States	(239)	(415)	48
Total	$7,389	$3,824	$6,890
Provision (benefit) for income taxes:
Current:
Federal	$1,968	$1,965	$2,025
State and local	603	542	553
Outside United States	1	2	22
	2,572	2,509	2,600
Deferred:
Federal	(893)	(1,190)	(130)
State and local	(54)	30	(34)
	(947)	(1,160)	(164)
Total provision for income taxes	$1,625	$1,349	$2,436
Our U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal income tax statute of limitations remains open for the year 2017 and forward, with years 2017 through 2020 currently under examination by the Internal Revenue Service (“IRS”) as part of an audit conducted in the ordinary course of business. State statutes of limitations generally remain open for the year 2017 and forward. Certain of our state tax returns are currently under examination by various states as part of routine audits conducted in the ordinary course of business.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Balance at beginning of year	$53	$74	$64
Additions based on tax positions related to the current year	1	—	—
Additions for tax positions of prior years	16	40	12
Reductions for tax positions due to lapse of statutes of limitations	—	(5)	—
Reductions for tax positions of prior years	—	(23)	(2)
Tax settlements	(1)	(33)	—
Balance at end of year	$69	$53	$74
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2022 was $44 million, along with $25 million affecting deferred taxes. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2021 was $31 million, along with $22 million affecting deferred taxes.
At December 31, 2022, 2021 and 2020, the amount of accrued interest and penalties on our consolidated balance sheets was $18 million, $11 million and $15 million, respectively. For the years ended December 31, 2022, 2021 and 2020, we recognized in our consolidated statements of earnings $8 million, $(4) million and $4 million, respectively, of gross interest (income) expense associated with uncertain tax positions. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision.
We are subject to income taxation in many jurisdictions. Unrecognized tax benefits reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within our control. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $1 million.
A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to earnings before income taxes was as follows:

	For the Years Ended December 31,
	2022		2021		2020
(dollars in millions)	$	%	$	%	$	%
U.S. federal statutory rate	$1,552	21.0%	$803	21.0%	$1,447	21.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax benefit	435	5.9	451	11.8	410	6.0
Tax basis in foreign investments	11	0.1	25	0.7	23	0.3
Uncertain tax positions	—	—	(25)	(0.7)	9	0.1
Investment in ABI	(24)	(0.3)	(16)	(0.4)	3	0.1
Investment in JUUL	306	4.1	7	0.2	537	7.8
Investment in Cronos	30	0.4	128	3.3	20	0.3
Valuation allowance releases	(664)	(9.0)	(15)	(0.4)	(19)	(0.3)
Other	(21)	(0.2)	(9)	(0.2)	6	0.1
Effective tax rate	$1,625	22.0%	$1,349	35.3%	$2,436	35.4%
The tax provision (benefit) in 2022 included tax benefits of $664 million due primarily to the release of valuation allowances related to the anticipated ability to utilize a portion of existing capital losses. These tax benefits were partially offset by tax expense of $306 million for a valuation allowance recorded against a deferred tax asset related to the decreases in the estimated fair value of our investment in JUUL and by the state tax treatment of the impairment charge on our equity investment in ABI.

The tax provision (benefit) in 2021 was impacted by the state tax treatment of the impairment charge on our equity investment in ABI. The tax provision (benefit) in 2021 also included net tax expense of $128 million related to our Investment in Cronos, including an addition to a valuation allowance on a deferred tax asset.
The tax provision (benefit) in 2020 included tax expense of $612 million for a valuation allowance on a deferred tax asset related to our impairment of our investment in JUUL in the third quarter of 2020, partially offset by a $24 million tax benefit reflecting the decrease of a portion of the valuation allowance related to a reduction of a deferred tax asset associated with an increase in the estimated fair value of JUUL in the fourth quarter of 2020.
The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31:

(in millions)	2022	2021
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$303	$387
Settlement charges	729	835
Investment in JUUL	3,001	2,652
Investment in Cronos	407	403
Net operating losses and tax credit carryforwards	31	46
Total deferred income tax assets	4,471	4,323
Deferred income tax liabilities:
Property, plant and equipment	(233)	(216)
Intangible assets	(2,849)	(2,802)
Investment in ABI	(1,226)	(1,695)
Finance assets, net	—	(29)
Accrued pension costs	(70)	(55)
Other	(115)	(94)
Total deferred income tax liabilities	(4,493)	(4,891)
Valuation allowances	(2,800)	(3,097)
Net deferred income tax liabilities	$(2,822)	$(3,665)
At December 31, 2022, we had estimated gross state tax net operating losses of $19 million that, if unused, will expire in 2035 through 2038.
A reconciliation of the beginning and ending valuation allowances was as follows:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Balance at beginning of year	$3,097	$2,817	$2,324
Additions to valuation allowance charged to income tax expense	429	401	692
Reductions to valuation allowance credited to income tax benefit	(730)	(118)	(200)
Foreign currency translation	4	(3)	1
Balance at end of year	$2,800	$3,097	$2,817
We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. We determine the realizability of deferred tax assets based on the weight of all available positive and negative evidence. In reaching this determination, we consider the character of the assets and the possible sources of taxable income of the appropriate character within the available carryback and carryforward periods available under the tax law.
The additions to valuation allowances during 2022 were primarily due to deferred tax assets recorded in connection with decreases in the estimated fair value of our investment in JUUL. The reductions to valuation allowances during 2022 were primarily due to the anticipated ability to utilize a portion of existing losses related to our investment in JUUL and the abandonment of our Cronos warrant. The cumulative valuation allowance at December 31, 2022 was primarily attributable to deferred tax assets recorded in connection with our investment in JUUL ($2,394 million) and our Investment in Cronos ($379 million).
The changes in valuation allowances during 2021 were primarily due to deferred tax assets recorded in connection with our Investment in Cronos. The cumulative valuation allowance at December 31, 2021 was primarily attributable to deferred tax assets recorded in connection with our investment in JUUL ($2,652 million) and our Investment in Cronos ($407 million).

The 2020 valuation allowance was primarily attributable to deferred tax assets recorded in connection with the impairments of our investment in JUUL ($2,610 million), and our Investment in Cronos ($121 million).
For a discussion regarding the change in estimated fair value of our investment in JUUL, the impairment of our investment in ABI and the impairment of our Investment in Cronos, see Note 5. Investments in Equity Securities.

Note 14. Segment Reporting
Our operating companies’ products include (i) smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA, and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; and (ii) oral tobacco products, consisting of MST and snus products manufactured and sold by USSTC, and oral nicotine pouches manufactured and sold by Helix. These products constituted our reportable segments of smokeable products and oral tobacco products at December 31, 2022. The financial services business, the IQOS System heated tobacco business and Helix ROW were included in all other.
Prior to the sale of our wine business on October 1, 2021, wine produced and/or sold by Ste. Michelle was a reportable segment. For further discussion, see Note 1. Background and Basis of Presentation.
Our chief operating decision maker (“CODM”) reviews operating companies income (loss) (“OCI”) to evaluate the performance of, and allocate resources to, our segments. OCI for our segments is defined as operating income before general corporate expenses and amortization of intangibles. Interest and other debt expense, net, along with net periodic benefit cost (income), excluding service cost, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by our CODM. We do not disclose information about total assets by segment because such information is not reported to or used by our CODM. Substantially all of our long-lived assets were located in the United States at December 31, 2022. Segment goodwill and other intangible assets, net, are disclosed in Note 4. Goodwill and Other Intangible Assets, net. The accounting policies of the segments were the same at December 31, 2022 as those described in Note 2. Summary of Significant Accounting Policies.
Segment data were as follows:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Net revenues:
Smokeable products	$22,476	$22,866	$23,089
Oral tobacco products	2,580	2,608	2,533
Wine	—	494	614
All other	40	45	(83)
Net revenues	$25,096	$26,013	$26,153
Earnings before income taxes:
OCI:
Smokeable products	$10,688	$10,394	$9,985
Oral tobacco products	1,632	1,659	1,718
Wine	—	21	(360)
All other	(36)	(97)	(172)
Amortization of intangibles	(73)	(72)	(72)
General corporate expenses	(292)	(345)	(226)
Operating income	11,919	11,560	10,873
Interest and other debt expense, net	1,058	1,162	1,209
Loss on early extinguishment of debt	—	649	—
Net periodic benefit income, excluding service cost	(184)	(202)	(77)
(Income) losses from investments in equity securities	3,641	5,979	111
Impairment of JUUL equity securities	—	—	2,600
Loss on Cronos-related financial instruments	15	148	140
Earnings before income taxes	$7,389	$3,824	$6,890

The smokeable products segment included net revenues of $21,457 million, $21,877 million and $22,135 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to cigarettes and net revenues of $1,019 million, $989 million and $954 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to cigars.
Substantially all of our net revenues for the years ended December 31, 2022, 2021 and 2020 were from sales generated in the United States. PM USA, USSTC, Helix and Middleton’s customer, Performance Food Group Company, which acquired Core-Mark Holding Company, Inc. in 2021, accounted for approximately 24% and 23% of our consolidated net revenues for the years ended December 31, 2022 and 2021, respectively. Core-Mark Holding Company, Inc. accounted for 17% of our consolidated net revenues for the year ended December 31, 2020. In addition, McLane Company, Inc., accounted for approximately 23%, 23% and 26% of our consolidated net revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Substantially all of these net revenues were reported in the smokeable products and oral tobacco products segments. No other customer accounted for more than 10% of our consolidated net revenues for the years ended December 31, 2022, 2021 and 2020.
Details of our depreciation expense and capital expenditures were as follows:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Depreciation expense:
Smokeable products	$87	$80	$81
Oral tobacco products	33	34	32
Wine	—	27	40
General corporate and other	33	31	32
Total depreciation expense	$153	$172	$185
Capital expenditures:
Smokeable products	$68	$48	$49
Oral tobacco products	90	43	67
Wine	—	12	31
General corporate and other	47	66	84
Total capital expenditures	$205	$169	$231
The comparability of OCI for our reportable segments and the all other category was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: We recorded pre-tax (income) expense for NPM adjustment items as follows:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Smokeable products segment	$(63)	$(53)	$4
Interest and other debt expense, net	(5)	(23)	—
Total	$(68)	$(76)	$4
We recorded the amounts in the table shown above for the smokeable products segment as (reductions) increases to cost of sales in our consolidated statements of earnings, which (increased) decreased OCI in our smokeable products segment. NPM adjustment items result from the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation in Note 17. Contingencies).

▪Tobacco and Health and Certain Other Litigation Items: We recorded pre-tax charges related to tobacco and health and certain other litigation items as follows:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Smokeable products segment	$101	$83	$79
General corporate expenses	27	90	—
Interest and other debt expense, net	3	9	4
Total	$131	$182	$83
We recorded the amounts shown in the table above for the smokeable products segment and general corporate expenses in marketing, administration and research costs in our consolidated statements of earnings. For further discussion, see Note 17. Contingencies.
▪Ste. Michelle Transaction: We recorded pre-tax disposition-related costs of $51 million for the year ended December 31, 2021 in our former wine segment, which consisted of a pre-tax charge of $41 million to record the assets and liabilities associated with the Ste. Michelle Transaction at their fair value less costs to sell and $10 million of other disposition-related costs. We included these costs in marketing, administration and research costs in our consolidated statements of earnings.
▪Acquisition-Related Costs: We recorded pre-tax acquisition-related costs of $37 million for the year ended December 31, 2021 in our oral tobacco products segment primarily for the settlement of an arbitration related to the 2019 on! transaction. We included these costs in marketing, administration and research costs in our consolidated statements of earnings.
▪Wine Business Strategic Reset: We recorded pre-tax implementation costs of $411 million for the year ended December 31, 2020, in our former wine segment, associated with a strategic reset initiated in the first quarter of 2020 intended to maximize Ste. Michelle’s profitability and achieve improved long-term cash flow generation. Substantially all of the charges consisted of the following: (i) write-off of inventory ($292 million) as Ste. Michelle no longer believed that the benefit of the blending and production plans for its inventory outweighed inventory carrying cost given the reduced product volume demand; and (ii) estimated losses on future non-cancelable grape purchase commitments that Ste. Michelle believed no longer had a future economic benefit ($100 million).
▪PMCC Residual Value Adjustments: For the year ended December 31, 2020, we recorded pre-tax charges of $125 million (as a reduction to net revenues in the all other category) related to the decrease in unguaranteed residual values of certain PMCC leased assets. There were no such adjustments in 2022 or 2021.
▪COVID-19 Special Items: We recorded net pre-tax charges of $50 million ($41 million in the smokeable products segment and $9 million in the oral tobacco products segment) in our consolidated statement of earnings for the year ended December 31, 2020 related to the COVID-19 pandemic. These net pre-tax charges, which were directly related to disruptions caused by or efforts to mitigate the impact of the COVID-19 pandemic, were all recorded in cost of sales and included premium pay, personal protective equipment and health screenings, which were partially offset by certain employment tax credits.

Note 15. Benefit Plans
Our subsidiaries sponsor noncontributory defined benefit pension plans covering certain employees of Altria and our subsidiaries. Employees hired on or after a date specific to their employee group, except for certain employees of UST’s subsidiaries and Middleton, are not eligible to participate in these noncontributory defined benefit pension plans but are instead eligible to participate in a defined contribution plan with enhanced benefits. We also provide postretirement health care and other benefits to certain retired employees.
We measure the plan assets and benefit obligations of our pension plans and postretirement plans at December 31 of each year.
We base the discount rates for our plans on a yield curve developed from a model portfolio of high-quality corporate bonds with durations that match the expected future cash flows of the pension and postretirement benefit obligations.

▪Obligations and Funded Status: Benefit obligations, plan assets and funded status for our pension and postretirement plans were as follows at December 31:

	Pension			Postretirement
(in millions)	2022	2021		2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$8,544	$9,465		$1,688	$2,229
Service cost	64	68		23	20
Interest cost	206	184		41	38
Benefits paid	(462)	(465)		(87)	(104)
Actuarial (gains) losses	(2,060)	(523)		(392)	(150)
Plan amendments	—	8		2	(345)
Divestiture	—	(193)	(1)	—	—
Benefit obligation at end of year	6,292	8,544		1,275	1,688
Change in plan assets:
Fair value of plan assets at beginning of year	8,793	8,911		185	201
Actual return on plan assets	(1,748)	466		(35)	21
Employer contributions	20	26		—	—
Benefits paid	(462)	(465)		(28)	(37)
Divestiture	—	(145)	(1)	—	—
Fair value of plan assets at end of year	6,603	8,793		122	185
Funded status at December 31	$311	$249		$(1,153)	$(1,503)
Amounts recognized on our consolidated balance sheets were as follows:
Other assets	$469	$476		$—	$—
Other accrued liabilities	(25)	(27)		(70)	(67)
Accrued pension costs	(133)	(200)		—	—
Accrued postretirement health care costs	—	—		(1,083)	(1,436)
	$311	$249		$(1,153)	$(1,503)
(1) Divestiture of benefit obligations and plan assets related to the Ste. Michelle Transaction.
The table above presents the projected benefit obligation for our pension plans. The accumulated benefit obligation, which represents benefits earned to date, for our pension plans was $6.1 billion and $8.2 billion at December 31, 2022 and 2021, respectively.
Actuarial (gains) losses for the years ended December 31, 2022 and 2021 for our pension and postretirement plans were due primarily to changes in the discount rate. Actuarial (gains) losses for our pension plans for the year ended 2021 were further impacted by changes to mortality rate assumptions.
Plan amendments to our postretirement plans for the year ended December 31, 2021 included several plan changes announced in the second quarter of 2021 to our salaried retiree healthcare plans, primarily changing its post-age 65 coverage to a private medicare marketplace. These amendments triggered a plan remeasurement in the second quarter of 2021, resulting in a reduction of $432 million (including discount rate impact and other changes) to our postretirement obligation in the second quarter of 2021 and a corresponding reduction to accumulated other comprehensive losses.
For pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2022, our accumulated benefit obligation and fair value of plan assets were $134 million and $0 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2021, our accumulated benefit obligation and fair value of plan assets were $176 million and $0 million, respectively.
For pension plans with projected benefit obligations in excess of plan assets at December 31, 2022, our projected benefit obligation and fair value of plan assets were $158 million and $0 million, respectively. For pension plans with projected benefit obligations in excess of plan assets at December 31, 2021, our projected benefit obligation and fair value of plan assets were $227 million and $0 million, respectively.
At December 31, 2022 and 2021, our accumulated postretirement benefit obligations were in excess of plan assets for all postretirement plans.

We used the following assumptions to determine our pension and postretirement benefit obligations at December 31:

	Pension		Postretirement
	2022	2021	2022	2021
Discount rate	5.6%	3.0%	5.6%	2.9%
Rate of compensation increase - long-term	4.0	4.0	—	—
Health care cost trend rate assumed for next year	—	—	6.5	6.5
Ultimate trend rate	—	—	5.0	5.0
Year that the rate reaches the ultimate trend rate	—	—	2028	2027
▪Components of Net Periodic Benefit Cost (Income): Net periodic benefit cost (income) consisted of the following for the years ended December 31:

	Pension			Postretirement
(in millions)	2022	2021	2020	2022	2021	2020
Service cost	$64	$68	$74	$23	$20	$16
Interest cost	206	184	251	41	38	59
Expected return on plan assets	(493)	(522)	(502)	(13)	(14)	(14)
Amortization:
Net loss	96	131	134	18	22	10
Prior service cost (credit)	6	5	5	(45)	(46)	(30)
Settlement	—	—	10	—	—	—
Net periodic benefit cost (income)	$(121)	$(134)	$(28)	$24	$20	$41
For the year ended December 31, 2020, we recorded the settlement amount as a change to net losses in other comprehensive earnings/losses.
The following assumptions were used to determine our net periodic benefit cost for the years ended December 31:

	Pension			Postretirement
	2022	2021	2020	2022	2021	2020
Discount rates:
Service cost	3.2%	3.1%	3.7%	3.2%	3.1%	3.6%
Interest cost	2.5	2.0	3.0	2.5	2.0	3.0
Expected rate of return on plan assets	6.1	6.6	6.6	7.7	7.7	7.7
Rate of compensation increase - long-term	4.0	4.0	4.0	—	—	—
Health care cost trend rate	—	—	—	6.5	6.5	6.5
▪Defined Contribution Plans: We sponsor tax-qualified defined contribution plans covering certain salaried and hourly (non-union and union) employees. Contributions and costs are determined generally as a percentage of earnings, as defined by our plans. Amounts charged to expense for these defined contribution plans totaled $91 million, $90 million and $88 million in 2022, 2021 and 2020, respectively.
▪Pension and Postretirement Plan Assets: In managing our pension assets, we implement a liability-driven investment framework that aligns plan assets with liabilities. The current equity/fixed income allocation of 20%/80% is designed to balance pension liability hedging and asset growth in order to maintain our plan’s funded status and cover incremental service accruals and interest cost. Liability hedging is achieved through investing in rate-sensitive fixed income securities, primarily corporate bonds and U.S. Treasuries, while growth assets are comprised of publicly traded equity securities.
Our investment strategy for our postretirement plan assets is intended to maximize our total asset return based on the expectation that equity securities will outperform debt securities over the long term and reflects the maturity structure of our benefit obligation. The equity/fixed income target allocation for postretirement plan assets is 55%/45%.
We believe that we implement these investment strategies in a prudent and risk-controlled manner, consistent with the fiduciary requirements of the Employee Retirement Income Security Act of 1974, by investing retirement plan assets in a well-diversified mix of equities, fixed income and other securities.

The actual composition of our plan assets at December 31, 2022 was broadly characterized with the following allocation:

	Pension	Postretirement
Equity securities	20%	56%
Corporate bonds	52%	33%
U.S. Treasury and foreign government securities and all other investments (1)	28%	11%
(1) Amount includes U.S Treasury and foreign government securities (19%) and asset based securities and all other investments (9%).
Our pension and postretirement plan asset performance is monitored on an ongoing basis to adjust the mix as necessary to achieve our target allocations.
Substantially all pension and all postretirement assets can be used to make monthly benefit payments.
We implement our investment strategy for our pension and postretirement plan assets by investing in long-duration fixed income securities that primarily include U.S. corporate bonds of companies from diversified industries and U.S. Treasury securities that mirror our pension obligation benchmark, as well as U.S. and international equity index strategies that are intended to mirror broad market indices, including, the Standard & Poor’s 500 Index and Morgan Stanley Capital International (“MSCI”) Europe, Australasia, and the Far East (“EAFE”) Index. Our pension and postretirement plans also invest in actively managed international equity securities of mid and small cap companies located in developed and emerging markets. For pension plan assets, our allocation to below investment grade securities represented approximately 13% of the fixed income holdings or approximately 10% of our total plan assets at December 31, 2022. Our allocation to emerging markets represented less than 1% of total plan assets at December 31, 2022. For postretirement plan assets, our allocation to below investment grade securities represented approximately 12% of the fixed income holdings or approximately 5% of our total plan assets at December 31, 2022. There were no postretirement plan assets invested in emerging markets at December 31, 2022.
Our risk management practices for our pension and postretirement plans include (i) ongoing monitoring of asset allocation, investment performance and investment managers’ compliance with their investment guidelines, (ii) periodic rebalancing between equity and debt asset classes and (iii) annual actuarial re-measurement of plan liabilities.
Our expected rate of return on pension and postretirement plan assets is determined by our plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. The forward-looking estimates are consistent with the long-term historical averages exhibited by returns on equity and fixed income securities. For determining our pension and postretirement net periodic benefit cost (income), our 2023 expected rate of return assumptions are 6.1% and 7.4%, respectively.

The fair values of our pension plan assets by asset category were as follows at December 31:

	2022			2021
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. and foreign government securities or their agencies:
U.S. government and agencies	$—	$1,098	$1,098	$—	$1,147	$1,147
U.S. municipal bonds	—	82	82	—	60	60
Foreign government and agencies	—	32	32	—	88	88
Corporate debt instruments:
Above investment grade	—	2,747	2,747	—	3,442	3,442
Below investment grade and no rating	—	756	756	—	1,032	1,032
Common stock:
International equities	327	—	327	373	—	373
U.S. equities	591	—	591	856	—	856
Asset backed securities	—	161	161	—	89	89
Other, net	(1)	244	243	52	148	200
	$917	$5,120	$6,037	$1,281	$6,006	$7,287
Investments measured at NAV as a practical expedient for fair value:
Collective investment funds
U.S. large cap			$312			$873
U.S. small cap			75			462
International developed markets			49			125
Total investments measured at NAV			$436			$1,460

Other			130			46
Fair value of plan assets, net			$6,603			$8,793
Level 3 holdings and transactions were immaterial to total plan assets at December 31, 2022 and 2021.

The fair values of our postretirement plan assets were as follows at December 31:

	2022			2021
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. and foreign government securities or their agencies:
U.S. government and agencies	$—	$5	$5	$—	$5	$5
Foreign government and agencies	—	2	2	—	3	3
Corporate debt instruments:
Above investment grade	—	37	37	—	55	55
Below investment grade and no rating	—	7	7	—	10	10
Other, net	—	3	3	—	—	—
	$—	$54	$54	$—	$73	$73
Investments measured at NAV as a practical expedient for fair value:
Collective investment funds:
U.S. large cap			$47			$84
International developed markets			18			25
Total investments measured at NAV			$65			$109

Other			3			3
Fair value of plan assets, net			$122			$185
There were no Level 3 postretirement plan holdings or transactions during 2022 and 2021.
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
▪Asset Backed Securities: Asset backed securities are fixed income securities such as mortgage backed securities and auto loans that are collateralized by pools of underlying assets that are unable to be sold individually. They are valued at a price which is based on a compilation of primarily observable market information or a broker quote in a non-active over-the-counter market.
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
Cash Flows: We make contributions to our pension plans to the extent that the contributions are tax deductible and pay benefits that relate to plans for salaried employees that cannot be funded under IRS regulations. Currently, we anticipate making employer contributions to our pension and postretirement plans of up to approximately $30 million for each in 2023. However, the foregoing estimates of 2023 contributions to our pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates, as well as asset performance significantly above or below the assumed long-term rate of return for each respective plan.

Estimated future benefit payments at December 31, 2022 were as follows:

(in millions)	Pension	Postretirement
2023	$494	$106
2024	471	100
2025	471	96
2026	472	95
2027	473	95
2028-2032	2,355	477
Comprehensive Earnings/Losses
We recorded the following amounts in accumulated other comprehensive losses at December 31, 2022:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net loss	$(2,180)	$1	$(34)	$(2,213)
Prior service (cost) credit	(24)	293	(5)	264
Deferred income taxes	571	(68)	10	513
Amounts recorded in accumulated other comprehensive losses	$(1,633)	$226	$(29)	$(1,436)
We recorded the following amounts in accumulated other comprehensive losses at December 31, 2021:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net loss	$(2,093)	$(362)	$(32)	$(2,487)
Prior service (cost) credit	(30)	340	(5)	305
Deferred income taxes	549	12	9	570
Amounts recorded in accumulated other comprehensive losses	$(1,574)	$(10)	$(28)	$(1,612)
The movements in other comprehensive earnings/losses for the year ended December 31, 2022 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost:
Amortization:
Net loss	$96	$18	$13	$127
Prior service cost/credit	6	(45)	—	(39)
Other expense (income):
Net loss	—	—	—	—
Prior service cost/credit	—	—	—	—
Deferred income taxes	(26)	7	(3)	(22)
	$76	$(20)	$10	$66
Other movements during the year:
Net loss	$(183)	$345	$(15)	$147
Prior service cost/credit	—	(2)	—	(2)
Deferred income taxes	48	(87)	4	(35)
	$(135)	$256	$(11)	$110
Total movements in other comprehensive earnings/losses	$(59)	$236	$(1)	$176

The movements in other comprehensive earnings/losses for the year ended December 31, 2021 were as follows:

(in millions)	Pension	Post-retirement	Post-employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost:
Amortization:
Net loss	$131	$22	$10	$163
Prior service cost/credit	5	(46)	—	(41)
Other expense (income):
Net loss	—	—	—	—
Prior service cost/credit	—	—	—	—
Deferred income taxes	(35)	7	(2)	(30)
	$101	$(17)	$8	$92
Other movements during the year:
Net loss	$465	$157	$2	$624
Prior service cost/credit	(8)	345	—	337
Deferred income taxes	(118)	(127)	—	(245)
	$339	$375	$2	$716
Total movements in other comprehensive earnings/losses	$440	$358	$10	$808
The movements in other comprehensive earnings/losses for the year ended December 31, 2020 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost:
Amortization:
Net loss	$134	$10	$19	$163
Prior service cost/credit	5	(30)	—	(25)
Other expense (income):
Net loss	10	—	—	10
Prior service cost/credit	—	—	—	—
Deferred income taxes	(37)	5	(5)	(37)
	$112	$(15)	$14	$111
Other movements during the year:
Net loss	$(268)	$(162)	$(18)	$(448)
Prior service cost/credit	(5)	(1)	—	(6)
Deferred income taxes	69	41	5	115
	$(204)	$(122)	$(13)	$(339)
Total movements in other comprehensive earnings/losses	$(92)	$(137)	$1	$(228)

Note 16. Additional Information

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Research and development expense	$162	$145	$131
Interest and other debt expense, net:
Interest expense	$1,128	$1,188	$1,223
Interest income	(70)	(26)	(14)
	$1,058	$1,162	$1,209
The activity in the allowance for discounts and allowance for returned goods was as follows:

	For the Years Ended December 31,
(in millions)	2022		2021		2020
	Discounts	Returned Goods	Discounts	Returned Goods	Discounts	Returned Goods
Balance at beginning of year	$—	$50	$—	$40	$—	$32
Charged to costs and expenses	607	97	647	124	633	98
Deductions (1)	(607)	(106)	(647)	(114)	(633)	(90)
Balance at end of year	$—	$41	$—	$50	$—	$40
(1) Represents the recording of discounts and returns for which allowances were created.

Note 17. Contingencies
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
Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related and other litigation are or can be significant and, in certain cases, have ranged in the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrates that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. In certain cases, plaintiffs claim that defendants’ liability is joint and several. In such cases, we may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, under certain circumstances, we may have to pay more than our proportionate share of any bonding- or judgment-related amounts. Furthermore, in those cases where plaintiffs are successful, we also may be required to pay interest and attorneys’ fees.
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
We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed elsewhere in this Note 17. Contingencies: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending cases; and (iii) accordingly, management has not provided any amounts in our consolidated financial statements for unfavorable outcomes, if any. Litigation defense costs are expensed as incurred.
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
Judgments Paid and Provisions for Tobacco and Health (Including Engle Progeny Litigation) and Certain Other Litigation Items: The changes in our accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

(in millions)	2022	2021	2020
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$91	$9	$14
Pre-tax charges for:
Tobacco and health and certain other litigation (1)	101	83	79
Shareholder class action and shareholder derivative lawsuits (2)	27	90	—
Related interest costs	3	9	4
Payments	(151)	(100)	(88)
Accrued liability for tobacco and health and certain other litigation items at end of period	$71	$91	$9
(1) Includes judgments, settlements and fee disputes associated with tobacco and health and certain other litigation.
(2) See Shareholder Class Action and Shareholder Derivative Lawsuits below for discussions of the shareholder class action case and related settlement and the pending settlement of the federal and state shareholder derivative lawsuits.
The accrued liability for tobacco and health and certain other litigation items, including related interest costs, was included in accrued liabilities on our consolidated balance sheets. Pre-tax charges for tobacco and health and certain other litigation were included in marketing, administration and research costs on our consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on our consolidated statements of earnings.
After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $954 million and interest totaling approximately $230 million as of December 31, 2022. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $432 million and related interest totaling approximately $59 million.
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of December 31, 2022, PM USA has posted appeal bonds totaling approximately $46 million, which have been collateralized with restricted cash and are included in assets on our consolidated balance sheets.
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

The table below lists the number of certain tobacco-related cases pending in the United States against us as of December 31:

	2022	2021	2020
Individual Smoking and Health Cases (1)	162	176	148
Health Care Cost Recovery Actions (2)	1	1	1
E-vapor Cases (3)	5,283	3,296	1,563
Other Tobacco-Related Cases (4)	3	3	3
(1) Includes as of December 31, 2022, 17 cases filed in Illinois, 20 cases filed in New Mexico, 37 cases filed in Massachusetts and 51 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,395 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages but prohibited them from seeking punitive damages. Class members were prohibited from filing individual lawsuits after 2000 under the court-approved settlement.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) Includes as of December 31, 2022, 57 class action lawsuits, 3,830 individual lawsuits and 1,396 “third party” lawsuits relating to JUUL e-vapor products, which include school districts, state and local government, tribal and healthcare organization lawsuits. JUUL is an additional named defendant in each of these lawsuits. The 57 class action lawsuits include 32 cases in the Northern District of California (“Multidistrict Litigation” or “MDL”) involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons.
(4) Includes as of December 31, 2022, one inactive smoking and health case alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.
International Tobacco-Related Cases: As of January 27, 2023, (i) Altria is named as a defendant in three e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement (defined below) between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of January 27, 2023, two Engle progeny cases, two individual smoking and health case and one e-vapor case are set for trial through March 31, 2023. Trial dates are subject to change.
Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 73 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 46 of the 73 cases. These 46 cases were tried in Alaska (1), California (7), Connecticut (1), Florida (10), Louisiana (1), Massachusetts (6), Mississippi (1), Missouri (4), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2). One case in Massachusetts, Main, where the verdict was initially returned in favor of PM USA, was reversed on appeal and remanded for a new trial.
Of the 27 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 23 have reached final resolution.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of January 27, 2023.
Smoking and Health Litigation
Overview: Plaintiffs’ allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, nuisance, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violations of unfair trade practice laws and consumer protection statutes and claims under the federal and state anti-racketeering statutes. Plaintiffs in the smoking and health cases seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations and preemption by the Federal Cigarette Labeling and Advertising Act.
Non-Engle Progeny Litigation: Summarized below are the non-Engle progeny smoking and health cases pending during 2022 (or recently concluded) in which a verdict was returned in favor of plaintiff and against PM USA. Charts listing certain verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.
Mendez: In September 2022, a jury in a Florida state court returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds Tobacco Company awarding approximately $4.5 million in compensatory damages and allocating 13% of the fault to PM USA. After applying comparative fault, PM USA’s portion of the compensatory damages is less than $1 million. There was no claim for punitive damages. The trial court denied PM USA’s post-trial motions. Both parties have appealed.
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of January 27, 2023, approximately 612 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 773 state court plaintiffs. Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. The 2015 federal Engle agreement resolved nearly all Engle progeny cases pending in federal court as of the date of the agreement, and each case excluded from that agreement subsequently has been resolved.
Engle Progeny Trial Results: As of January 27, 2023, 143 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Seventy-nine verdicts were returned in favor of plaintiffs, and seven verdicts (Skolnick, Calloway, Oshinsky-Blacker, McCoy, Mahfuz, Neff and Gloger) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending. In two cases, Kaplan (McLaughlin) and Sommers, the punitive damages awards were vacated on appeal and remanded for new trials. In Sommers, the trial court entered final judgment dismissing the plaintiff’s punitive damages claim with prejudice, and plaintiff has appealed.
Fifty-six verdicts were returned in favor of PM USA, of which 46 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of January 27, 2023. The jury in one case, Garcia, awarded plaintiff compensatory damages and found plaintiff was entitled to punitive damages; however, the court declared a mistrial in the second phase of the trial regarding punitive damages because the jury was unable to determine the amount of the punitive damages. Following appeals by the plaintiff and PM USA, the appellate court in Garcia affirmed the compensatory damages judgment against PM USA and granted a new trial with respect to punitive damages. The plaintiff in Garcia subsequently filed a motion to voluntarily dismiss the punitive damages claim and to enter final judgment on the compensatory damages claim, which the court granted. Three verdicts (Cohen, Collar and Chacon) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case decided to award plaintiffs damages. One case, Pollari, resulted in a verdict in favor of PM USA following a retrial of an initial verdict returned in favor of plaintiff. Plaintiff and defendants appealed the verdict and the appellate court affirmed the judgment in favor of the defendants. Three cases, Gloger, Rintoul (Caprio) and Duignan, resulted in verdicts in favor of plaintiffs following retrial of initial verdicts returned in favor of plaintiffs. A post-trial appeal is pending in Duignan. The verdicts in the retrials in Gloger and Rintoul (Caprio) were reversed upon appeal and remanded for new trials. Two cases, Freeman and Harris, resulted in an appellate reversal of a jury verdict in favor of plaintiff, and a judgment in favor of PM USA. One case, R. Douglas, was dismissed with prejudice following a verdict in favor of plaintiff.
The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of January 27, 2023 where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated, and the second chart lists cases that have concluded in the past 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.
References below to “R.J. Reynolds,” “Lorillard” and “Liggett Group” are to R.J. Reynolds Tobacco Company, Lorillard Tobacco Company and Liggett Group, LLC, respectively.
Currently Pending Engle Cases with Verdicts Against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status
Hoffman	January 2023	PM USA	Miami-Dade	$5 million ($3 million PM USA)	$0	Awaiting entry of final judgment by the trial court.
Levine	September 2022	PM USA and R.J. Reynolds	Miami-Dade	$1 million	$0	Appeals by defendants and plaintiff to Third District Court of Appeal pending.
Schertzer	April 2022	PM USA and R.J. Reynolds	Miami-Dade	$3 million	$0	Appeal by defendants to the Third District Court of Appeal pending.
Lipp	September 2021	PM USA	Miami-Dade	$15 million	$28 million	Appeal by defendant to Third District Court of Appeal pending.
Garcia	May 2021	PM USA	Miami-Dade	$6 million ($3 million PM USA)	$0	Appeal by defendant to the Third District Court of Appeal pending.
Duignan	February 2020 (2)	PM USA and R.J. Reynolds	Pinellas	$3 million	$12 million	Florida Supreme Court quashed the Second District Court of Appeal’s affirmation of judgment against the defendants and remanded the case for reconsideration in light of Prentice(3).
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	$0	New trial on punitive damages is set for April 2023.
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Third District Court of Appeal has ordered supplemental briefing in accordance with the decision in Prentice(3).
Kaplan (McLaughlin)	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$0
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
(3) PM USA is not a defendant in Prentice or Sheffield, which are discussed below in Engle Progeny Appellate Issues.

Engle Cases Concluded Within Past 12 Months
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Accrual Date	Payment Amount for Damages (if any)	Payment Date
Miller	September 2022	PM USA and R.J. Reynolds	Miami-Dade	Third quarter of 2022	<$1 million	December 2022
Tuttle	August 2022	PM USA	Duval	Third quarter of 2022	<$1 million	October 2022
Cuddihee	January 2020	PM USA	Duval	Second quarter of 2022	$2 million	June 2022
Holliman	February 2019	PM USA	Miami-Dade	Fourth quarter of 2022	$3 million	January 2023
D. Brown	January 2015	PM USA	Federal Court - Middle District of Florida	Third quarter of 2022	$5 million	August 2022
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
As of January 27, 2023, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to us) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the United States). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.

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
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million; these quarterly payments are expected to end in 2024. For the years ended December 31, 2022, 2021 and 2020, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $3.9 billion, $4.3 billion and $4.4 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
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
Continuing NPM Adjustment Disputes with States That Have Not Settled.
▪2004 NPM Adjustment. The PMs and the nine states that have not settled the NPM Adjustment disputes participated in a multi-state arbitration of NPM Adjustment disputes for 2004. A tenth state, Illinois, also participated in the arbitration, but joined the multi-state settlement after the arbitration panel issued its decisions described below. Hearings for nine of the 10 states concluded by the end of 2020. The arbitration panels issued decisions finding that three states, Missouri, New Mexico and Washington, were not diligent in their enforcement of their escrow statutes in 2004 and, therefore, are subject to the NPM adjustment for 2004. The arbitration panels further found that the remaining seven states were diligent in their enforcement and, therefore, are not subject to the NPM adjustment for 2004. Washington and Missouri have challenged those determinations in their respective state courts and with the arbitration panels, and several issues remain to be resolved by the courts that may affect the final amount of the 2004 NPM adjustment PM USA and other PMs will receive. PM USA recorded $21 million and $3 million as a reduction in cost of sales in the third quarter of 2021 and fourth quarter of 2022, respectively, for its estimate of the minimum amount of the 2004 NPM adjustment it will receive. PM USA estimates it is entitled to interest of approximately $23 million and $5 million in connection with the 2004 NPM adjustment, which it recorded as interest income in the third quarter of 2021 and fourth quarter of 2022, respectively.
▪2005-2007 NPM Adjustments. The PMs and the nine states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005-2007, for eight of the nine states, and one year, 2005, for one state. As of January 27, 2023, no decisions have resulted from the arbitration.
▪Subsequent Years. No assurance can be given as to when proceedings for 2008 and subsequent years will be scheduled or the precise form those proceedings will take.
▪In July 2022, the State of Iowa filed a motion in Iowa state court against the PMs, including PM USA, claiming that the PMs wrongfully disputed the applicability of NPM Adjustments to Iowa and that all adjustment amounts to date should have been paid to Iowa rather than deposited into the disputed payments account. A similar enforcement motion was filed by the State of New Mexico against the PMs, including PM USA, in November 2022. PM USA has placed certain disputed NPM Adjustment amounts attributed to Iowa and New Mexico in the disputed payments account established pursuant to the terms of the MSA. Iowa and New Mexico seek a total of approximately $133 million and $84 million, respectively, in disputed payments from all defendants combined, as well as treble and punitive damages, and other relief. The PMs filed a cross motion to compel arbitration in the Iowa matter, which was heard in December 2022. A decision has not yet been issued.
Other Disputes Under the State Settlement Agreements: The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the allocations of any NPM Adjustments and related settlements, have been and may continue to be affected by R.J. Reynolds’s acquisition of Lorillard in 2015 and its related sale of certain cigarette brands to ITG (the “ITG transferred brands”). PM USA filed motions to enforce the State Settlement Agreements in Florida, Minnesota, Texas and Mississippi in connection with various positions that R.J. Reynolds and ITG took with regard to the ITG transferred brands. After various court decisions in each of those states that were favorable to PM USA, those motions to enforce have now been resolved either through settlement or exhaustion of appeals, although further proceedings may occur based on the resolution of certain outstanding litigation between R.J. Reynolds and ITG. In May 2022, PM USA filed a motion to compel arbitration under the MSA regarding certain positions that R.J. Reynolds and ITG took with regard to the ITG transferred brands. In June 2022, the matter was resolved through mutual agreement of the parties. PM USA continues to dispute how the ITG transferred brands are treated in allocating the NPM Adjustments under the MSA and related settlements and may pursue such claims.
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
In May 2014, the district court ordered further briefing on corrective statements on point-of-sale signage. In May 2019, the district court ordered a hearing on the point-of-sale signage issue. The hearing was subsequently vacated due to the parties reaching an agreement in principle regarding the placement of corrective statements at point-of-sale. In December 2022, the district court entered a consent order approving the settlement.
In 2022, we recorded provisions totaling approximately $28 million for the estimated costs of implementing the corrective statements on point-of-sale signage remedy.
In June 2020, the U.S. government filed a motion with the district court asking for clarification as to whether the court-ordered injunction that applies to cigarettes also applies to HeatSticks, a heated tobacco product used with the IQOS System. In August 2020, we filed an opposition to the government’s motion and, in the alternative, a motion to modify the injunction to make clear it does not apply to HeatSticks. The district court heard arguments on the motions in July 2022 and has not yet issued any decisions. Regardless of the district court’s decisions on the pending motions, the government has indicated it will not oppose a modification to the injunction that permits PM USA to use the Modified Risk Tobacco Product claim authorized by the FDA for HeatSticks.
E-vapor Product Litigation
As of January 27, 2023, we are defendants in 57 class action lawsuits relating to JUUL e-vapor products. JUUL is an additional named defendant in each of these lawsuits. The theories of recovery include violation of RICO, fraud, failure to warn, design defect, negligence and unfair trade practices. Plaintiffs seek various remedies, including compensatory and punitive damages and an injunction prohibiting product sales. The 57 class action lawsuits include 32 cases involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons. Three of the class action lawsuits are pending in Canada.
We also have been named as defendants in other lawsuits involving JUUL e-vapor products, including 3,870 individual lawsuits and 1,406 “third party” lawsuits, which include school districts, state and local governments and tribal and healthcare organization lawsuits. JUUL is an additional named defendant in each of these lawsuits.
In October 2019, the U.S. Judicial Panel on Multidistrict Litigation ordered the coordination or consolidation of the federal individual and class action lawsuits mentioned above in the U.S. District Court for the Northern District of California for pretrial purposes. In December 2022, JUUL reportedly reached agreements to resolve the Multidistrict Litigation through settlement. In January 2023, the court preliminarily approved the settlement. We are not a party to any settlements concerning the Multidistrict Litigation.
The court has set trial dates for three cases pending in the Multidistrict Litigation. The first trial is currently scheduled for April 2023.
We filed motions to dismiss certain claims in the class action and school district cases, including the federal RICO claim. In October 2020, the U.S. District Court for the Northern District of California granted the motion to dismiss the RICO class action claim without prejudice. Although it otherwise denied the motion, the court found that plaintiffs had not sufficiently alleged standing or causation with respect to their claim under California law. The court also granted the motion to dismiss the RICO claim in the cases filed by various school districts, but denied the motion in all other respects. The court gave plaintiffs the opportunity to amend their complaints to attempt to cure the deficiencies the court identified and plaintiffs filed their amended complaints in November 2020. In January 2021, we filed a renewed motion to dismiss the RICO claim, which the court denied in April 2021. In June 2022, the court granted plaintiffs’ motion to certify a California state class based on state law claims against JUUL and a nationwide class based on RICO claims against Altria and other defendants. Altria and the other defendants filed petitions with the U.S. Court of Appeals for the Ninth Circuit seeking discretionary review of the class certification order, which the court granted in October 2022.
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
Four of the “third party” lawsuits noted above against us and JUUL were initiated, individually, by the attorneys general of Alaska, Hawaii, Minnesota and New Mexico alleging violations of state consumer protection and other similar laws. We filed motions to dismiss the lawsuits. In Alaska, Hawaii and Minnesota, the motions were denied in February 2022, May 2021 and June 2021, respectively. Our motion to dismiss remains pending in New Mexico. In the Alaska lawsuit, although the trial court declined to dismiss most of the plaintiff’s claims, the trial court did dismiss plaintiff’s public nuisance claim. The trial courts in the Alaska, Hawaii and Minnesota lawsuits have set the trials for April 2024, February 2024 and March 2023, respectively. As of January 27, 2023, the trial court in New Mexico has not set a trial date. JUUL is also named in other attorneys general lawsuits in which we are not currently named.
IQOS Litigation
In April 2020, RAI Strategic Holdings, Inc. and R.J. Reynolds Vapor Co., which are affiliates of R.J. Reynolds, filed a lawsuit against Altria, PM USA, ALCS, PMI and its affiliate, Philip Morris Products S.A., in the U.S. District Court for the Eastern District of Virginia asserting claims of patent infringement based on the sale of the IQOS System electronic device and Marlboro HeatSticks in the United States. Plaintiffs seek various remedies, including preliminary and permanent injunctive relief, treble damages and attorneys’ fees. Altria and PMI were previously dismissed from the lawsuit, and plaintiffs’ claims against the other defendants have been stayed.
PM USA, ALCS and Philip Morris Products S.A. filed counterclaims against plaintiffs in the Eastern District of Virginia lawsuit alleging patent infringement by R.J. Reynolds’ e-vapor products. In June 2022, PM USA and ALCS reached an agreement with R.J. Reynolds resulting in dismissal of their counterclaims. In addition, ALCS filed a separate lawsuit against R.J. Reynolds in the U.S. District Court for the Middle District of North Carolina also alleging patent infringement by R.J. Reynolds’ e-vapor products. In September 2022, a jury awarded ALCS $95 million in damages for past infringement, plus supplemental damages and interest. In January 2023, the court ordered R.J. Reynolds to pay ALCS a 5.25% royalty on future sales of its infringing product resulting in positive net income through the expiration of the relevant patents in 2035. As gains related to this lawsuit have not yet been determined to be realized or realizable in accordance with GAAP, they have not been recognized in our financial statements for the fiscal year ended December 31, 2022.
Also in April 2020, a related patent infringement action was filed against the same defendants by the same plaintiffs, as well as R.J. Reynolds, with the U.S. International Trade Commission (“ITC”), but the remedies sought included a prohibition on the importation of the IQOS System electronic device, Marlboro HeatSticks and component parts into the United States and on the sale of any such products previously imported into the United States. No damages are recoverable in the proceedings before the ITC. In September 2021, the ITC issued a limited exclusion order barring the importation of the IQOS System electronic device, Marlboro HeatSticks and the infringing components into the United States and a cease and desist order barring domestic sales, marketing and distribution of these imported products. The orders became effective on November 29, 2021. Consequently, PM USA removed the IQOS System electronic device and Marlboro HeatSticks from the marketplace. In December 2021, defendants appealed the orders to the U.S. Court of Appeals for the Federal Circuit and, in January 2022, the court denied defendants’ motion to stay the orders pending the conclusion of the appeal.
An additional unrelated patent infringement case regarding the IQOS System electronic device was filed in November 2020 in the U.S. District Court for the Northern District of Georgia against PM USA and Philip Morris Products S.A. seeking damages and equitable relief. In February 2021, defendants filed a motion to dismiss the lawsuit, which the court granted in July 2021. In December 2021, the U.S. District Court denied plaintiff’s motion to amend the complaint and plaintiff appealed this ruling to the U.S. Court of Appeals for the Federal Circuit, which appeal remains pending.
Antitrust Litigation
In April 2020, the FTC issued an administrative complaint against Altria and JUUL alleging that our 35% investment in JUUL and the associated agreements constitute an unreasonable restraint of trade in violation of Section 1 of the Sherman Antitrust Act of 1890 (“Sherman Act”) and Section 5 of the Federal Trade Commission Act of 1914, and substantially lessened competition in violation of Section 7 of the Clayton Antitrust Act (“Clayton Act”). If the FTC’s challenge is successful, the FTC may order a broad range of remedies, including divestiture of our minority investment in JUUL, rescission of the transaction and all associated agreements, a requirement of FTC approval of future agreements related to the development, manufacture, distribution or sale of e-vapor products and prohibition against any officer or director of either Altria or JUUL serving on the other party’s board of directors or attending meetings of the other party’s board of directors and notice to the FTC in advance of certain corporate actions, including acquisitions, mergers or certain corporate restructurings. In February 2022, the administrative law judge dismissed the FTC’s complaint and, also in February 2022, FTC complaint counsel appealed the administrative law judge’s decision to the FTC. Oral argument with respect to the appeal occurred in September 2022. After oral argument, the FTC asked for additional briefing, which was completed in December 2022. Altria can appeal any adverse ruling the FTC issues following its review to any U.S. Court of Appeals.
Also as of January 27, 2023, 17 putative class action lawsuits have been filed against Altria and JUUL in the U.S. District Court for the Northern District of California. The lawsuits initially named, in addition to the two companies, certain senior executives and certain members of the board of directors of both companies as defendants; however, those individuals currently or formerly affiliated with Altria were later dismissed. In November 2020 these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, cite the FTC administrative complaint and allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Act and Section 7 of the Clayton Act and various state antitrust, consumer protection and unjust enrichment laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid, divestiture of our minority investment in JUUL and rescission of the transaction. We filed a motion to dismiss these lawsuits in January 2021. In August 2021, the U.S. District Court for the Northern District of California denied our motion to dismiss except with respect to plaintiffs’ claims for injunctive and equitable relief. However, plaintiffs were granted the opportunity to replead such claims by the trial court, which plaintiffs did in September 2021. In January 2022, the trial court ordered that the direct-purchaser plaintiffs’ claims against JUUL be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement. The court granted plaintiffs’ leave to replead the complaint with new direct-purchaser plaintiffs, which plaintiffs did in February 2022, substituting in four new plaintiffs. In August 2022, the court stayed all of the cases pending any appeal to the court of appeals from the FTC’s lawsuit against Altria and JUUL.
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
Shareholder Class Action and Shareholder Derivative Lawsuits
Shareholder Class Action: In October and December 2019, two purported Altria shareholders filed putative class action lawsuits against Altria, Howard A. Willard III, our former Chairman and Chief Executive Officer, and William F. Gifford, Jr., our former Vice Chairman and Chief Financial Officer and current Chief Executive Officer, in the U.S. District Court for the Eastern District of New York. In December 2019, the court consolidated the two lawsuits into a single proceeding. The consolidated lawsuit was subsequently transferred to the U.S. District Court for the Eastern District of Virginia. The lawsuit asserts claims under Sections 10(b) and 20(a) and under Rule 10b-5 of the Exchange Act. In April 2020, JUUL, its founders and some of its current and former executives were added to the lawsuit. The claims allege false and misleading statements and omissions relating to our investment in JUUL. Plaintiffs seek various remedies, including damages and attorneys’ fees. In July 2020, the defendants filed motions to dismiss plaintiffs’ claims, which the district court denied in March 2021. In the fourth quarter of 2021, plaintiffs and defendants agreed upon a class action settlement under which, among other things, (i) all claims asserted against Altria and the other named defendants are resolved without any liability or wrongdoing attributed to them personally or to Altria and (ii) Altria will pay the class an aggregate amount of $90 million, which amount includes attorneys’ fees. The class is defined to include persons and entities who purchased or otherwise acquired shares of Altria between

October 25, 2018 through April 2, 2020, subject to certain exclusions. The trial court granted final approval of the settlement in March 2022. We recorded pre-tax provisions totaling $90 million in 2021 and, in January 2022, paid $90 million to plaintiffs’ escrow account.
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
Six derivative lawsuits have been filed in Virginia state courts against Mr. Willard, Mr. Gifford, Mr. Crosthwaite (our former Chief Growth Officer and JUUL’s current Chief Executive Officer), certain members of our Board of Directors, JUUL, its founders and some of its current and former executives. The lawsuits were filed in September 2020, May 2021, June 2021, July 2021, August 2021 and August 2021, respectively. The lawsuits assert various claims, including breach of fiduciary duty, and seek remedies similar to those sought by plaintiffs in the cases pending in federal court in the Eastern District of Virginia. In successive orders from July 2021, September 2021 and January 2022, five of the six state derivative cases were consolidated into a single case.
In October 2022, plaintiffs and defendants in all the federal and state derivative cases agreed upon a settlement of these cases. Under the terms of the settlement, among other things, we agreed to fund underage tobacco prevention and cessation programs, which may include positive youth development programs, led by independent third-party organizations. In the second and third quarters of 2022, we recorded pre-tax provisions of $7 million and $20 million, respectively, for costs associated with the independent monitoring of our funding commitments and attorneys’ fees. In January 2023, the federal trial court conducted a final approval hearing, at which the court sustained an objection to a provision of the settlement, but granted the parties additional time to resolve the issue, and scheduled a second final approval hearing for February 2023.
Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or our other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of January 27, 2023, two “Lights/Ultra Lights” class actions are pending in U.S. state courts. Neither case is active.
As of January 27, 2023, one smoking and health case alleging personal injury or seeking court-supervised programs or an ongoing medical monitoring program on behalf of individuals exposed to environmental tobacco smoke and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases have included lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of January 27, 2023, there is no such case pending against UST and/or its tobacco subsidiaries.
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
We provide for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change. Other than those amounts, it is not possible to reasonably estimate the cost of any environmental remediation and compliance efforts that we may undertake in the future. In the opinion of our management, however, compliance with environmental laws and regulations, including the payment of any remediation costs or damages and the making of related expenditures, has not had, and is not expected to have, a material adverse effect on our consolidated results of operations, capital expenditures, financial position or cash flows.
Guarantees and Other Similar Matters
In the ordinary course of business, we have agreed to indemnify a limited number of third parties in the event of future litigation. At December 31, 2022, we (i) had $46 million of unused letters of credit obtained in the ordinary course of business and (ii) were contingently liable for guarantees related to our own performance, including $19 million for surety bonds recorded on our consolidated balance sheet. In addition, from time to time, we issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on our liquidity.
Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of our 2008 spin-off of our former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. We do not have a related liability recorded on our consolidated balance sheet at December 31, 2022 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the IQOS System patent litigation discussed above under IQOS Litigation, excluding the patent infringement case filed with the U.S. District Court for the Northern District of Georgia.
PM USA has issued guarantees relating to our obligations under our outstanding debt securities, borrowings under our $3.0 billion Credit Agreement and amounts outstanding under our commercial paper program. For further discussion, see Note 8. Long-Term Debt.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Altria Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Altria Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Tobacco and Health Litigation Provisions and Disclosures
As described in Note 17 to the consolidated financial statements, legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against the Company as well as its respective indemnitees and investees. The Company records provisions in the consolidated financial statements for pending litigation when management determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The Company’s most significant category of legal proceedings is tobacco and health litigation. The Company’s accrued liability for tobacco and health litigation was $44 million as of December 31, 2022. While it is reasonably possible that an unfavorable outcome in a case may occur, except for those cases which have been accrued for: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco and health related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco and health related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.
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
JUUL Labs, Inc. (“JUUL”) - Determination of the Fair Value of the Investment
As described in Notes 2 and 5 to the consolidated financial statements, as of December 31, 2022, the Company accounts for its investment in JUUL as an investment in an equity security measured at fair value. The Company’s investment in JUUL was $250 million as of December 31, 2022. Fair value is estimated by management using an income approach, which reflects the discounting of future cash flows for the U.S. and international markets at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing future cash flows. In determining the estimated fair value of the Company’s investment in JUUL, management has made various judgments, estimates and assumptions, the most significant of which were likelihood of certain potential regulatory and liquidity outcomes, sales volume, operating margins, discount rates and perpetual growth rates. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy. Additionally, in determining the significant assumptions, management has made judgments regarding the: (i) likelihood of certain potential regulatory actions impacting the e-vapor category and specifically whether the U.S. Food and Drug Administration (“FDA”) will ultimately authorize JUUL’s products, which have received marketing denial orders and are now under additional administrative review; (ii) likelihood of JUUL maintaining adequate liquidity to fund projected cash needs, the absence of which could result in JUUL seeking protection under bankruptcy or other insolvency laws; (iii) risk created by the number and types of legal cases pending against JUUL; (iv) expectations for the future state of the e-vapor category including competitive dynamics; and (v) timing of international expansion plans.
The principal considerations for our determination that performing procedures relating to the determination of the fair value of the investment in JUUL is a critical audit matter are the (i) significant judgment by management when determining the fair value of the investment in JUUL; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate management’s significant judgments and assumptions related to discount rates, the likelihood of certain potential regulatory actions impacting the e-vapor category and specifically whether the FDA will ultimately authorize JUUL’s products, the likelihood of JUUL maintaining adequate liquidity to fund projected cash needs, and the risk created by the number and types of legal cases pending against JUUL; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the fair value of the investment in JUUL, including controls over the Company’s methods, significant assumptions and data. These procedures also included, among others, (i) testing management’s process for determining the fair value of the investment in JUUL; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating management’s significant judgments and assumptions related to discount rates, the likelihood of certain potential regulatory actions impacting the e-vapor category and specifically whether the FDA will ultimately authorize JUUL’s products, the likelihood of JUUL maintaining adequate liquidity to fund projected cash needs, and the risk created by the number and types of legal cases pending against JUUL. Evaluating management’s significant judgments and assumptions related to the risk created by the number and types of legal cases pending against JUUL; the reasonableness of the range of scenarios that consider potential regulatory actions impacting the e-vapor category and specifically whether the FDA will ultimately authorize JUUL’s products; and the likelihood of JUUL maintaining adequate liquidity to fund projected cash needs involved evaluating whether management’s assumptions and judgments were reasonable based on current market information regarding regulatory and litigation matters affecting JUUL and the e-vapor category. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s income approach and the reasonableness of the discount rate assumptions.
Skoal Trademark Impairment Assessment
As described in Notes 2 and 4 to the consolidated financial statements, the Company’s Skoal trademark had a carrying value of $3.9 billion as of December 31, 2022. Management conducts an annual review of indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require management to perform an interim review. During 2022, management’s annual impairment test of indefinite-lived intangible assets resulted in no impairment charges. As disclosed by management, the Company uses an income approach to estimate the fair values of its indefinite-lived intangible assets. The income approach reflects the discounting of expected future cash flows to their present value at a rate of return that incorporates the risk-free rate for use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. In performing the discounted cash flow analysis, management included significant judgments and assumptions related to volume, operating margins, income, discount rate, and growth rates.
The principal considerations for our determination that performing procedures relating to the Skoal trademark impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Skoal trademark; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to income and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessments, including controls over the valuation of the Company’s Skoal trademark. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Skoal trademark; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to income and the discount rate. Evaluating management’s assumption related to income involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Skoal brand; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s income approach and the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Richmond, Virginia
February 1, 2023
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
Management assessed the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of Altria Group, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of Altria Group, Inc.’s Board of Directors.
Based on this assessment, management determined that, as of December 31, 2022, Altria Group, Inc. maintained effective internal control over financial reporting.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of Altria Group, Inc. included in this report, has audited the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2022, as stated in their report herein.

February 1, 2023

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
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
Item 9B. Other Information.
 None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
Part III
Except for the information relating to the executive officers set forth in Item 10, the information called for by Items 10-14 is hereby incorporated by reference to our definitive proxy statement for use in connection with our Annual Meeting of Shareholders to be held on May 18, 2023 that is expected to be filed with the SEC on or about April 6, 2023 (“proxy statement”), and, except as indicated therein, made a part hereof.
Item 10. Directors, Executive Officers and Corporate Governance.
Refer to “Board and Governance Matters - Proposal 1 - Election of Directors” and “Board and Governance Matters - Board and Committee Governance” sections of the proxy statement.
Information about Our Executive Officers as of February 15, 2023:

Name	Office	Age
Jody L. Begley	Executive Vice President and Chief Operating Officer	51
Daniel J. Bryant	Vice President and Treasurer	53
Steven D’Ambrosia	Vice President and Controller	56
Murray R. Garnick	Executive Vice President and General Counsel	63
William F. Gifford, Jr.	Chief Executive Officer	52
Salvatore Mancuso	Executive Vice President and Chief Financial Officer	57
Heather A. Newman	Senior Vice President, Chief Strategy & Growth Officer	45
W. Hildebrandt Surgner, Jr.	Vice President, Corporate Secretary and Associate General Counsel	57
Charles N. Whitaker	Senior Vice President, Chief Human Resources Officer and Chief Compliance Officer	56
All of the above-mentioned executive officers have been employed by Altria or our subsidiaries in various capacities during the past five years.
Mr. Whitaker’s wife and Mr. Surgner’s wife are first cousins.
Codes of Conduct and Corporate Governance
We have adopted the Altria Code of Conduct for Compliance and Integrity, which complies with requirements set forth in Item 406 of Regulation S-K. This Code of Conduct applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We have also adopted a code of business conduct and ethics that applies to the members of our Board of Directors. These documents are available free of charge on our website at www.altria.com.

Any waiver granted by us to our principal executive officer, principal financial officer or controller under the Code of Conduct, and certain amendments to the Code of Conduct, will be disclosed on our website at www.altria.com within the time period required by applicable rules.
In addition, we have adopted corporate governance guidelines and charters for our Audit, Compensation and Nominating, Corporate Governance and Social Responsibility Committees and the other committees of our Board of Directors. All of these documents are available free of charge on our website at www.altria.com.
The information on our websites is not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any other filings we make with the SEC.
Item 11. Executive Compensation.
Refer to “Executive Compensation,” and “Board and Governance Matters - Director Compensation” sections of our proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under our equity compensation plans at December 31, 2022, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by shareholders (1)	4,075,093 (2)	$—	22,623,041 (3)
(1)Our shareholders have approved the following plans, shares of which are referenced in column (a) or column (c): the 2015 Performance Incentive Plan, the 2020 Performance Incentive Plan and the 2015 Stock Compensation Plan for Non-Employee Directors.
(2)Represents 3,257,795 shares of restricted stock units and 817,298 shares that may be issued upon vesting of performance stock units if maximum performance measures are achieved.
(3)Includes 21,972,920 shares available under the 2020 Performance Incentive Plan and 650,121 shares available under the 2015 Stock Compensation Plan for Non-Employee Directors, and excludes shares reflected in column (a).
Refer to “Ownership of Equity Securities of Altria - Directors and Executive Officers” and “Ownership of Equity Securities of Altria - Certain Other Beneficial Owners” sections of our proxy statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Refer to “Related Person Transactions, Director Code and Code of Conduct” and “Board and Governance Matters - Altria Board of Directors - Director Independence Determinations” sections of our proxy statement.
Item 14. Principal Accounting Fees and Services.
Refer to “Audit Committee Matters - Independent Registered Public Accounting Firm’s Fees” and “Audit Committee Matters - Pre-Approval Policy” sections of our proxy statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Index to Consolidated Financial Statements
Schedules have been omitted either because such schedules are not required or are not applicable.
In accordance with Regulation S-X Rule 3-09, the audited financial statements of ABI for the year ended December 31, 2022 will be filed by amendment within six months after ABI’s year ended December 31, 2022.
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

3.2
Amended and Restated By-Laws of Altria Group, Inc. (effective as of October 26, 2022). Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 27, 2022 (File No. 1-08940).

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

4.8
Extension and Amendment No. 3 to the Credit Agreement, effective August 17, 2022, among Altria Group, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. and Citibank, N.A., as administrative agents. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on August 17, 2022 (File No. 1-08940).

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

10.19
Long-Term Disability Benefit Equalization Plan, effective as of January 1, 1989, as amended. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 1-08940).*

10.20
Deferred Fee Plan for Non-Employee Directors, as amended and restated effective October 28, 2015. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-08940).*

10.21
2015 Stock Compensation Plan for Non-Employee Directors, as amended and restated effective October 26, 2022. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 (File No. 1-08940).*

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

10.29	Form of Restricted Stock Unit Agreement (2020). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (File No. 1-08940).*

10.30	Form of Performance Stock Unit Agreement (2020). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (File No. 1-08940).*

10.31	Form of Restricted Stock Unit Agreement (2021). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 (File No. 1-08940).*

10.32	Form of Performance Stock Unit Agreement (2021). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 (File No. 1-08940).*

10.33	Form of Restricted Stock Unit Agreement (2022). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 (File No. 1-08940).*

10.34	Form of Performance Stock Unit Agreement (2022). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 (File No. 1-08940).*

10.35
Form of Executive Confidentiality and Non-Competition Agreement (October 2018). Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-08940).*

10.36
Form of Confidentiality and Non-Competition Agreement (February 2019). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 1-08940).*

10.37	Form of Letter Regarding Reimbursement of Legal Expenses. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-08940).*

10.38	Time Sharing Agreement between Altria Client Services LLC and William F. Gifford, Jr., dated February 23, 2023.*

10.39	Form of Agreement and General Release (September 2019). Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-08940).*

21	Subsidiaries of Altria Group, Inc.

22	Guarantor Subsidiary of the Registrant. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 (File No. 1-08940).

23	Consent of independent registered public accounting firm.

24	Powers of attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date: February 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

/s/ WILLIAM F. GIFFORD, JR. (William F. Gifford, Jr.)		Director and Chief Executive Officer	February 27, 2023

/s/ SALVATORE MANCUSO (Salvatore Mancuso)		Executive Vice President and Chief Financial Officer	February 27, 2023

/s/ STEVEN D’AMBROSIA (Steven D’Ambrosia)		Vice President and Controller	February 27, 2023

* IAN L.T. CLARKE, MARJORIE M. CONNELLY, R. MATT DAVIS, JACINTO J. HERNANDEZ, DEBRA J. KELLY-ENNIS, KATHRYN B. MCQUADE, GEORGE MUÑOZ, NABIL Y. SAKKAB, VIRGINIA E. SHANKS, ELLEN R. STRAHLMAN, M. MAX YZAGUIRRE		Directors

* By:	/s/ WILLIAM F. GIFFORD, JR. (WILLIAM F. GIFFORD, JR. ATTORNEY-IN-FACT)		February 27, 2023