Form 10-Q
period 2023-03-31
ALTRIA GROUP, INC.
filed 2023-04-27
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At April 18, 2023, there were 1,785,039,536 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)
______________________________

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$3,913	$4,030
Receivables:
Receivable from the sale of IQOS System commercialization rights	1,746	1,721
Other	58	48
Inventories:
Leaf tobacco	664	704
Other raw materials	202	186
Work in process	30	24
Finished product	356	266
	1,252	1,180
Other current assets	183	241
Total current assets	7,152	7,220
Property, plant and equipment, at cost	4,413	4,427
Less accumulated depreciation	2,820	2,819
	1,593	1,608
Goodwill	5,177	5,177
Other intangible assets, net	12,366	12,384
Investments in equity securities ($0 million and $250 million at March 31, 2023 and December 31, 2022, respectively, measured at fair value)	9,559	9,600
Other assets	979	965
Total Assets	$36,826	$36,954

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)
________________________________________________

	March 31, 2023	December 31, 2022
Liabilities
Current portion of long-term debt	$1,339	$1,556
Accounts payable	412	552
Accrued liabilities:
Marketing	587	599
Settlement charges	3,820	2,925
Other	1,303	1,299
Dividends payable	1,685	1,685
Total current liabilities	9,146	8,616
Long-term debt	24,048	25,124
Deferred income taxes	2,735	2,897
Accrued pension costs	128	133
Accrued postretirement health care costs	1,086	1,083
Deferred gain from the sale of IQOS System commercialization rights	2,700	2,700
Other liabilities	809	324
Total liabilities	40,652	40,877
Contingencies (Note 11)
Stockholders’ Equity (Deficit)
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,866	5,887
Earnings reinvested in the business	29,898	29,792
Accumulated other comprehensive losses	(2,779)	(2,771)
Cost of repurchased stock (1,019,815,657 shares at March 31, 2023 and 1,020,427,195 shares at December 31, 2022)	(37,796)	(37,816)
Total stockholders’ equity (deficit) attributable to Altria	(3,876)	(3,973)
Noncontrolling interests	50	50
Total stockholders’ equity (deficit)	(3,826)	(3,923)
Total Liabilities and Stockholders’ Equity (Deficit)	$36,826	$36,954

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)
_____________________________________

For the Three Months Ended March 31,	2023	2022
Net revenues	$5,719	$5,892
Cost of sales	1,434	1,446
Excise taxes on products	956	1,073
Gross profit	3,329	3,373
Marketing, administration and research costs	572	489
Operating income	2,757	2,884
Interest and other debt expense, net	229	281
Net periodic benefit income, excluding service cost	(31)	(46)
(Income) losses from investments in equity securities	80	(34)
Loss on Cronos-related financial instruments	—	10
Earnings before income taxes	2,479	2,673
Provision for income taxes	692	714
Net earnings	$1,787	$1,959
Per share data:
Basic and diluted earnings per share	$1.00	$1.08

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)
_____________________

For the Three Months Ended March 31,	2023	2022
Net earnings	$1,787	$1,959
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	(6)	15
ABI	(12)	78
Currency translation adjustments and other	10	1
Other comprehensive earnings (losses), net of deferred income taxes	(8)	94
Comprehensive earnings	$1,779	$2,053

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Three Months Ended March 31, 2023 and 2022
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2022	$935	$5,887	$29,792	$(2,771)	$(37,816)	$50	$(3,923)
Net earnings	—	—	1,787	—	—	—	1,787
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(8)	—	—	(8)
Stock award activity	—	(21)	—	—	20	—	(1)
Cash dividends declared ($0.94 per share)	—	—	(1,681)	—	—	—	(1,681)
Balances, March 31, 2023	$935	$5,866	$29,898	$(2,779)	$(37,796)	$50	$(3,826)

	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2021	$935	$5,857	$30,664	$(3,056)	$(36,006)	$(1,606)
Net earnings	—	—	1,959	—	—	1,959
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	94	—	94
Stock award activity	—	(9)	—	—	13	4
Cash dividends declared ($0.90 per share)	—	—	(1,635)	—	—	(1,635)
Repurchases of common stock	—	—	—	—	(576)	(576)
Balances, March 31, 2022	$935	$5,848	$30,988	$(2,962)	$(36,569)	$(1,760)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)
_____________________

For the Three Months Ended March 31,	2023	2022
Cash Provided by (Used in) Operating Activities
Net earnings	$1,787	$1,959
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	52	52
Deferred income tax provision (benefit)	(142)	43
(Income) losses from investments in equity securities	80	(34)
Loss on Cronos-related financial instruments	—	10
Cash effects of changes:
Receivables	(34)	1
Inventories	(72)	(20)
Accounts payable	(115)	(59)
Income taxes	409	637
Accrued liabilities and other current assets	(369)	(372)
Accrued settlement charges	895	880
Pension plan contributions	(7)	(3)
Pension and postretirement, net	(34)	(35)
Other, net (1)	534	16
Net cash provided by (used in) operating activities	2,984	3,075
Cash Provided by (Used in) Investing Activities
Capital expenditures	(55)	(45)
Other, net	(1)	11
Net cash provided by (used in) investing activities	$(56)	$(34)
(1) 2023 includes $391 million of unrecognized tax benefit from the ordinary loss for cash tax purposes with respect to a portion of our tax basis associated with our former investment in JUUL, which is substantially offset by a corresponding change included in income taxes. For further discussion, see Note 10. Income Taxes.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)
_____________________

For the Three Months Ended March 31,	2023	2022
Cash Provided by (Used in) Financing Activities
Long-term debt repaid	$(1,348)	$—
Repurchases of common stock	—	(576)
Dividends paid on common stock	(1,683)	(1,645)
Other, net	(14)	(11)
Net cash provided by (used in) financing activities	(3,045)	(2,232)
Cash, cash equivalents and restricted cash:
Increase (decrease)	(117)	809
Balance at beginning of period	4,091	4,594
Balance at end of period	$3,974	$5,403

The following table provides a reconciliation of cash, cash equivalents and restricted cash (1) to the amounts reported on our condensed consolidated balance sheets:
	At March 31, 2023	At December 31, 2022
Cash and cash equivalents	$3,913	$4,030
Restricted cash included in other current assets	30	15
Restricted cash included in other assets	31	46
Cash, cash equivalents and restricted cash	$3,974	$4,091
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
▪Background: At March 31, 2023, our wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco products (“MST”) and snus products; and Helix Innovations LLC (“Helix”), which operates in the United States and Canada, and Helix Innovations GmbH and its affiliates (“Helix ROW”), which operate internationally in the rest-of-world, are engaged in the manufacture and sale of oral nicotine pouches. Other wholly owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to our domestic tobacco operating companies; and Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs. Our access to the operating cash flows of our wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by our subsidiaries. At March 31, 2023, our significant wholly owned subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At March 31, 2023, we also owned a 75% economic interest in Horizon Innovations LLC (“Horizon”), a joint venture with Japan Tobacco, Inc., which owned the remaining 25% economic interest. Horizon is structured to exist in perpetuity and is responsible for the U.S. marketing and commercialization of heated tobacco stick products.
On March 3, 2023, we entered into a stock transfer agreement with JUUL Labs, Inc. (“Stock Transfer Agreement”) pursuant to which we transferred to JUUL Labs, Inc. (“JUUL”) all of our beneficially owned JUUL equity securities. In exchange, we received a non-exclusive, irrevocable global license to certain of JUUL’s heated tobacco intellectual property (“JUUL Heated Tobacco IP”). Prior to the exchange, we accounted for our investment in JUUL at fair value.
At March 31, 2023, we had investments in Anheuser-Busch InBev SA/NV (“ABI”) and Cronos Group Inc. (“Cronos”), which we account for under the equity method of accounting using a one-quarter lag.
For further discussion of our investments in equity securities, see Note 3. Investments in Equity Securities.
On March 3, 2023, we entered into a definitive agreement to acquire NJOY Holdings, Inc. (“NJOY”), a U.S. based e-vapor company, for approximately $2.75 billion in cash payable at closing (“NJOY Transaction”) plus up to an additional $500 million in cash payments that are contingent upon regulatory outcomes with respect to certain NJOY products. Following completion of the NJOY Transaction, NJOY will survive as a wholly owned subsidiary of Altria. The completion of the NJOY Transaction is subject to customary closing conditions, including clearance from the U.S. Federal Trade Commission (“FTC”), and is not subject to any financing condition. The parties have filed for premerger clearance with the FTC under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), which remains under FTC review. The current waiting period under the HSR Act expires in May 2023.
▪Share Repurchases: In January 2021, our Board of Directors (“Board of Directors” or “Board”) authorized a $2.0 billion share repurchase program that it expanded to $3.5 billion in October 2021 (as expanded, the “January 2021 share repurchase program”). We completed the January 2021 share repurchase program in December 2022.
In January 2023, our Board of Directors authorized a new $1.0 billion share repurchase program (the “January 2023 share repurchase program”). The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
For the three months ended March 31, 2023, there were no share repurchases under the January 2023 share repurchase program.

Our share repurchase activity was as follows:

For the Three Months
(in millions, except per share data)	Ended March 31, 2022
Total number of shares repurchased	11.3
Aggregate cost of shares repurchased	$576
Average price per share of shares repurchased	$50.69
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
These statements should be read in conjunction with our audited consolidated financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2022.
On January 1, 2023 we adopted Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”). This guidance updates how an entity recognizes and measures contract assets and contract liabilities acquired in a business combination. As of March 31, 2023, our adoption of ASU No. 2021-08 had no impact on our condensed consolidated financial statements or related disclosures.
Additionally, on January 1, 2023 we adopted ASU 2022-04, Liabilities- Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU No. 2022-04”). This guidance requires that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. As of March 31, 2023, our adoption of ASU No. 2022-04 had no material impact on our condensed consolidated financial statements or related disclosures.
For a description of issued accounting guidance applicable to, but not yet adopted by, us, see Note 12. New Accounting Guidance Not Yet Adopted.
Note 2. Revenues from Contracts with Customers
We disaggregate net revenues based on product type. For further discussion, see Note 8. Segment Reporting.
We calculate substantially all cash discounts, offered to customers for prompt payment, as a flat rate per unit based on agreed-upon payment terms and record receivables net of the cash discounts on our condensed consolidated balance sheets.
We record payments received by our businesses in advance of product shipment as deferred revenue. These payments are included in other accrued liabilities on our condensed consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue from contracts with customers was $268 million and $252 million at March 31, 2023 and December 31, 2022, respectively. When cash is received in advance of product shipment, our companies satisfy their performance obligations within three days of receiving payment. At March 31, 2023 and December 31, 2022, there were no differences between amounts recorded as deferred revenue from contracts with customers and amounts subsequently recognized as revenue.
Receivables (excluding receivable from the sale of IQOS System commercialization rights) were $58 million and $48 million at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, there were no expected differences between amounts recorded and subsequently received, and we did not record an allowance for credit losses against these receivables.
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

Note 3. Investments in Equity Securities
The carrying amount of our investments consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
ABI	$9,211	$8,975
JUUL	—	250
Cronos	348	375
Total	$9,559	$9,600
(Income) losses from investments in equity securities consisted of the following:

	For the Three Months Ended March 31,
(in millions)	2023		2022
ABI (1)	$(205)		$(200)
Cronos (1)	35		66
(Income) losses from investments under equity method of accounting	(170)		(134)
JUUL	250	(2)	100	(3)
(Income) losses from investments in equity securities	$80		$(34)
(1) Includes our share of amounts recorded by our investees and additional adjustments, if required, related to (i) the conversion from international financial reporting standards to United States generally accepted accounting principles (“GAAP”) and (ii) adjustments to our investment required under the equity method of accounting.
(2) Represents loss as a result of the disposition of our JUUL equity securities discussed below.
(3) Represents the estimated change in fair value. Prior to the disposition of our JUUL equity securities on March 3, 2023, we accounted for our investment in JUUL as an investment in an equity security measured at fair value.
Investment in ABI
At March 31, 2023, we had an approximate 10% ownership interest in ABI, consisting of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. The Restricted Shares:
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
The fair value of our equity investment in ABI at March 31, 2023 and December 31, 2022 was $13.1 billion and $11.9 billion, respectively, which exceeded its carrying value of $9.2 billion and $9.0 billion by approximately 42% and 33%, respectively.
Investment in JUUL
On March 3, 2023, we entered into the Stock Transfer Agreement with JUUL pursuant to which, among other things, we transferred to JUUL all of our beneficially owned JUUL equity securities. Concurrently with and in connection with the execution of the Stock Transfer Agreement, JUUL entered into an agreement with us that provides us with a non-exclusive, irrevocable global license to certain of the JUUL Heated Tobacco IP. In addition, all other agreements between us, on the one hand, and JUUL, on the other hand, were terminated or we were removed as parties thereto, other than certain litigation-related agreements and a license agreement relating to our non-trademark licensable intellectual property rights in the e-vapor field, which remain in force solely with respect to our e-vapor intellectual property as of or prior to March 3, 2023.
As a result of transferring to JUUL all of our beneficially owned JUUL equity securities pursuant to the Stock Transfer Agreement, for the three months ended March 31, 2023, we recorded a non-cash, pre-tax loss on the disposition of our JUUL equity securities of $250 million. Additionally, we considered specific facts and circumstances around the nature of the JUUL Heated Tobacco IP and determined that the fair value of such intellectual property was not material to our consolidated financial statements as of the date of the transaction. As a result, we did not record an asset associated with this intellectual property on our condensed consolidated balance sheet at March 31, 2023. The primary drivers of this conclusion were (i) our rights to the JUUL Heated Tobacco IP being non-exclusive, (ii) there being no product or technology transferred to us associated with the JUUL Heated Tobacco IP and (iii) there being no connection between the JUUL Heated Tobacco IP and our current product development plans.
In April 2020, the FTC issued an administrative complaint challenging our investment in JUUL. In February 2022, the administrative law judge dismissed the FTC’s complaint. FTC complaint counsel appealed that decision to the FTC, which appeal remains pending. For further discussion, see Note 11. Contingencies - Antitrust Litigation.
The following table provides a reconciliation of the beginning and ending balance of our investment in JUUL, which was classified in Level 3 of the fair value hierarchy prior to the disposition of our JUUL equity securities discussed above:

(in millions)	Investment Balance
Balance at December 31, 2021	$1,705
Unrealized losses (1)	(1,455)
Balance at December 31, 2022	250
Loss on disposition of JUUL equity securities (1)	(250)
Balance at March 31, 2023	$—
(1) Included in (income) losses from investments in equity securities.
Investment in Cronos
At March 31, 2023, we had a 41.1% ownership interest in Cronos, consisting of 156.6 million shares, which we account for under the equity method of accounting. We report our share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for us to record them in the concurrent period.
The fair value of our equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. At March 31, 2023, the fair value of our equity method investment in Cronos was less than its carrying value by $47 million or approximately 13%. Based on our evaluation of the duration and magnitude of the fair value decline, our evaluation of Cronos’s financial condition (including its strong cash position) and near-term prospects, and our intent and ability to hold our investment in Cronos until recovery, we concluded that the decline in fair value of our equity method investment in Cronos below its carrying value is temporary and, therefore, no impairment was recorded.
As part of our investment in Cronos, at March 31, 2023, we also owned anti-dilution protections to purchase Cronos common shares, exercisable each quarter upon dilution, to maintain our ownership percentage. Certain of the anti-dilution protections provide us the ability to purchase additional Cronos common shares at a per share exercise price of CAD $16.25 upon the occurrence of specified events (“Fixed-price Preemptive Rights”). The Fixed-price Preemptive Rights had no value at March 31, 2023 and December 31, 2022. Prior to December 2022, we also owned a warrant providing us the ability to purchase an additional approximate 10% of common shares of Cronos at a per share exercise price of CAD $19.00, which would have expired on March 8, 2023. In December 2022, we irrevocably abandoned the Cronos warrant.
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
At March 31, 2023 and December 31, 2022, we had no outstanding foreign currency contracts. When we have foreign currency contracts in effect, counterparties are domestic and international financial institutions. Under these contracts, we are exposed to potential losses in the event of non-performance by these counterparties. We manage our credit risk by entering into transactions with counterparties that have investment grade credit ratings, limiting the amount of exposure we have with each counterparty and monitoring the financial condition of each counterparty. The counterparty agreements contain provisions that require us to maintain an investment grade credit rating. In the event our credit rating falls below investment grade, counterparties to our foreign currency contracts can require us to post collateral.
The aggregate carrying value and fair value of our total long-term debt were as follows:

(in millions)	March 31, 2023	December 31, 2022
Carrying value	$25,387	$26,680
Fair value	22,565	22,928
Foreign currency denominated debt included in long-term debt:
Carrying value	3,242	4,540
Fair value	2,940	4,165
Our estimate of the fair value of our total long-term debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy.
Net Investment Hedging
We recognized changes in the carrying value of the foreign currency denominated debt due to changes in the Euro to U.S. dollar exchange rate in accumulated other comprehensive losses related to ABI.
We recognized pre-tax (gains) losses of our net investment hedges of $48 million and $(128) million for the three months ended March 31, 2023 and 2022, respectively, in accumulated other comprehensive losses.
Note 5. Benefit Plans
Components of Net Periodic Benefit Cost (Income)
Net periodic benefit cost (income) consisted of the following:

	Pension		Postretirement
	For the Three Months Ended March 31,
(in millions)	2023	2022	2023	2022
Service cost	$9	$15	$4	$5
Interest cost	83	52	17	10
Expected return on plan assets	(121)	(123)	(2)	(3)
Amortization:
Net loss	1	24	—	4
Prior service cost (credit)	1	2	(10)	(12)
Net periodic benefit cost (income)	$(27)	$(30)	$9	$4
Employer Contributions
We make contributions to our pension plans to the extent that the contributions are tax deductible and pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. We made employer contributions of $7 million to our pension plans and did not make any contributions to our postretirement plans during the three months ended March 31, 2023. Currently, we anticipate making additional employer contributions of up to approximately $25 million to our pension plans and $30 million to our postretirement plans in 2023. However, the foregoing estimates of 2023 contributions to our pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates, as well as asset performance significantly above or below the assumed long-term rate of return for each respective plan.
Note 6. Earnings per Share
We calculated basic and diluted earnings per share (“EPS”) using the following:

	For the Three Months Ended March 31,
(in millions)	2023	2022
Net earnings	$1,787	$1,959
Less: Distributed and undistributed earnings attributable to share-based awards	(3)	(4)
Earnings for basic and diluted EPS	$1,784	$1,955

Weighted-average shares for basic and diluted EPS	1,786	1,818
Note 7. Other Comprehensive Earnings/Losses
Changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria were as follows:

	For the Three Months Ended March 31, 2023
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2022	$(1,436)	$(1,369)		$34	$(2,771)

Other comprehensive earnings (losses) before reclassifications	—	(18)		10	(8)
Deferred income taxes	—	5		—	5
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(13)		10	(3)

Amounts reclassified to net earnings	(8)	1		—	(7)
Deferred income taxes	2	—		—	2
Amounts reclassified to net earnings, net of deferred income taxes	(6)	1		—	(5)

Other comprehensive earnings (losses), net of deferred income taxes	(6)	(12)	(1)	10	(8)

Balances, March 31, 2023	$(1,442)	$(1,381)		$44	$(2,779)

	For the Three Months Ended March 31, 2022
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2021	$(1,612)	$(1,512)		$68	$(3,056)

Other comprehensive earnings (losses) before reclassifications	—	138		1	139
Deferred income taxes	—	(32)		—	(32)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	106		1	107

Amounts reclassified to net earnings	21	(35)		—	(14)
Deferred income taxes	(6)	7		—	1
Amounts reclassified to net earnings, net of deferred income taxes	15	(28)		—	(13)

Other comprehensive earnings (losses), net of deferred income taxes	15	78	(1)	1	94

Balances, March 31, 2022	$(1,597)	$(1,434)		$69	$(2,962)
(1) Primarily reflects the impact of our designated net investment hedges related to our equity investment in ABI and our share of ABI’s currency translation adjustments. For further discussion of designated net investment hedges, see Note 4. Financial Instruments.
Pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings were as follows:

	For the Three Months Ended March 31,
(in millions)	2023	2022
Benefit Plans: (1)
Net loss	$1	$31
Prior service cost/credit	(9)	(10)
	(8)	21
ABI (2)	1	(35)
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$(7)	$(14)
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 5. Benefit Plans.
(2) Amounts are included in (income) losses from investments in equity securities. For further information, see Note 3. Investments in Equity Securities.
Note 8. Segment Reporting
Our operating companies’ products include (i) smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA, and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; and (ii) oral tobacco products, consisting of MST and snus products manufactured and sold by USSTC, and oral nicotine pouches manufactured and sold by Helix. These products constituted our reportable segments of smokeable products and oral tobacco products at March 31, 2023. Our former financial services business, which completed the wind-down of its portfolio of finance assets in 2022, the IQOS System heated tobacco business and Helix ROW were included in all other.
Our chief operating decision maker (“CODM”) reviews operating companies income (loss) (“OCI”) to evaluate the performance of, and allocate resources to, our segments. OCI for our segments is defined as operating income before general corporate expenses and amortization of intangibles. Interest and other debt expense, net, along with net periodic benefit income, excluding service cost, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by our CODM.

Segment data were as follows:

	For the Three Months Ended March 31,
(in millions)	2023	2022
Net revenues:
Smokeable products	$5,090	$5,265
Oral tobacco products	628	613
All other	1	14
Net revenues	$5,719	$5,892
Earnings before income taxes:
OCI:
Smokeable products	$2,503	$2,559
Oral tobacco products	416	407
All other	(9)	(5)
Amortization of intangibles	(18)	(17)
General corporate expenses	(135)	(60)
Operating income	2,757	2,884
Interest and other debt expense, net	229	281
Net periodic benefit income, excluding service cost	(31)	(46)
(Income) losses from investments in equity securities	80	(34)
Loss on Cronos-related financial instruments	—	10
Earnings before income taxes	$2,479	$2,673
The comparability of OCI for our reportable segments was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: We recorded pre-tax income for NPM adjustment items of $60 million for the three months ended March 31, 2022 in our smokeable products segment. We recorded these items as reductions to cost of sales in our condensed consolidated statement of earnings, which resulted in increased OCI in our smokeable products segment. NPM adjustment items result from the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation in Note 11. Contingencies).
▪Tobacco and Health and Certain Other Litigation Items: We recorded pre-tax charges related to tobacco and health and certain other litigation items as follows:

	For the Three Months Ended March 31,
(in millions)	2023	2022
Smokeable products segment	$12	$12
General corporate expenses	98	—
Interest and other debt expense, net	1	—
Total	$111	$12
We recorded the amounts shown in the table above for the smokeable products segment and general corporate expenses in marketing, administration and research costs in our condensed consolidated statements of earnings. For further discussion, see Note 11. Contingencies.
Note 9. Debt
Short-term Borrowings and Borrowing Arrangements
At March 31, 2023 and December 31, 2022, we had no short-term borrowings.
We have a $3.0 billion senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”), which is used for general corporate purposes and expires on August 1, 2025.
At March 31, 2023, we had availability under the Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion.

Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt. We expect interest rates on borrowings under the Credit Agreement to be based on the Term Secured Overnight Financing Rate plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s Investors Service, Inc. and Standard & Poor’s Financial Services LLC. The applicable percentage for borrowings under the Credit Agreement at March 31, 2023 was 1.0% based on our long-term senior unsecured debt ratings on that date. The Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral.
The Credit Agreement includes various covenants, one of which requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At March 31, 2023, the ratio of Consolidated EBITDA to Consolidated Interest Expense, calculated in accordance with the Credit Agreement, was 10.9 to 1.0. At March 31, 2023, we were in compliance with our covenants in the Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the Credit Agreement, include certain adjustments.
Any commercial paper issued by us and borrowings under the Credit Agreement are guaranteed by PM USA.
Long-term Debt
The aggregate carrying value of our total long-term debt at March 31, 2023 and December 31, 2022 was $25.4 billion and $26.7 billion, respectively.
In February 2023, we repaid in full our 1.000% senior unsecured Euro notes in the aggregate principal amount of $1.3 billion (€1.25 billion) at maturity.
At March 31, 2023 and December 31, 2022, accrued interest on long-term debt of $233 million and $411 million, respectively, was included in other accrued liabilities on our condensed consolidated balance sheets.
For a discussion of the fair value of our long-term debt and the designation of our Euro denominated senior unsecured notes as a net investment hedge of our investment in ABI, see Note 4. Financial Instruments.
Note 10. Income Taxes
In August 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act that became effective January 1, 2023. The main provisions of the Inflation Reduction Act that impact us are: (i) a 15% corporate alternative minimum tax (“Corporate AMT”) and (ii) a 1% excise tax on share repurchases, which we will record in equity on our consolidated statements of stockholders’ equity (deficit).
We are considered an “applicable corporation” for purposes of Corporate AMT. We expect our regular federal income tax liability will generally exceed our Corporate AMT liability; however, certain unique circumstances may result in our Corporate AMT liability exceeding our regular federal income tax liability, including when tax losses are reported in a different year than book losses.
Earnings before income taxes, provision for income taxes and income tax rates consisted of the following:

	For the Three Months Ended March 31,
(in millions)	2023	2022
Earnings before income taxes	$2,479	$2,673
Provision for income taxes	692	714
Income tax rate	27.9%	26.7%
Our income tax rate for the three months ended March 31, 2023 differs from the U.S. federal statutory rate of 21%, due primarily to state tax expense and a valuation allowance recorded against a deferred tax asset related to the disposition of our former investment in JUUL.
Our income tax rate for the three months ended March 31, 2022 differs from the U.S. federal statutory rate of 21%, due primarily to state tax expense and a valuation allowance recorded against a deferred tax asset related to a decrease in the estimated fair value of our investment in JUUL.
We are subject to income taxation in many jurisdictions. Unrecognized tax benefits reflect the differences between tax positions we have taken or expect to take on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within our control.
For the year ending December 31, 2023, we expect to recognize an approximate $6.5 billion ordinary loss for cash tax purposes with respect to a portion of our tax basis associated with our former investment in JUUL. For financial statement purposes, we expect to fully reserve for the tax benefit associated with this ordinary loss by recording an unrecognized tax benefit of approximately $1.6 billion in 2023 on a pro-rata basis, pending the IRS’s review of our tax position. For the three months ended March 31, 2023, we recognized a pro-rata portion of this ordinary loss, which resulted in a tax benefit of $380 million and a reduction to our current income taxes payable. We also recognized a $391 million increase in a long-term liability for unrecognized tax benefits related to this tax position, partially offset by an $11 million deferred federal benefit for state taxes. There was no impact to our condensed consolidated statement of earnings for the three months ended March 31, 2023. For further discussion of our former investment in JUUL, see Note 3. Investments in Equity Securities.
At March 31, 2023, our total unrecognized tax benefits were $460 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at March 31, 2023, was $44 million, along with $416 million affecting deferred taxes. The amount of unrecognized tax benefit that, if recognized, would impact the effective tax rate at December 31, 2022, was $44 million, along with $25 million affecting deferred taxes. Unrecognized tax benefits increased by $391 million from December 31, 2022 due to the tax position established with respect to the character of losses from our former investment in JUUL as discussed above.
As a result of the recognition of the approximate $6.5 billion ordinary loss for cash tax purposes discussed above, we expect to be subject to Corporate AMT in 2023.
The following chart provides a reconciliation of the beginning and ending valuation allowances for the three months ended March 31, 2023:

(in millions)
Balance at beginning of year	$2,800
Additions to valuation allowance charged to income tax expense	72
Releases to valuation allowance credited to income tax benefit	(4)
Foreign currency translation	(1)
Reductions to valuation allowance offset to deferred tax asset (no impact to earnings)	(663)
Balance at end of period	$2,204
We determine deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. We determine the realizability of deferred tax assets based on the weight of all available positive and negative evidence. In reaching this determination, we consider the character of the assets and the possible sources of taxable income of the appropriate character within the available carryback and carryforward periods available under the tax law.
For the three months ended March 31, 2023, we reduced the deferred tax asset and corresponding valuation allowance for the portion of our JUUL capital losses that is now part of our tax basis in the shares of a foreign subsidiary. This outside basis difference of the foreign subsidiary is not recognized as a deferred tax asset since we do not expect the temporary difference to reverse in the foreseeable future. The cumulative valuation allowance at March 31, 2023 was primarily attributable to deferred tax assets recorded in connection with the portion of our JUUL capital losses that is now included in our tax basis in the shares of a domestic subsidiary and our investment in Cronos.
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
Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 47 states and Puerto Rico limit the dollar amount of bonds or require no bond at all. As discussed below, however, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. States, including Florida, also may seek to repeal or alter bond cap statutes through legislation. Although we cannot predict the outcome of such challenges, it is possible that our condensed consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.
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
We have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty and significant challenges remain. It is possible that our condensed consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. We believe, and have been so advised by counsel handling the respective cases, that we have valid defenses to the litigation pending against us, as well as valid bases for appeal of adverse verdicts. We have defended, and will continue to defend, vigorously against litigation challenges. However, we may enter into settlement discussions in particular cases if we believe it is in our best interests to do so.
Judgments Paid and Provisions for Tobacco and Health (Including Engle Progeny Litigation) and Certain Other Litigation Items: The changes in our accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

	For the Three Months Ended March 31,
(in millions)	2023	2022
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$71	$91
Pre-tax charges for:
Tobacco and health and certain other litigation (1)	12	12
Shareholder derivative lawsuits (2)	98	—
Related interest costs	1	—
Payments	(11)	(103)
Accrued liability for tobacco and health and certain other litigation items at end of period	$171	$—
(1) Includes judgments, settlements and fee disputes associated with tobacco and health and certain other litigation.
(2) See Shareholder Class Action and Shareholder Derivative Lawsuits - Federal and State Shareholder Derivative Lawsuits below for a discussion of the pending settlement of the federal and state shareholder derivative lawsuits.
The accrued liability for tobacco and health and certain other litigation items, including related interest costs, was included in accrued liabilities and other liabilities on our condensed consolidated balance sheets. Pre-tax charges for tobacco and health and certain other litigation were included in marketing, administration and research costs on our condensed consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on our condensed consolidated statements of earnings.
After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $963 million and interest totaling approximately $231 million as of March 31, 2023. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $436 million and related interest totaling approximately $60 million.

Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of March 31, 2023, PM USA has posted appeal bonds totaling approximately $46 million, which have been collateralized with restricted cash and are included in assets on our condensed consolidated balance sheets.
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
The table below lists the number of certain tobacco-related cases pending in the United States against us as of:

	April 24, 2023	April 25, 2022	April 26, 2021
Individual Smoking and Health Cases (1)	167	163	162
Health Care Cost Recovery Actions (2)	1	1	1
E-vapor Cases (3)	5,270	3,744	2,150
Other Tobacco-Related Cases (4)	3	3	3
(1) Includes as of April 24, 2023, 19 cases filed in Illinois, 22 cases filed in New Mexico, 43 cases filed in Massachusetts and 46 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,390 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages but prohibited them from seeking punitive damages. Class members were prohibited from filing individual lawsuits after 2000 under the court-approved settlement.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) Includes as of April 24, 2023, 57 class action lawsuits, 3,746 individual lawsuits and 1467 “third party” lawsuits relating to JUUL e-vapor products, which include school districts, state and local government, tribal and healthcare organization lawsuits. JUUL is an additional named defendant in each of these lawsuits. The 57 class action lawsuits include 32 cases in the Northern District of California (“Multidistrict Litigation” or “MDL”) involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons.
(4) Includes as of April 24, 2023, one inactive smoking and health case alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.
International Tobacco-Related Cases: As of April 24, 2023, (i) Altria is named as a defendant in three e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement (defined below) between Altria and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of April 24, 2023, five Engle progeny cases, four individual smoking and health cases and one e-vapor case are set for trial through June 30, 2023. Trial dates are subject to change.
Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 75 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 47 of the 75 cases. These 47 cases were tried in Alaska (1), California (7), Connecticut (1), Florida (10), Louisiana (1), Massachusetts (6), Mississippi (1), Missouri (4), New Hampshire (1), New Mexico (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2). One case in Massachusetts, Main, where the verdict was initially returned in favor of PM USA, was reversed on appeal and remanded for a new trial.
Of the 28 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 24 have reached final resolution.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of April 24, 2023.
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
Non-Engle Progeny Litigation: Summarized below are the non-Engle progeny smoking and health cases pending during 2023 (or recently concluded) in which a verdict was returned in favor of plaintiff and against PM USA. Charts listing certain verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.
Woodley: In February 2023, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA, awarding $5 million in compensatory damages. There was no claim for punitive damages. We have filed post-trial motions challenging the award and will, if necessary, appeal.
Mendez: In September 2022, a jury in a Florida state court returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds Tobacco Company awarding approximately $4.5 million in compensatory damages and allocating 13% of the fault to PM USA. After applying comparative fault, PM USA’s portion of the compensatory damages is less than $1 million. There was no claim for punitive damages. The trial court denied PM USA’s post-trial motions, and both parties appealed. The parties subsequently reached an agreement to resolve plaintiff’s claims. As a result, both the appeal and cross-appeal have been dismissed and the case is concluded.
Fontaine: In September 2022, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA, awarding approximately $8 million in compensatory damages and $1 billion in punitive damages. We have filed post-trial motions challenging the award and will, if necessary, appeal.
Greene: In September 2019, a jury in a Massachusetts state court returned a verdict in favor of plaintiffs and against PM USA, awarding approximately $10 million in compensatory damages. In May 2020, the court ruled on plaintiffs’ remaining claim and trebled the compensatory damages award to approximately $30 million. In February 2021, the trial court awarded plaintiffs attorneys’ fees and costs in the amount of approximately $2.3 million. In July 2021, following denial of PM USA’s post-trial motions, PM USA appealed the judgment to the Appeals Court of Massachusetts. In September 2022, the Massachusetts Supreme Judicial Court issued an order taking jurisdiction over the appeal and heard oral arguments in January 2023. The appeal remains pending.
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of April 24, 2023, approximately 551 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 705 state court plaintiffs. Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. The 2015 federal Engle agreement resolved nearly all Engle progeny cases pending in federal court as of the date of the agreement, and each case excluded from that agreement subsequently has been resolved.
Engle Progeny Trial Results: As of April 24, 2023, 143 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Seventy-nine verdicts were returned in favor of plaintiffs, and five verdicts (Calloway, Oshinsky-Blacker, McCoy, Mahfuz and Neff) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending. In Kaplan (McLaughlin), the punitive damages award was vacated on appeal and remanded for a new trial. In Sommers, the trial court entered final judgment dismissing the plaintiff’s punitive damages claim with prejudice, and plaintiff appealed. The Third District Court of Appeal affirmed the award and remanded for a new trial on entitlement to punitive damages and amount. On remand, the trial court granted PM USA’s motion for summary judgment and entered final judgment dismissing the plaintiff’s punitive damages claim with prejudice, and plaintiff has appealed.
Fifty-seven verdicts were returned in favor of PM USA, of which 47 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of April 24, 2023. The jury in one case, Garcia, awarded plaintiff compensatory damages and found plaintiff was entitled to punitive damages; however, the court declared a mistrial in the second phase of the trial regarding punitive damages because the jury was unable to determine the amount of the punitive damages. Following appeals by the plaintiff and PM USA, the appellate court in Garcia affirmed the compensatory damages judgment against PM USA and granted a new trial with respect to punitive damages. The plaintiff in Garcia subsequently filed a motion to voluntarily dismiss the punitive damages claim and to enter final judgment on the compensatory damages claim, which the court granted. Three verdicts (Cohen, Collar and Chacon) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case decided to award plaintiffs damages. One case, Pollari, resulted in a verdict in favor of PM USA following a retrial of an initial verdict returned in favor of plaintiff. Plaintiff and defendants appealed the verdict and the appellate court affirmed the judgment in favor of the defendants. Three cases, Gloger, Rintoul (Caprio) and Duignan, resulted in verdicts in favor of plaintiffs following retrial of initial verdicts returned in favor of plaintiffs. A post-trial appeal is pending in Duignan. The verdicts in the retrials in Gloger and Rintoul (Caprio) were reversed upon appeal and remanded for new trials. Two cases, Freeman and Harris, resulted in an appellate reversal of a jury verdict in favor of plaintiff, and a judgment in favor of PM USA. One case, R. Douglas, was dismissed with prejudice following a verdict in favor of plaintiff.
The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of April 24, 2023 where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated, and the second chart lists cases that have concluded in the past 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.
References below to “R.J. Reynolds,” “Lorillard” and “Liggett Group” are to R.J. Reynolds Tobacco Company, Lorillard Tobacco Company and Liggett Group, LLC, respectively.
Currently Pending Engle Cases with Verdicts Against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status
Hoffman	January 2023	PM USA	Miami-Dade	$5 million ($3 million PM USA)	$0	Appeal by defendant to First District Court of Appeal pending.
Levine	September 2022	PM USA and R.J. Reynolds	Miami-Dade	$1 million	$0	Appeals by defendants and plaintiff to the Third District Court of Appeal pending.
Schertzer	April 2022	PM USA and R.J. Reynolds	Miami-Dade	$3 million	$0	Appeal by defendants to the Third District Court of Appeal pending.
Lipp	September 2021	PM USA	Miami-Dade	$15 million	$28 million	Appeal by defendant to the Third District Court of Appeal pending.
Garcia	May 2021	PM USA	Miami-Dade	$6 million ($3 million PM USA)	$0	Appeal by defendant to the Third District Court of Appeal pending.

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status
Duignan	February 2020 (2)	PM USA and R.J. Reynolds	Pinellas	$3 million	$12 million	Florida Supreme Court quashed the Second District Court of Appeal’s affirmation of judgment against the defendants and remanded the case for reconsideration in light of Prentice (3).
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	$0	New trial on punitive damages is set for June 2023.
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Third District Court of Appeal has ordered supplemental briefing in accordance with the decision in Prentice (3).
Kaplan (McLaughlin)	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$0
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
As of April 24, 2023, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to us) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the United States). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
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
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain

United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million; these quarterly payments are expected to end in 2024. For the three months ended March 31, 2023 and 2022, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $900 million for each period. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
NPM Adjustment Disputes: The “NPM Adjustment” is a reduction in MSA payments made by the OPMs and those manufacturers that are subsequent signatories to the MSA (collectively, the “participating manufacturers” or “PMs”) that applies if the PMs collectively lose at least a specified level of market share to non-participating manufacturers since 1997, subject to certain conditions and defenses.
The independent auditor (“IA”) appointed under the MSA has calculated that PM USA’s share of the maximum potential NPM Adjustments for 2004-2022 is (exclusive of interest or earnings): $388 million for 2004; $181 million for 2005; $154 million for 2006; $185 million for 2007; $250 million for 2008; $211 million for 2009; $218 million for 2010; $166 million for 2011; $214 million for 2012; $224 million for 2013; $258 million for 2014; $313 million for 2015; $292 million for 2016; $285 million for 2017; $318 million for 2018; $415 million for 2019; $572 million for 2020; $675 million for 2021; and $571 million for 2022. These maximum amounts will be substantially reduced to reflect the NPM Adjustment settlements discussed below, and potentially for current and future calculation disputes and other developments. PM USA’s recovery for 2004 is addressed below. In addition, PM USA’s recovery of such reduced amounts for all subsequent years will be dependent upon subsequent determinations regarding state-specific defenses and disputes with other PMs.
Settlements of NPM Adjustment Disputes.
▪Multi-State Settlement. By the end of 2018, a total of 36 MSA states and territories had entered the multi-state settlement of NPM Adjustment disputes to which PM USA is a party. Of these 36 states and territories, 35 entered settlement through 2022, and one state entered settlement through 2024. In March 2022, Illinois joined the multi-state settlement, settling the NPM Adjustment disputes through 2028 and bringing the total number of states and territories that have joined the multi-state settlement to 37. As a result, PM USA will receive approximately $80 million for 2004-2021 ($20 million of which relates to the 2019-2021 “transition years”). In connection with this development for Illinois, PM USA recorded $80 million as a reduction in cost of sales in the first quarter of 2022. Pursuant to the multi-state settlement, PM USA has received $1.15 billion since the first group of states entered the NPM Adjustment dispute settlement in 2014 and expects to receive approximately $410 million in credits to offset PM USA’s MSA payments through 2036.
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
▪2005-2007 NPM Adjustments. The PMs and the nine states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005-2007, for eight of the nine states, and one year, 2005, for one state. As of April 24, 2023, no decisions have resulted from the arbitration.
▪Subsequent Years. No assurance can be given as to when proceedings for 2008 and subsequent years will be scheduled or the precise form those proceedings will take.
▪In July 2022, the State of Iowa filed a motion in Iowa state court against the PMs, including PM USA, claiming that the PMs wrongfully disputed the applicability of NPM Adjustments to Iowa and that all adjustment amounts to date should have been paid to Iowa rather than deposited into the disputed payments account. A similar enforcement motion was filed by the State of New Mexico against the PMs, including PM USA, in November 2022. PM USA has placed certain disputed NPM Adjustment amounts attributed to Iowa and New Mexico in the disputed payments account established pursuant to the terms of the MSA. Iowa and New Mexico seek a total of approximately $133 million and $84 million, respectively, in disputed payments from all defendants combined, as well as treble and punitive damages, and other relief. The PMs filed a cross motion to compel arbitration in the Iowa matter. In February 2023, the Iowa state court granted the PM’s motion, compelling arbitration. In March 2023, Iowa withdrew its motion.
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
Federal Government’s Lawsuit: In 1999, the U.S. government filed a lawsuit in the U.S. District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including Altria, asserting claims under three federal statutes. The case ultimately proceeded only under the civil provisions of RICO. In August 2006, the district court held that certain defendants, including Altria and PM USA, violated RICO and engaged in certain “sub-schemes” to defraud that the government had alleged.
The court did not impose monetary penalties on defendants, but ordered various types of non-monetary relief, including an injunction against conveying any express or implied health message or health descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand, and the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “light” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to ETS.

Corrective statements began appearing in newspapers and on television in the fourth quarter of 2017 and on websites in the second quarter of 2018, and the onserts began appearing in the fourth quarter of 2018. In December 2022, the district court entered a consent order approving a settlement with respect to corrective statements on point-of-sale signage.
In 2022, we recorded provisions totaling approximately $28 million for the estimated costs of implementing the corrective statements on point-of-sale signage remedy.
In June 2020, the U.S. government filed a motion with the district court asking for clarification as to whether the court-ordered injunction that applies to cigarettes discussed above also applies to HeatSticks, a heated tobacco product used with the IQOS System. In August 2020, we filed an opposition to the government’s motion and, in the alternative, a motion to modify the injunction to make clear it does not apply to HeatSticks. The district court heard arguments on the motions in July 2022 and has not yet issued any decisions. Regardless of the district court’s decisions on the pending motions, the government has indicated it will not oppose a modification to the injunction that permits PM USA to use the Modified Risk Tobacco Product claim authorized by the U.S. Food and Drug Administration for HeatSticks.
E-vapor Product Litigation
As of April 24, 2023, we are defendants in 57 class action lawsuits relating to JUUL e-vapor products. JUUL is an additional named defendant in each of these lawsuits. The theories of recovery include violation of RICO, fraud, failure to warn, design defect, negligence and unfair trade practices. Plaintiffs seek various remedies, including compensatory and punitive damages and an injunction prohibiting product sales. The 57 class action lawsuits include 32 cases involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons. Three of the class action lawsuits are pending in Canada.
We also have been named as defendants in other lawsuits involving JUUL e-vapor products, including 3,746 individual lawsuits and 1,467 “third party” lawsuits, which include school districts, state and local governments and tribal and healthcare organization lawsuits. JUUL is an additional named defendant in each of these lawsuits.
In October 2019, the U.S. Judicial Panel on Multidistrict Litigation ordered the coordination or consolidation of the federal individual and class action lawsuits mentioned above in the U.S. District Court for the Northern District of California for pretrial purposes. In December 2022, JUUL reached agreements to resolve the Multidistrict Litigation through settlement. In January 2023, the court preliminarily approved the settlement. We are not a party to any settlements concerning the Multidistrict Litigation.
The court has set trial dates for one case pending in the Multidistrict Litigation. One trial in the Multidistrict Litigation is ongoing as of April 24, 2023.
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
Four of the “third party” lawsuits noted above against us and JUUL were initiated, individually, by the attorneys general of Alaska, Hawaii, Minnesota and New Mexico alleging violations of state consumer protection and other similar laws. We filed motions to dismiss the lawsuits. In Alaska, Hawaii and Minnesota, the motions were denied in February 2022, May 2021 and June 2021, respectively. Our motion to dismiss remains pending in New Mexico. In the Alaska lawsuit, although the trial court declined to dismiss most of the plaintiff’s claims, the trial court did dismiss plaintiff’s public nuisance claim. In April 2023, we agreed to settle the Minnesota lawsuit for an immaterial amount. The trial courts in the Alaska and Hawaii lawsuits have set the trials for April 2024 and February 2024, respectively. As of April 24, 2023, the trial court in New Mexico has not set a trial date.

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
PM USA, ALCS and Philip Morris Products S.A. filed counterclaims against plaintiffs in the Eastern District of Virginia lawsuit alleging patent infringement by R.J. Reynolds’ e-vapor products. In June 2022, PM USA and ALCS reached an agreement with R.J. Reynolds resulting in dismissal of their counterclaims. In addition, ALCS filed a separate lawsuit against R.J. Reynolds in the U.S. District Court for the Middle District of North Carolina also alleging patent infringement by R.J. Reynolds’ e-vapor products. In September 2022, a jury awarded ALCS $95 million in damages for past infringement, plus supplemental damages and interest. In January 2023, the court ordered R.J. Reynolds to pay ALCS a 5.25% royalty on future sales of its infringing product resulting in positive net income through the expiration of the relevant patents in 2035. R.J. Reynolds has filed a notice of appeal of the judgment. As gains related to this lawsuit have not yet been determined to be realized or realizable in accordance with GAAP, they have not been recognized in our financial statements for the three months ended March 31, 2023.
In April 2020, a related patent infringement action was filed against the same defendants by the same plaintiffs, as well as R.J. Reynolds, with the U.S. International Trade Commission (“ITC”), but the remedies sought included a prohibition on the importation of the IQOS System electronic device, Marlboro HeatSticks and component parts into the United States and on the sale of any such products previously imported into the United States. No damages are recoverable in the proceedings before the ITC. In September 2021, the ITC issued a limited exclusion order barring the importation of the IQOS System electronic device, Marlboro HeatSticks and the infringing components into the United States and a cease and desist order barring domestic sales, marketing and distribution of these imported products. The orders became effective on November 29, 2021. Consequently, PM USA removed the IQOS System electronic device and Marlboro HeatSticks from the marketplace. In December 2021, defendants appealed the orders to the U.S. Court of Appeals for the Federal Circuit and, in March 2023, the U.S. Court of Appeals for the Federal Circuit issued its decision affirming the ITC exclusion order in full.
In November 2020, Healthier Choices Management Corp. filed an additional unrelated patent infringement case in the U.S. District Court for the Northern District of Georgia against PM USA and Philip Morris Products S.A. seeking damages and equitable relief. In February 2021, defendants filed a motion to dismiss the lawsuit, which the court granted in July 2021. In December 2021, the U.S. District Court denied plaintiff’s motion to amend the complaint and plaintiff appealed this ruling to the U.S. Court of Appeals for the Federal Circuit, which reversed the district court’s decision and remanded for further proceedings. The U.S. Patent Office has also issued a decision that the claims of the asserted patent are not valid, and the plaintiff has appealed that ruling.
Antitrust Litigation
In March 2023, we entered into a stock transfer agreement with JUUL pursuant to which, among other things, we transferred to JUUL all of our beneficially owned JUUL equity securities. See Note 3. Investments in Equity Securities for a discussion of our disposition of our interest in JUUL.
In April 2020, the FTC issued an administrative complaint against Altria and JUUL alleging that our 35% investment in JUUL and the associated agreements constitute an unreasonable restraint of trade in violation of Section 1 of the Sherman Antitrust Act of 1890 (“Sherman Act”) and Section 5 of the Federal Trade Commission Act of 1914, and substantially lessened competition in violation of Section 7 of the Clayton Antitrust Act (“Clayton Act”). If the FTC’s challenge is successful, the FTC may order a broad range of remedies, including a requirement of FTC approval of future agreements related to the development, manufacture, distribution or sale of e-vapor products and prohibition against any officer or director of either Altria or JUUL serving on the other party’s board of directors or attending meetings of the other party’s board of directors and notice to the FTC in advance of certain corporate actions, including acquisitions, mergers or certain corporate restructurings. In February 2022, the administrative law judge dismissed the FTC’s complaint and, also in February 2022, FTC complaint counsel appealed the administrative law judge’s decision to the FTC. Oral argument with respect to the appeal occurred in September 2022. After oral argument, the FTC asked for additional briefing, which was completed in December 2022. In March 2023, following our disposition of our interest in JUUL, we filed a motion to dismiss, or in the alternative, to stay the litigation and a motion to withdraw the matter from adjudication to discuss settlement with the FTC. The FTC subsequently issued an order denying our request for a stay and extending to May 5, 2023 its deadline for issuance of a final decision with respect to FTC complaint counsel’s appeal of the administrative law judge’s decision and the remainder of the pending motions. Altria can appeal any adverse ruling the FTC issues following its review to any U.S. Court of Appeals.

Also as of April 24, 2023, 17 putative class action lawsuits have been filed against Altria and JUUL in the U.S. District Court for the Northern District of California. The lawsuits initially named, in addition to the two companies, certain senior executives and certain members of the board of directors of both companies as defendants; however, those individuals currently or formerly affiliated with Altria were later dismissed. In November 2020 these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, cite the FTC administrative complaint and allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Act and Section 7 of the Clayton Act and various state antitrust, consumer protection and unjust enrichment laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid and rescission of the transaction. We filed a motion to dismiss these lawsuits in January 2021. In August 2021, the U.S. District Court for the Northern District of California denied our motion to dismiss except with respect to plaintiffs’ claims for injunctive and equitable relief. However, plaintiffs were granted the opportunity to replead such claims by the trial court, which plaintiffs did in September 2021. In January 2022, the trial court ordered that the direct-purchaser plaintiffs’ claims against JUUL be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement. The court granted plaintiffs’ leave to replead the complaint with new direct-purchaser plaintiffs, which plaintiffs did in February 2022, substituting in four new plaintiffs. In August 2022, the court stayed all of the cases pending any appeal to the court of appeals from the FTC’s lawsuit against Altria and JUUL.
Shareholder Class Action and Shareholder Derivative Lawsuits
Shareholder Class Action: In October and December 2019, two purported Altria shareholders filed putative class action lawsuits against Altria, Howard A. Willard III, our former Chairman and Chief Executive Officer, and William F. Gifford, Jr., our former Vice Chairman and Chief Financial Officer and current Chief Executive Officer, in the U.S. District Court for the Eastern District of New York. In December 2019, the court consolidated the two lawsuits into a single proceeding. The consolidated lawsuit was subsequently transferred to the U.S. District Court for the Eastern District of Virginia. The lawsuit asserts claims under Sections 10(b) and 20(a) and under Rule 10b-5 of the Exchange Act. In April 2020, JUUL, its founders and some of its current and former executives were added to the lawsuit. The claims allege false and misleading statements and omissions relating to our former investment in JUUL. Plaintiffs seek various remedies, including damages and attorneys’ fees. In July 2020, the defendants filed motions to dismiss plaintiffs’ claims, which the district court denied in March 2021. In the fourth quarter of 2021, plaintiffs and defendants agreed upon a class action settlement under which, among other things, (i) all claims asserted against Altria and the other named defendants are resolved without any liability or wrongdoing attributed to them personally or to Altria and (ii) Altria will pay the class an aggregate amount of $90 million, which amount includes attorneys’ fees. The class is defined to include persons and entities who purchased or otherwise acquired shares of Altria between October 25, 2018 through April 2, 2020, subject to certain exclusions. The trial court granted final approval of the settlement in March 2022. We recorded pre-tax provisions totaling $90 million in 2021 and, in January 2022, paid $90 million to plaintiffs’ escrow account.
Federal and State Shareholder Derivative Lawsuits: In August 2020, two purported Altria shareholders filed separate derivative lawsuits in the U.S. District Court for the Northern District of California on behalf of themselves and Altria, against Mr. Willard, Mr. Gifford, JUUL and certain of our executives and officers. These derivative lawsuits relate to our former investment in JUUL, and assert claims of breach of fiduciary duty by the Altria defendants and aiding and abetting in that alleged breach of fiduciary duty by the remaining defendants. In March 2021, the U.S. District Court for the Northern District of California granted defendants’ motion to transfer both lawsuits to the U.S. District Court for the Eastern District of Virginia. Three additional federal derivative lawsuits were filed in October 2020, January 2021 and March 2021, respectively, in the U.S. District Court for the Eastern District of Virginia against Mr. Willard, Mr. Gifford, Mr. Crosthwaite, certain members of our Board of Directors, JUUL, its founders and some of its current and former executives. These suits assert various claims, including breach of fiduciary duty, unjust enrichment, waste of corporate assets and violations of certain federal securities laws. The remedies sought in these lawsuits include damages, disgorgement of profits, reformation of our corporate governance and internal procedures, and attorneys’ fees. In April 2021, the court consolidated the five cases pending in the Eastern District of Virginia into a single case.
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
In October 2022, plaintiffs and defendants in all the federal and state derivative cases agreed upon a settlement of these cases. Under the terms of the settlement, among other things, we agreed to fund underage tobacco prevention and cessation programs, which may include positive youth development programs, led by independent third-party organizations. In 2022, we recorded pre-tax provisions totaling $27 million for costs associated with the independent monitoring of our funding commitments and attorneys’ fees. In January 2023, the federal trial court conducted a final approval hearing, at which the court sustained an objection to a provision of the settlement, but granted the parties additional time to resolve the issue. The parties subsequently executed an amendment to the settlement agreement, and the federal trial court granted final approval of the settlement in February 2023. No appeal was taken. In March 2023, pursuant to the terms of the settlement agreement, plaintiffs in the state derivative cases filed motions to dismiss their lawsuits, which the state courts granted. The settlement will become effective upon the expiration of the deadline for any appeals of the dismissal orders, which is scheduled to occur on May 1, 2023. In the first quarter of 2023, we recorded pre-tax provisions totaling approximately $100 million related to the settlement, and in April 2023, paid $15 million to plaintiffs’ escrow account for attorneys’ fees.
Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or our other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of April 24, 2023, two “Lights/Ultra Lights” class actions are pending in U.S. state courts. Neither case is active.
As of April 24, 2023, one smoking and health case alleging personal injury or seeking court-supervised programs or an ongoing medical monitoring program on behalf of individuals exposed to environmental tobacco smoke and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases have included lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of April 24, 2023, there is no such case pending against UST and/or its tobacco subsidiaries.
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
Guarantees and Other Similar Matters
In the ordinary course of business, we have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2023, we (i) had $46 million of unused letters of credit obtained in the ordinary course of business and (ii) were contingently liable for guarantees related to our own performance, including $19 million for surety bonds recorded on our condensed consolidated balance sheet. In addition, from time to time, we issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on our liquidity.
Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of our 2008 spin-off of our former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. We do not have a related liability recorded on our condensed consolidated balance sheet at March 31, 2023 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the IQOS System patent litigation discussed above under IQOS Litigation, excluding the patent infringement case filed with the U.S. District Court for the Northern District of Georgia.
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
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section, we refer to the following “adjusted” financial measures: adjusted operating companies income (loss) (“OCI”); adjusted OCI margins; adjusted net earnings; adjusted diluted earnings per share; and adjusted effective tax rates. These adjusted financial measures are not required by, or calculated in accordance with, United States generally accepted accounting principles (“GAAP”) and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. For a further description of these non-GAAP financial measures, see the Non-GAAP Financial Measures section below.
Executive Summary
Our Business
We have a leading portfolio of tobacco products for U.S. tobacco consumers age 21+. Our Vision is to responsibly lead the transition of adult smokers to a smoke-free future (“Vision”). We are Moving Beyond Smoking™, leading the way in moving adult smokers away from cigarettes by taking action to transition millions to potentially less harmful choices - believing it is a substantial opportunity for adult tobacco consumers, our businesses and society.
Our wholly owned subsidiaries include leading manufacturers of both combustible and smoke-free products. In combustibles, we own Philip Morris USA Inc. (“PM USA”), the most profitable U.S. cigarette manufacturer, and John Middleton Co. (“Middleton”), a leading U.S. cigar manufacturer.
Our smoke-free portfolio includes ownership of U.S. Smokeless Tobacco Company LLC (“USSTC”), the leading global moist smokeless tobacco (“MST”) manufacturer, and Helix Innovations LLC (“Helix”), a leading manufacturer of oral nicotine pouches. Additionally, we have a majority-owned joint venture, Horizon Innovations LLC (“Horizon”), for the U.S. marketing and commercialization of heated tobacco stick products and, through a separate agreement, we have the exclusive U.S. commercialization rights to the IQOS Tobacco Heating System (“IQOS System”) and Marlboro HeatSticks through April 2024. As of this filing, there are no products in the U.S. marketplace from the joint venture or exclusive rights agreement.
On March 3, 2023, we entered into a stock transfer agreement with JUUL Labs, Inc. (“JUUL”) pursuant to which we transferred to JUUL all of our beneficially owned JUUL equity securities. In exchange, we received a non-exclusive, irrevocable global license to certain of JUUL’s heated tobacco intellectual property.

Our investments in equity securities include Anheuser-Busch InBev SA/NV (“ABI”), the world’s largest brewer, and Cronos Group Inc. (“Cronos”), a leading Canadian cannabinoid company.
On March 3, 2023, we entered into a definitive agreement to acquire NJOY Holdings, Inc. (“NJOY”), a U.S. based e-vapor company, for approximately $2.75 billion in cash payable at closing plus up to an additional $500 million in cash payments that are contingent upon regulatory outcomes with respect to certain NJOY products (“NJOY Transaction”). Following completion of the NJOY Transaction, NJOY will survive as a wholly owned subsidiary of Altria, and we will gain full global ownership of NJOY’s e-vapor product portfolio, including NJOY ACE, currently the only pod-based e-vapor product with market authorizations from the U.S. Food and Drug Administration (“FDA”). The completion of the NJOY Transaction is subject to customary closing conditions, including clearance from the U.S. Federal Trade Commission (“FTC”), and is not subject to any financing condition. The parties have filed for premerger clearance with the FTC under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), which remains under FTC review. The current waiting period under the HSR Act expires in May 2023.
The brand portfolios of our tobacco operating companies include Marlboro, Black & Mild, Copenhagen, Skoal and on!. Trademarks and service marks related to Altria referenced in this Form 10-Q are the property of Altria or our subsidiaries or are used with permission.
Trends and Developments
In this MD&A section, we discuss factors that have impacted our business as of the date of this Form 10-Q. In addition, we are aware of certain trends and developments that could, individually or in the aggregate, have a material impact on our business, including the value of our investments in equity securities, in the future. In this Trends and Developments section, we focus on the continued elevated rate of inflation, supply chain disruptions, ongoing geopolitical events and recent regulatory actions and their potential effects on our business, including impacts on adult tobacco consumers and their purchasing behaviors.
We continue to monitor the evolving macroeconomic and geopolitical landscapes. While the most recent inflation report from the U.S. Bureau of Labor Statistics showed a lower rate of increase, high rates of inflation have continued in 2023, driven by increased global energy, commodity and food prices, which were further exacerbated by other factors, including supply and demand imbalances, labor shortages and the Russian invasion of Ukraine. High inflation, high gas prices and rising interest rates could continue to impact our business by negatively impacting adult tobacco consumers’ disposable income and future purchase behaviors. During the first quarter of 2023, cigarette retail share for the industry discount segment increased. We continue to expect potential fluctuations in discount product share for cigarettes and MST products as price sensitive adult tobacco consumers react to their economic conditions. We will continue to monitor the effect of these dynamics on adult tobacco consumers and their purchase behaviors, including overall tobacco product expenditures, mix between premium and discount brand purchases and adoption of smoke-free products. Increases in inflation also have a direct and adverse impact on our Master Settlement Agreement (“MSA”) expense and other direct and indirect costs. We expect inflation to remain high in 2023, and the extent of any effects on adult tobacco consumers’ purchase behaviors depends in part on the magnitude and duration of such increased inflation levels.
We expect volatility in domestic and global economies and disruptions in the supply and distribution chains to continue in 2023, resulting from several factors, including the on-going impacts of inflation, supply and demand imbalances across many sectors such as energy and commodities, raw materials availability and geopolitical events. We continue to work to mitigate the potential negative impacts of these macroeconomic and geopolitical dynamics on our businesses through, among other actions, proactive engagement with current and potential suppliers and distributors, the development of alternative sourcing strategies, entry into long-term supply contracts and prudent oversight of our liquidity.
Tobacco companies are subject to broad and evolving regulatory and legislative frameworks that could have a material impact on our business. For example, the FDA has issued proposed product standards regarding menthol in cigarettes and characterizing flavors in cigars, and the Biden Administration published plans for future potential regulatory actions that include the FDA’s plans to develop a proposed product standard that would establish a maximum nicotine level for cigarettes and certain other combustible tobacco products. In California, where a ban on flavored nicotine products went into effect in late 2022, we are observing early indications of unintended consequences, such as adult tobacco consumer adoption of adulterated and unregulated products and the development of illicit markets.
See Operating Results by Business Segment - Tobacco Space - Business Environment for additional information on the trends and developments discussed above.
We expect adverse macroeconomic and geopolitical landscapes, which have impacted global businesses, including ABI, to continue in 2023. ABI’s business has continued to be impacted by foreign exchange rate fluctuations, inflation and commodity cost headwinds. Additionally, the macroeconomic and geopolitical factors have contributed to significant changes in certain foreign exchange rates, including the Euro to U.S. dollar exchange rate, and in the global equity markets. We will continue to monitor these conditions as they could affect our equity earnings that we receive from ABI and the fair value of our equity investment in ABI.
See Note 3. Investments in Equity Securities to our condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q (“Item 1”) for additional information on our investments in equity securities.
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
Consolidated Results of Operations for the Three Months Ended March 31, 2023
The changes in net earnings and diluted earnings per share (“EPS”) for the three months ended March 31, 2023, from the three months ended March 31, 2022, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the three months ended March 31, 2022	$1,959	$1.08
2022 NPM Adjustment Items	(45)	(0.02)
2022 Acquisition and disposition-related items	5	—
2022 Tobacco and health and certain other litigation items	9	—
2022 JUUL changes in fair value	100	0.05
2022 ABI-related special items	(47)	(0.02)
2022 Cronos-related special items	61	0.03
2022 Income tax items	5	—
Subtotal 2022 special items	88	0.04
2023 Acquisition and disposition-related items	12	—
2023 Tobacco and health and certain other litigation items	(84)	(0.04)
2023 Loss on disposition of JUUL equity securities	(250)	(0.14)
2023 ABI-related special items	20	0.01
2023 Cronos-related special items	(26)	(0.01)
2023 Income tax items	(3)	—
Subtotal 2023 special items	(331)	(0.18)
Fewer shares outstanding	—	0.02
Change in tax rate	4	—
Operations	67	0.04
For the three months ended March 31, 2023	$1,787	$1.00

2023 Reported Net Earnings	$1,787	$1.00
2022 Reported Net Earnings	$1,959	$1.08
% Change	(8.8)%	(7.4)%

2023 Adjusted Net Earnings and Adjusted Diluted EPS	$2,118	$1.18
2022 Adjusted Net Earnings and Adjusted Diluted EPS	$2,047	$1.12
% Change	3.5%	5.4%
For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted earnings and adjusted diluted EPS, see the Consolidated Operating Results section below.
▪Fewer Shares Outstanding: Fewer shares outstanding were due to shares we repurchased under our $3.5 billion share repurchase program, which was completed in 2022.
▪Operations: The increase of $67 million in operations (which excludes the impact of special items shown in the table above) was due primarily to higher income from our equity investment in ABI and lower interest and other debt expense, net.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.

2023 Forecasted Results
We expect our 2023 full-year adjusted diluted EPS to be in a range of $4.98 to $5.13, representing a growth rate of 3% to 6% over our 2022 full-year adjusted diluted EPS base of $4.84, as shown in the first table below. While the 2023 full-year adjusted diluted EPS guidance accounts for a range of scenarios, the external environment remains dynamic. We will continue to monitor conditions related to (i) the economy, including the impact of high inflation, rising interest rates and global supply chain disruptions, (ii) adult tobacco consumer dynamics, including disposable income, purchasing patterns and adoption of smoke-free products and (iii) regulatory and legislative developments.
Our 2023 full-year adjusted diluted EPS guidance range includes planned investments in support of our Vision, such as (i) continued smoke-free product research, development and regulatory preparation expenses, (ii) enhancement of our digital consumer engagement system and (iii) marketplace activities in support of our smoke-free products. This guidance range also includes lower expected net periodic benefit income due to market factors, including higher interest rates, and the impact of the 2022 completion of the wind-down of our former financial services business. This guidance range does not include the potential financial impacts of the NJOY Transaction.

Reconciliation of 2022 Reported Diluted EPS to 2022 Adjusted Diluted EPS
2022 Reported diluted EPS	$3.19
NPM Adjustment Items	(0.03)
Tobacco and health and certain other litigation items	0.05
JUUL changes in fair value	0.81
ABI-related special items	1.12
Cronos-related special items	0.10
Income tax items	(0.40)
2022 Adjusted diluted EPS	$4.84
The following (income) expense items are excluded from our 2023 forecasted adjusted diluted EPS growth rate:

(Income) Expense Excluded from 2023 Forecasted Adjusted Diluted EPS
Tobacco and health and certain other litigation items	0.04
Loss on disposition of JUUL equity securities	0.14
ABI-related special items	(0.01)
Cronos-related special items	0.01
$0.18
For a discussion of certain income and expense items excluded from the forecasted results above, see the Consolidated Operating Results section below.
Our full-year adjusted diluted EPS forecast excludes the impact of certain income and expense items, including those items noted in the Non-GAAP Financial Measures section below, that our management believes are not part of underlying operations. Other than as set forth in the table immediately above, our management cannot estimate on a forward-looking basis the impact of these items on our reported diluted EPS because these items, which could be significant, may be unusual or infrequent, are difficult to predict and may be highly variable. As a result, we do not provide a corresponding GAAP measure for, or reconciliation to, our adjusted diluted EPS forecast.
Non-GAAP Financial Measures
While we report our financial results in accordance with GAAP, our management reviews OCI, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate the performance of, and allocate resources to, our segments. Our management also reviews certain financial results, including OCI, OCI margins, net earnings and diluted EPS, on an adjusted basis, which excludes certain income and expense items that our management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, asset impairment charges, acquisition-related and disposition-related items, equity investment-related special items (including any changes in fair value of our equity investment recorded at fair value and any changes in the fair value of related warrants and preemptive rights), certain income tax items, charges associated with tobacco and health and certain other litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the MSA (such dispute resolutions are referred to as “NPM Adjustment Items”). Our management does not view any of these special items to be part of our underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results. Our management also reviews income tax rates on an adjusted basis. Our adjusted effective tax rate may exclude certain income tax items from our reported effective tax rate.
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
Discussion and Analysis
Consolidated Operating Results

	For the Three Months Ended March 31,
(in millions)	2023	2022
Net Revenues:
Smokeable products	$5,090	$5,265
Oral tobacco products	628	613
All other	1	14
Net revenues	$5,719	$5,892
Excise Taxes on Products:
Smokeable products	$928	$1,044
Oral tobacco products	28	29
Excise taxes on products	$956	$1,073
Operating Income:
OCI:
Smokeable products	$2,503	$2,559
Oral tobacco products	416	407
All other	(9)	(5)
Amortization of intangibles	(18)	(17)
General corporate expenses	(135)	(60)
Operating income	$2,757	$2,884
As discussed further in Note 8. Segment Reporting to our condensed consolidated financial statements in Item 1 (“Note 8”), our CODM reviews OCI to evaluate the performance of, and allocate resources to, our segments. Our management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of our business segments.

The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the three months ended March 31:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2023 Reported	$2,479	$692	$1,787	$1.00
Acquisition and disposition-related items	(17)	(5)	(12)	—
Tobacco and health and certain other litigation items	111	27	84	0.04
Loss on disposition of JUUL equity securities	250	—	250	0.14
ABI-related special items	(25)	(5)	(20)	(0.01)
Cronos-related special items	26	—	26	0.01
Income tax items	—	(3)	3	—
2023 Adjusted for Special Items	$2,824	$706	$2,118	$1.18

2022 Reported	$2,673	$714	$1,959	$1.08
NPM Adjustment Items	(60)	(15)	(45)	(0.02)
Acquisition and disposition-related items	7	2	5	—
Tobacco and health and certain other litigation items	12	3	9	—
JUUL changes in fair value	100	—	100	0.05
ABI-related special items	(59)	(12)	(47)	(0.02)
Cronos-related special items	61	—	61	0.03
Income tax items	—	(5)	5	—
2022 Adjusted for Special Items	$2,734	$687	$2,047	$1.12

The following special items affected the comparability of statements of earnings amounts for the three months ended March 31, 2023 and 2022:
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
▪Loss on Disposition and Changes in Fair Value of JUUL Equity Securities: We recorded a non-cash, pre-tax loss of $250 million related to the disposition of our JUUL equity securities for the three months ended March 31, 2023 as (income) losses from investments in equity securities in our condensed consolidated statement of earnings.
We recorded a non-cash, pre-tax unrealized loss of $100 million for the three months ended March 31, 2022 as (income) losses from investments in equity securities in our condensed consolidated statement of earnings as a result of a decrease in the estimated fair value of our investment in JUUL.
We recorded corresponding adjustments to the JUUL tax valuation allowance in 2023 and 2022.
For further discussion, see Note 3. Investments in Equity Securities to our condensed consolidated financial statements in Item 1 (“Note 3”) and Note 10. Income Taxes to our condensed consolidated financial statements in Item 1 (“Note 10”).
▪ABI-Related Special Items: We recorded net pre-tax income of $59 million from our equity investment in ABI for the three months ended March 31, 2022, consisting primarily of mark-to-market gains on certain ABI financial instruments associated with its share commitments. For further discussion, see Note 3.
The ABI-related special items include our respective share of the amounts recorded by ABI and additional adjustments related to (i) conversion from international financial reporting standards to GAAP and (ii) adjustments to our investment required under the equity method of accounting.

▪Cronos-Related Special Items: We recorded net pre-tax expense consisting of the following:

	For the Three Months Ended March 31,
(in millions)	2023	2022
Loss on Cronos-related financial instruments	$—	$10
(Income) losses from investments in equity securities (1)	26	51
Total Cronos-related special items - (income) expense	$26	$61
(1) Amounts include our share of special items recorded by Cronos and additional adjustments, if required under the equity method of accounting, related to our investment in Cronos.
We recorded corresponding adjustments to the Cronos tax valuation allowance in 2023 and 2022 relating to the special items.
For further discussion, see Note 3 and Note 10.
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Net revenues, which include excise taxes billed to customers, decreased $173 million (2.9%), substantially all of which was due to lower net revenues in the smokeable products segment.
Cost of sales was essentially unchanged, as lower shipment volume in our smokeable products segment was mostly offset by higher per unit settlement charges and NPM Adjustment Items in 2022.
Excise taxes on products decreased $117 million (10.9%), due to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs increased $83 million (17.0%), due primarily to higher general corporate expenses (including an agreement to resolve shareholder derivative lawsuits in 2023 as discussed in Note 11).
Operating income decreased $127 million (4.4%), due primarily to higher general corporate expenses and lower operating results in our smokeable products segment.
Interest and other debt expense, net decreased $52 million (18.5%), due primarily to higher interest income due to higher rates and 2023 interest income associated with the sale of the IQOS System commercialization rights.
(Income) losses from investments in equity securities decreased $114 million (100%+), due primarily to the loss on the disposition of our JUUL equity securities, partially offset by 2022 changes in the estimated fair value of our former investment in JUUL equity securities and lower losses from our Cronos-related special items.
Reported net earnings of $1,787 million decreased $172 million (8.8%), due primarily to lower operating income and unfavorable results from our investments in equity securities, partially offset by lower interest and other debt expense, net. Reported basic and diluted EPS of $1.00, each decreased by 7.4% due to lower reported net earnings, partially offset by fewer shares outstanding.
Adjusted net earnings of $2,118 million increased $71 million (3.5%) due primarily to higher income from our equity investment in ABI and lower interest and other debt expense, net. Adjusted diluted EPS of $1.18 increased by 5.4%, due to higher adjusted net earnings and fewer shares outstanding.
Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The U.S. tobacco industry faces a number of business and legal challenges that have materially adversely affected and may continue to materially adversely affect our business, results of operations, cash flows or financial position or our ability to achieve our Vision. These challenges, some of which are discussed in more detail in Note 11 and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) and in Part II, Item 1A. Risk Factors in this Form 10-Q, include:
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
Over the past two years, the legislative and regulatory activities discussed below negatively impacted growth in the e-vapor category. The total e-vapor category experienced an estimated volume decline of 11% for the three months ended March 31, 2023 compared to the same period in 2022, despite disposable e-vapor product volume growth. In the first quarter of 2023, e-vapor industry volumes declined sequentially by 1%. In March 2022, the U.S. Congress expanded the statutory definition of tobacco products to include products containing nicotine derived from any source, including synthetic nicotine. The amendment became effective in April 2022. Additionally, over the past year, the FDA has issued marketing denial orders (“MDOs”) for several vaping products. The FDA has issued stays temporarily suspending the MDOs for further review of these products, allowing them to remain in market. In addition, legislation recently became effective in California that bans the sale of most tobacco products with characterizing flavors. We believe these activities, which may be subject to legal challenges, will further impact the competitive environment and e-vapor category landscape. We are monitoring the sale and distribution of synthetic nicotine products, including in the form of e-vapor products and oral nicotine pouches.
Oral nicotine pouch retail share of the total oral tobacco category grew significantly from 19.1% year-to-date as of March 31, 2022 to 26.2% year-to-date as of March 31, 2023. The oral nicotine pouch category continues to be increasingly competitive. Oral nicotine pouch growth has sourced in significant part from smokeless tobacco and cigarette consumers.
We believe the innovative tobacco product categories will continue to be dynamic due to competition, adult tobacco consumer exploration of a variety of tobacco product options, adult tobacco consumer perceptions of the relative risks of smoke-free products compared to cigarettes, FDA determinations on product applications, FDA enforcement activity and legislative actions.
For the three months ended March 31, 2023, we estimate that, when adjusted for trade inventory movements, calendar differences and other factors, domestic cigarette industry volume declined by 9%, compared to the three months ending March 31, 2022. We expect 2023 cigarette industry volume trends to be most influenced by (i) disposable income, purchasing patterns and adoption of smoke-free products, (ii) macroeconomic conditions (including inflation, gasoline prices and unemployment levels), (iii) cross-category movement and (iv) regulatory and legislative (including excise tax) developments.
Macroeconomic conditions (including a high inflationary environment) can impact adult tobacco consumer purchasing behavior. For example, economic downturns have coincided with adult tobacco consumers modifying purchase behavior at retail, potentially reducing the amount of their regular brand purchases or selecting discount products and other lower priced tobacco brands. The Consumer Price Index (“CPI”) increased 5.0% for the 12 months ended March 2023, a decrease in the rate of CPI growth from the 8.5% increase over the 12 months ended March 2022. Throughout the first three months ending March 31, 2023, gas prices remained fairly stable at below $3.50 per gallon. In addition, low unemployment and stable wage inflation continued for the three months ending March 31, 2023. Despite lower overall inflation, stable gas prices and low unemployment, elevated prices on other monthly expenses (including food, electricity and rent) continued to apply pricing pressures at retail for adult consumers. Furthermore, the federal funds rate continued to increase, reaching 4.8% in March 2023, up 4.6% versus the prior year.
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
FSPTCA and FDA Regulation
▪The Regulatory Framework: The FSPTCA and its related regulations establish broad FDA regulatory authority over all tobacco products and, among other provisions:
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
Subject to certain limitations arising from legal challenges, the Final Tobacco Marketing Rule took effect in June 2010 for cigarettes and smokeless tobacco products, in August 2016 for all other tobacco products, including e-vapor and oral nicotine pouch products containing tobacco-derived nicotine, and in April 2022 for tobacco products, including e-vapor and oral nicotine pouch products, that contain nicotine from any source other than tobacco, such as synthetic nicotine.
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
In December 2022, the Reagan-Udall Foundation published a report on its operational evaluation of the FDA’s Center for Tobacco Products. Among other recommendations, the report urges the FDA to clearly define product pathways, accelerate PMTA decision-making, take enforcement actions against manufacturers and products that violate the law and address the need for risk communications to tobacco consumers. In February 2023, the FDA responded and committed to develop a five-year strategic plan by December 2023 designed to address concerns raised by the report.
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

Modifications to currently marketed products, including modifications that result from, for example, changes to the quantity of tobacco product(s) in a package, a manufacturer being unable to acquire ingredients or a supplier being unable to maintain the consistency required in ingredients, could trigger the FDA’s pre-market review processes. Through these processes, a manufacturer could receive (i) a “not substantially equivalent” determination or (ii) a denial of a PMTA. In addition, new scientific data continues to be developed relating to innovative tobacco products, which could impact the FDA’s determination as to whether a product is, or continues to be, appropriate for the protection of public health and could, therefore, result in the removal of one or more products from the market. Any such actions affecting our operating companies’ products could have a material adverse impact on our business, results of operations, cash flows or financial position.
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
Helix submitted PMTAs for on! oral nicotine pouches in May 2020. As of April 24, 2023, the FDA has not issued marketing order decisions for any on! products. In addition, as of April 24, 2023, Middleton has received market orders or exemptions that cover over 99% of its cigar product volume.
In April 2019, the FDA authorized the PMTA for the IQOS System, and in July 2020, the FDA authorized the marketing of this system as an MRTP with a reduced exposure claim. In December 2020, the FDA authorized the PMTA for IQOS 3, an updated version of the IQOS devices, and in March 2022 authorized the marketing of the IQOS 3 device as an MRTP with the same reduced exposure claim.
In September 2021, in connection with a patent dispute, the U.S. International Trade Commission (“ITC”) issued a cease and desist order, effective as of November 29, 2021, banning (i) the importation of the IQOS devices, Marlboro HeatSticks and infringing components into the United States and (ii) the sale, marketing and distribution of such imported products in the United States. As a result, PM USA removed the products from the marketplace. For a further discussion of the ITC decision, see Note 11. We have agreed to assign the exclusive U.S. commercialization rights to the IQOS System to Philip Morris International Inc. (“PMI”) effective April 2024 in exchange for a total cash payment of approximately $2.7 billion (plus interest).

In October 2021, the FDA authorized the marketing and sale of four of USSTC’s Verve oral nicotine products, including Green Mint and Blue Mint varieties, representing the first flavored product authorizations issued by the FDA for newly deemed innovative products. These products are not currently marketed or sold.
In March 2023, the FDA authorized USSTC to communicate a modified risk claim about its Copenhagen Classic Snuff MST product. This product is not currently marketed or sold. The authorized claim for Copenhagen Classic Snuff is “IF YOU SMOKE, CONSIDER THIS: Switching completely to this product from cigarettes reduces risk of lung cancer.” USSTC’s authorization to use this claim is subject to the FDA’s post-market surveillance requirements.
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
▪Electronic Nicotine Delivery System Products: As of April 24, 2023, many manufacturers of menthol and other flavored e-vapor products have received MDOs for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefit of their products to adult smokers overcomes the risk that their products pose to youth. The FDA has communicated in these MDOs that vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of Public Health” standard and that successful applications require strong, product-specific evidence. A number of these manufacturers are appealing the MDOs for their products.
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
▪Good Manufacturing Practices: In March 2023, the FDA, pursuant to the requirements of the FSPTCA, issued a proposed rule setting forth requirements for tobacco product manufacturers regarding the manufacture, design, packing and storage of their products. This proposed rule establishes a framework of good manufacturing practices, including by:
▪establishing tobacco product design and development controls;
▪ensuring that finished and bulk tobacco products are manufactured according to established specifications;
▪minimizing the manufacture and distribution of tobacco products that do not meet specifications;
▪requiring manufacturers to take appropriate measures to prevent contamination of tobacco products;
▪requiring investigation and identification of products that do not meet specifications and requiring manufacturers to institute appropriate corrective actions, such as a recall; and
▪establishing the ability to trace all components or parts, ingredients, additives and materials, as well as each batch of finished or bulk tobacco products, to aid in investigations of those that do not meet specifications.
We plan to engage with the FDA through the rulemaking process, including during the notice-and-comment period. If the proposed rule were to take effect, compliance with these requirements could result in increased costs.
▪Impact on Our Business; Compliance Costs and User Fees: Additional FDA regulatory actions under the FSPTCA could have a material adverse effect on our business, results of operations, cash flows or financial position in various ways. For example, actions by the FDA could:
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
▪result in increased illicit trade in tobacco products; and
▪otherwise significantly increase the cost of doing business.
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
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and April 24, 2023, the weighted-average state cigarette excise tax increased from $0.36 to $1.89 per pack. As of April 24, 2023, no state has enacted new legislation increasing excise taxes in 2023. However, various increases are under consideration or have been proposed.
A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. We support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of April 24, 2023, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST.
An increasing number of states and localities also are imposing excise taxes on e-vapor products and oral nicotine pouches. As of April 24, 2023, 30 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 11 states and the District of Columbia have enacted legislation to tax oral nicotine pouches.
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
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of April 24, 2023, 181 countries, as well as the European Union, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings and (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of April 24, 2023, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, Utah, New York and Illinois) and the District of Columbia have passed such legislation. Some of these states, such as New York, Utah and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway. The legislation in California, which became effective in December 2022, bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen.
Massachusetts passed legislation capping the amount of nicotine in e-vapor products. Similar legislation is pending in four other states.
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
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: After a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, in December 2019, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of April 24, 2023, 42 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on our operating companies’ sales volumes, as discussed above under Underage Access and Use of Certain Tobacco Products, we support raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, reflecting our longstanding commitment to combat underage tobacco use.
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
▪Other Legislation or Governmental Initiatives: In addition to the actions discussed above, other regulatory initiatives affecting the tobacco industry have been adopted or are being considered at the federal level and in a number of state and local jurisdictions. For example, in recent years, legislation has been introduced or enacted at the state or local level to subject tobacco products to various reporting requirements and performance standards; establish educational campaigns relating to tobacco consumption or tobacco control programs or provide additional funding for governmental tobacco control activities; restrict the sale of tobacco products in certain retail establishments and the sale of tobacco products in certain package sizes; prohibit the sale of tobacco products based on environmental concerns; impose responsibility on manufacturers for the disposal, recycling or other treatment of post-consumer goods such as plastic packaging; require tax stamping of smokeless tobacco products; require the use of state tax stamps using data encryption technology; and further restrict the sale, marketing and advertising of cigarettes and other tobacco products. Such legislation may be subject to constitutional or other challenges on various grounds, which may or may not be successful. In addition, if a pandemic or similar health emergency occurs, state and local governments may reimpose additional health and safety requirements for all businesses, which could result in the potential temporary closure of certain businesses and facilities. It is possible that tobacco manufacturing and other facilities and the facilities of our suppliers, our suppliers’ suppliers and our trade partners could be subject to additional government-mandated temporary closures and restrictions.
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
▪Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. For example, we are subject to a number of governmental investigations with respect to our former investment in JUUL, which we divested in March 2023, including the following: (i) the FTC issued a Civil Investigative Demand (“CID”) to us while conducting its antitrust review of our former investment in JUUL seeking information regarding, among other things, our role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee (see Note 11 for a description of the FTC’s administrative complaint against us and JUUL); (ii) the SEC commenced an investigation relating to our acquisition, disclosures and accounting controls in connection with the JUUL investment; and (iii) the New York State Office of the Attorney General and the Commonwealth of Massachusetts Office of the Attorney General, separately, issued independent subpoenas to us seeking documents relating to our former investment in and provision of services to JUUL. For a discussion of our disposition of our interest in JUUL, see Note 3.
Additionally, JUUL is currently under investigation by various federal and state agencies, including the SEC, the FDA and the FTC, and state attorneys general. Such investigations vary in scope but at least some include JUUL’s marketing practices, particularly as such practices relate to youth, and we may be asked in the context of those investigations to provide information concerning our former investment in JUUL or relating to our marketing of Nu Mark LLC e-vapor products.
We are a party to lawsuits initiated by the attorneys general of Alaska, Hawaii and New Mexico relating to our former investment in JUUL. In April 2023, we agreed to settle a lawsuit initiated by the attorney general of Minnesota.
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
Price, Availability and Quality of Tobacco, Other Raw Materials, Ingredients and Component Parts
Shifts in crops (such as those driven by economic conditions and adverse weather patterns), government restrictions and mandated prices, production control programs, economic trade sanctions, import duties and tariffs, international trade disruptions, inflation, geopolitical instability, climate and environmental changes and disruptions due to man-made or natural disasters may increase the cost or reduce the supply or quality of tobacco, other raw materials, ingredients or component parts used to manufacture our operating companies’ products. Any significant change in such factors could negatively impact our ability to continue manufacturing and marketing existing products or impact adult consumer product acceptability and have a material adverse effect on our business and profitability.
As with other agricultural commodities, tobacco price, quality and availability can be influenced by variations in weather patterns, including those caused by climate change, and macroeconomic conditions and imbalances in supply and demand, among other factors. For varieties of tobacco only available in limited geographies, government-mandated prices and production control programs, political instability or government prohibitions on the import or export of tobacco in certain countries pose additional risks to price, availability and quality. In addition, as consumer demand increases for smoke-free products and decreases for combustible products, the volume of tobacco leaf required for production may decrease, resulting in reduced demand. The reduced demand for tobacco leaf may result in the reduced supply and availability of domestic tobacco as growers divert resources to other crops or cease farming. The unavailability or unacceptability of any one or more particular varieties of tobacco leaf necessary to manufacture our operating companies’ products could negatively impact our ability to continue marketing existing products or impact adult tobacco consumer product acceptability, which could result in increased costs to us.
Current macroeconomic conditions and geopolitical instability (including high inflation, high gas prices, rising interest rates, labor shortages, supply and demand imbalances and the Russian invasion of Ukraine) have caused and continue to cause worldwide disruptions and delays to supply chains and commercial markets, which limit access to, and increase the cost of, raw materials, ingredients and component parts (for example, tobacco leaf and resins and aluminum used in our packaging). We have implemented and continue to implement various strategies to help secure sufficient supplies of raw materials, ingredients and component parts for production.
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

Operating Results
Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins and provides a reconciliation of reported OCI to adjusted OCI for our smokeable products segment:

	Operating Results
	For the Three Months Ended March 31,
(in millions)	2023	2022	Change
Net revenues	$5,090	$5,265	(3.3)%
Excise taxes	(928)	(1,044)
Revenues net of excise taxes	$4,162	$4,221

Reported OCI	$2,503	$2,559	(2.2)%
NPM Adjustment Items	—	(60)
Tobacco and health and certain other litigation items	12	12
Adjusted OCI	$2,515	$2,511	0.2%

Reported OCI margins (1)	60.1%	60.6%	(0.5) pp
Adjusted OCI margins (1)	60.4%	59.5%	0.9 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Net revenues, which include excise taxes billed to customers, decreased $175 million (3.3%), due primarily to lower shipment volume ($654 million), partially offset by higher pricing ($472 million), which includes higher promotional investments.
Reported OCI decreased $56 million (2.2%), due primarily to lower shipment volume ($404 million), higher per unit settlement charges and NPM Adjustment Items in 2022 ($60 million), partially offset by higher pricing, which includes higher promotional investments.
Adjusted OCI was essentially unchanged as higher pricing, which includes higher promotional investments, was mostly offset by lower shipment volume and higher per unit settlement charges.
Shipment Volume and Retail Share Results
The following table summarizes our smokeable products segment’s shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
(sticks in millions)	2023	2022	Change
Cigarettes:
Marlboro	16,396	18,290	(10.4)%
Other premium	825	937	(12.0)%
Discount	1,048	1,390	(24.6)%
Total cigarettes	18,269	20,617	(11.4)%
Cigars:
Black & Mild	443	433	2.3%
Other	1	1	—%
Total cigars	444	434	2.3%
Total smokeable products	18,713	21,051	(11.1)%
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

The following table summarizes our cigarettes retail share performance:

	Retail Share
	For the Three Months Ended March 31,
	2023	2022	Percentage Point Change
Cigarettes:
Marlboro	42.0%	42.6%	(0.6)
Other premium	2.3	2.3	—
Discount	2.7	3.2	(0.5)
Total cigarettes	47.0%	48.1%	(1.1)
Note: Retail share results for cigarettes are based on data from Circana, Inc. and Circana Group, L.P. (“Circana”), formerly IRI, as well as, Management Science Associates, Inc. (“MSA”). Circana is a newly formed company reflecting the recent merger of IRI and NPD Group, Inc. Circana maintains a blended retail service that uses a sample of stores and certain wholesale shipments to project market share and depict share trends. Similar to prior reporting, this service tracks sales in the food, drug, mass merchandisers, convenience, military, dollar store and club trade classes. For other trade classes selling cigarettes, retail share is based on shipments from wholesalers to retailers through the Store Tracking Analytical Reporting System (“STARS”), as provided by MSA. This service is not designed to capture sales through other channels, including the internet, direct mail and some illicitly tax-advantaged outlets. It is retail services’ standard practice to periodically refresh their retail scan services, which could restate retail share results that were previously released in this service.
For a discussion of volume trends and factors that impact volume and retail share performance, see Tobacco Space - Business Environment above.
Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 11.4%, driven primarily by the industry’s decline rate, retail share losses (both of which were impacted by macroeconomic pressures on adult tobacco consumers’ disposable income) and trade inventory movements, partially offset by calendar differences. When adjusted for trade inventory movements and calendar differences, our smokeable products segment’s reported domestic cigarettes shipment volume decreased by an estimated 11%. When adjusted for calendar differences, trade inventory movements and other factors, total estimated domestic cigarette industry volume decreased by an estimated 9%.
Shipments of premium cigarettes accounted for 94.3% and 93.3% of our smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended March 31, 2023 and 2022, respectively.
Marlboro’s retail share of the total cigarette category decreased 0.6 share points versus the prior year and 0.2 share points sequentially to 42.0%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income and increased competitive activity. However, Marlboro’s share of the premium segment grew to 58.5%, an increase of 0.7 share points versus the prior year and 0.1 share point sequentially.
Total cigarettes industry discount segment retail share increased 1.8 share points versus the prior year and 0.5 share points sequentially to 28.2%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income and increased competitive activity.
For a discussion regarding discount product dynamics in 2023 and the economic conditions, including a high inflationary environment, that impact adult tobacco consumer purchasing behavior, see Operating Results by Business Segment - Tobacco Space - Business Environment - Summary above.
Pricing Actions
PM USA and Middleton executed the following pricing and promotional allowance actions during 2023 and 2022:
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
In addition:
▪Effective April 23, 2023, PM USA increased the list price of Marlboro, L&M and Basic by $0.15 per pack. PM USA also increased the list price of all its other cigarette brands by $0.20 per pack.
Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our oral tobacco products segment:

	Operating Results
	For the Three Months Ended March 31,
(in millions)	2023	2022	Change
Net revenues	$628	$613	2.4%
Excise taxes	(28)	(29)
Revenues net of excise taxes	$600	$584

Reported and Adjusted OCI	$416	$407	2.2%

Reported and Adjusted OCI margins (1)	69.3%	69.7%	(0.4) pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Net revenues, which include excise taxes billed to customers, increased $15 million (2.4%), due primarily to higher pricing ($39 million), which includes higher promotional investments, partially offset by lower shipment volume and a higher percentage of on! shipment volume relative to MST (“volume/mix”) versus 2022 ($22 million).
Reported and adjusted OCI increased $9 million (2.2%), due primarily to higher pricing, which includes higher promotional investments, partially offset by lower volume/mix ($25 million).
Shipment Volume and Retail Share Results
The following table summarizes our oral tobacco products segment’s shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
(cans and packs in millions)	2023	2022	Change
Copenhagen	109.0	115.2	(5.4)%
Skoal	40.3	43.9	(8.2)%
on!	25.2	18.3	37.7%
Other	16.1	16.7	(3.6)%
Total oral tobacco products	190.6	194.1	(1.8)%
Note: Other primarily includes Red Seal and Husky. Oral tobacco products shipment volume includes cans and packs sold, as well as promotional units, but excludes international volume, which is currently not material to our oral tobacco products segment. New types of oral tobacco products, as well as new packaging configurations of existing oral tobacco products, may or may not be equivalent to existing MST products on a can-for-can basis. To calculate volumes of cans and packs shipped, one pack of snus or one can of oral nicotine pouches, irrespective of the number of pouches in the pack or can, is assumed to be equivalent to one can of MST.

The following table summarizes our oral tobacco products segment’s retail share performance (excluding international volume):

	Retail Share
	For the Three Months Ended March 31,
	2023	2022	Percentage Point Change
Copenhagen	25.4%	28.0%	(2.6)
Skoal	10.3	11.7	(1.4)
on!	6.5	4.1	2.4
Other	3.0	3.2	(0.2)
Total oral tobacco products	45.2%	47.0%	(1.8)
Note: Our oral tobacco products segment’s retail share results exclude international volume, which is currently not material to our oral tobacco products segment. Retail share results for oral tobacco products are based on data from Circana, a tracking service that uses a sample of stores to project market share and depict share trends. This service tracks sales in the food, drug, mass merchandisers, convenience, military, dollar store and club trade classes on the number of cans and packs sold. Oral tobacco products are defined by Circana as MST, snus and oral nicotine pouches. New types of oral tobacco products, as well as new packaging configurations of existing oral tobacco products, may or may not be equivalent to existing MST products on a can-for-can basis. For example, one pack of snus or one can of oral nicotine pouches, irrespective of the number of pouches in the pack or can, is assumed to be equivalent to one can of MST. Because this service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share. It is retail services’ standard practice to periodically refresh their retail scan services, which could restate retail share results that were previously released in this service.
For a discussion of volume trends and factors that impact volume and retail share performance, see Tobacco Space - Business Environment above.
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Our oral tobacco products segment’s reported domestic shipment volume decreased 1.8%, driven primarily by retail share losses, trade inventory movements and other factors, partially offset by calendar differences and the industry’s growth rate. When adjusted for calendar differences and trade inventory movements, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 3%.
Total oral tobacco products category industry volume increased by an estimated 1% for the six months ended March 31, 2023, primarily driven by growth in oral nicotine pouches, partially offset by declines in MST volumes.
Our oral tobacco products segment’s retail share was 45.2%, and Copenhagen continued to be the leading oral tobacco brand with a retail share of 25.4%. In the oral tobacco products segment, share declines for MST products were primarily driven by the share growth of oral nicotine pouches.
The U.S. nicotine pouch category grew to 26.2% of the U.S. oral tobacco category, an increase of 7.1 share points versus the prior year. In addition, on! share of the nicotine pouch category grew to 24.6%, an increase of 3.3 share points versus the prior year.
Pricing Actions
USSTC executed the following pricing actions during 2023 and 2022:
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
In addition:
▪Effective April 25, 2023, USSTC increased the list price on its Copenhagen popular price products, Red Seal and Husky brands by $0.09 per can. In addition, USSTC increased the list price on its Skoal brands and on the balance of its Copenhagen brands by $0.10 per can.

Liquidity and Capital Resources
We are a holding company that is primarily dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements. Our access to the operating cash flows of our wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At March 31, 2023, our significant wholly owned subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, we receive cash dividends on our interest in ABI and will continue to do so as long as ABI pays dividends.
At March 31, 2023, we had $3.9 billion of cash and cash equivalents. In addition to having access to the operating cash flows of our wholly owned subsidiaries, our capital resources include access to credit markets in the form of commercial paper, availability under our $3.0 billion senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”), which we use for general corporate purposes and access to credit markets through the issuance of long-term senior unsecured notes. For additional information, see Capital Markets and Other Matters below.
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
At March 31, 2023, the credit ratings and outlook for our indebtedness by major credit rating agencies were:

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
At March 31, 2023, we had availability under the Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion, and we were in compliance with the covenants in the Credit Agreement. We expect to continue to meet the covenants in the Credit Agreement. We monitor the credit quality of our bank group and are not aware of any potential non-performing credit provider in that group. For further discussion on short-term borrowings, see Note 9.
Debt - At March 31, 2023 and December 31, 2022, our total debt was $25.4 billion and $26.7 billion, respectively. In February 2023, we repaid in full our 1.000% senior unsecured Euro notes in the aggregate principal amount of $1.3 billion (€1.25 billion) at maturity. As a result of the repayment and changes in the Euro exchange rate, the weighted-average coupon interest rate on our total long-term debt increased to approximately 4.2% at March 31, 2023 from approximately 4.0% at December 31, 2022. For further details on long-term debt, see Note 9.
Guarantees and Other Similar Matters - As discussed in Note 11, we had unused letters of credit obtained in the ordinary course of business and guarantees (including third-party guarantees) outstanding at March 31, 2023. From time to time, we also issue lines of credit to affiliated entities. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 9, PM USA has issued guarantees relating to our obligations under our outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under the commercial paper program. These items have not had, and are not expected to have, a significant impact on our liquidity.
Payments Under State Settlement Agreements and FDA Regulation - As discussed in Note 11, PM USA has entered into State Settlement Agreements with the states, the District of Columbia and certain U.S. territories that call for certain payments. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. For further discussion of the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the MSA, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 11.

Based on current agreements, estimated market share, estimated annual industry volume decline rates and inflation rates, the estimated amounts that we may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees are $4.0 billion on average for the next three years. These amounts exclude the potential impact of any NPM Adjustment Items.
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year are generally paid in April of the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. We paid approximately $3.2 billion in April 2023 for amounts accrued in 2022 under the State Settlement Agreements. We recorded $1.0 billion of charges to cost of sales for the three months ended March 31, 2023 and 2022, respectively, in connection with the State Settlement Agreements and FDA user fees. As previously stated, the payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including volume, operating income, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results. For further discussion on the potential impact of inflation on future payments, see Operating Results by Business Segment - Tobacco Space - State Settlement Agreements.
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of March 31, 2023, PM USA had posted appeal bonds totaling $46 million, which have been collateralized with restricted cash that is included in assets on our condensed consolidated balance sheet.
Litigation is subject to uncertainty, and an adverse outcome or settlement of litigation could have a material adverse effect on our results of operations, cash flows or financial position in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 11.
NJOY Acquisition - In March 2023, we entered into a definitive agreement to acquire NJOY for approximately $2.75 billion in cash payable at closing plus up to an additional $500 million in cash payments that are contingent upon regulatory outcomes with respect to certain NJOY products. We have multiple sources of funding for the NJOY Transaction, including our operating cash flows, access to credit markets, committed short-term bank financing and future cash payments from PMI, as discussed below. The completion of the NJOY Transaction is subject to customary closing conditions and is not subject to any financing condition. For further discussion, see Executive Summary - Our Business above.
Altria and PMI Purchase Agreement - In 2022, we entered into an agreement with PMI to, among other things, transition and ultimately conclude our relationship with respect to the IQOS System in the United States. We received a payment of $1.0 billion in 2022 and expect to receive an additional payment of $1.7 billion (plus interest) by July 2023 for a total cash payment of approximately $2.7 billion (plus interest). We expect to use the cash proceeds for several items, which may include investments in pursuit of our Vision, repayment of debt, share repurchases and general corporate purposes.
Equity and Dividends
During the first three months of 2023 and 2022, we paid dividends of $1,683 million and $1,645 million, respectively, an increase of 2.3%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares we repurchased under our share repurchase program. Our current annualized dividend rate is $3.76 per share. In March 2023, we established a new progressive dividend goal that targets mid-single digits dividend growth annually. Future dividend payments remain subject to the discretion of our Board of Directors (“Board of Directors” or “Board”).
For a discussion of our share repurchase programs, see Note 1. Background and Basis of Presentation to our condensed consolidated financial statements in Item 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.
Financial Review
Cash Provided by/Used in Operating Activities
During the first three months of 2023, net cash provided by operating activities was $2,984 million compared with $3,075 million during the first three months of 2022. This decrease was due primarily to lower net revenues.
We had a working capital deficit at March 31, 2023 and December 31, 2022. Our management believes that we have the ability to fund working capital deficits with cash provided by operating activities, borrowings under the Credit Agreement and access to the credit and capital markets.
Cash Provided by/Used in Investing Activities
During the first three months of 2023, net cash used in investing activities was $56 million compared with $34 million during the first three months of 2022. This increase was due primarily to higher capital expenditures and proceeds from finance asset sales in 2022.

Cash Provided by/Used in Financing Activities
During the first three months of 2023, net cash used in financing activities was $3,045 million compared with $2,232 million during the first three months of 2022. This increase was due primarily to the following:
▪repayment of $1.3 billion in full of our 1.000% senior unsecured Euro notes at their scheduled maturity in February 2023; and
▪higher dividends paid in 2023;
partially offset by:
▪repurchases of common stock in 2022.
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
Summarized Balance Sheets
(in millions of dollars)

	Parent		Guarantor
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Assets
Due from Non-Guarantor Subsidiaries	$—	$—	$284	$278
Other current assets	4,330	4,086	794	762
Total current assets	$4,330	$4,086	$1,078	$1,040

Due from Non-Guarantor Subsidiaries	$4,790	$4,790	$—	$—
Other assets	9,327	9,090	1,418	1,435
Total non-current assets	$14,117	$13,880	$1,418	$1,435

Liabilities
Due to Non-Guarantor Subsidiaries	$2,242	$2,342	$997	$912
Other current liabilities	3,332	3,751	5,290	3,925
Total current liabilities	$5,574	$6,093	$6,287	$4,837

Total non-current liabilities	$25,900	$26,591	$629	$633

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Three Months Ended March 31, 2023
	Parent (1)	Guarantor (2)
Net revenues	$—	$4,812
Gross profit	—	2,639
Net earnings (losses)	(10,941)	1,770
(1) For the three months ended March 31, 2023, net earnings (losses) includes $57 million of intercompany interest income and $89 million of interest expense from non-guarantor subsidiaries.
(2) For the three months ended March 31, 2023, net earnings (losses) includes $58 million of intercompany interest income from non-guarantor subsidiaries.
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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could differ materially from those anticipated, estimated or projected. You should bear this in mind as you consider our forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes, including with respect to our ability to achieve our Vision, to differ materially from those contained in, or implied by, any forward-looking statements we made. Any such statement is qualified by reference to the following cautionary statements. We elaborate on these important factors and the risks we face throughout this Form 10-Q, particularly in the “Executive Summary” and “Business Environment” sections preceding our discussion of the operating results of our segments above, in Part II, Item 1A. Risk Factors in this Form 10-Q, and in our other publicly filed reports, including our 2022 Form 10-K. These factors and risks include the following:
▪our inability to anticipate and respond to changes in adult tobacco consumer preferences and purchase behavior;
▪our inability to compete effectively;
▪the growth of the e-vapor category and other innovative tobacco products, including oral nicotine pouches, contributing to reductions in cigarette and MST consumption levels and shipment volume;
▪our failure to commercialize innovative products, including tobacco products that may reduce health risks relative to other tobacco products and appeal to adult tobacco consumers;
▪changes, including in macroeconomic and geopolitical conditions (including inflation), that result in shifts in adult tobacco consumer disposable income and purchasing behavior, including choosing lower-priced and discount brands or products;
▪unfavorable outcomes with respect to litigation proceedings or any governmental investigations;
▪the risks associated with significant federal, state and local government actions, including FDA regulatory actions, and various private sector actions;
▪increases in tobacco product-related taxes;
▪our failure to complete or manage successfully strategic transactions, including the NJOY Transaction and other acquisitions, dispositions, joint ventures and investments in third parties or realize the anticipated benefits of such transactions;
▪significant changes in price, availability or quality of tobacco, other raw materials or component parts, including as a result of changes in macroeconomic, climate and geopolitical conditions;
▪our reliance on a few significant facilities and a small number of key suppliers, distributors and distribution chain service providers and the risks associated with an extended disruption at a facility or in service by a supplier, distributor or distribution chain service provider;

▪the risk that we may be required to write down intangible assets, including trademarks and goodwill, due to impairment;
▪the risk that we could decide, or be required to, recall products;
▪the various risks related to health epidemics and pandemics, such as the COVID-19 pandemic, and the measures that international, federal, state and local governments, agencies, law enforcement and health authorities implement to address them;
▪our inability to attract and retain a highly skilled and diverse workforce due to the decreasing social acceptance of tobacco usage, tobacco control actions and other factors;
▪the risks associated with the various U.S. and foreign laws and regulations to which we are subject due to our international business operations;
▪the risks concerning a challenge to our tax positions, an increase in the income tax rate or other changes to federal or state tax laws;
▪the risks associated with legal and regulatory requirements related to climate change and other environmental sustainability matters;
▪disruption and uncertainty in the credit and capital markets, including risk of losing access to these markets;
▪a downgrade or potential downgrade of our credit ratings;
▪our inability to attract investors due to increasing investor expectations of our performance relating to environmental, social and governance factors;
▪the failure of our, or our key service providers’ or key suppliers’, information systems to function as intended, or cyber-attacks or security breaches;
▪our failure to comply with personal data protection and privacy laws;
▪the risk that the expected benefits of our investment in ABI may not materialize in the expected manner or timeframe or at all, including due to macroeconomic and geopolitical conditions; foreign currency exchange rates; ABI’s business results; ABI’s share price; impairment losses on the value of our investment; our incurrence of additional tax liabilities related to our investment in ABI; and potential reductions in the number of directors that we can have appointed to the ABI board of directors;
▪the risks related to the FTC’s challenge with respect to our former investment in JUUL, which, if successful, could result in a broad range of resolutions, as well as the outcome of certain other related putative class actions; and
▪the risks associated with our investment in Cronos, including legal, regulatory and reputational risks and the risk that the expected benefits of the transaction may not materialize in the expected timeframe or at all.
You should understand that it is not possible to predict or identify all factors and risks. Consequently, you should not consider the foregoing list to be complete. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The fair value of our long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting primarily from changes in market interest rates. The following table provides the fair value of our long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates at March 31, 2023 and December 31, 2022:

(in billions)	March 31, 2023	December 31, 2022
Fair value	$22.6	$22.9
Decrease in fair value from a 1% increase in market interest rates	1.8	1.7
Increase in fair value from a 1% decrease in market interest rates	2.1	2.0
We expect interest rates on borrowings under the Credit Agreement to be based on the Term Secured Overnight Financing Rate, plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s and S&P. The applicable percentage for borrowings under the Credit Agreement at March 31, 2023 was 1.0% based on our long-term senior unsecured debt ratings on that date. At March 31, 2023 and December 31, 2022, we had no borrowings under the Credit Agreement.

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
Item 1A. Risk Factors
Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of our 2022 Form 10-K. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K. We elaborate on these and other risks we face throughout this Form 10-Q, particularly in the “Business Environment” section preceding our discussion of our operating results above in Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Risks Relating to Our Business
Business Operations Risks
Failure to complete or manage strategic transactions, including the NJOY Transaction and other acquisitions, dispositions, joint ventures and investments in third parties, or realize the anticipated benefits of such transactions, could have a material adverse effect on our business, financial position and our ability to achieve our Vision.
We regularly evaluate potential strategic transactions, including acquisitions, dispositions, joint ventures and investments in third parties. Opportunities for strategic transactions may be limited, and the success of any such transaction is dependent upon our ability to complete and realize the expected benefits of the transaction in the expected time frame or at all. Following the completion of a transaction there may be certain financial, managerial, staffing and talent and operational risks, including diversion of management’s attention from existing core businesses, difficulties integrating other businesses into existing operations and other challenges presented by a transaction that does not achieve anticipated sales levels and profitability. We can provide no assurance that we will be able to enter into attractive business relationships or execute and complete strategic transactions on favorable terms or at all or that any such relationships or transactions will improve our competitive position or have the intended financial outcomes. For example, to date, our investments in JUUL and Cronos have not resulted in the economic and competitive advantages expected at the time the investments were made.
In March 2023, we entered into a definitive agreement to acquire NJOY. The NJOY Transaction is subject to a number of closing conditions, including receipt of required regulatory approval, which may not occur or may take longer than expected. We cannot provide any assurance that we will be able to complete the NJOY Transaction or that there will not be a delay in the completion of the NJOY Transaction. In addition, there can be no assurance that, if we complete the NJOY Transaction, we will be able to realize its expected benefits in the expected manner or timeframe, if at all, including due to failure to receive regulatory authorizations, failure to comply with regulatory requirements, prevailing economic, market, regulatory or business conditions, or changes in such conditions, negatively affecting our business and our plans with respect to the e-vapor category and the outcome of any legal proceeding or investigation that may be instituted against the parties or others related to NJOY Transaction.
If the NJOY Transaction or any other acquisition, disposition, joint venture, investment in a third party or other strategic relationship is not successful, there could be a material negative impact on our business, financial position and our ability to achieve our Vision.

Risks Relating to Our Investments in Equity Securities
A challenge concerning our former investment in JUUL, if successful, could result in a broad range of resolutions, including those that could limit our flexibility to pursue future corporate transactions and other investments in the e-vapor space.
In April 2020, the FTC issued an administrative complaint against Altria and JUUL alleging that our 35% investment in JUUL and the associated agreements constituted an unreasonable restraint of trade in violation of Section 1 of the Sherman Act and Section 5 of the FTC Act, and substantially lessened competition in violation of Section 7 of the Clayton Act. In March 2023, we entered into a stock transfer agreement with JUUL pursuant to which, among other things, we transferred to JUUL all of our beneficially owned JUUL equity securities.
Although we have divested our interest in JUUL, the FTC’s administrative complaint remains pending. The FTC seeks a broad range of remedies, including a requirement of FTC approval of future agreements related to the development, manufacture, distribution or sale of e-vapor products, prohibition against any officer or director of either Altria or JUUL serving on the other party’s board of directors or attending meetings of the other party’s board of directors and notice to the FTC in advance of certain corporate actions, including acquisitions, mergers or certain corporate restructurings. The administrative trial was held before an FTC administrative law judge in June 2021. In February 2022, the administrative law judge dismissed the FTC’s complaint. FTC complaint counsel appealed that decision to the FTC Commissioners. Any adverse ruling the FTC Commissioners issue following their review may be appealed to a federal appellate court.
Also, various putative class action lawsuits have been filed against Altria (and in some cases, subsidiaries of Altria) and JUUL. The lawsuits cite the FTC administrative complaint referenced above and allege claims similar to those made by the FTC. Plaintiffs in these lawsuits are seeking various remedies, including treble damages and attorneys’ fees.
A successful challenge by the FTC or the plaintiffs in the lawsuits to our former investment in JUUL could adversely affect us, including by potentially limiting our flexibility to pursue other investments in the e-vapor space.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2023, our Board of Directors authorized a new $1.0 billion share repurchase program, which we expect to complete by December 31, 2023. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our share repurchase activity for each of the three months in the period ended March 31, 2023, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

January 1-31, 2023	—	$—	—	$1,000,000,000
February 1-28, 2023	325,873	$46.54	—	$1,000,000,000
March 1-31, 2023	582	$46.15	—	$1,000,000,000
	326,455	$46.54	—
(1) The total number of shares purchased represents shares withheld in an amount equal to the statutory withholding taxes for vested stock-based awards previously granted to eligible employees.

Item 6. Exhibits

10.1	Form of Restricted Stock Unit Agreement (2023).

10.2	Form of Performance Stock Unit Agreement (2023).

22	Guarantor Subsidiary of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALTRIA GROUP, INC.

/s/ SALVATORE MANCUSO
Salvatore Mancuso
Executive Vice President and
Chief Financial Officer
April 27, 2023