Form 10-Q
period 2023-06-30
ALTRIA GROUP, INC.
filed 2023-08-01
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At July 24, 2023, there were 1,774,609,985 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)
______________________________

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$874	$4,030
Receivables:
Receivable from the sale of IQOS System commercialization rights	1,772	1,721
Other	63	48
Inventories:
Leaf tobacco	599	704
Other raw materials	209	186
Work in process	29	24
Finished product	354	266
	1,191	1,180
Other current assets	438	241
Total current assets	4,338	7,220
Property, plant and equipment, at cost	4,487	4,427
Less accumulated depreciation	2,861	2,819
	1,626	1,608
Goodwill	6,790	5,177
Other intangible assets, net	13,749	12,384
Investments in equity securities ($0 million and $250 million at June 30, 2023 and December 31, 2022, respectively, measured at fair value)	9,643	9,600
Other assets	1,005	965
Total Assets	$37,151	$36,954

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)
________________________________________________

	June 30, 2023	December 31, 2022
Liabilities
Short-term borrowings	$2,000	$—
Current portion of long-term debt	1,121	1,556
Accounts payable	454	552
Accrued liabilities:
Marketing	691	599
Settlement charges	1,562	2,925
Other	1,459	1,299
Deferred gain from the sale of IQOS System commercialization rights	2,700	—
Dividends payable	1,677	1,685
Total current liabilities	11,664	8,616
Long-term debt	24,074	25,124
Deferred income taxes	2,646	2,897
Accrued pension costs	128	133
Accrued postretirement health care costs	1,092	1,083
Deferred gain from the sale of IQOS System commercialization rights	—	2,700
Other liabilities	1,324	324
Total liabilities	40,928	40,877
Contingencies (Note 13)
Stockholders’ Equity (Deficit)
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,880	5,887
Earnings reinvested in the business	30,340	29,792
Accumulated other comprehensive losses	(2,709)	(2,771)
Cost of repurchased stock (1,030,214,027 shares at June 30, 2023 and 1,020,427,195 shares at December 31, 2022)	(38,273)	(37,816)
Total stockholders’ equity (deficit) attributable to Altria	(3,827)	(3,973)
Noncontrolling interests	50	50
Total stockholders’ equity (deficit)	(3,777)	(3,923)
Total Liabilities and Stockholders’ Equity (Deficit)	$37,151	$36,954

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)
_____________________________________

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$12,227	$12,435	$6,508	$6,543
Cost of sales	3,115	3,154	1,681	1,708
Excise taxes on products	2,026	2,242	1,070	1,169
Gross profit	7,086	7,039	3,757	3,666
Marketing, administration and research costs	1,424	1,050	852	561
Operating income	5,662	5,989	2,905	3,105
Interest and other debt expense, net	486	561	257	280
Net periodic benefit income, excluding service cost	(62)	(93)	(31)	(47)
(Income) losses from investments in equity securities	(47)	1,229	(127)	1,263
Loss on Cronos-related financial instruments	—	14	—	4
Earnings before income taxes	5,285	4,278	2,806	1,605
Provision for income taxes	1,381	1,428	689	714
Net earnings	$3,904	$2,850	$2,117	$891
Per share data:
Basic and diluted earnings per share	$2.18	$1.57	$1.19	$0.49

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)
_____________________

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022
Net earnings	$3,904	$2,850	$2,117	$891
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	(11)	31	(5)	16
ABI	66	643	78	565
Currency translation adjustments and other	7	5	(3)	4
Other comprehensive earnings (losses), net of deferred income taxes	62	679	70	585
Comprehensive earnings	$3,966	$3,529	$2,187	$1,476

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Six Months Ended June 30, 2023 and 2022
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2022	$935	$5,887	$29,792	$(2,771)	$(37,816)	$50	$(3,923)
Net earnings	—	—	3,904	—	—	—	3,904
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	62	—	—	62
Stock award activity	—	(7)	—	—	20	—	13
Cash dividends declared ($1.88 per share)	—	—	(3,356)	—	—	—	(3,356)
Repurchases of common stock	—	—	—	—	(472)	—	(472)
Other	—	—	—	—	(5)	—	(5)
Balances, June 30, 2023	$935	$5,880	$30,340	$(2,709)	$(38,273)	$50	$(3,777)

	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2021	$935	$5,857	$30,664	$(3,056)	$(36,006)	$(1,606)
Net earnings	—	—	2,850	—	—	2,850
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	679	—	679
Stock award activity	—	4	—	—	15	19
Cash dividends declared ($1.80 per share)	—	—	(3,262)	—	—	(3,262)
Repurchases of common stock	—	—	—	—	(1,083)	(1,083)
Balances, June 30, 2022	$935	$5,861	$30,252	$(2,377)	$(37,074)	$(2,403)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Three Months Ended June 30, 2023 and 2022
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity (Deficit)
Balances, March 31, 2023	$935	$5,866	$29,898	$(2,779)	$(37,796)	$50	$(3,826)
Net earnings	—	—	2,117	—	—	—	2,117
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	70	—	—	70
Stock award activity	—	14	—	—	—	—	14
Cash dividends declared ($0.94 per share)	—	—	(1,675)	—	—	—	(1,675)
Repurchases of common stock	—	—	—	—	(472)	—	(472)
Other	—	—	—	—	(5)	—	(5)
Balances, June 30, 2023	$935	$5,880	$30,340	$(2,709)	$(38,273)	$50	$(3,777)

	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Total Stockholders’ Equity (Deficit)
Balances, March 31, 2022	$935	$5,848	$30,988	$(2,962)	$(36,569)	$(1,760)
Net earnings	—	—	891	—	—	891
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	585	—	585
Stock award activity	—	13	—	—	2	15
Cash dividends declared ($0.90 per share)	—	—	(1,627)	—	—	(1,627)
Repurchases of common stock	—	—	—	—	(507)	(507)
Balances, June 30, 2022	$935	$5,861	$30,252	$(2,377)	$(37,074)	$(2,403)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)
_____________________

For the Six Months Ended June 30,	2023	2022
Cash Provided by (Used in) Operating Activities
Net earnings	$3,904	$2,850
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	114	109
Deferred income tax provision (benefit)	(406)	20
(Income) losses from investments in equity securities	(47)	1,229
Dividends from ABI	163	104
Loss on Cronos-related financial instruments	—	14
Cash effects of changes: (1)
Receivables	(58)	4
Inventories	9	50
Accounts payable	(82)	(47)
Income taxes	(191)	6
Accrued liabilities and other current assets	187	(177)
Accrued settlement charges	(1,363)	(1,600)
Pension plan contributions	(11)	(8)
Pension and postretirement, net	(63)	(74)
Other, net (2)	952	81
Net cash provided by (used in) operating activities	3,108	2,561
Cash Provided by (Used in) Investing Activities
Capital expenditures	(103)	(83)
Acquisition of NJOY, net of cash acquired	(2,750)	—
Other, net	(5)	(67)
Net cash provided by (used in) investing activities	$(2,858)	$(150)
(1) 2023 amounts are net of the effects from the NJOY Transaction. For further details, see Note 2. Acquisition of NJOY.
(2) 2023 includes $782 million of unrecognized tax benefit from the ordinary loss for cash tax purposes with respect to a portion of our tax basis associated with our former investment in JUUL, which is substantially offset by a corresponding change included in income taxes. For further discussion, see Note 12. Income Taxes.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)
_____________________

For the Six Months Ended June 30,	2023	2022
Cash Provided by (Used in) Financing Activities
Proceeds from short-term borrowings	$2,000	$—
Long-term debt repaid	(1,566)	—
Repurchases of common stock	(472)	(1,083)
Dividends paid on common stock	(3,365)	(3,279)
Other, net	(15)	(11)
Net cash provided by (used in) financing activities	(3,418)	(4,373)
Cash, cash equivalents and restricted cash:
Increase (decrease)	(3,168)	(1,962)
Balance at beginning of period	4,091	4,594
Balance at end of period	$923	$2,632

The following table provides a reconciliation of cash, cash equivalents and restricted cash (1) to the amounts reported on our condensed consolidated balance sheets:
	At June 30, 2023	At December 31, 2022
Cash and cash equivalents	$874	$4,030
Restricted cash included in other current assets	15	15
Restricted cash included in other assets	34	46
Cash, cash equivalents and restricted cash	$923	$4,091
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
▪Background: At June 30, 2023, our wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco products (“MST”) and snus products; Helix Innovations LLC (“Helix”), which operates in the United States and Canada, and Helix Innovations GmbH and its affiliates (“Helix ROW”), which operate internationally in the rest-of-world, are engaged in the manufacture and sale of oral nicotine pouches; and NJOY, LLC (“NJOY”), which is engaged in the manufacture and sale of e-vapor products. Other wholly owned subsidiaries included Altria Group Distribution Company (“AGDC”), which provides sales and distribution services to our domestic tobacco operating companies; and Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs. Our access to the operating cash flows of our wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by our subsidiaries. At June 30, 2023, our significant wholly owned subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
As discussed in Note 2. Acquisition of NJOY, on June 1, 2023, we completed our acquisition of NJOY Holdings, Inc. (“NJOY Holdings”), the parent of NJOY. As a result of the acquisition, NJOY became a wholly owned subsidiary of Altria.
At June 30, 2023, we also owned a 75% economic interest in Horizon Innovations LLC (“Horizon”), a joint venture with Japan Tobacco, Inc., which owned the remaining 25% economic interest. Horizon is structured to exist in perpetuity and is responsible for the U.S. marketing and commercialization of heated tobacco stick products.
In March 2023, we entered into a stock transfer agreement with JUUL Labs, Inc. (“Stock Transfer Agreement”) pursuant to which we transferred to JUUL Labs, Inc. (“JUUL”) all of our beneficially owned JUUL equity securities. In exchange, we received a non-exclusive, irrevocable global license to certain of JUUL’s heated tobacco intellectual property (“JUUL Heated Tobacco IP”). Prior to the exchange, we accounted for our investment in JUUL at fair value.
At June 30, 2023, we had investments in Anheuser-Busch InBev SA/NV (“ABI”) and Cronos Group Inc. (“Cronos”), which we account for under the equity method of accounting using a one-quarter lag.
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
In January 2023, our Board of Directors authorized a new $1.0 billion share repurchase program (the “January 2023 share repurchase program”). At June 30, 2023, we had $528 million remaining under the January 2023 share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our share repurchase activity was as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Total number of shares repurchased	10.4	21.4	10.4	10.1
Aggregate cost of shares repurchased	$472	$1,083	$472	$507
Average price per share of shares repurchased	$45.37	$50.53	$45.37	$50.35
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
On January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”). This guidance updates how an entity recognizes and measures contract assets and contract liabilities acquired in a business combination. Our adoption of ASU No. 2021-08 had no impact on our condensed consolidated financial statements or related disclosures.
Additionally, on January 1, 2023, we adopted ASU 2022-04, Liabilities- Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU No. 2022-04”). This guidance requires that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. At June 30, 2023, our adoption of ASU No. 2022-04 had no material impact on our condensed consolidated financial statements or related disclosures.
For a description of issued accounting guidance applicable to, but not yet adopted by, us, see Note 14. New Accounting Guidance Not Yet Adopted.
Note 2. Acquisition of NJOY
On June 1, 2023, we acquired NJOY Holdings (“NJOY Transaction”), which provided us with full global ownership of NJOY’s e-vapor product portfolio, including NJOY ACE, currently the only pod-based e-vapor product with market authorizations from the U.S. Food and Drug Administration (“FDA”). The total consideration for the NJOY Transaction of $2.9 billion (subject to closing adjustments), consists of $2.75 billion in cash payments (net of cash acquired) that we paid upon closing plus the fair value of up to $500 million in additional cash payments that are contingent on receipt of FDA authorizations with respect to certain NJOY products. The fair value of these contingent payments on the acquisition date and at June 30, 2023 was $130 million, which is included in the total consideration.
We funded the NJOY Transaction cash payments through a combination of a $2.0 billion term loan facility, the issuance of commercial paper and available cash. For further discussion regarding the term loan facility, see Note 11. Debt.
We accounted for this acquisition as a business combination. NJOY’s financial position and results of operations beginning June 1, 2023 have been consolidated with our consolidated financial results and included in the all other category.
The fair value estimates of the assets acquired and liabilities assumed are preliminary and subject to adjustments during the measurement period (up to one year following the acquisition date). The primary areas of accounting for the NJOY Transaction that are not yet finalized relate to the fair value of certain intangible assets acquired, certain contingent liabilities, residual goodwill and any related tax impact. During the measurement period, we will adjust preliminary valuations assigned to assets and liabilities if new information is obtained about facts and circumstances that existed as of the NJOY Transaction date, that, if known, would have resulted in revised values for these items as of that date. The impact of all changes, if any, that do not qualify as measurement period adjustments will be included in current period earnings.

The following amounts represent the preliminary estimates for purchase price allocation to assets acquired and liabilities assumed in the NJOY Transaction, which are expected to be finalized during 2023:

(in millions)
Cash and cash equivalents	$22
Receivables	7
Inventories	19
Other assets	7
Property, plant and equipment	16
Other intangible assets:
Developed technology (amortizable)	1,000
Trademarks (amortizable)	230
Supplier agreements (amortizable)	180
Accounts payable	(7)
Accrued liabilities	(20)
Deferred income taxes	(167)
Total identifiable net assets	1,287
Total consideration	2,900
Goodwill	$1,613
The excess of the total consideration over the identifiable net assets acquired in the NJOY Transaction primarily reflects the value of future growth opportunities in the e-vapor category. None of the goodwill or other intangible assets will be deductible for tax purposes.
The significant assumptions used in determining the preliminary fair values of the identifiable intangible assets included revenue growth rates, profit margins, the assessment of acquired technology life cycles, discount rates, as well as other factors. We determined the preliminary fair values of the identifiable intangibles assets using an income approach. The fair value measurements were primarily based on significant inputs that are not observable in the market, such as discounted cash flow analyses, and thus represent a Level 3 measurement. We amortize the intangible assets over their estimated lives of 13 to 18 years.
In determining the estimated fair value of contingent payments, we made certain judgments, estimates and assumptions, the most significant of which was the likelihood of certain potential regulatory outcomes. Contingent payments are classified in Level 3 of the fair value hierarchy.
Costs incurred for the NJOY Transaction have been and will be recognized as expenses in the period in which the costs are incurred. We incurred $49 million and $41 million for the six and three months ended June 30, 2023, respectively, for acquisition-related costs, consisting primarily of transaction costs and financing fees, which were included in corporate expense and interest and other debt expense, net, respectively, in our condensed consolidated statements of earnings.
Note 3. Revenues from Contracts with Customers
We disaggregate net revenues based on product type. For further discussion, see Note 10. Segment Reporting.
We calculate substantially all cash discounts, offered to customers for prompt payment, as a flat rate per unit based on agreed-upon payment terms and record receivables net of the cash discounts on our condensed consolidated balance sheets.
We record payments received by our businesses in advance of product shipment as deferred revenue. These payments are included in other accrued liabilities on our condensed consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue from contracts with customers was $359 million and $252 million at June 30, 2023 and December 31, 2022, respectively. When cash is received in advance of product shipment, our companies satisfy their performance obligations within three days of receiving payment. At June 30, 2023 and December 31, 2022, there were no differences between amounts recorded as deferred revenue from contracts with customers and amounts subsequently recognized as revenue.
Receivables (excluding receivable from the sale of IQOS System commercialization rights) were $63 million and $48 million at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, there were no expected differences between amounts recorded and subsequently received, and we did not record an allowance for credit losses against these receivables.

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
Note 4. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Smokeable products segment	$99	$99	$2,977	$2,989
Oral tobacco products segment	5,078	5,078	9,081	9,097
Other	1,613	—	1,691	298
Total	$6,790	$5,177	$13,749	$12,384
Other intangible assets consisted of the following:

	June 30, 2023		December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,443	$—	$11,443	$—
Definite-lived intangible assets	2,821	515	1,411	470
Total other intangible assets	$14,264	$515	$12,854	$470
At June 30, 2023, substantially all of our indefinite-lived intangible assets consisted of our trademarks from our 2009 acquisition of UST ($8.8 billion) and 2007 acquisition of Middleton ($2.6 billion). Definite-lived intangible assets, consisting primarily of intellectual property (which includes developed technology), certain cigarette trademarks, e-vapor trademarks, customer relationships and supplier agreements are amortized over a weighted-average period of 18 years. Pre-tax amortization expense for definite-lived intangible assets was $45 million and $35 million for the six months ended June 30, 2023 and 2022, respectively, and $27 million and $18 million for the three months ended June 30, 2023 and 2022, respectively. Our annualized amortization expense, which includes the impact of the NJOY Transaction, for each of the next five years is estimated to be approximately $160 million, assuming no additional transactions occur that require the amortization of intangible assets.
In July 2023, we received the remaining payment of approximately $1.8 billion (including interest) from Philip Morris International Inc. (“PMI”) as part of the agreement with PMI to, among other things, transition and ultimately conclude our relationship with respect to the IQOS Tobacco Heating System (“IQOS System”) in the United States (“Remaining PMI Payment”). In 2022, we received $1.0 billion from PMI upon entering into the agreement. For the six and three months ended June 30, 2023, we recorded interest income related to the Remaining PMI Payment of $51 million and $26 million, respectively, in our condensed consolidated statements of earnings. At June 30, 2023, our condensed consolidated balance sheet included a pre-tax $2.7 billion deferred gain, which we expect to recognize in earnings when we relinquish our rights to the IQOS System effective April 30, 2024.

The changes in goodwill and net carrying amount of intangible assets were as follows:

	For the Six Months Ended June 30, 2023		For the Year Ended December 31, 2022
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Balance at January 1	$5,177	$12,384	$5,177	$12,306
Changes due to:
Acquisitions (1)	1,613	1,410	—	151
Amortization	—	(45)	—	(73)
Balance at end of period	$6,790	$13,749	$5,177	$12,384
(1) 2023 amounts attributable to the NJOY Transaction. For additional information regarding the NJOY Transaction, see Note 2. Acquisition of NJOY. 2022 amounts attributable to certain intellectual property for other tobacco products.
We conduct a required annual review of goodwill and indefinite-lived intangibles for potential impairment, and more frequently if an event occurs or circumstances change that would require us to perform an interim review. There have been no events or changes in circumstances that indicate an interim impairment review was required as of June 30, 2023. We will perform our annual impairment testing during the fourth quarter of 2023.

Note 5. Investments in Equity Securities
The carrying amount of our current and former investments consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
ABI	$9,302	$8,975
Cronos	341	375
JUUL	—	250
Total	$9,643	$9,600
(Income) losses from our current and former investments in equity securities consisted of the following:

	For the Six Months Ended June 30,				For the Three Months Ended June 30,
(in millions)	2023		2022		2023	2022
ABI (1)	$(340)		$(212)		$(135)	$(12)
Cronos (1)	43		186		8	120
(Income) losses from investments under equity method of accounting	(297)		(26)		(127)	108
JUUL	250	(2)	1,255	(3)	—	1,155	(3)
(Income) losses from investments in equity securities	$(47)		$1,229		$(127)	$1,263
(1) Includes our share of amounts recorded by our investees and additional adjustments, if required, related to (i) the conversion from international financial reporting standards to United States generally accepted accounting principles (“GAAP”) and (ii) adjustments to our investments required under the equity method of accounting.
(2) Represents loss as a result of the disposition of our JUUL equity securities discussed below.
(3) Represents the estimated change in fair value. Prior to the disposition of our JUUL equity securities on March 3, 2023, we accounted for our former investment in JUUL as an investment in an equity security measured at fair value.
Investment in ABI
At June 30, 2023, we had an approximate 10% ownership interest in ABI, consisting of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. The Restricted Shares:
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
The fair value of our equity investment in ABI is based on (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets for the Restricted Shares and was classified in Level 2 of the fair value hierarchy. We can convert our Restricted Shares to ordinary shares at our discretion. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share.
The fair value of our equity investment in ABI at June 30, 2023 and December 31, 2022 was $11.2 billion and $11.9 billion, respectively, which exceeded its carrying value of $9.3 billion and $9.0 billion by approximately 20% and 33%, respectively.
Investment in Cronos
At June 30, 2023, we had a 41.1% ownership interest in Cronos, consisting of 156.6 million shares, which we account for under the equity method of accounting. We report our share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for us to record them in the concurrent period.
The fair value of our equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. At December 31, 2022, the fair value of our equity method investment in Cronos exceeded its carrying value by $22 million or approximately 6%.
At June 30, 2023, the fair value of our equity method investment in Cronos was less than its carrying value by $32 million or approximately 9%. Based on our evaluation of the duration and magnitude of the fair value decline, our evaluation of Cronos’s financial condition (including its strong cash position) and near-term prospects, and our intent and ability to hold our investment in Cronos until recovery, we concluded that the decline in fair value of our equity method investment in Cronos below its carrying value is temporary and, therefore, no impairment was recorded.
As part of our investment in Cronos, at June 30, 2023, we also owned anti-dilution protections to purchase Cronos common shares, exercisable each quarter upon dilution, to maintain our ownership percentage. Certain of the anti-dilution protections provide us the ability to purchase additional Cronos common shares at a per share exercise price of Canadian dollar (“CAD”) $16.25 upon the occurrence of specified events (“Fixed-price Preemptive Rights”). The Fixed-price Preemptive Rights had no value at June 30, 2023 and December 31, 2022. Prior to December 2022, we also owned a warrant providing us the ability to purchase an additional approximate 10% of common shares of Cronos at a per share exercise price of CAD $19.00, which would have expired on March 8, 2023. In December 2022, we irrevocably abandoned the Cronos warrant.
Former Investment in JUUL
In March 2023, we entered into the Stock Transfer Agreement with JUUL pursuant to which, among other things, we transferred to JUUL all of our beneficially owned JUUL equity securities. Concurrently with and in connection with the execution of the Stock Transfer Agreement, JUUL entered into an agreement with us that provides us with a non-exclusive, irrevocable global license to certain of the JUUL Heated Tobacco IP. In addition, all other agreements between us, on the one hand, and JUUL, on the other hand, were terminated or we were removed as parties thereto, other than certain litigation-related agreements and a license agreement relating to our non-trademark licensable intellectual property rights in the e-vapor field, which remain in force solely with respect to our e-vapor intellectual property as of or prior to March 3, 2023.
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
In April 2020, the U.S. Federal Trade Commission (“FTC”) issued an administrative complaint challenging our former investment in JUUL. In June 2023, the FTC issued an order dismissing its complaint, which concluded the matter. For further discussion, see Note 13. Contingencies - Antitrust Litigation.

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
At June 30, 2023 and December 31, 2022, we had no outstanding foreign currency contracts. When we have foreign currency contracts in effect, counterparties are domestic and international financial institutions. Under these contracts, we are exposed to potential losses in the event of non-performance by these counterparties. We manage our credit risk by entering into transactions with counterparties that have investment grade credit ratings, limiting the amount of exposure we have with each counterparty and monitoring the financial condition of each counterparty. The counterparty agreements contain provisions that require us to maintain an investment grade credit rating. In the event our credit rating falls below investment grade, counterparties to our foreign currency contracts can require us to post collateral.
The aggregate carrying value and fair value of our total long-term debt were as follows:

(in millions)	June 30, 2023	December 31, 2022
Carrying value	$25,195	$26,680
Fair value	22,281	22,928
Foreign currency denominated debt included in long-term debt:
Carrying value	3,263	4,540
Fair value	2,969	4,165
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
We recognized pre-tax (gains) losses of our net investment hedges of $69 million and $(375) million for the six months ended June 30, 2023 and 2022, respectively, and $21 million and $(247) million for the three months ended June 30, 2023 and 2022, respectively, in accumulated other comprehensive losses.
Note 7. Benefit Plans
Components of Net Periodic Benefit Cost (Income)
Net periodic benefit cost (income) consisted of the following:

	Pension		Postretirement		Pension		Postretirement
	For the Six Months Ended June 30,				For the Three Months Ended June 30,
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$20	$32	$8	$10	$11	$17	$4	$5
Interest cost	166	104	34	20	83	52	17	10
Expected return on plan assets	(243)	(247)	(4)	(6)	(122)	(124)	(2)	(3)
Amortization:
Net loss	2	48	—	8	1	24	—	4
Prior service cost (credit)	3	3	(20)	(23)	2	1	(10)	(11)
Net periodic benefit cost (income)	$(52)	$(60)	$18	$9	$(25)	$(30)	$9	$5
Employer Contributions
We make contributions to our pension plans to the extent that the contributions are tax deductible and pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. We made employer contributions of $11 million to our pension plans and did not make any contributions to our postretirement plans during the six months ended June 30, 2023. Currently, we anticipate making additional employer contributions of up to approximately $20 million to our pension plans and $30 million to our postretirement plans in 2023. However, the foregoing estimates of 2023 contributions to our pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates, as well as asset performance significantly above or below the assumed long-term rate of return for each respective plan.
Note 8. Earnings per Share
We calculated basic and diluted earnings per share (“EPS”) using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net earnings	$3,904	$2,850	$2,117	$891
Less: Distributed and undistributed earnings attributable to share-based awards	(7)	(6)	(4)	(2)
Earnings for basic and diluted EPS	$3,897	$2,844	$2,113	$889

Weighted-average shares for basic and diluted EPS	1,784	1,813	1,782	1,809
Note 9. Other Comprehensive Earnings/Losses
Changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria were as follows:

	For the Six Months Ended June 30, 2023
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2022	$(1,436)	$(1,369)		$34	$(2,771)

Other comprehensive earnings (losses) before reclassifications	—	72		7	79
Deferred income taxes	—	(13)		—	(13)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	59		7	66

Amounts reclassified to net earnings	(14)	9		—	(5)
Deferred income taxes	3	(2)		—	1
Amounts reclassified to net earnings, net of deferred income taxes	(11)	7		—	(4)

Other comprehensive earnings (losses), net of deferred income taxes	(11)	66	(1)	7	62

Balances, June 30, 2023	$(1,447)	$(1,303)		$41	$(2,709)

	For the Three Months Ended June 30, 2023
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, March 31, 2023	$(1,442)	$(1,381)		$44	$(2,779)

Other comprehensive earnings (losses) before reclassifications	—	90		(3)	87
Deferred income taxes	—	(18)		—	(18)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	72		(3)	69

Amounts reclassified to net earnings	(6)	8		—	2
Deferred income taxes	1	(2)		—	(1)
Amounts reclassified to net earnings, net of deferred income taxes	(5)	6		—	1

Other comprehensive earnings (losses), net of deferred income taxes	(5)	78	(1)	(3)	70

Balances, June 30, 2023	$(1,447)	$(1,303)		$41	$(2,709)

	For the Six Months Ended June 30, 2022
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2021	$(1,612)	$(1,512)		$68	$(3,056)

Other comprehensive earnings (losses) before reclassifications	—	884		5	889
Deferred income taxes	—	(195)		—	(195)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	689		5	694

Amounts reclassified to net earnings	41	(58)		—	(17)
Deferred income taxes	(10)	12		—	2
Amounts reclassified to net earnings, net of deferred income taxes	31	(46)		—	(15)

Other comprehensive earnings (losses), net of deferred income taxes	31	643	(1)	5	679

Balances, June 30, 2022	$(1,581)	$(869)		$73	$(2,377)

	For the Three Months Ended June 30, 2022
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, March 31, 2022	$(1,597)	$(1,434)		$69	$(2,962)

Other comprehensive earnings (losses) before reclassifications	—	746		4	750
Deferred income taxes	—	(163)		—	(163)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	583		4	587

Amounts reclassified to net earnings	20	(23)		—	(3)
Deferred income taxes	(4)	5		—	1
Amounts reclassified to net earnings, net of deferred income taxes	16	(18)		—	(2)

Other comprehensive earnings (losses), net of deferred income taxes	16	565	(1)	4	585

Balances, June 30, 2022	$(1,581)	$(869)		$73	$(2,377)
(1) Primarily reflects our share of ABI’s currency translation adjustments and the impact of our designated net investment hedges related to our equity investment in ABI. For further discussion of designated net investment hedges, see Note 6. Financial Instruments.
Pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2023	2022	2023	2022
Benefit Plans: (1)
Net loss	$3	$61	$2	$30
Prior service cost/credit	(17)	(20)	(8)	(10)
	(14)	41	(6)	20
ABI (2)	9	(58)	8	(23)
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$(5)	$(17)	$2	$(3)
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 7. Benefit Plans.
(2) Amounts are included in (income) losses from investments in equity securities. For further information, see Note 5. Investments in Equity Securities.
Note 10. Segment Reporting
At June 30, 2023 our reportable segments were smokeable products and oral tobacco products, which include (i) smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA, and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; and (ii) oral tobacco products, consisting of MST and snus products manufactured and sold by USSTC, and oral nicotine pouches manufactured and sold by Helix.
The all other category included (i) the financial results of NJOY (beginning June 1, 2023); (ii) Helix ROW; (iii) our former financial services business, which completed the wind-down of its portfolio of finance assets in 2022; and (iv) the IQOS System heated tobacco business.
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

Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net revenues:
Smokeable products	$10,910	$11,138	$5,820	$5,873
Oral tobacco products	1,308	1,278	680	665
All other	9	19	8	5
Net revenues	$12,227	$12,435	$6,508	$6,543
Earnings before income taxes:
OCI:
Smokeable products	$5,349	$5,321	$2,846	$2,762
Oral tobacco products	859	837	443	430
All other	(13)	(20)	(4)	(15)
Amortization of intangibles	(45)	(35)	(27)	(18)
General corporate expenses	(488)	(114)	(353)	(54)
Operating income	5,662	5,989	2,905	3,105
Interest and other debt expense, net	486	561	257	280
Net periodic benefit income, excluding service cost	(62)	(93)	(31)	(47)
(Income) losses from investments in equity securities	(47)	1,229	(127)	1,263
Loss on Cronos-related financial instruments	—	14	—	4
Earnings before income taxes	$5,285	$4,278	$2,806	$1,605
The comparability of OCI for our reportable segments was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: We recorded pre-tax income for NPM adjustment items of $60 million for the six months ended June 30, 2022 in our smokeable products segment. We recorded these items as reductions to cost of sales in our condensed consolidated statement of earnings, which resulted in increased OCI in our smokeable products segment. NPM adjustment items result from the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation in Note 13. Contingencies).
▪Tobacco and Health and Certain Other Litigation Items: We recorded pre-tax charges related to tobacco and health and certain other litigation items as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2023	2022	2023	2022
Smokeable products segment	$52	$50	$40	$38
General corporate expenses	338	7	240	7
Interest and other debt expense, net	11	1	10	1
Total	$401	$58	$290	$46
We recorded the amounts shown in the table above for the smokeable products segment and general corporate expenses in marketing, administration and research costs in our condensed consolidated statements of earnings. For further discussion, see Note 13. Contingencies.
Note 11. Debt
Short-term Borrowings and Borrowing Arrangements
At June 30, 2023, we had $2.0 billion in short-term borrowings resulting from a term loan facility. At December 31, 2022, we had no short-term borrowings.
In June 2023, we entered into a $2.0 billion term loan facility and borrowed the full amount available to fund a portion of the cash payments at the closing of the NJOY Transaction. In July 2023, upon receipt of the Remaining PMI Payment, we repaid the term loan facility in full. For additional information regarding the NJOY Transaction and the Remaining PMI Payment, see Note 2. Acquisition of NJOY and Note 4. Goodwill and Other Intangible Assets, net, respectively.
We have a $3.0 billion senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”), which is used for general corporate purposes and expires on August 1, 2025.
At June 30, 2023, we had availability under the Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion.
Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt. We expect interest rates on borrowings under the Credit Agreement to be based on the Term Secured Overnight Financing Rate plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s Investors Service, Inc. and Standard & Poor’s Financial Services LLC. The applicable percentage for borrowings under the Credit Agreement at June 30, 2023 was 1.0% based on our long-term senior unsecured debt ratings on that date. The Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral.
The Credit Agreement includes various covenants, one of which requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At June 30, 2023, we were in compliance with our covenants in the Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the Credit Agreement, include certain adjustments.
Any commercial paper issued by us and borrowings under the Credit Agreement are guaranteed by PM USA.
Long-term Debt
The aggregate carrying value of our total long-term debt at June 30, 2023 and December 31, 2022 was $25.2 billion and $26.7 billion, respectively.
In May 2023, we repaid in full our 2.950% senior unsecured notes in the aggregate principal amount of $218 million at maturity. In addition, during the first quarter of 2023, we repaid in full our 1.000% senior unsecured Euro notes in the aggregate principal amount of $1.3 billion (€1.25 billion) at maturity.
At June 30, 2023 and December 31, 2022, accrued interest on our total debt of $368 million and $411 million, respectively, was included in other accrued liabilities on our condensed consolidated balance sheets.
For a discussion of the fair value of our long-term debt and the designation of our Euro denominated senior unsecured notes as a net investment hedge of our investment in ABI, see Note 6. Financial Instruments.
Note 12. Income Taxes
In August 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act that became effective January 1, 2023. The main provisions of the Inflation Reduction Act that impact us are: (i) a 15% corporate alternative minimum tax (“Corporate AMT”) and (ii) a 1% excise tax on share repurchases, which is recorded in equity on our consolidated statements of stockholders’ equity (deficit).
We are considered an “applicable corporation” for purposes of Corporate AMT. We expect our regular federal income tax liability will generally exceed our Corporate AMT liability; however, certain unique circumstances may result in our Corporate AMT liability exceeding our regular federal income tax liability, including when tax losses are reported in a different year than book losses.
Earnings before income taxes, provision for income taxes and income tax rates consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2023	2022	2023	2022
Earnings before income taxes	$5,285	$4,278	$2,806	$1,605
Provision for income taxes	1,381	1,428	689	714
Income tax rate	26.1%	33.4%	24.6%	44.5%
Our income tax rate for the six months ended June 30, 2023 differs from the U.S. federal statutory rate of 21%, due primarily to state tax expense and a valuation allowance recorded against a deferred tax asset related to the disposition of our former investment in JUUL. Our income tax rate for the three months ended June 30, 2023 differs from the U.S. federal statutory rate of 21%, due primarily to state tax expense.

Our income tax rates for the six and three months ended June 30, 2022 differ from the U.S. federal statutory rate of 21%, due primarily to a valuation allowance recorded against a deferred tax asset related to the decreases in the estimated fair value of our former investment in JUUL.
We are subject to income taxation in many jurisdictions. Unrecognized tax benefits reflect the differences between tax positions we have taken or expect to take on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within our control.
For the year ending December 31, 2023, we expect to recognize an approximate $6.5 billion ordinary loss for cash tax purposes with respect to a portion of our tax basis associated with our former investment in JUUL. For financial statement purposes, we expect to fully reserve for the tax benefit associated with this ordinary loss by recording an unrecognized tax benefit of approximately $1.6 billion in 2023 on a pro-rata basis, pending the IRS’s review of our tax position. For the six months ended June 30, 2023, we recognized a pro-rata portion of this ordinary loss, which resulted in a tax benefit of $760 million and a reduction to our current income taxes payable. For the six months ended June 30, 2023, we also recognized a $782 million increase in a long-term liability for unrecognized tax benefits related to this tax position, partially offset by a $22 million deferred federal benefit for state taxes. There was no impact to our condensed consolidated statement of earnings for the six and three months ended June 30, 2023. For further discussion of our former investment in JUUL, see Note 5. Investments in Equity Securities.
At June 30, 2023, our total unrecognized tax benefits were $842 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at June 30, 2023, was $35 million, along with $807 million affecting deferred taxes. The amount of unrecognized tax benefit that, if recognized, would impact the effective tax rate at December 31, 2022, was $44 million, along with $25 million affecting deferred taxes. Unrecognized tax benefits increased by $773 million from December 31, 2022 due primarily to the tax position established with respect to the character of losses from our former investment in JUUL as discussed above.
As a result of the recognition of the approximate $6.5 billion ordinary loss for cash tax purposes discussed above, we expect to be subject to Corporate AMT in 2023.
The following chart provides a reconciliation of the beginning and ending valuation allowances for the six months ended June 30, 2023:

(in millions)
Balance at beginning of year	$2,800
Additions to valuation allowance charged to income tax expense	74
Releases to valuation allowance credited to income tax benefit	(4)
Foreign currency translation	(1)
Additions to valuation allowance due to NJOY Transaction (no impact to earnings)	12
Reductions to valuation allowance offset to deferred tax asset (no impact to earnings)	(663)
Balance at end of period	$2,218
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
For the six months ended June 30, 2023, we reduced the deferred tax asset and corresponding valuation allowance for the portion of our JUUL capital losses that is now part of our tax basis in the shares of a foreign subsidiary. This outside basis difference of the foreign subsidiary is not recognized as a deferred tax asset since we do not expect the temporary difference to reverse in the foreseeable future. The cumulative valuation allowance at June 30, 2023 was primarily attributable to deferred tax assets recorded in connection with the portion of our JUUL capital losses that is now included in our tax basis in the shares of a domestic subsidiary and our investment in Cronos.
Note 13. Contingencies
Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria and certain of our subsidiaries, including PM USA and USSTC, as well as our indemnitees. Various types of claims may be raised in these proceedings, including product liability, unfair trade practices, antitrust, income tax liability, contraband shipments, patent infringement, employment matters, claims alleging violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), claims for contribution and claims of competitors, shareholders or distributors. Legislative action, such as changes to tort law, also may expand the types of claims and remedies available to plaintiffs.
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

Judgments Paid and Provisions for Tobacco and Health (Including Engle Progeny Litigation) and Certain Other Litigation Items: The changes in our accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2023	2022	2023	2022
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$71	$91	$171	$—
Pre-tax charges for:
Tobacco and health and certain other litigation (1)	52	50	40	38
Shareholder derivative lawsuits (2)	98	7	—	7
JUUL-related settlements (3)	240	—	240	—
Related interest costs	11	1	10	1
Payments	(91)	(124)	(80)	(21)
Accrued liability for tobacco and health and certain other litigation items at end of period	$381	$25	$381	$25
(1) Includes judgments, settlements and fee disputes associated with tobacco and health and certain other litigation.
(2) See Shareholder Class Action and Shareholder Derivative Lawsuits - Federal and State Shareholder Derivative Lawsuits below for a discussion of the settlement of the federal and state shareholder derivative lawsuits.
(3) Includes the settlement of certain e-vapor product litigation relating to JUUL e-vapor products and the e-vapor product litigation brought by the Minnesota attorney general. See E-vapor Product Litigation below for a discussion of these settlements.
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
After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $1 billion and interest totaling approximately $241 million as of June 30, 2023. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $438 million and related interest totaling approximately $60 million.
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of June 30, 2023, PM USA has posted appeal bonds totaling approximately $34 million, which have been collateralized with restricted cash and are included in assets on our condensed consolidated balance sheets.
Overview of Tobacco-Related Litigation
Types and Number of U.S. Cases: Claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs; (ii) health care cost recovery cases brought by governmental (both domestic and foreign) plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits; (iii) e-vapor cases alleging violation of RICO, fraud, failure to warn, design defect, negligence, antitrust, patent infringement and unfair trade practices; and (iv) other tobacco-related litigation described below. Plaintiffs’ theories of recovery and the defenses raised in tobacco-related litigation are discussed below.

The table below lists the number of certain tobacco-related cases pending in the United States against us as of:

	July 27, 2023	July 25, 2022	July 26, 2021
Individual Smoking and Health Cases (1)	171	162	169
Health Care Cost Recovery Actions (2)	1	1	1
E-vapor Cases (3)	5,326	4,030	2,626
Other Tobacco-Related Cases (4)	3	3	3
(1) Includes as of July 27, 2023, 18 cases filed in Illinois, 18 cases filed in New Mexico, 52 cases filed in Massachusetts and 46 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle class (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,390 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages but prohibited them from seeking punitive damages. Class members were prohibited from filing individual lawsuits after 2000 under the court-approved settlement.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) Includes as of July 27, 2023, 57 class action lawsuits, 3,736 individual lawsuits and 1,506 “third party” lawsuits relating to the Multidistrict Litigation discussed under E-vapor Product Litigation below. The 57 class action lawsuits include 32 cases in the Northern District of California involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons. In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits. Also includes three patent infringement lawsuits filed against us and certain of our affiliates. For further discussion of the pending Multidistrict Litigation settlement and patent infringement litigation, see E-vapor Product Litigation below.
(4) Includes as of July 27, 2023, one inactive smoking and health case alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.
International Tobacco-Related Cases: As of July 27, 2023, (i) Altria is named as a defendant in three e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement (defined below) between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of July 27, 2023, two Engle progeny cases, three individual smoking and health cases and no e-vapor cases are set for trial through September 30, 2023. Trial dates are subject to change.
Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 76 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 47 of the 76 cases. These 47 cases were tried in Alaska (1), California (7), Connecticut (1), Florida (10), Louisiana (1), Massachusetts (6), Mississippi (1), Missouri (4), New Hampshire (1), New Mexico (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (2), Rhode Island (1), Tennessee (2) and West Virginia (2). One case in Massachusetts, Main, where the verdict was initially returned in favor of PM USA, was reversed on appeal and remanded for a new trial.
Of the 29 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 25 have reached final resolution.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of July 27, 2023.
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

Deswert: In May 2023, a jury in a Pennsylvania state court returned a verdict in favor of plaintiff and against PM USA, awarding less than $1 million in compensatory damages and allocating 50% of the fault to PM USA. Despite the comparative fault, the compensatory damages award will not be reduced due to the jury’s finding of strict liability on the part of PM USA. Plaintiff’s claim for punitive damages was dismissed prior to the trial. In lieu of appealing the trial court’s verdict, we settled plaintiff’s claims in July 2023 and recorded a pre-tax charge of less than $1 million in the third quarter of 2023.
Woodley: In February 2023, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA, awarding $5 million in compensatory damages. There was no claim for punitive damages. Following the denial of PM USA’s post-trial motions, PM USA appealed the judgment to the Appeals Court of Massachusetts, and the appeal remains pending.
Fontaine: In September 2022, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA, awarding approximately $8 million in compensatory damages and $1 billion in punitive damages. We have filed post-trial motions challenging the award and will, if necessary, appeal.
Greene: In September 2019, a jury in a Massachusetts state court returned a verdict in favor of plaintiffs and against PM USA, awarding approximately $10 million in compensatory damages. In May 2020, the court ruled on plaintiffs’ remaining claim and trebled the compensatory damages award to approximately $30 million. In February 2021, the trial court awarded plaintiffs attorneys’ fees and costs in the amount of approximately $2.3 million. PM USA appealed the judgment, and, in May 2023, the Massachusetts Supreme Judicial Court affirmed the trial court judgment and orders denying PM USA’s post-trial motions, concluding the case. We recorded a pre-tax charge of approximately $48 million and paid the recorded amount in the second quarter of 2023.
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of July 27, 2023, approximately 461 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 599 state court plaintiffs. Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. The 2015 federal Engle agreement resolved nearly all Engle progeny cases pending in federal court as of the date of the agreement, and each case excluded from that agreement subsequently has been resolved.
Engle Progeny Trial Results: As of July 27, 2023, 144 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Seventy-eight verdicts were returned in favor of plaintiffs, and four verdicts (Calloway, Oshinsky-Blacker, McCoy and Mahfuz) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending. In Kaplan (McLaughlin), the punitive damages award was vacated on appeal and remanded for a new trial. In Sommers, plaintiff appealed a jury verdict awarding only compensatory damages. The Third District Court of Appeal affirmed the award and remanded for a new trial on entitlement to punitive damages and amount. On remand, the trial court granted PM USA’s motion for summary judgment and entered final judgment dismissing the plaintiff’s punitive damages claim with prejudice, and plaintiff has appealed.
Fifty-nine verdicts were returned in favor of PM USA, of which 49 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of July 27, 2023. The jury in one case, Garcia, awarded plaintiff compensatory damages and found plaintiff was entitled to punitive damages; however, the court declared a mistrial in the second phase of the trial regarding punitive damages because the jury was unable to determine the amount of the punitive damages. Following appeals by the plaintiff and PM USA, the appellate court in Garcia affirmed the compensatory damages judgment against PM USA and granted a new trial with respect to punitive damages. The plaintiff in Garcia subsequently filed a motion to voluntarily dismiss the punitive damages claim and to enter final judgment on the compensatory damages claim, which the court granted. Three verdicts (Cohen, Collar and Chacon) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case decided to award plaintiffs damages. Two cases, Pollari and Neff, resulted in verdicts in favor of PM USA following a retrial of initial verdicts returned in favor of plaintiff. In Pollari, plaintiff and defendants appealed the verdict and the appellate court affirmed the judgment in favor of the defendants. In Neff, plaintiff filed a motion for a new trial, which is pending. Three cases, Gloger, Rintoul (Caprio) and Duignan, resulted in verdicts in favor of plaintiffs following retrial of initial verdicts returned in favor of plaintiffs. In Duignan, plaintiff’s motion for a rehearing with respect to the appellate court’s decision reversing the judgment against defendants on certain claims, vacating the punitive damages judgment and reducing the compensatory damages judgment based on plaintiff’s comparative fault remains pending. The verdicts in the retrials in Gloger and Rintoul (Caprio) were reversed upon appeal and remanded for new trials. Two cases, Freeman and Harris, resulted in an appellate reversal of a jury verdict in favor of plaintiff, and a judgment in favor of PM USA. One case, R. Douglas, was dismissed with prejudice following a verdict in favor of plaintiff.
The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of July 27, 2023 where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated, and the second chart lists cases that have concluded in the past 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.
References below to “R.J. Reynolds,” “Lorillard” and “Liggett Group” are to R.J. Reynolds Tobacco Company, Lorillard Tobacco Company and Liggett Group, LLC, respectively.
Currently Pending Engle Cases with Verdicts Against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status
Hoffman	January 2023	PM USA	Miami-Dade	$5 million ($3 million PM USA)	$0	Appeal by defendant to Third District Court of Appeal pending.
Levine	September 2022	PM USA and R.J. Reynolds	Miami-Dade	$1 million	$0	Appeals by defendants and plaintiff to the Third District Court of Appeal pending.
Schertzer	April 2022	PM USA and R.J. Reynolds	Miami-Dade	$3 million	$0	Appeal by defendants to the Third District Court of Appeal pending.
Lipp	September 2021	PM USA	Miami-Dade	$15 million	$28 million	Appeal by defendant to the Third District Court of Appeal pending.
Garcia	May 2021	PM USA	Miami-Dade	$6 million ($3 million PM USA)	$0	Appeal by defendant to the Third District Court of Appeal pending.
Duignan	February 2020 (2)	PM USA and R.J. Reynolds	Pinellas	$3 million ($1 million PM USA)	$0
The Second District Court of Appeal vacated the final judgment entered in plaintiff’s favor following retrial, vacated the punitive damages judgment, directed the trial court to apply the jury’s comparative fault assessments to the compensatory damages verdict and ordered the trial court to set aside the jury’s findings on plaintiff’s fraud claims. In June 2023, plaintiff filed a motion for reconsideration, which is pending.

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	$0	New trial on punitive damages is set for September 2023.
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Third District Court of Appeal has received supplemental briefing in accordance with the decision in Prentice (3).
Kaplan (McLaughlin)	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$0
Florida Supreme Court vacated the punitive damages award in accordance with the decision in Sheffield (3). The Fourth District Court of Appeal affirmed the compensatory damages award and granted a new trial on punitive damages.

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
As of July 27, 2023, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to us) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the United States). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
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
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida,

Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million; these quarterly payments are expected to end in 2024. For the three months ended June 30, 2023 and 2022, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1 billion for each period. For the six months ended June 30, 2023 and 2022, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.9 billion for each period. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
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
Settlements of NPM Adjustment Disputes.
▪Multi-State Settlement. By the end of 2018, a total of 36 MSA states and territories had entered the multi-state settlement of NPM Adjustment disputes to which PM USA is a party. Of these 36 states and territories, 35 entered settlement through 2022, and one state entered settlement through 2024. In March 2022, Illinois joined the multi-state settlement, settling the NPM Adjustment disputes through 2028 and bringing the total number of states and territories that have joined the multi-state settlement to 37. As a result, PM USA will receive approximately $80 million for 2004-2021 ($20 million of which relates to the 2019-2021 “transition years”). In connection with this development for Illinois, PM USA recorded $80 million as a reduction in cost of sales in the first quarter of 2022. Pursuant to the multi-state settlement, PM USA has received $1.24 billion since the first group of states entered the NPM Adjustment dispute settlement in 2014 and expects to receive approximately $325 million in credits to offset PM USA’s MSA payments through 2036.
▪New York Settlement. In 2015, PM USA entered into a separate NPM Adjustment settlement with New York in which PM USA settled the NPM Adjustment disputes with New York in perpetuity. PM USA has received $503 million pursuant to the New York settlement and expects to receive annual credits applied against the MSA payments due to New York going forward.
▪Montana Settlement. In 2020, PM USA entered into a separate NPM Adjustment settlement with Montana in which PM USA settled the NPM Adjustment disputes with Montana through 2030. This settlement resulted in a payment by PM USA of $4 million.
Continuing NPM Adjustment Disputes with States That Have Not Settled.
▪2004 NPM Adjustment. The PMs and the nine states that have not settled the NPM Adjustment disputes participated in a multi-state arbitration of NPM Adjustment disputes for 2004. A tenth state, Illinois, also participated in the arbitration, but joined the multi-state settlement after the arbitration panel issued its decisions described below. The arbitration panels issued decisions finding that three states, Missouri, New Mexico and Washington, were not diligent in their enforcement of their escrow statutes in 2004 and, therefore, are subject to the NPM adjustment for 2004. The arbitration panels further found that the remaining seven states were diligent in their enforcement and, therefore, are not subject to the NPM adjustment for 2004. PM USA received approximately $52 million on account of the 2004 NPM Adjustment as a credit against its April 2023 MSA payment. Washington, Missouri and New Mexico have challenged those determinations in their respective state courts and with the arbitration panels, and several issues remain to be resolved by the courts that may affect the final amount of the 2004 NPM adjustment PM USA and other PMs will receive. PM USA had recorded $21 million and $3 million as a reduction in cost of sales in the third quarter of 2021 and fourth quarter of 2022, respectively, for its estimate of the minimum principal amount of the 2004 NPM Adjustment it received. PM USA had recorded $23 million and $5 million as interest income in the third quarter of 2021 and fourth quarter of 2022, respectively, for its estimate of the interest amount it received in connection with the 2004 NPM Adjustment.
▪2005-2007 NPM Adjustments. The PMs and the nine states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005-2007, for eight of the nine states, and one year, 2005, for one state. As of July 27, 2023, no decisions have resulted from the arbitration.
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
In May 2023, PM USA and R.J. Reynolds filed a motion in the United States District Court for the Eastern District of Texas seeking to enforce the Texas State Settlement Agreement against the State of Texas concerning the same tax rate issue raised by the State of Mississippi. The State of Texas filed a cross-motion to enforce, and the matter remains pending in the trial court.
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
In June 2020, the U.S. government filed a motion with the district court asking for clarification as to whether the court-ordered injunction that applies to cigarettes discussed above also applies to HeatSticks, a heated tobacco product used with the IQOS System. In August 2020, we filed an opposition to the government’s motion and, in the alternative, a motion to modify the injunction to make clear it does not apply to HeatSticks. In July 2023, the district court ruled that HeatSticks are cigarettes subject to the court ordered injunction. The district court also ruled that PM USA can make FDA authorized reduced exposure claims about HeatSticks.
E-vapor Product Litigation
As of July 27, 2023, we are defendants in 57 class action lawsuits, 3,736 individual lawsuits and 1,506 “third party” lawsuits relating to JUUL e-vapor products, which include school districts, state and local governments and tribal and healthcare organization lawsuits. We refer to this litigation collectively as the “Multidistrict Litigation.” The 57 class action lawsuits include 32 cases involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons. Three of the class action lawsuits are pending in Canada. The theories of recovery in the Multidistrict Litigation include violation of RICO, fraud, failure to warn, design defect, negligence and unfair trade practices. Plaintiffs seek various remedies, including compensatory and punitive damages, restitution or remediation (for plaintiffs that are government entities) and an injunction prohibiting product sales.
An additional group of cases is pending in California state courts. In January 2020, the Judicial Council of California determined that this group of cases was appropriate for coordination and assigned the group to the Superior Court of California, Los Angeles County, for pretrial purposes.
In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits as well as the group of cases pending in a consolidated California state court proceeding for $235 million. The settlement applies to all of the Multidistrict Litigation except 35 “third party” cases brought by Native American tribes and the three class action lawsuits pending in Canada. The settlement also does not apply to the cases brought by the attorneys general of Alaska, Hawaii and New Mexico, discussed below, or 17 putative class actions antitrust lawsuits. For a description of the antitrust cases not subject to the settlement, see Antitrust Litigation below. The settlement remains subject to the parties entering into one or more final settlement agreements approved by the relevant courts.
Four of the “third party” lawsuits noted above against us and JUUL were initiated, individually, by the attorneys general of Alaska, Hawaii, Minnesota and New Mexico alleging violations of state consumer protection and other similar laws. We filed motions to dismiss the lawsuits. In Alaska, Hawaii and Minnesota, the motions were denied in February 2022, May 2021 and June 2021, respectively. Our motion to dismiss remains pending in New Mexico. In the Alaska lawsuit, although the trial court declined to dismiss most of the plaintiff’s claims, the trial court did dismiss plaintiff’s public nuisance claim. In April 2023, we agreed to settle the Minnesota lawsuit for an immaterial amount. The trial courts in the Alaska and Hawaii lawsuits have set the trials for April 2024 and February 2024, respectively. As of July 27, 2023, the trial court in New Mexico has not set a trial date.
In May 2023, Fuma International LLC filed a lawsuit against Altria and our affiliates Nu Mark LLC (“Nu Mark”), AGDC, ALCS and NJOY in the United States District Court for the Eastern District of Virginia asserting claims of patent infringement based on the sale of various Nu Mark and NJOY products, including NJOY ACE, in the United States. Plaintiff seeks various remedies, including permanent injunctive relief, treble damages and attorneys’ fees.
In June 2023, JUUL and VMR Products LLC filed a lawsuit against Altria and our affiliates AGDC, ALCS, NJOY Holdings and NJOY in the United States District Court for the District of Arizona asserting claims of patent infringement based on the sale of NJOY ACE in the United States. Plaintiffs seek various remedies, including damages and an injunction on sales of NJOY ACE.
Also in June 2023, the same plaintiffs filed a related action against the same defendants with the U.S. International Trade Commission (“ITC”). There, the plaintiffs also allege patent infringement, but the remedies sought include a prohibition on the importation of NJOY ACE into the United States. No damages are recoverable in the proceedings before the ITC.
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
PM USA, ALCS and Philip Morris Products S.A. filed counterclaims against plaintiffs in the Eastern District of Virginia lawsuit alleging patent infringement by R.J. Reynolds’ e-vapor products. In June 2022, PM USA and ALCS reached an agreement with R.J. Reynolds resulting in dismissal of their counterclaims. In addition, ALCS filed a separate lawsuit against R.J. Reynolds in the U.S. District Court for the Middle District of North Carolina also alleging patent infringement by R.J. Reynolds’ e-vapor products. In September 2022, a jury awarded ALCS $95 million in damages for past infringement, plus supplemental damages and interest. In January 2023, the court ordered R.J. Reynolds to pay ALCS a 5.25% royalty on future sales of its infringing product resulting in positive net income through the expiration of the relevant patents in 2035. R.J. Reynolds has filed a notice of appeal of the judgment. As gains related to this lawsuit have not yet been determined to be realized or realizable in accordance with GAAP, they have not been recognized in our financial statements for the six and three months ended June 30, 2023.
In April 2020, a related patent infringement action was filed against the same defendants by the same plaintiffs, as well as R.J. Reynolds, with the ITC, but the remedies sought included a prohibition on the importation of the IQOS System electronic device, Marlboro HeatSticks and component parts into the United States and on the sale of any such products previously imported into the United States. No damages are recoverable in the proceedings before the ITC. In September 2021, the ITC issued a limited exclusion order barring the importation of the IQOS System electronic device, Marlboro HeatSticks and the infringing components into the United States and a cease and desist order barring domestic sales, marketing and distribution of these imported products. The orders became effective on November 29, 2021. Consequently, PM USA removed the IQOS System electronic device and Marlboro HeatSticks from the marketplace. In December 2021, defendants appealed the orders to the U.S. Court of Appeals for the Federal Circuit and, in March 2023, the U.S. Court of Appeals for the Federal Circuit issued its decision affirming the ITC exclusion order in full.
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
Antitrust Litigation
In March 2023, we entered into a stock transfer agreement with JUUL pursuant to which, among other things, we transferred to JUUL all of our beneficially owned JUUL equity securities. See Note 5. Investments in Equity Securities for a discussion of our disposition of our investment in JUUL.
In April 2020, the U.S. Federal Trade Commission (“FTC”) issued an administrative complaint against Altria and JUUL alleging that our 35% investment in JUUL and the associated agreements constitute an unreasonable restraint of trade in violation of Section 1 of the Sherman Antitrust Act of 1890 (“Sherman Act”) and Section 5 of the Federal Trade Commission Act of 1914, and substantially lessened competition in violation of Section 7 of the Clayton Antitrust Act (“Clayton Act”). In February 2022, the administrative law judge dismissed the FTC’s complaint and, also in February 2022, FTC complaint counsel appealed the administrative law judge’s decision to the FTC. In March 2023, following our disposition of our investment in JUUL, we filed a motion to dismiss the complaint. In June 2023, the FTC dismissed the action as no longer in the public interest.
Also as of July 27, 2023, 17 putative class action lawsuits have been filed against Altria and JUUL in the U.S. District Court for the Northern District of California. The lawsuits initially named, in addition to the two companies, certain senior executives and certain members of the board of directors of both companies as defendants; however, those individuals currently or formerly affiliated with Altria were later dismissed. In November 2020, these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, cite the FTC administrative complaint and allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Act and Section 7 of the Clayton Act and various state antitrust, consumer protection and unjust enrichment laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid and rescission of the transaction. We filed a motion to dismiss these lawsuits in January 2021. In August 2021, the U.S. District Court for the Northern District of California denied our motion to dismiss except with respect to plaintiffs’ claims for injunctive and equitable relief. However, plaintiffs were granted the opportunity to replead such claims by the trial court, which plaintiffs did in September 2021. In January 2022, the trial court ordered that the direct-purchaser plaintiffs’ claims against JUUL be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement. The court granted plaintiffs’ leave to replead the complaint with new direct-purchaser plaintiffs, which plaintiffs did in February 2022, substituting in four new plaintiffs. In August 2022, the court stayed all of the cases pending any appeal to the court of appeals from the FTC’s lawsuit against Altria and JUUL.
Shareholder Class Action and Shareholder Derivative Lawsuits
Shareholder Class Action: In October and December 2019, two purported Altria shareholders filed putative class action lawsuits against Altria, Howard A. Willard III, our former Chairman and Chief Executive Officer, and William F. Gifford, Jr., our former Vice Chairman and Chief Financial Officer and current Chief Executive Officer, in the U.S. District Court for the Eastern District of New York. In December 2019, the court consolidated the two lawsuits into a single proceeding. The consolidated lawsuit was subsequently transferred to the U.S. District Court for the Eastern District of Virginia. The lawsuit asserts claims under Sections 10(b) and 20(a) and under Rule 10b-5 of the Exchange Act. In April 2020, JUUL, its founders and some of its current and former executives were added to the lawsuit. The claims alleged false and misleading statements and omissions relating to our former investment in JUUL. Plaintiffs sought various remedies, including damages and attorneys’ fees. In July 2020, the defendants filed motions to dismiss plaintiffs’ claims, which the district court denied in March 2021. In the fourth quarter of 2021, plaintiffs and defendants agreed upon a class action settlement under which, among other things, (i) all claims asserted against Altria and the other named defendants were resolved without any liability or wrongdoing attributed to them personally or to Altria and (ii) Altria agreed to pay the class an aggregate amount of $90 million, which amount includes attorneys’ fees. The class is defined to include persons and entities who purchased or otherwise acquired shares of Altria between October 25, 2018 through April 2, 2020, subject to certain exclusions. The trial court granted final approval of the settlement in March 2022. We recorded pre-tax provisions totaling $90 million in 2021 and, in January 2022, paid $90 million to plaintiffs’ escrow account.
Federal and State Shareholder Derivative Lawsuits: In August 2020, two purported Altria shareholders filed separate derivative lawsuits in the U.S. District Court for the Northern District of California on behalf of themselves and Altria, against Mr. Willard, Mr. Gifford, JUUL and certain of our executives and officers. These derivative lawsuits related to our former investment in JUUL, and asserted claims of breach of fiduciary duty by the Altria defendants and aiding and abetting in that alleged breach of fiduciary duty by the remaining defendants. In March 2021, the U.S. District Court for the Northern District of California granted defendants’ motion to transfer both lawsuits to the U.S. District Court for the Eastern District of Virginia. Three additional federal derivative lawsuits were filed in October 2020, January 2021 and March 2021, respectively, in the U.S. District Court for the Eastern District of Virginia against Mr. Willard, Mr. Gifford, Mr. Crosthwaite (our former Chief Growth Officer and JUUL’s current Chief Executive Officer), certain members of our Board of Directors, JUUL, its founders and some of its current and former executives. These suits asserted various claims, including breach of fiduciary duty, unjust enrichment, waste of corporate assets and violations of certain federal securities laws. The remedies sought in these lawsuits included damages, disgorgement of profits, reformation of our corporate governance and internal procedures, and attorneys’ fees. In April 2021, the court consolidated the five cases pending in the Eastern District of Virginia into a single case.
Six derivative lawsuits have been filed in Virginia state courts against Mr. Willard, Mr. Gifford, Mr. Crosthwaite, certain members of our Board of Directors, JUUL, its founders and some of its current and former executives. The lawsuits were filed in September 2020, May 2021, June 2021, July 2021, August 2021 and August 2021, respectively. The lawsuits asserted various claims, including breach of fiduciary duty, and sought remedies similar to those sought by plaintiffs in the cases pending in federal court in the Eastern District of Virginia. In successive orders from July 2021, September 2021 and January 2022, five of the six state derivative cases were consolidated into a single case.
In October 2022, plaintiffs and defendants in all the federal and state derivative cases agreed upon a settlement of these cases. Under the terms of the settlement, among other things, we agreed to provide $100 million in funding over a five-year period to underage tobacco prevention and cessation programs, which may include positive youth development programs, led by independent third-party organizations. We expect to begin funding in 2024. In 2022, we recorded pre-tax provisions totaling $27 million for costs associated with the independent monitoring of our funding commitments and attorneys’ fees. In January 2023, the federal trial court conducted a final approval hearing, at which the court sustained an objection to a provision of the settlement, but granted the parties additional time to resolve the issue. The parties subsequently executed an amendment to the settlement agreement, and the federal trial court granted final approval of the settlement in February 2023. No appeal was taken. In March 2023, pursuant to the terms of the settlement agreement, plaintiffs in the state derivative cases filed motions to dismiss their lawsuits, which the state courts granted. The settlement became effective in May 2023 upon the expiration of the deadline for any appeals of the dismissal orders. In the first quarter of 2023, we recorded pre-tax provisions totaling approximately $100 million related to the settlement, and in April 2023, paid $15 million to plaintiffs’ escrow account for attorneys’ fees.

Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or our other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of July 27, 2023, two “Lights/Ultra Lights” class actions are pending in U.S. state courts. Neither case is active.
As of July 27, 2023, one smoking and health case alleging personal injury or seeking court-supervised programs or an ongoing medical monitoring program on behalf of individuals exposed to environmental tobacco smoke and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including disgorgement. Defenses raised in these cases have included lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of July 27, 2023, there is no such case pending against UST and/or its tobacco subsidiaries.
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
Guarantees and Other Similar Matters
In the ordinary course of business, we have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2023, we (i) had $46 million of unused letters of credit obtained in the ordinary course of business and (ii) were contingently liable for guarantees related to our own performance, including $19 million for surety bonds recorded on our condensed consolidated balance sheet. In addition, from time to time, we issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on our liquidity.
Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of our 2008 spin-off of our former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. We do not have a related liability recorded on our condensed consolidated balance sheet at June 30, 2023 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the IQOS System patent litigation discussed above under IQOS Litigation, excluding the patent infringement case filed with the U.S. District Court for the Northern District of Georgia.
PM USA has issued guarantees relating to our obligations under our outstanding debt securities, borrowings under our $3.0 billion Credit Agreement and amounts outstanding under our commercial paper program. For further discussion, see Note 11. Debt.

Note 14. New Accounting Guidance Not Yet Adopted
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
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section, we refer to the following “adjusted” financial measures: adjusted operating companies income (loss) (“OCI”); adjusted OCI margins; adjusted net earnings; adjusted diluted earnings per share (“EPS”); and adjusted effective tax rates. We also refer to the ratio of debt-to-Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our Credit Agreement, which includes certain adjustments). These financial measures are not required by, or calculated in accordance with, United States generally accepted accounting principles (“GAAP”) and may not be calculated the same as similarly titled measures used by other companies. These financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. For a further description of these non-GAAP financial measures, see the Non-GAAP Financial Measures section below.
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
As we execute on our Vision, we established our 2028 Enterprise Goals (“2028 Goals”) to provide our investors with specific metrics to measure our progress. Our 2028 Goals are:
Corporate
▪Deliver mid-single digits adjusted diluted EPS growth on a compounded annual basis through 2028;
▪Maintain a new progressive dividend goal targeting mid-single digits dividend growth annually through 2028;
▪Target a debt-to-Consolidated EBITDA ratio of approximately 2.0x;
▪Maintain our leadership position in the U.S. tobacco space; and
▪Maintain a total adjusted OCI margin of at least 60% in each of the next five years while investing behind innovative smoke-free products.
U.S. Smoke-Free Portfolio
▪Grow U.S. smoke-free volumes by at least 35% from our 2022 base of 800 million units by 2028; and
▪Approximately double our U.S. smoke-free net revenues to $5 billion by 2028 from our 2022 base of $2.6 billion, with $2 billion sourced from innovative smoke-free products.
Long-Term Growth
▪Develop a strategy by the first half of 2024 to compete in the international innovative smoke-free and non-nicotine categories.
See Operating Results by Business Segment and Liquidity and Capital Resources for additional information on total adjusted OCI margin and debt-to-Consolidated EBITDA, respectively.

Our wholly owned subsidiaries include leading manufacturers of both combustible and smoke-free products. In combustibles, we own Philip Morris USA Inc. (“PM USA”), the most profitable U.S. cigarette manufacturer, and John Middleton Co. (“Middleton”), a leading U.S. cigar manufacturer.
Our smoke-free portfolio includes ownership of U.S. Smokeless Tobacco Company LLC (“USSTC”), the leading global moist smokeless tobacco (“MST”) manufacturer, Helix Innovations LLC (“Helix”), a leading manufacturer of oral nicotine pouches, and NJOY, LLC (“NJOY”), currently the only e-vapor manufacturer with market authorizations from the U.S. Food and Drug Administration (“FDA”) for a pod-based e-vapor product. Additionally, we have a majority-owned joint venture, Horizon Innovations LLC (“Horizon”), for the U.S. marketing and commercialization of heated tobacco stick products (“HTS”) and, through a separate agreement, we have the exclusive U.S. commercialization rights to the IQOS Tobacco Heating System (“IQOS System”) and Marlboro HeatSticks through April 2024. As of this filing, there are no products in the U.S. marketplace from the joint venture or exclusive rights agreement.
In March 2023, we entered into a stock transfer agreement with JUUL Labs, Inc. (“JUUL”) pursuant to which we transferred to JUUL all of our beneficially owned JUUL equity securities. In exchange, we received a non-exclusive, irrevocable global license to certain of JUUL’s heated tobacco intellectual property.
Our investments in equity securities include Anheuser-Busch InBev SA/NV (“ABI”), the world’s largest brewer, and Cronos Group Inc. (“Cronos”), a leading Canadian cannabinoid company.
On June 1, 2023, we acquired NJOY Holdings, Inc. (“NJOY Holdings”) for a total consideration of $2.9 billion (“NJOY Transaction”), which includes the fair value of contingent consideration and is subject to post-closing adjustments. For further details, see Note 2. Acquisition of NJOY to our condensed consolidated financial statements in Part 1, Item 1. Financial Statements of this Form 10-Q (“Item 1”).
The brand portfolios of our tobacco operating companies include Marlboro, Black & Mild, Copenhagen, Skoal, on! and NJOY. Trademarks and service marks related to Altria referenced in this Form 10-Q are the property of Altria or our subsidiaries or are used with permission.
Trends and Developments
In this MD&A section, we discuss factors that have impacted our business as of the date of this Form 10-Q. In addition, we are aware of and address, in this section and other MD&A sections, certain trends and developments that could, individually or in the aggregate, have a material impact on our business, including the value of our investments in equity securities, in the future. We focus in this Trends and Developments section on the continued elevated rate of inflation, supply chain disruptions, ongoing geopolitical events and recent regulatory actions and their potential effects on our business, including impacts on adult tobacco consumers and their purchasing behaviors.
We continue to monitor the evolving macroeconomic and geopolitical landscapes. While the most recent inflation report from the U.S. Bureau of Labor Statistics showed a lower rate of increase, inflation remains above the Federal Reserve’s target of 2%, driven by increased global energy, commodity and food prices. We continue to observe discretionary income pressures on adult tobacco consumers as a result of the cumulative effect of high inflation. During the second quarter of 2023, cigarette retail share for the industry discount segment was up year-over-year but was unchanged from the first quarter of 2023. We will continue to monitor the effect of these dynamics on adult tobacco consumer purchase behaviors, including overall tobacco product expenditures, mix between premium and discount brand purchases and adoption of smoke-free products. Increases in inflation also have a direct and adverse impact on our Master Settlement Agreement (“MSA”) expense and other direct and indirect costs. We expect inflationary pressures to continue to impact adult tobacco consumers’ purchase behaviors for the remainder of the year.
Volatility in domestic and global economies and disruptions in the supply and distribution chains have continued in 2023, resulting from several factors, including the on-going impacts of inflation, supply and demand imbalances across many sectors such as energy and commodities, raw materials availability, congested shipping operations and geopolitical events. We continue to work to mitigate the potential negative impacts of these macroeconomic and geopolitical dynamics on our businesses through, among other actions, proactive engagement with current and potential suppliers and distributors, the development of alternative sourcing strategies, entry into long-term supply contracts and prudent oversight of our liquidity.
Tobacco companies are subject to broad and evolving regulatory and legislative frameworks that could have a material impact on our business. For example, the FDA has issued proposed product standards regarding menthol in cigarettes and characterizing flavors in cigars, and the Biden Administration published plans for future potential regulatory actions that include the FDA’s plans to develop a proposed product standard that would establish a maximum nicotine level for cigarettes and certain other combustible tobacco products. In California, where a ban on flavored nicotine products went into effect in late 2022, we continue to observe indications of negative unintended consequences of the ban, such as adult tobacco consumer adoption of adulterated and unregulated products and the development of illicit markets.

See Operating Results by Business Segment - Tobacco Space - Business Environment for additional information on the trends and developments discussed above.
We expect adverse macroeconomic and geopolitical landscapes, which have impacted global businesses, including ABI, to continue in 2023. ABI’s business has continued to be impacted by foreign exchange rate fluctuations, inflation and commodity cost headwinds. Additionally, the macroeconomic and geopolitical factors have contributed to significant changes in certain foreign exchange rates, including the Euro to U.S. dollar exchange rate, and in the global equity markets. We will continue to monitor these conditions and other factors as they could affect our equity earnings that we receive from ABI and the fair value of our equity investment in ABI.
See Note 5. Investments in Equity Securities to our condensed consolidated financial statements in Item 1 (“Note 5”) for additional information on our investments in equity securities.
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
Consolidated Results of Operations for the Six Months Ended June 30, 2023
The changes in net earnings and diluted EPS for the six months ended June 30, 2023, from the six months ended June 30, 2022, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the six months ended June 30, 2022	$2,850	$1.57
2022 NPM Adjustment Items	(45)	(0.02)
2022 Acquisition and disposition-related items	7	—
2022 Tobacco and health and certain other litigation items	44	0.02
2022 JUUL changes in fair value	1,255	0.70
2022 ABI-related special items	42	0.02
2022 Cronos-related special items	167	0.09
2022 Income tax items	9	—
Subtotal 2022 special items	1,479	0.81
2023 Acquisition and disposition-related items	(1)	—
2023 Tobacco and health and certain other litigation items	(301)	(0.17)
2023 Loss on disposition of JUUL equity securities	(250)	(0.14)
2023 ABI-related special items	22	0.01
2023 Cronos-related special items	(30)	(0.02)
Subtotal 2023 special items	(560)	(0.32)
Fewer shares outstanding	—	0.04
Change in tax rate	7	—
Operations	128	0.08
For the six months ended June 30, 2023	$3,904	$2.18

2023 Reported Net Earnings	$3,904	$2.18
2022 Reported Net Earnings	$2,850	$1.57
% Change	37.0%	38.9%

2023 Adjusted Net Earnings and Adjusted Diluted EPS	$4,464	$2.50
2022 Adjusted Net Earnings and Adjusted Diluted EPS	$4,329	$2.38
% Change	3.1%	5.0%
For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted earnings and adjusted diluted EPS, see the Consolidated Operating Results section below.
▪Fewer Shares Outstanding: Fewer shares outstanding were due to shares we repurchased under our share repurchase programs.

▪Operations: The increase of $128 million in operations (which excludes the impact of special items shown in the table above) was due primarily to higher OCI, higher income from our equity investment in ABI and lower interest and other debt expense, net, partially offset by lower net periodic benefit income.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.
Consolidated Results of Operations for the Three Months Ended June 30, 2023
The changes in net earnings and diluted EPS for the three months ended June 30, 2023, from the three months ended June 30, 2022, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the three months ended June 30, 2022	$891	$0.49
2022 Acquisition and disposition-related items	2	—
2022 Tobacco and health and certain other litigation items	35	0.02
2022 JUUL changes in fair value	1,155	0.64
2022 ABI-related special items	89	0.05
2022 Cronos-related special items	106	0.06
2022 Income tax items	4	—
Subtotal 2022 special items	1,391	0.77
2023 Acquisition and disposition-related items	(13)	—
2023 Tobacco and health and certain other litigation items	(217)	(0.12)
2023 ABI-related special items	2	—
2023 Cronos-related special items	(4)	—
2023 Income tax items	3	—
Subtotal 2023 special items	(229)	(0.12)
Fewer shares outstanding	—	0.02
Change in tax rate	3	—
Operations	61	0.03
For the three months ended June 30, 2023	$2,117	$1.19

2023 Reported Net Earnings	$2,117	$1.19
2022 Reported Net Earnings	$891	$0.49
% Change	100%+	100%+

2023 Adjusted Net Earnings and Adjusted Diluted EPS	$2,346	$1.31
2022 Adjusted Net Earnings and Adjusted Diluted EPS	$2,282	$1.26
% Change	2.8%	4.0%
For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted earnings and adjusted diluted EPS, see the Consolidated Operating Results section below.
▪Fewer Shares Outstanding: Fewer shares outstanding were due to shares we repurchased under our share repurchase programs.
▪Operations: The increase of $61 million in operations (which excludes the impact of special items shown in the table above) was due primarily to higher OCI, partially offset by lower net periodic benefit income.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.
2023 Forecasted Results
We expect our 2023 full-year adjusted diluted EPS to be in a range of $4.89 to $5.03, representing a growth rate of 1% to 4% from a 2022 full-year adjusted diluted EPS base of $4.84, as shown in the first table below. Our 2023 full-year adjusted diluted EPS guidance range includes planned investments in support of our Vision, such as (i) continued smoke-free product research, development and regulatory preparation expenses, (ii) enhancement of our digital consumer engagement system and (iii) marketplace activities in support of our smoke-free products, including planned investments behind the U.S.

commercialization of NJOY ACE. Our guidance range also includes estimated amortization charges of approximately $50 million related to intangible assets acquired in the NJOY Transaction.
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
We continue to expect our 2023 full-year adjusted effective tax rate to be in a range of 24.5% to 25.5%.

Reconciliation of 2022 Reported Diluted EPS to 2022 Adjusted Diluted EPS
2022 Reported diluted EPS	$3.19
NPM Adjustment Items	(0.03)
Tobacco and health and certain other litigation items	0.05
JUUL changes in fair value	0.81
ABI-related special items	1.12
Cronos-related special items	0.10
Income tax items	(0.40)
2022 Adjusted diluted EPS	$4.84
The following (income) expense items are excluded from our 2023 forecasted adjusted diluted EPS growth rate:

(Income) Expense Excluded from 2023 Forecasted Adjusted Diluted EPS
Tobacco and health and certain other litigation items	$0.17
Loss on disposition of JUUL equity securities	0.14
ABI-related special items	(0.01)
Cronos-related special items	0.02
$0.32
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
Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. However, our management also reviews certain financial results, including OCI, OCI margins, net earnings and diluted EPS, on an adjusted basis, which excludes certain income and expense items that our management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, asset impairment charges, acquisition and disposition-related items, equity investment-related special items (including any changes in fair value of our equity investment recorded at fair value and any changes in the fair value of related warrants and preemptive rights), certain income tax items, charges associated with tobacco and health and certain other litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the MSA (“NPM Adjustment Items”). In addition, our management reviews the ratio of debt-to-Consolidated EBITDA, which we use as a factor to determine our ability to access the capital markets and make investments in pursuit of our Vision. Consolidated EBITDA, as defined in our Credit Agreement, is calculated in accordance with our Credit Agreement (defined below in Liquidity and Capital Resources) and includes certain adjustments. Our management does not view any of these special items to be part of our underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results. Our management also reviews income tax rates on an adjusted basis, which may exclude certain income tax items from our reported effective tax rate.
Our management believes that the foregoing financial measures provide useful additional insight into underlying business trends and results, and provide a more meaningful comparison of year-over-year results. Our management uses these financial measures and regularly provides these to our chief operating decision maker (“CODM”) for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. The foregoing financial measures are not required by, or calculated in accordance with GAAP and may not be calculated the same as similarly titled measures used by other companies. The foregoing financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Except as noted in the 2023 Forecasted Results section above, when we provide a non-GAAP measure in this Form 10-Q, we also provide a reconciliation of that non-GAAP financial measure to the most directly comparable GAAP financial measure.
Discussion and Analysis
Consolidated Operating Results

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net Revenues:
Smokeable products	$10,910	$11,138	$5,820	$5,873
Oral tobacco products	1,308	1,278	680	665
All other	9	19	8	5
Net revenues	$12,227	$12,435	$6,508	$6,543
Excise Taxes on Products:
Smokeable products	$1,969	$2,181	$1,041	$1,137
Oral tobacco products	57	61	29	32
Excise taxes on products	$2,026	$2,242	$1,070	$1,169
Operating Income:
OCI:
Smokeable products	$5,349	$5,321	$2,846	$2,762
Oral tobacco products	859	837	443	430
All other	(13)	(20)	(4)	(15)
Amortization of intangibles	(45)	(35)	(27)	(18)
General corporate expenses	(488)	(114)	(353)	(54)
Operating income	$5,662	$5,989	$2,905	$3,105
As discussed further in Note 10. Segment Reporting to our condensed consolidated financial statements in Item 1 (“Note 10”), our CODM reviews OCI, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate the performance of, and allocate resources to, our segments. Our management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of our business segments.

The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the six months ended June 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2023 Reported	$5,285	$1,381	$3,904	$2.18
Acquisition and disposition-related items	1	—	1	—
Tobacco and health and certain other litigation items	401	100	301	0.17
Loss on disposition of JUUL equity securities	250	—	250	0.14
ABI-related special items	(28)	(6)	(22)	(0.01)
Cronos-related special items	30	—	30	0.02
2023 Adjusted for Special Items	$5,939	$1,475	$4,464	$2.50

2022 Reported	$4,278	$1,428	$2,850	$1.57
NPM Adjustment Items	(60)	(15)	(45)	(0.02)
Acquisition and disposition-related items	9	2	7	—
Tobacco and health and certain other litigation items	58	14	44	0.02
JUUL changes in fair value	1,255	—	1,255	0.70
ABI-related special items	53	11	42	0.02
Cronos-related special items	175	8	167	0.09
Income tax items	—	(9)	9	—
2022 Adjusted for Special Items	$5,768	$1,439	$4,329	$2.38

The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the three months ended June 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2023 Reported	$2,806	$689	$2,117	$1.19
Acquisition and disposition-related items	18	5	13	—
Tobacco and health and certain other litigation items	290	73	217	0.12
ABI-related special items	(3)	(1)	(2)	—
Cronos-related special items	4	—	4	—
Income tax items	—	3	(3)	—
2023 Adjusted for Special Items	$3,115	$769	$2,346	$1.31

2022 Reported	$1,605	$714	$891	$0.49
Acquisition and disposition-related items	2	—	2	—
Tobacco and health and certain other litigation items	46	11	35	0.02
JUUL changes in fair value	1,155	—	1,155	0.64
ABI-related special items	112	23	89	0.05
Cronos-related special items	114	8	106	0.06
Income tax items	—	(4)	4	—
2022 Adjusted for Special Items	$3,034	$752	$2,282	$1.26

The following special items affected the comparability of statements of earnings amounts for the six and three months ended June 30, 2023 and 2022:
▪NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation in Note 13. Contingencies to our condensed consolidated financial statements in Item 1 (“Note 13”) and NPM Adjustment Items in Note 10, respectively.
▪Tobacco and Health and Certain Other Litigation Items: For a discussion of tobacco and health and certain other litigation items and a breakdown of these costs by segment, see Note 13 and Tobacco and Health and Certain Other Litigation Items in Note 10, respectively.
▪Loss on Disposition and Changes in Fair Value of JUUL Equity Securities: We recorded a non-cash, pre-tax loss of $250 million related to the disposition of our JUUL equity securities for the six months ended June 30, 2023 as (income) losses from investments in equity securities in our condensed consolidated statement of earnings.
We recorded non-cash, pre-tax unrealized losses of $1,255 million and $1,155 million for the six and three months ended June 30, 2022 respectively, as (income) losses from investments in equity securities in our condensed consolidated statement of earnings as a result of decreases in the estimated fair value of our former investment in JUUL.
We recorded corresponding adjustments to the JUUL tax valuation allowance in 2023 and 2022.
For further discussion, see Note 5 and Note 12. Income Taxes to our condensed consolidated financial statements in Item 1 (“Note 12”).
▪ABI-Related Special Items: We recorded net pre-tax losses of $53 million and $112 million from our equity investment in ABI for the six and three months ended June 30, 2022, respectively, consisting primarily of ABI’s non-cash impairment charge related to its investment in a joint venture with direct exposure to Russia and Ukraine. The net pre-tax losses for the six months ended June 30, 2022 were partially offset by net mark-to-market gains on certain ABI financial instruments associated with its share commitments.
The ABI special items include our respective share of the amounts recorded by ABI and additional adjustments related to (i) conversion from international financial reporting standards to GAAP and (ii) adjustments to our investment required under the equity method of accounting.
▪Cronos-Related Special Items: We recorded net pre-tax expense consisting of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2023	2022	2023	2022
Loss on Cronos-related financial instruments	$—	$14	$—	$4
(Income) losses from investments in equity securities (1)	30	161	4	110
Total Cronos-related special items - (income) expense	$30	$175	$4	$114
(1) Amounts include our share of special items recorded by Cronos and additional adjustments, if required under the equity method of accounting, related to our investment in Cronos including the $107 million non-cash pre-tax impairment of our investment in Cronos in the second quarter of 2022.
We recorded corresponding adjustments to the Cronos tax valuation allowance in 2023 and 2022 relating to the special items.
For further discussion, see Note 5 and Note 12.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Net revenues, which include excise taxes billed to customers, decreased $208 million (1.7%), due primarily to lower net revenues in the smokeable products segment.
Cost of sales decreased $39 million (1.2%) due primarily to lower shipment volume in our smokeable products segment, partially offset by higher per unit settlement charges, NPM Adjustment Items in 2022 and higher manufacturing costs in our smokeable products segment.
Excise taxes on products decreased $216 million (9.6%), due to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs increased $374 million (35.6%), due primarily to higher general corporate expenses, which included agreements in 2023 to resolve certain JUUL-related litigation and shareholder derivative lawsuits as discussed in Note 13, and acquisition-related costs associated with the NJOY Transaction.
Operating income decreased $327 million (5.5%), due primarily to higher general corporate expenses, partially offset by higher operating results in our smokeable products and oral tobacco products segments.

Interest and other debt expense, net decreased $75 million (13.4%), due primarily to 2023 interest income associated with the sale of the IQOS System commercialization rights and higher interest income due to higher rates, partially offset by interest expense and fees associated with the term loan facility. For additional information related to the term loan facility, see Liquidity and Capital Resources.
Net periodic benefit income, excluding service cost, decreased by $31 million (33.3%), due to higher discount rates resulting in higher interest costs and lower estimated return on assets due to lower fair value of plan assets at December 31, 2022, partially offset by lower amortization of net unrecognized losses in 2023. For additional information, see Note 7. Benefit Plans to our condensed consolidated financial statements in Item 1 (“Note 7”).
(Income) losses from investments in equity securities, which were favorable $1,276 million (100%+), were positively impacted by lower charges related to our former investment in JUUL equity securities, lower losses from our Cronos-related special items and higher income from our equity investment in ABI.
Reported net earnings of $3,904 million increased $1,054 million (37.0%), due primarily to favorable results from our investments in equity securities and lower interest and other debt expense, net, partially offset by lower operating income. Reported basic and diluted EPS of $2.18, each increased by 38.9% due to higher reported net earnings and fewer shares outstanding.
Adjusted net earnings of $4,464 million increased $135 million (3.1%), due primarily to higher OCI, higher income from our equity investment in ABI and lower interest and other debt expense, net, partially offset by lower net periodic benefit income. Adjusted diluted EPS of $2.50 increased by 5.0%, due to higher adjusted net earnings and fewer shares outstanding.
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Net revenues, which include excise taxes billed to customers, decreased $35 million (0.5%), due primarily to lower net revenues in the smokeable products segment.
Cost of sales decreased $27 million (1.6%), due primarily to lower shipment volume in our smokeable products segment, partially offset by higher per unit settlement charges and higher manufacturing costs in our smokeable products segment.
Excise taxes on products decreased $99 million (8.5%), due to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs increased $291 million (51.9%), due primarily to higher general corporate expenses, which included agreements in 2023 to resolve certain JUUL-related litigation as discussed in Note 13, and acquisition-related costs associated with the NJOY Transaction.
Operating income decreased $200 million (6.4%), due primarily to higher general corporate expenses, partially offset by higher operating results in our smokeable products and oral tobacco products segments.
Interest and other debt expense, net decreased $23 million (8.2%), due primarily to 2023 interest income associated with the sale of the IQOS System commercialization rights and higher interest income due to higher rates, partially offset by interest expense and fees associated with the term loan facility.
Net periodic benefit income, excluding service cost, decreased by $16 million (34.0%), due to higher discount rates resulting in higher interest costs and lower estimated return on assets due to lower fair value of plan assets at December 31, 2022, partially offset by lower amortization of net unrecognized losses in 2023. For additional information, see Note 7.
(Income) losses from investments in equity securities, which were favorable $1,390 million (100%+), were positively impacted by 2022 charges related to our former investment in JUUL equity securities, higher income from our equity investment in ABI and lower losses from our Cronos-related special items.
Reported net earnings of $2,117 million increased $1,226 million (100%+), due primarily to favorable results from our investments in equity securities, partially offset by lower operating income. Reported basic and diluted EPS of $1.19, each increased by (100%+) due to higher reported net earnings and fewer shares outstanding.
Adjusted net earnings of $2,346 million increased $64 million (2.8%), due primarily to higher OCI, partially offset by lower net periodic benefit income. Adjusted diluted EPS of $1.31 increased by 4.0%, due to higher adjusted net earnings and fewer shares outstanding.

Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The U.S. tobacco industry faces a number of business and legal challenges that have materially adversely affected and may continue to materially adversely affect our business, results of operations, cash flows or financial position or our ability to achieve our Vision. These challenges, some of which are discussed in more detail in Note 13 and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (“First Quarter Form 10-Q”) and in Part II, Item 1A. Risk Factors in this Form 10-Q, include:
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
▪changes in adult tobacco consumer purchase behavior, which is influenced by various factors such as macroeconomic conditions (including inflation), excise taxes and price gap relationships, each of which may result in adult tobacco consumers switching to lower-priced tobacco products;
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
We work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the United States through innovation and other growth strategies (including, where appropriate, arrangements with, or investments in, third parties and acquisitions).
The U.S. nicotine pouch category continued to grow significantly throughout the second quarter of 2023 to 29.1% of the U.S. oral tobacco category, an increase of 8.4 share points versus the second quarter of 2022. on! maintained share momentum during the second quarter of 2023 to achieve 7.0% of the total oral tobacco category, an increase of 2.1 share points when compared to the second quarter of 2022. This represents a growth rate of 43% year-over-year, and this is the fifteenth consecutive quarter of on! share growth. Oral nicotine pouch growth has primarily sourced from adult smokeless tobacco and cigarette consumers. For the second quarter 2023, the traditional smokeless category (including MST and Snus) share of the total oral tobacco category declined to 70.9%, down 8.4 share points versus the second quarter of 2022. Copenhagen continues to be the number one brand in the oral tobacco category with a share of 24.3% for the second quarter of 2023, a decrease of 3.0 share points when compared to the second quarter of 2022.

The total e-vapor category experienced an estimated volume decline of 1.0% for the second quarter of 2023 compared to the second quarter of 2022. However, when compared to the first quarter of 2023, the e-vapor category grew by an estimated 3.0% in the second quarter of 2023.
We believe the innovative tobacco product categories will continue to be dynamic due to increasing competition, adult tobacco consumer exploration of a variety of tobacco product options, adult tobacco consumer perceptions of the relative risks of smoke-free products compared to cigarettes, FDA determinations on product applications, FDA enforcement activity and legislative actions.
For the second quarter of 2023, we estimate that, when adjusted for trade inventory movements, calendar differences and other factors, domestic cigarette industry volume declined by 7.5% versus the second quarter of 2022. Marlboro share was 42.1% in the second quarter of 2023, reflecting an increase of 0.1 share points as compared to the first quarter of 2023 and down 0.6 share points when compared to the second quarter of 2022. The discount share of the cigarette category was 28.2% in the second quarter of 2023, unchanged sequentially versus the first quarter of 2023. However, compared to the second quarter of 2022, total discount share increased by 1.8 share points in the second quarter of 2023. We expect 2023 cigarette industry volume trends to be most influenced by (i) disposable income, purchasing patterns and adoption of smoke-free products, (ii) macroeconomic conditions (including inflation, gasoline prices and unemployment levels), (iii) cross-category movement and (iv) regulatory and legislative (including excise tax) developments.
Discretionary income pressures persisted as the cumulative effect of inflation continued to impact adult tobacco consumers throughout the second quarter of 2023. For the 12 months ended June 30, 2023, the Consumer Price Index (“CPI”) increased 3.0%. For the month of June 2023, gas prices were $3.57 per gallon, an increase of $0.23 versus January 2023 and a decrease of $1.36 versus June 2022. In addition, low unemployment and stable wage inflation continued for the six months ending June 30, 2023.
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
In December 2022, the Reagan-Udall Foundation published a report on its operational evaluation of the FDA’s Center for Tobacco Products. Among other recommendations, the report urges the FDA to clearly define product pathways, accelerate PMTA decision-making, take enforcement actions against manufacturers and products that violate the law and address the need for risk communications to tobacco consumers. In February 2023, the FDA responded and committed to develop a five-year strategic plan by December 2023 designed to address concerns raised by the report and confirmed this intended timing in June 2023.
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
Modifications to currently marketed products, including modifications that result from, for example, changes to the quantity of tobacco product(s) in a package, a manufacturer being unable to acquire ingredients or a supplier being unable to maintain the consistency required in ingredients, could trigger the FDA’s pre-market review processes. Through these processes, a manufacturer could receive (i) a “not substantially equivalent” determination or (ii) a denial of a PMTA, either of which could result in a product being removed from the market. In addition, new scientific data continues to be developed relating to innovative tobacco products, which could impact the FDA’s determination as to whether a product is, or continues to be, appropriate for the protection of public health and could, therefore, result in the removal of one or more products from the market. Any such actions affecting our operating companies’ products could have a material adverse impact on our business, results of operations, cash flows or financial position.
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
Helix submitted PMTAs for on! oral nicotine pouches in May 2020. As of July 27, 2023, the FDA has not issued marketing order decisions for any on! products. In addition, as of July 27, 2023, Middleton has received market orders or exemptions that cover over 99% of its cigar product volume.
In April 2019, the FDA authorized the PMTA for the IQOS System, and in July 2020, the FDA authorized the marketing of this system as an MRTP with a reduced exposure claim. In December 2020, the FDA authorized the PMTA for IQOS 3, an updated version of the IQOS devices, and in March 2022 authorized the marketing of the IQOS 3 device as an MRTP with the same reduced exposure claim.
In September 2021, in connection with a patent dispute, the U.S. International Trade Commission (“ITC”) issued a cease and desist order, effective as of November 29, 2021, banning (i) the importation of the IQOS devices, Marlboro HeatSticks and infringing components into the United States and (ii) the sale, marketing and distribution of such imported products in the United States. As a result, PM USA removed the products from the marketplace. For a further discussion of the ITC decision, see Note 13. We have agreed to assign the exclusive U.S. commercialization rights to the IQOS System to Philip Morris International Inc. (“PMI”) effective April 2024 in exchange for a total cash payment of approximately $2.7 billion (plus interest).
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
In June 2023, we completed our acquisition of NJOY Holdings, the parent of NJOY. As a result of the acquisition, NJOY became a wholly owned subsidiary of Altria, and we gained full global ownership of NJOY’s e-vapor product portfolio, including NJOY ACE, currently the only pod-based e-vapor product with market authorizations from the FDA. In March 2020, NJOY submitted PMTAs to the FDA with respect to two NJOY ACE Menthol products, both of which were amended in December 2022 and remain pending.
Post-Market Surveillance: Manufacturers that receive product authorizations through the PMTA process must adhere to the FDA post-market record keeping and reporting requirements, as detailed in market orders and in the final PMTA rule that went into effect in November 2021. The requirements include prior notification of marketing activities. The FDA may amend requirements of a market order or withdraw the market order based on this information if, among other reasons, it determines that the continued marketing of the products is no longer appropriate for the protection of the public health.
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
Additionally, the FDA issued final guidance in April 2020, stating that it intended to prioritize enforcement action against certain product categories, including pod-based, flavored e-vapor products and products targeted to minors. More recently, the FDA has taken enforcement action aimed at manufacturers and retailers of certain disposable flavored electronic nicotine delivery system products
▪Electronic Nicotine Delivery System Products: As of July 27, 2023, many manufacturers of menthol and other flavored e-vapor products have received marketing denial orders (“MDOs”) for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefit of their products to adult smokers overcomes the risk that their products pose to youth. The FDA has communicated in these MDOs that vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of Public Health” standard and that successful applications require strong, product-specific evidence. A number of these manufacturers are appealing the MDOs for their products.
▪Potential Product Standards
▪Nicotine in Cigarettes and Other Combustible Tobacco Products: In March 2018, the FDA issued an ANPRM seeking comments on the potential public health benefits and any possible adverse effects of lowering nicotine in combustible cigarettes to non-addictive or minimally addictive levels. Among other issues, the FDA sought comments on (i) whether smokers would compensate by smoking more cigarettes to obtain the same level of nicotine as with their current product and (ii) whether the proposed rule would create an illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. The FDA also sought comments on whether a nicotine product standard should apply to other combustible tobacco products, including cigars. In June 2023, the Biden Administration published its Spring 2023 Unified Regulatory Agenda, which includes the FDA’s plans to propose, by December 2023, a product standard that would establish a maximum nicotine level in cigarettes and other combustible tobacco products. Any proposed product standard would proceed through the rulemaking process, which we believe will take multiple years to complete.
▪Flavors in Tobacco Products: In April 2022, the FDA issued two proposed product standards: (i) banning menthol in cigarettes and (ii) banning all characterizing flavors (including menthol) in cigars. The Biden Administration’s Spring 2023 Unified Regulatory Agenda includes the FDA’s plans to complete rulemaking with respect to these proposed product standards by August 2023. We submitted comments during the notice-and-comment period and plan to continue engaging with the FDA through the rulemaking process. The FDA could propose an additional product standard for flavors in innovative tobacco products, including e-vapor products and oral nicotine products.
▪N-nitrosonornicotine (“NNN”) in Smokeless Tobacco: In January 2017, the FDA proposed a product standard for NNN levels in finished smokeless tobacco products.
If any one or more of the foregoing potential product standards were to become final and was appealed and upheld in the courts, it could have a material adverse effect on our business, results of operations, cash flows or financial position, including a material adverse effect on the carrying value of certain of our assets such as our cigar trademarks.
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
We plan to engage with the FDA through the rulemaking process, including during the notice-and-comment period, which closes on September 6, 2023. If the proposed rule were to take effect, compliance with these requirements could result in increased costs.

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
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and July 27, 2023, the weighted-average state cigarette excise tax increased from $0.36 to $1.89 per pack. As of July 27, 2023, one state, New York, has enacted new legislation increasing excise taxes in 2023. The increase in New York will become effective in September 2023. Various other increases are under consideration or have been proposed.
A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. We support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of July 27, 2023, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST.
An increasing number of states and localities also are imposing excise taxes on e-vapor products and oral nicotine pouches. As of July 27, 2023, 32 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 11 states and the District of Columbia have enacted legislation to tax oral nicotine pouches.
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
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of July 27, 2023, 181 countries, as well as the European Union, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
State Settlement Agreements
As discussed in Note 13, during 1997 and 1998, PM USA and other major domestic cigarette manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. Increases in inflation can increase our financial liability under the State Settlement Agreements. The State Settlement Agreements’ inflation calculations require us to apply the higher of 3% or the U.S. Bureau of Labor Statistics’ Consumer Price Index for All Urban Consumers (“CPI-U”) percentage rate as published in January of each year. As of December 2022, the inflation calculation was approximately 6.5% based on the latest CPI-U data; however, the increase in the annual payments did not have a material impact on our financial position. We believe that inflation will continue at increased levels in 2023, but do not expect the corresponding increase in annual payments to result in a material financial impact. However, we will continue to monitor the impact of increased inflation on the macroeconomic environment and our businesses.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings and (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of July 27, 2023, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and seven states (California, Illinois, Massachusetts, New Jersey, New York, Rhode Island and Utah) and the District of Columbia have passed such legislation. Some of these states, such as New York, Utah and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway. The legislation in California, which became effective in December 2022, bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen.
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
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: After a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, in December 2019, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of July 27, 2023, 42 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on our operating companies’ sales volumes, as discussed above under Underage Access and Use of Certain Tobacco Products, we support raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, reflecting our longstanding commitment to combat underage tobacco use.
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
▪Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. For example, we currently are, or recently have been, subject to a number of governmental investigations with respect to our former investment in JUUL, which we divested in March 2023, including the following: (i) the FTC issued a Civil Investigative Demand to us while conducting its antitrust review of our former investment in JUUL seeking information regarding, among other things, our role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee (see Note 13 for a description of the FTC’s administrative complaint against us and JUUL); (ii) the SEC commenced an investigation relating to our acquisition, disclosures and accounting controls in connection with the JUUL investment; and (iii) the New York State Office of the Attorney General and the Commonwealth of Massachusetts Office of the Attorney General, separately, issued independent subpoenas to us seeking documents relating to our former investment in and provision of services to JUUL. For a discussion of our disposition of our interest in JUUL, see Note 5.
Additionally, JUUL is currently, or recently has been, under investigation by various federal and state agencies, including the SEC, the FDA and the FTC, and state attorneys general. Such investigations vary in scope but at least some include JUUL’s marketing practices, particularly as such practices relate to youth, and we may be asked in the context of those investigations to provide information concerning our former investment in JUUL or relating to our marketing of Nu Mark LLC e-vapor products.
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
Price, Availability and Quality of Tobacco, Other Raw Materials, Ingredients and Component Parts
Shifts in crops (such as those driven by economic conditions and adverse weather patterns), government restrictions and mandated prices, production control programs, economic trade sanctions, import duties and tariffs, international trade disruptions, inflation, geopolitical instability, climate and environmental changes and disruptions due to man-made or natural disasters may increase the cost or reduce the supply or quality of tobacco, other raw materials, ingredients or component parts used to manufacture our operating companies’ products. Any significant change in such factors could negatively impact our ability to continue manufacturing and marketing existing products, increase our costs or negatively impact adult consumer product acceptability and have a material adverse effect on our business and profitability.
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

Current macroeconomic conditions and geopolitical instability (including the cumulative effects of high inflation over the past several quarters, high gas prices, rising interest rates, labor shortages, supply and demand imbalances and the Russian invasion of Ukraine) have caused and continue to cause worldwide disruptions and delays to supply chains and commercial markets, which limit access to, and increase the cost of, raw materials, ingredients and component parts (for example, tobacco leaf and resins and aluminum used in our packaging). We have implemented and continue to implement various strategies to help secure sufficient supplies of raw materials, ingredients and component parts for production.
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
Operating Results
The following table provides reconciliations of reported OCI to adjusted OCI for our reportable segments, all other category and total OCI and provides the related OCI margins:

For the Six Months Ended June 30, 2023
(in millions)	Smokeable Products	Oral Tobacco Products	All Other	Total
Net revenues	$10,910	$1,308	$9	$12,227
Excise taxes	(1,969)	(57)	—	(2,026)
Revenues net of excise taxes	$8,941	$1,251	$9	$10,201

Reported OCI	$5,349	$859	$(13)	$6,195
Tobacco and health and certain other litigation items	52	—	—	52
Adjusted OCI	$5,401	$859	$(13)	$6,247

Reported OCI margin (1)	59.8%	68.7%	(100%+)	60.7%
Adjusted OCI margin (1)	60.4%	68.7%	(100%+)	61.2%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.

Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins and provides a reconciliation of reported OCI to adjusted OCI for our smokeable products segment:

	Operating Results
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Net revenues	$10,910	$11,138	(2.0)%	$5,820	$5,873	(0.9)%
Excise taxes	(1,969)	(2,181)		(1,041)	(1,137)
Revenues net of excise taxes	$8,941	$8,957		$4,779	$4,736

Reported OCI	$5,349	$5,321	0.5%	$2,846	$2,762	3.0%
NPM Adjustment Items	—	(60)		—	—
Tobacco and health and certain other litigation items	52	50		40	38
Adjusted OCI	$5,401	$5,311	1.7%	$2,886	$2,800	3.1%

Reported OCI margins (1)	59.8%	59.4%	0.4 pp	59.6%	58.3%	1.3 pp
Adjusted OCI margins (1)	60.4%	59.3%	1.1 pp	60.4%	59.1%	1.3 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Net revenues, which include excise taxes billed to customers, decreased $228 million (2.0%), due primarily to lower shipment volume ($1,196 million), partially offset by higher pricing ($960 million), which includes higher promotional investments.
Reported OCI increased $28 million (0.5%), due primarily to higher pricing, which includes higher promotional investments, partially offset by lower shipment volume ($741 million), higher per unit settlement charges, NPM Adjustment Items in 2022 ($60 million) and higher costs.
Adjusted OCI increased $90 million (1.7%), due primarily to as higher pricing, which includes higher promotional investments, partially offset by lower shipment volume, higher per unit settlement charges and higher costs.
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Net revenues, which include excise taxes billed to customers, decreased $53 million (0.9%), due primarily to lower shipment volume ($542 million), partially offset by higher pricing ($488 million), which includes higher promotional investments.
Reported and adjusted OCI increased $84 million (3.0%) and $86 million (3.1%), respectively, due primarily to higher pricing, which includes higher promotional investments, partially offset by lower shipment volume ($337 million), higher per unit settlement charges and higher costs.

Shipment Volume and Retail Share Results
The following table summarizes our smokeable products segment’s shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(sticks in millions)	2023	2022	Change	2022	2021	Change
Cigarettes:
Marlboro	34,902	38,325	(8.9)%	18,506	20,035	(7.6)%
Other premium	1,779	1,954	(9.0)%	954	1,017	(6.2)%
Discount	2,149	2,847	(24.5)%	1,101	1,457	(24.4)%
Total cigarettes	38,830	43,126	(10.0)%	20,561	22,509	(8.7)%
Cigars:
Black & Mild	908	865	5.0%	465	432	7.6%
Other	2	2	—%	1	1	—%
Total cigars	910	867	5.0%	466	433	7.6%
Total smokeable products	39,740	43,993	(9.7)%	21,027	22,942	(8.3)%
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
The following table summarizes our cigarettes retail share performance:

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2023	2022	Percentage Point Change	2023	2022	Percentage Point Change
Cigarettes:
Marlboro	42.0%	42.7%	(0.7)	42.1%	42.7%	(0.6)
Other premium	2.3	2.3	—	2.3	2.3	—
Discount	2.7	3.2	(0.5)	2.5	3.2	(0.7)
Total cigarettes	47.0%	48.2%	(1.2)	46.9%	48.2%	(1.3)
Note: Retail share results for cigarettes are based on data from Circana, Inc. and Circana Group, L.P. (“Circana”), as well as, Management Science Associates, Inc. (“MSA”). Circana is a newly formed company reflecting the recent merger of IRI and NPD Group, Inc. Circana maintains a blended retail service that uses a sample of stores and certain wholesale shipments to project market share and depict share trends. Similar to prior reporting, this service tracks sales in the food, drug, mass merchandisers, convenience, military, dollar store and club trade classes. For other trade classes selling cigarettes, retail share is based on shipments from wholesalers to retailers through the Store Tracking Analytical Reporting System (“STARS”), as provided by MSA. This service is not designed to capture sales through other channels, including the internet, direct mail and some illicitly tax-advantaged outlets. It is retail services’ standard practice to periodically refresh their retail scan services, which could restate retail share results that were previously released in these services.
For a discussion of volume trends and factors that impact volume and retail share performance, see Tobacco Space - Business Environment above.
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 10.0%, driven primarily by the industry’s decline rate, retail share losses (both of which were impacted by macroeconomic pressures on adult tobacco consumers’ disposable income), partially offset by calendar differences. When adjusted for calendar differences and trade inventory movements, our smokeable products segment’s reported domestic cigarettes shipment volume decreased by an estimated 10.5%. When adjusted for trade inventory movements, calendar differences and other factors, total estimated domestic cigarette industry volume decreased by an estimated 8%.
Shipments of premium cigarettes accounted for 94.5% and 93.4% of our smokeable products segment’s reported domestic cigarettes shipment volume for the six months ended June 30, 2023 and 2022, respectively.

Marlboro’s retail share of the total cigarette category decreased 0.7 share points to 42.0%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income and increased competitive activity.
Total cigarettes industry discount segment retail share increased 1.8 share points to 28.2%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income and increased competitive activity.
Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 8.7%, driven primarily by the industry’s decline rate and retail share losses (both of which were impacted by macroeconomic pressures on adult tobacco consumers’ disposable income), partially offset by trade inventory movements. When adjusted for trade inventory movements, our smokeable products segment’s reported domestic cigarettes shipment volume decreased by an estimated 10%. When adjusted for trade inventory movements and other factors, total estimated domestic cigarette industry volume decreased by an estimated 7.5%.
Shipments of premium cigarettes accounted for 94.6% and 93.5% of our smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended June 30, 2023 and 2022, respectively.
Marlboro’s retail share of the total cigarette category decreased 0.6 share points to 42.1%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income and increased competitive activity. Marlboro’s retail share increased 0.1 share point from the first quarter of 2023. Additionally, Marlboro’s share of the premium segment grew to 58.6%, an increase of 0.5 share points versus the prior year and 0.1 share point sequentially.
Total cigarettes industry discount segment retail share increased 1.8 share points to 28.2%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income and increased competitive activity. Total cigarettes industry discount segment retail share was unchanged from the first quarter of 2023.
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
Pricing Actions
PM USA and Middleton executed the following pricing and promotional allowance actions during 2023 and 2022:
▪Effective June 11, 2023, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.15 per five-pack.
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
In addition:
▪Effective July 23, 2023, PM USA increased the list price of Marlboro, L&M and Basic by $0.16 per pack. PM USA also increased the list price of all its other cigarette brands by $0.21 per pack.

Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our oral tobacco products segment:

	Operating Results
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Net revenues	$1,308	$1,278	2.3%	$680	$665	2.3%
Excise taxes	(57)	(61)		(29)	(32)
Revenues net of excise taxes	$1,251	$1,217		$651	$633

Reported and Adjusted OCI	$859	$837	2.6%	$443	$430	3.0%

Reported and Adjusted OCI margins (1)	68.7%	68.8%	(0.1) pp	68.0%	67.9%	0.1 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Net revenues, which include excise taxes billed to customers, increased $30 million (2.3%), due primarily to higher pricing ($79 million), which includes higher promotional investments, partially offset by lower shipment volume and a higher percentage of on! shipment volume relative to MST (“volume/mix”) versus 2022 ($50 million).
Reported and adjusted OCI increased $22 million (2.6%), due primarily to higher pricing, which includes higher promotional investments, partially offset by lower volume/mix ($56 million).
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Net revenues, which include excise taxes billed to customers, increased $15 million (2.3%), due primarily to higher pricing ($40 million), which includes higher promotional investments, partially offset by lower volume/mix ($28 million).
Reported and adjusted OCI increased $13 million (3.0%), due primarily to higher pricing, which includes higher promotional investments, partially offset by lower volume/mix ($31 million).
Shipment Volume and Retail Share Results
The following table summarizes our oral tobacco products segment’s shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(cans and packs in millions)	2023	2022	Change	2023	2022	Change
Copenhagen	223.9	238.3	(6.0)%	114.9	123.1	(6.7)%
Skoal	82.9	90.8	(8.7)%	42.6	46.9	(9.2)%
on!	55.2	38.6	43.0%	30.0	20.3	47.8%
Other	33.0	34.4	(4.1)%	16.9	17.7	(4.5)%
Total oral tobacco products	395.0	402.1	(1.8)%	204.4	208.0	(1.7)%
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

The following table summarizes our oral tobacco products segment’s retail share performance (excluding international volume):

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2023	2022	Percentage Point Change	2023	2022	Percentage Point Change
Copenhagen	24.8%	27.7%	(2.9)	24.3%	27.3%	(3.0)
Skoal	10.1	11.6	(1.5)	9.9	11.5	(1.6)
on!	6.7	4.5	2.2	7.0	4.9	2.1
Other	3.0	3.1	(0.1)	2.8	3.1	(0.3)
Total oral tobacco products	44.6%	46.9%	(2.3)	44.0%	46.8%	(2.8)
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
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Our oral tobacco products segment’s reported domestic shipment volume decreased 1.8%, driven primarily by retail share losses and other factors, partially offset by the industry’s growth rate, calendar differences and trade inventory movements. When adjusted for calendar differences and trade inventory movements, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 2.5%.
Total oral tobacco products category industry volume increased by an estimated 2.5% for the six months ended June 30, 2023, primarily driven by growth in oral nicotine pouches, partially offset by declines in MST volumes.
Our oral tobacco products segment’s retail share was 44.6%, and Copenhagen continued to be the leading oral tobacco brand with a retail share of 24.8%. In the oral tobacco products segment, share declines for MST products were primarily driven by the share growth of oral nicotine pouches.
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Our oral tobacco products segment’s reported domestic shipment volume decreased 1.7%, driven primarily by retail share losses, partially offset by the industry’s growth rate, trade inventory movements and calendar differences. When adjusted for trade inventory movements and calendar differences, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 2.5%.
Our oral tobacco products segment’s retail share was 44.0%, and Copenhagen continued to be the leading oral tobacco brand with a retail share of 24.3%. on!’s retail share increased 0.5 share points from the first quarter of 2023. In the oral tobacco products segment, share declines for MST products were primarily driven by the share growth of oral nicotine pouches.
The U.S. nicotine pouch category grew to 29.1% of the U.S. oral tobacco category, an increase of 8.4 share points. In addition, on!’s share of the nicotine pouch category grew to 24.0%, an increase of 2.1 share points.
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
In addition:
•Effective July 23, 2023, Helix increased the list price on its on! brand by $0.09 per can.

Liquidity and Capital Resources
We are a holding company that is primarily dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements. Our access to the operating cash flows of our wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At June 30, 2023, our significant wholly owned subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, we receive cash dividends on our interest in ABI and will continue to do so as long as ABI pays dividends.
At June 30, 2023, we had $0.9 billion of cash and cash equivalents. In addition to having access to the operating cash flows of our wholly owned subsidiaries, our capital resources include access to credit markets in the form of commercial paper, availability under our $3.0 billion senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”), which we use for general corporate purposes, and access to credit markets through the issuance of long-term senior unsecured notes. For additional information, see Capital Markets and Other Matters below.
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
Capital Markets and Other Matters
Credit Ratings - Our cost and terms of financing and our access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under the Credit Agreement is discussed in Note 11. Debt to our condensed consolidated financial statements in Item 1 (“Note 11”).
At June 30, 2023, the credit ratings and outlook for our indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Stable
Standard & Poor’s Financial Services LLC (“S&P”)	A-2	BBB	Positive (1)
Fitch Ratings Inc.	F2	BBB	Stable
(1) On June 16, 2023, S&P changed its outlook for our indebtedness to Positive from Stable.
Credit Lines - From time to time, we have short-term borrowing needs to meet our working capital requirements arising from the timing of annual MSA payments, quarterly income tax payments and quarterly dividend payments, and generally use our commercial paper program to meet those needs.
Credit Agreement - At June 30, 2023, we had availability under our Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion, and we were in compliance with the covenants in our Credit Agreement. We expect to continue to meet the covenants in our Credit Agreement. We monitor the credit quality of our bank group and do not know of any potential non-performing credit provider in that group. For further discussion on short-term borrowings, see Note 11.
Term Loan Facility - In June 2023, we entered into a $2.0 billion term loan facility and borrowed the full amount available to fund a portion of the cash payments paid at closing in connection with the NJOY Transaction. We repaid the term loan facility in full in July 2023. For further details on the term loan facility, see Note 11.

Long-Term Debt - At June 30, 2023 and December 31, 2022, our total long-term debt was $25.2 billion and $26.7 billion, respectively. In May 2023, we repaid in full our 2.950% senior unsecured notes in the aggregate principal amount of $218 million at maturity. In addition, in February 2023, we repaid in full our 1.000% senior unsecured Euro notes in the aggregate principal amount of $1.3 billion (€1.25 billion) at maturity. As a result of the repayments and changes in the Euro exchange rate, the weighted-average coupon interest rate on our total long-term debt increased to approximately 4.2% at June 30, 2023 from approximately 4.0% at December 31, 2022. For further details on long-term debt, see Note 11.
At June 30, 2023, our debt-to-Consolidated net earnings and debt-to-Consolidated EBITDA ratios were calculated as follows:

For the Twelve Months Ended June 30, 2023
(in millions)
Consolidated net earnings	$6,818
Interest and other debt expense, net	983
Provision for income taxes	1,578
Depreciation and amortization	231
EBITDA	9,610
(Income) loss from investments in equity securities and noncontrolling interests, net	2,365
(Gain) loss on Cronos-related financial instruments	1
Dividends from less than 50% owned affiliates	163
Consolidated EBITDA	$12,139

Short-term borrowings (1)	$2,000
Current portion of long-term debt (1)	1,121
Long-term debt (1)	24,074
Total Debt	$27,195

Total Debt / Consolidated net earnings	4.0
Total Debt / Consolidated EBITDA	2.2
(1) Balance at June 30, 2023.
Guarantees and Other Similar Matters - As discussed in Note 13, we had unused letters of credit obtained in the ordinary course of business and guarantees (including third-party guarantees) outstanding at June 30, 2023. From time to time, we also issue lines of credit to affiliated entities. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 11, PM USA has issued guarantees relating to our obligations under our outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under the commercial paper program. These items have not had, and are not expected to have, a significant impact on our liquidity.
Payments Under State Settlement Agreements and FDA Regulation - As discussed in Note 13, PM USA has entered into State Settlement Agreements with the states, the District of Columbia and certain U.S. territories that call for certain payments. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. For further discussion of the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the MSA, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 13.
Based on current agreements, estimated market share, estimated annual industry volume decline rates and inflation rates, the estimated amounts that we may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees are $3.9 billion on average for the next three years. These amounts exclude the potential impact of any NPM Adjustment Items.
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year are generally paid in April of the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. We paid approximately $3.4 billion and $3.7 billion for the six months ended June 30, 2023 and 2022, respectively, in connection with the State Settlement Agreements and FDA user fees, primarily all of which was paid in the second quarter of each period. We recorded $2.0 billion and $2.1 billion of charges to cost of sales for the six months ended June 30, 2023 and 2022, respectively, and $1.0 billion and $1.1 billion of charges to cost of sales for the three months ended June 30, 2023 and 2022, respectively, in connection with the State Settlement Agreements and FDA user fees. As previously stated, the payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including volume, operating income, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results. For further discussion on the potential impact of inflation on future payments, see Operating Results by Business Segment - Tobacco Space - State Settlement Agreements.
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of June 30, 2023, PM USA had posted appeal bonds totaling $34 million, which have been collateralized with restricted cash that is included in assets on our condensed consolidated balance sheet.
Litigation is subject to uncertainty, and an adverse outcome or settlement of litigation could have a material adverse effect on our results of operations, cash flows or financial position in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 13.
NJOY Acquisition - On June 1, 2023, we acquired NJOY Holdings and funded the NJOY Transaction cash payments at closing of approximately $2.75 billion (net of cash acquired), which is subject to closing adjustments, through a combination of a $2.0 billion term loan facility, the issuance of commercial paper and available cash. We may also be obligated to pay up to $500 million in additional cash payments that are contingent on receipt of FDA authorizations with respect to certain NJOY products. For further discussion, see Note 2. Acquisition of NJOY to our condensed consolidated financial statements in Item 1.
IQOS Purchase Agreement - In 2022, we entered into an agreement with PMI to, among other things, transition and ultimately conclude our relationship with respect to the IQOS System in the United States. We received a payment of $1.0 billion in 2022 and an additional payment of approximately $1.8 billion (including interest) in July 2023.
Equity and Dividends
During the first six months of 2023 and 2022, we paid dividends of $3,365 million and $3,279 million, respectively, an increase of 2.6%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares we repurchased under our share repurchase programs. Our current annualized dividend rate is $3.76 per share. In March 2023, we established a new progressive dividend goal that targets mid-single digits dividend growth annually. Future dividend payments remain subject to the discretion of our Board of Directors (“Board of Directors” or “Board”).
For a discussion of our share repurchase programs, see Note 1. Background and Basis of Presentation to our condensed consolidated financial statements in Item 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.
Financial Review
Cash Provided by/Used in Operating Activities
During the first six months of 2023, net cash provided by operating activities was $3,108 million compared with $2,561 million during the first six months of 2022. This increase was due primarily to lower State Settlement Agreements and income tax payments.
We had a working capital deficit at June 30, 2023 and December 31, 2022. Our management believes that we have the ability to fund working capital deficits with cash provided by operating activities, borrowings under the Credit Agreement and access to the credit and capital markets.
Cash Provided by/Used in Investing Activities
During the first six months of 2023, net cash used in investing activities was $2,858 million compared with $150 million during the first six months of 2022. This increase was due primarily to the NJOY Transaction.
Cash Provided by/Used in Financing Activities
During the first six months of 2023, net cash used in financing activities was $3,418 million compared with $4,373 million during the first six months of 2022. This decrease was due primarily to the following:
▪proceeds from the term loan facility; and
▪lower repurchases of common stock in 2023;
partially offset by:
▪repayment of $1.3 billion in full of our 1.000% senior unsecured Euro notes at maturity in February 2023;
▪repayment of $0.2 billion in full of our 2.950% senior unsecured notes at maturity in May 2023; and
▪higher dividends paid in 2023.
New Accounting Guidance Not Yet Adopted
See Note 14. New Accounting Guidance Not Yet Adopted to our condensed consolidated financial statements in Item 1 for a discussion of issued accounting guidance applicable to, but not yet adopted by, us.

Contingencies
See Note 13 for a discussion of contingencies.
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
The Parent is a holding company; therefore, its access to the operating cash flows of its wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. Neither the Guarantor nor other 100% owned subsidiaries of the Parent that are not guarantors of the debt (“Non-

Guarantor Subsidiaries”) are limited by contractual obligations on their ability to pay cash dividends or make other distributions with respect to their equity interests.
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
Summarized Balance Sheets
(in millions of dollars)

	Parent		Guarantor
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Assets
Due from Non-Guarantor Subsidiaries	$—	$—	$288	$278
Other current assets	1,185	4,086	745	762
Total current assets	$1,185	$4,086	$1,033	$1,040

Due from Non-Guarantor Subsidiaries	$6,561	$4,790	$—	$—
Other assets	9,414	9,090	1,422	1,435
Total non-current assets	$15,975	$13,880	$1,422	$1,435

Liabilities
Due to Non-Guarantor Subsidiaries	$1,215	$2,342	$999	$912
Other current liabilities	5,244	3,751	2,690	3,925
Total current liabilities	$6,459	$6,093	$3,689	$4,837

Total non-current liabilities	$26,226	$26,591	$626	$633

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Six Months Ended June 30, 2023
	Parent (1)	Guarantor (2)
Net revenues	$—	$10,331
Gross profit	—	5,666
Net earnings (losses)	(11,093)	3,788
(1) For the six months ended June 30, 2023, net earnings (losses) include an approximate $10.8 billion loss related to the cancellation of certain interests in a non-guarantor subsidiary, $125 million of intercompany interest income from non-guarantor subsidiaries and $175 million of interest expense from non-guarantor subsidiaries.
(2) For the six months ended June 30, 2023, net earnings (losses) include $115 million of intercompany interest income from non-guarantor subsidiaries.
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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could differ materially from those anticipated, estimated or projected. You should bear this in mind as you consider our forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes, including with respect to our ability to achieve our Vision, to differ materially from those contained in, or implied by, any forward-looking statements we made. Any such statement is qualified by reference to the following cautionary statements. We elaborate on these important factors and the risks we face throughout this Form 10-Q, particularly in the “Executive Summary” and “Business Environment” sections preceding our discussion of the operating results of our segments above, in Part II, Item 1A. Risk Factors in this Form 10-Q, and in our other publicly filed reports, including our 2022 Form 10-K and our First Quarter Form 10-Q. These factors and risks include the following:
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
▪our failure to complete or manage successfully strategic transactions, including the NJOY Transaction and other acquisitions, dispositions, joint ventures and investments in third parties, or realize the anticipated benefits of such transactions;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The fair value of our long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting primarily from changes in market interest rates. The following table provides the fair value of our long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates at June 30, 2023 and December 31, 2022:

(in billions)	June 30, 2023	December 31, 2022
Fair value	$22.3	$22.9
Decrease in fair value from a 1% increase in market interest rates	1.8	1.7
Increase in fair value from a 1% decrease in market interest rates	2.1	2.0
We expect interest rates on borrowings under the Credit Agreement to be based on the Term Secured Overnight Financing Rate, plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s and S&P. The applicable percentage for borrowings under the Credit Agreement at June 30, 2023 was 1.0% based on our long-term senior unsecured debt ratings on that date. At June 30, 2023 and December 31, 2022, we had no borrowings under the Credit Agreement.
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
Part II – OTHER INFORMATION
Item 1. Legal Proceedings
See Note 13 for a discussion of legal proceedings pending against us. See also Exhibits 99.1 and 99.2 to this Form 10-Q.
Item 1A. Risk Factors
Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of our 2022 Form 10-K and Part II, Item 1A. Risk Factors of our First Quarter Form 10-Q. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K and First Quarter Form 10-Q. We elaborate on these and other risks we face throughout this Form 10-Q, particularly in the “Business Environment” section preceding our discussion of our operating results above in Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
The growth of innovative tobacco products, including e-vapor products and oral nicotine pouches, has contributed to reductions in the consumption levels and industry sales volume of cigarettes and other tobacco products, including MST. Furthermore, the sale of synthetic nicotine products without authorization from the FDA could negatively impact the growth of other innovative tobacco products. If we are unable to compete effectively in innovative tobacco product categories, including through internal product development, on! oral nicotine pouch products, NJOY e-vapor products, our participation in Horizon, other potential future partnerships with Japan Tobacco, Inc. and potential future investments, such inability could have a material adverse impact on our business, results of operations, cash flows or financial positions and our ability to achieve our Vision.
PM USA also faces competition from lower-priced brands sold by certain United States and foreign manufacturers that have cost advantages because they are not parties to settlements of certain tobacco litigation in the United States and, as such, are not required to make annual settlement payments as required by the parties to the settlements. These settlement payments, which are inflation-adjusted, are significant for PM USA and have contributed to substantial cigarette price increases to help cover their cost. Manufacturers not party to the settlements are subject to state escrow legislation requiring escrow deposits. Such manufacturers may avoid these escrow obligations by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers’ cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and imports of foreign lower-priced brands. The market shares of our operating companies’ products also have been negatively impacted by increases in competitive discount product share for cigarettes and MST products, as price sensitive adult tobacco consumers react to their economic conditions. Our failure to compete with lower-priced cigarette brands and counter the impacts of illicit trade in tobacco products could have a material adverse effect on our business, results of operations, cash flows or financial position.
We may be unsuccessful in commercializing innovative products, including tobacco products with reduced health risks relative to certain other tobacco products and that appeal to adult tobacco consumers, which may have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
We have growth strategies involving innovative products that may have reduced health risks relative to certain other tobacco products, while continuing to offer adult tobacco consumers (within and outside the United States) products that meet their taste expectations and evolving preferences. These strategies include products in the e-vapor, heated tobacco and oral nicotine pouch spaces. If we are not successful in executing these strategies, there could be a material negative impact on our business and our ability to achieve our Vision.
In June 2023, we completed the NJOY Transaction, which provided us full global ownership of NJOY’s e-vapor product portfolio, including NJOY ACE, currently the only pod-based e-vapor product with market authorizations from the FDA. If we are unable to successfully integrate NJOY with our existing operations, execute our plans to increase the distribution of NJOY products, enhance NJOY ACE’s brand equity, increase the brand’s awareness and appeal or receive FDA authorizations on certain NJOY products, such outcomes could have a negative effect on our business and our ability to achieve our Vision.
In October 2022, we entered into a joint venture with JTI (US) Holding, Inc. to form Horizon for the marketing and commercialization of heated tobacco stick products in the U.S. Horizon’s success in generating new revenue streams by commercializing current and future HTS products owned by us or Japan Tobacco, Inc. is dependent upon a number of factors, including receipt of regulatory authorizations, prevailing economic, market, regulatory or business conditions, or changes in such conditions, negatively affecting the parties or their plans for future collaboration and partnerships, changes in market and other conditions resulting in unanticipated delays in the design and development of future products or the commencement of test launches, the outcome of any legal proceedings or investigations that may be instituted against the parties or others related to the transaction, changes in the preferences of U.S. adult tobacco consumers, the failure to meet commercialization milestones and the ability of the parties to enter into future partnerships on terms acceptable to both parties and in the expected manner or timeframe, if at all. Such outcomes could have a negative effect on our ability to generate new revenue streams and enter new geographic markets.
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
We regularly evaluate potential strategic transactions, including acquisitions, dispositions, joint ventures and investments in third parties. Opportunities for strategic transactions may be limited, and the success of any such transaction is dependent upon our ability to complete and realize the expected benefits of the transaction in the expected time frame or at all. Following the completion of a transaction there may be certain financial, managerial, staffing and talent and operational risks, including diversion of management’s attention from existing core businesses, difficulties integrating other businesses into existing operations and other challenges presented by a transaction that does not achieve anticipated sales levels and profitability. We may not be able to enter into attractive business relationships or execute and complete strategic transactions on favorable terms or at all or that any such relationships or transactions will improve our competitive position or have the intended financial outcomes. For example, our former investment in JUUL did not and, to date, our investment in Cronos has not, resulted in the economic and competitive advantages expected at the time the investments were made.
In June 2023, we completed the NJOY Transaction. We may not be able to realize the expected benefits of the NJOY Transaction in the expected manner or timeframe, if at all, including due to failure to successfully manage the integration of NJOY with our existing operations, failure to receive or maintain regulatory authorizations, failure to comply with regulatory requirements, prevailing economic, market, regulatory or business conditions, or changes in such conditions, negatively affecting our business and our plans with respect to the e-vapor category, the outcome of any legal proceeding or investigation that may be instituted against the parties or others related to the NJOY Transaction or NJOY or its products and the occurrence of any event requiring us to write down the value of NJOY’s intangible assets, including trademarks and goodwill, due to impairment.
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
In certain litigation, we and our subsidiaries may face potentially significant non-monetary remedies that could have a material adverse effect on our businesses. For example, in the Federal Government’s lawsuit alleging that certain defendants, including Altria and PM USA, violated RICO and engaged in certain “sub-schemes” to defraud, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of “corrective statements.” In a patent lawsuit adjudicated before the ITC, the ITC banned the importation of IQOS devices, Marlboro HeatSticks and component parts into the United States and the sale and marketing of any such products previously imported into the United States. As a result of the ITC’s decision, PM USA removed the IQOS devices, Marlboro HeatSticks and any infringing components from the marketplace. In a separate patent lawsuit brought by JUUL currently pending before the ITC, the plaintiffs seek a prohibition on the importation of NJOY ACE into the United States and on the sale of any such products previously imported into the United States. Any such ban on the importation or sale of NJOY ACE could have negative impact on our business, our valuation of NJOY’s assets and our plans with respect to the e-vapor category.
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
Each of Altria and our subsidiaries named as a defendant in pending litigation believes, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts.
We have defended, and will continue to defend, vigorously against litigation challenges. However, we may enter into settlement discussions in particular cases if we believe it is in our best interests to do so.
From time to time, we are subject to federal and state governmental investigations on a range of matters. We currently are, or recently have been, subject to a number of governmental investigations concerning various aspects of our investment in, and relationship with, JUUL.
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
Our share repurchase activity for each of the three months in the period ended June 30, 2023, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

April 1-30, 2023	2,057,702	$45.44	2,057,702	$906,500,416
May 1-31, 2023	4,778,153	$45.85	4,778,153	$687,402,101
June 1-30, 2023	3,570,317	$44.67	3,570,317	$527,900,556
	10,406,172	$45.37	10,406,172

Item 5. Other Information
During the quarter ended June 30, 2023, except as noted below, none of our directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
Effective June 1, 2023, phantom stock units of non-Altria stock were removed as an investment option under Altria’s Deferred Fee Plan for Non-Employee Directors (“Plan”). As a result of this change, on May 1, 2023, George Muñoz, a director on our Board, made a one-time election to transfer the investment value of all of the phantom stock of non-Altria stock held in his Plan account into Altria phantom stock units. In accordance with the terms of the Plan, the investment value of the non-Altria phantom stock units was transferred on June 1, 2023 pursuant to the May 1, 2023 investment direction, resulting in the acquisition of 3,149 Altria phantom stock units. This trading arrangement is not intended to satisfy the affirmative defense of Rule 10b5-1(c).

Item 6. Exhibits

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
August 1, 2023