Form 10-Q
period 2023-09-30
ALTRIA GROUP, INC.
filed 2023-10-26
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At October 17, 2023, there were 1,768,646,674 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)
______________________________

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,537	$4,030
Receivables:
Receivable from the sale of IQOS System commercialization rights	—	1,721
Other	57	48
Inventories:
Leaf tobacco	606	704
Other raw materials	212	186
Work in process	29	24
Finished product	327	266
	1,174	1,180
Other current assets	622	241
Total current assets	3,390	7,220
Property, plant and equipment, at cost	4,526	4,427
Less accumulated depreciation	2,897	2,819
	1,629	1,608
Goodwill	6,791	5,177
Other intangible assets, net	13,727	12,384
Investments in equity securities ($0 million and $250 million at September 30, 2023 and December 31, 2022, respectively, measured at fair value)	9,907	9,600
Other assets	1,025	965
Total Assets	$36,469	$36,954

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)
________________________________________________

	September 30, 2023	December 31, 2022
Liabilities
Current portion of long-term debt	$1,121	$1,556
Accounts payable	490	552
Accrued liabilities:
Marketing	663	599
Settlement charges	2,388	2,925
Other	1,277	1,299
Deferred gain from the sale of IQOS System commercialization rights	2,700	—
Dividends payable	1,742	1,685
Total current liabilities	10,381	8,616
Long-term debt	23,977	25,124
Deferred income taxes	2,527	2,897
Accrued pension costs	127	133
Accrued postretirement health care costs	1,096	1,083
Deferred gain from the sale of IQOS System commercialization rights	—	2,700
Other liabilities	1,718	324
Total liabilities	39,826	40,877
Contingencies (Note 13)
Stockholders’ Equity (Deficit)
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,895	5,887
Earnings reinvested in the business	30,767	29,792
Accumulated other comprehensive losses	(2,471)	(2,771)
Cost of repurchased stock (1,036,080,497 shares at September 30, 2023 and 1,020,427,195 shares at December 31, 2022)	(38,533)	(37,816)
Total stockholders’ equity (deficit) attributable to Altria	(3,407)	(3,973)
Noncontrolling interests	50	50
Total stockholders’ equity (deficit)	(3,357)	(3,923)
Total Liabilities and Stockholders’ Equity (Deficit)	$36,469	$36,954

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)
_____________________________________

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$18,508	$18,985	$6,281	$6,550
Cost of sales	4,693	4,869	1,578	1,715
Excise taxes on products	3,030	3,380	1,004	1,138
Gross profit	10,785	10,736	3,699	3,697
Marketing, administration and research costs	2,034	1,635	610	585
Operating income	8,751	9,101	3,089	3,112
Interest and other debt expense, net	758	832	272	271
Net periodic benefit income, excluding service cost	(95)	(137)	(33)	(44)
(Income) losses from investments in equity securities	(105)	3,707	(58)	2,478
Loss on Cronos-related financial instruments	—	14	—	—
Earnings before income taxes	8,193	4,685	2,908	407
Provision for income taxes	2,123	1,611	742	183
Net earnings	$6,070	$3,074	$2,166	$224
Per share data:
Basic and diluted earnings per share	$3.40	$1.69	$1.22	$0.12

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)
_____________________

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2023	2022	2023	2022
Net earnings	$6,070	$3,074	$2,166	$224
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	(16)	48	(5)	17
ABI	302	637	236	(6)
Currency translation adjustments and other	14	(12)	7	(17)
Other comprehensive earnings (losses), net of deferred income taxes	300	673	238	(6)
Comprehensive earnings	$6,370	$3,747	$2,404	$218

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Nine Months Ended September 30, 2023 and 2022
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2022	$935	$5,887	$29,792	$(2,771)	$(37,816)	$50	$(3,923)
Net earnings	—	—	6,070	—	—	—	6,070
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	300	—	—	300
Stock award activity	—	8	—	—	20	—	28
Cash dividends declared ($2.86 per share)	—	—	(5,095)	—	—	—	(5,095)
Repurchases of common stock	—	—	—	—	(732)	—	(732)
Other	—	—	—	—	(5)	—	(5)
Balances, September 30, 2023	$935	$5,895	$30,767	$(2,471)	$(38,533)	$50	$(3,357)

	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2021	$935	$5,857	$30,664	$(3,056)	$(36,006)	$(1,606)
Net earnings	—	—	3,074	—	—	3,074
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	673	—	673
Stock award activity	—	16	—	—	15	31
Cash dividends declared ($2.74 per share)	—	—	(4,953)	—	—	(4,953)
Repurchases of common stock	—	—	—	—	(1,451)	(1,451)
Balances, September 30, 2022	$935	$5,873	$28,785	$(2,383)	$(37,442)	$(4,232)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Three Months Ended September 30, 2023 and 2022
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity (Deficit)
Balances, June 30, 2023	$935	$5,880	$30,340	$(2,709)	$(38,273)	$50	$(3,777)
Net earnings	—	—	2,166	—	—	—	2,166
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	238	—	—	238
Stock award activity	—	15	—	—	—	—	15
Cash dividends declared ($0.98 per share)	—	—	(1,739)	—	—	—	(1,739)
Repurchases of common stock	—	—	—	—	(260)	—	(260)
Balances, September 30, 2023	$935	$5,895	$30,767	$(2,471)	$(38,533)	$50	$(3,357)

	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Total Stockholders’ Equity (Deficit)
Balances, June 30, 2022	$935	$5,861	$30,252	$(2,377)	$(37,074)	$(2,403)
Net earnings	—	—	224	—	—	224
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(6)	—	(6)
Stock award activity	—	12	—	—	—	12
Cash dividends declared ($0.94 per share)	—	—	(1,691)	—	—	(1,691)
Repurchases of common stock	—	—	—	—	(368)	(368)
Balances, September 30, 2022	$935	$5,873	$28,785	$(2,383)	$(37,442)	$(4,232)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)
_____________________

For the Nine Months Ended September 30,	2023	2022
Cash Provided by (Used in) Operating Activities
Net earnings	$6,070	$3,074
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	194	163
Deferred income tax provision (benefit)	(575)	(550)
Unrecognized tax benefit (1)	1,173	21
(Income) losses from investments in equity securities	(105)	3,707
Dividends from ABI	163	104
Loss on Cronos-related financial instruments	—	14
Cash effects of changes: (2)
Receivables	19	(5)
Inventories	26	88
Accounts payable	(47)	(27)
Income taxes	(210)	49
Accrued liabilities and other current assets	(210)	(382)
Accrued settlement charges	(537)	(618)
Pension plan contributions	(14)	(11)
Pension and postretirement, net	(97)	(110)
Other, net	210	120
Net cash provided by (used in) operating activities	6,060	5,637
Cash Provided by (Used in) Investing Activities
Capital expenditures	(143)	(147)
Proceeds from the sale of IQOS System commercialization rights	1,700	—
Acquisition of NJOY, net of cash acquired	(2,751)	—
Other, net	(23)	(68)
Net cash provided by (used in) investing activities	$(1,217)	$(215)
(1) 2023 relates to unrecognized tax benefit from the ordinary loss for cash tax purposes with respect to a portion of our tax basis associated with our former investment in JUUL. For further discussion, see Note 12. Income Taxes.
(2) 2023 amounts are net of the effects from the NJOY Transaction. For further details, see Note 2. Acquisition of NJOY.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)
_____________________

For the Nine Months Ended September 30,	2023	2022
Cash Provided by (Used in) Financing Activities
Proceeds from short-term borrowings	$2,000	$—
Repayment of short-term borrowings	(2,000)	—
Long-term debt repaid	(1,566)	(1,105)
Repurchases of common stock	(732)	(1,451)
Dividends paid on common stock	(5,040)	(4,908)
Other, net	(15)	(12)
Net cash provided by (used in) financing activities	(7,353)	(7,476)
Cash, cash equivalents and restricted cash:
Increase (decrease)	(2,510)	(2,054)
Balance at beginning of period	4,091	4,594
Balance at end of period	$1,581	$2,540

The following table provides a reconciliation of cash, cash equivalents and restricted cash (1) to the amounts reported on our condensed consolidated balance sheets:
	At September 30, 2023	At December 31, 2022
Cash and cash equivalents	$1,537	$4,030
Restricted cash included in other current assets	10	15
Restricted cash included in other assets	34	46
Cash, cash equivalents and restricted cash	$1,581	$4,091
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
▪Background: At September 30, 2023, our wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco products (“MST”) and snus products; Helix Innovations LLC (“Helix”), which operates in the United States and Canada, and Helix Innovations GmbH and its affiliates (“Helix ROW”), which operate internationally in the rest-of-world, are engaged in the manufacture and sale of oral nicotine pouches; and NJOY, LLC (“NJOY”), which is engaged in the manufacture and sale of e-vapor products. Other wholly owned subsidiaries included Altria Group Distribution Company (“AGDC”), which provides sales and distribution services to our domestic operating companies; and Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, research and product development, consumer engagement, finance, human resources and external affairs. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by our subsidiaries. At September 30, 2023, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
As discussed in Note 2. Acquisition of NJOY, on June 1, 2023, we completed our acquisition of NJOY Holdings, Inc. (“NJOY Holdings”), the parent of NJOY. As a result of the acquisition, NJOY became a wholly owned subsidiary of Altria.
At September 30, 2023, we also owned a 75% economic interest in Horizon Innovations LLC (“Horizon”), a joint venture with Japan Tobacco, Inc., which owned the remaining 25% economic interest. Horizon is structured to exist in perpetuity and is responsible for the U.S. marketing and commercialization of heated tobacco stick products.
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
At September 30, 2023, we had investments in Anheuser-Busch InBev SA/NV (“ABI”) and Cronos Group Inc. (“Cronos”), which we account for under the equity method of accounting using a one-quarter lag.
For further discussion of our investments in equity securities, see Note 5. Investments in Equity Securities.
▪Dividends and Share Repurchases: In August 2023, our Board of Directors (“Board of Directors” or “Board”) approved a 4.3% increase in the quarterly dividend rate to $0.98 per share of our common stock versus the previous rate of $0.94 per share. The current annualized dividend rate is $3.92. Future dividend payments remain subject to the discretion of our Board.
In January 2021, our Board of Directors authorized a $2.0 billion share repurchase program that it expanded to $3.5 billion in October 2021 (as expanded, the “January 2021 share repurchase program”). We completed the January 2021 share repurchase program in December 2022.
In January 2023, our Board of Directors authorized a new $1.0 billion share repurchase program (the “January 2023 share repurchase program”). At September 30, 2023, we had $268 million remaining under the January 2023 share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.

Our share repurchase activity was as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Total number of shares repurchased	16.3	29.9	5.9	8.5
Aggregate cost of shares repurchased	$732	$1,451	$260	$368
Average price per share of shares repurchased	$44.97	$48.60	$44.26	$43.68
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
Additionally, on January 1, 2023, we adopted ASU 2022-04, Liabilities- Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU No. 2022-04”). This guidance requires that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. As of and for the nine months ended September 30, 2023, our adoption of ASU No. 2022-04 had no material impact on our condensed consolidated financial statements or related disclosures.
For a description of issued accounting guidance applicable to, but not yet adopted by, us, see Note 14. New Accounting Guidance Not Yet Adopted.
Note 2. Acquisition of NJOY
On June 1, 2023, we acquired NJOY Holdings (“NJOY Transaction”), which provided us with full global ownership of NJOY’s e-vapor product portfolio, including NJOY ACE, currently the only pod-based e-vapor product with market authorizations from the U.S. Food and Drug Administration (“FDA”). The total consideration for the NJOY Transaction of approximately $2.9 billion, consisted of approximately $2.75 billion in cash payments (net of cash acquired) plus the fair value of up to $500 million in additional cash payments that are contingent on receipt of FDA authorizations with respect to certain NJOY products. The fair value of these contingent payments on the acquisition date, at June 30, 2023 and at September 30, 2023 was approximately $130 million, which is included in the total consideration.
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
The fair value estimates of the assets acquired and liabilities assumed are preliminary and subject to adjustments during the measurement period (up to one year following the acquisition date). The primary areas of accounting for the NJOY Transaction that are not yet finalized relate to the fair value of certain intangible assets acquired, contingent liabilities, residual goodwill and any related tax impact. During the measurement period, we will adjust preliminary valuations assigned to assets and liabilities if new information is obtained about facts and circumstances that existed as of the NJOY Transaction date, that, if known, would have resulted in revised values for these items as of that date. The impact of all changes, if any, that do not qualify as measurement period adjustments will be included in current period earnings.

The following amounts represent the preliminary estimates for purchase price allocation to assets acquired and liabilities assumed in the NJOY Transaction, which will be finalized by the end of the measurement period:

(in millions)
Cash and cash equivalents	$22
Receivables	7
Inventories	19
Other assets	7
Property, plant and equipment	16
Other intangible assets:
Developed technology (amortizable)	1,000
Trademarks (amortizable)	230
Supplier agreements (amortizable)	180
Accounts payable	(7)
Accrued liabilities	(20)
Deferred income taxes	(167)
Total identifiable net assets	1,287
Total consideration	2,901
Goodwill	$1,614
The excess of the total consideration over the identifiable net assets acquired in the NJOY Transaction primarily reflects the value of future growth opportunities in the e-vapor category. None of the goodwill or other intangible assets will be deductible for tax purposes.
The significant assumptions used in determining the preliminary fair values of the identifiable intangible assets included revenue growth rates, operating margins, the assessment of acquired technology life cycles, discount rates, as well as other factors. We determined the preliminary fair values of the identifiable intangibles assets using an income approach. The fair value measurements were primarily based on significant inputs that are not observable in the market, such as discounted cash flow analyses, and thus are classified in Level 3 of the fair value hierarchy. We amortize the intangible assets over a weighted-average period of approximately 17 years.
In determining the estimated fair value of contingent payments, we made certain judgments, estimates and assumptions, the most significant of which was the likelihood of certain potential regulatory outcomes. Contingent payments are classified in Level 3 of the fair value hierarchy.
Costs incurred for the NJOY Transaction have been and will be recognized as expenses in the period in which the costs are incurred. We incurred costs related to the NJOY Transaction of $63 million and $14 million for the nine and three months ended September 30, 2023, respectively. For the nine months ended September 30, 2023, substantially all of these costs were acquisition-related costs, consisting primarily of transaction costs and financing fees, which were included in corporate expense and interest and other debt expense, net, respectively, in our condensed consolidated statement of earnings.
Note 3. Revenues from Contracts with Customers
We disaggregate net revenues based on product type. For further discussion, see Note 10. Segment Reporting.
We calculate substantially all cash discounts, offered to customers for prompt payment, as a flat rate per unit based on agreed-upon payment terms and record receivables net of the cash discounts on our condensed consolidated balance sheets.
We record payments received by our businesses in advance of product shipment as deferred revenue. These payments are included in other accrued liabilities on our condensed consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue from contracts with customers was $284 million and $252 million at September 30, 2023 and December 31, 2022, respectively. When cash is received in advance of product shipment, our companies satisfy their performance obligations within three days of receiving payment. At September 30, 2023 and December 31, 2022, there were no differences between amounts recorded as deferred revenue from contracts with customers and amounts subsequently recognized as revenue.
Receivables were $57 million and $48 million (excluding the 2022 receivable from the sale of IQOS System commercialization rights) at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, there were no expected differences between amounts recorded and subsequently received, and we did not record an allowance for credit losses against these receivables.

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
Note 4. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Smokeable products segment	$99	$99	$2,970	$2,989
Oral tobacco products segment	5,078	5,078	9,073	9,097
Other	1,614	—	1,684	298
Total	$6,791	$5,177	$13,727	$12,384
Other intangible assets consisted of the following:

	September 30, 2023		December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,443	$—	$11,443	$—
Definite-lived intangible assets	2,841	557	1,411	470
Total other intangible assets	$14,284	$557	$12,854	$470
At September 30, 2023, substantially all of our indefinite-lived intangible assets consisted of our trademarks from our 2009 acquisition of UST ($8.8 billion) and 2007 acquisition of Middleton ($2.6 billion). Definite-lived intangible assets, consisting primarily of intellectual property (which includes developed technology), certain cigarette trademarks, e-vapor trademarks, customer relationships and supplier agreements are amortized over a weighted-average period of approximately 18 years. Pre-tax amortization expense for definite-lived intangible assets was $87 million and $54 million for the nine months ended September 30, 2023 and 2022, respectively, and $42 million and $19 million for the three months ended September 30, 2023 and 2022, respectively. We estimate our annualized amortization expense, which includes the impact of the NJOY Transaction, for each of the next five years to be approximately $170 million, assuming no additional transactions occur that require the amortization of intangible assets.
In July 2023, we received the remaining payment of approximately $1.8 billion (including interest) from Philip Morris International Inc. (“PMI”) as part of the agreement with PMI to, among other things, transition and ultimately conclude our relationship with respect to the IQOS Tobacco Heating System (“IQOS System”) in the United States (“Remaining PMI Payment”). In 2022, we received $1.0 billion from PMI upon entering into the agreement. For the nine and three months ended September 30, 2023, we recorded disposition-related interest income for the Remaining PMI Payment of $54 million and $3 million, respectively, in our condensed consolidated statements of earnings. At September 30, 2023, our condensed consolidated balance sheet included a pre-tax $2.7 billion deferred gain, which we expect to recognize in earnings when we relinquish our rights to the IQOS System effective April 30, 2024.
The changes in goodwill and net carrying amount of intangible assets were as follows:

	For the Nine Months Ended		For the Year Ended
	September 30, 2023		December 31, 2022
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Balance at January 1	$5,177	$12,384	$5,177	$12,306
Changes due to:
Acquisitions (1)	1,614	1,430	—	151
Amortization	—	(87)	—	(73)
Balance at end of period	$6,791	$13,727	$5,177	$12,384
(1) Substantially all of the 2023 amounts are attributable to the NJOY Transaction. For additional information regarding the NJOY Transaction, see Note 2. Acquisition of NJOY. 2022 amounts attributable to certain intellectual property for other tobacco products.
We conduct a required annual review of goodwill and indefinite-lived intangibles for potential impairment, and more frequently if an event occurs or circumstances change that would require us to perform an interim review. There have been no events or changes in circumstances that indicate an interim impairment review was required as of September 30, 2023. We will perform our annual impairment testing during the fourth quarter of 2023.

Note 5. Investments in Equity Securities
The carrying amount of our current and former investments consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
ABI	$9,563	$8,975
Cronos	344	375
JUUL	—	250
Total	$9,907	$9,600
(Income) losses from our current and former investments in equity securities consisted of the following:

	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
(in millions)	2023		2022		2023	2022
ABI (1)	$(401)		$2,155		$(61)	$2,367
Cronos (1)	46		197		3	11
(Income) losses from investments under equity method of accounting	(355)		2,352		(58)	2,378
JUUL	250	(2)	1,355	(3)	—	100	(3)
(Income) losses from investments in equity securities	$(105)		$3,707		$(58)	$2,478
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
Investment in ABI
At September 30, 2023, we had an approximate 10% ownership interest in ABI, consisting of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. The Restricted Shares:
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
The fair value of our equity investment in ABI at September 30, 2023 and December 31, 2022 was $11.0 billion and $11.9 billion, respectively, which exceeded its carrying value of $9.6 billion and $9.0 billion by approximately 15% and 33%, respectively.
At September 30, 2022, the fair value of our equity investment in ABI had declined below its carrying value by $2.5 billion or approximately 22%. We determined the decline in fair value to be other than temporary and recorded a non-cash, pre-tax impairment charge of $2.5 billion for the nine and three months ended September 30, 2022, which was recorded to (income) losses from investments in equity securities in our condensed consolidated statements of earnings.
Investment in Cronos
At September 30, 2023, we had a 41.1% ownership interest in Cronos, consisting of 156.6 million shares, which we account for under the equity method of accounting. We report our share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for us to record them in the concurrent period.
The fair value of our equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. At December 31, 2022, the fair value of our equity method investment in Cronos exceeded its carrying value by $22 million or approximately 6%.
At September 30, 2023, the fair value of our equity method investment in Cronos was less than its carrying value by $31 million or approximately 9%. Based on our evaluation of the duration and magnitude of the fair value decline, our evaluation of Cronos’s financial condition (including its strong cash position) and near-term prospects, and our intent and ability to hold our investment in Cronos until recovery, we concluded that the decline in fair value of our equity method investment in Cronos below its carrying value is temporary and, therefore, no impairment was recorded.
As part of our investment in Cronos, at September 30, 2023, we also owned anti-dilution protections to purchase Cronos common shares, exercisable each quarter upon dilution, to maintain our ownership percentage. Certain of the anti-dilution protections provide us the ability to purchase additional Cronos common shares at a per share exercise price of Canadian dollar (“CAD”) $16.25 upon the occurrence of specified events (“Fixed-price Preemptive Rights”). The Fixed-price Preemptive Rights had no value at September 30, 2023 and December 31, 2022.
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
At September 30, 2023 and December 31, 2022, we had no outstanding foreign currency contracts. When we have foreign currency contracts in effect, counterparties are domestic and international financial institutions. Under these contracts, we are exposed to potential losses in the event of non-performance by these counterparties. We manage our credit risk by entering into transactions with counterparties that have investment grade credit ratings, limiting the amount of exposure we have with each counterparty and monitoring the financial condition of each counterparty. The counterparty agreements contain provisions that require us to maintain an investment grade credit rating. In the event our credit rating falls below investment grade, counterparties to our foreign currency contracts can require us to post collateral.
The aggregate carrying value and fair value of our total long-term debt were as follows:

(in millions)	September 30, 2023	December 31, 2022
Carrying value	$25,098	$26,680
Fair value	21,325	22,928
Foreign currency denominated debt included in long-term debt:
Carrying value	3,164	4,540
Fair value	2,867	4,165
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
We recognized pre-tax (gains) of our net investment hedges of $(32) million and $(664) million for the nine months ended September 30, 2023 and 2022, respectively, and $(101) million and $(289) million for the three months ended September 30, 2023 and 2022, respectively, in accumulated other comprehensive losses.
Note 7. Benefit Plans
Components of Net Periodic Benefit Cost (Income)
Net periodic benefit cost (income) consisted of the following:

	Pension		Postretirement		Pension		Postretirement
	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$29	$48	$11	$17	$9	$16	$3	$7
Interest cost	250	155	49	31	84	51	15	11
Expected return on plan assets	(364)	(370)	(5)	(10)	(121)	(123)	(1)	(4)
Amortization:
Net loss (gain)	3	72	(2)	14	1	24	(2)	6
Prior service cost (credit)	4	5	(30)	(34)	1	2	(10)	(11)
Net periodic benefit cost (income)	$(78)	$(90)	$23	$18	$(26)	$(30)	$5	$9

Employer Contributions
We make contributions to our pension plans to the extent that the contributions are tax deductible and pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. We made employer contributions of $14 million to our pension plans and did not make any contributions to our postretirement plans during the nine months ended September 30, 2023. Currently, we anticipate making additional employer contributions of up to approximately $10 million to our pension plans and no contributions to our postretirement plans in 2023. However, the foregoing estimates of 2023 contributions to our pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates, as well as asset performance significantly above or below the assumed long-term rate of return for each respective plan.
Note 8. Earnings per Share
We calculated basic and diluted earnings per share (“EPS”) using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net earnings	$6,070	$3,074	$2,166	$224
Less: Distributed and undistributed earnings attributable to share-based awards	(12)	(9)	(5)	(3)
Earnings for basic and diluted EPS	$6,058	$3,065	$2,161	$221

Weighted-average shares for basic and diluted EPS	1,780	1,808	1,773	1,799
Note 9. Other Comprehensive Earnings/Losses
Changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria were as follows:

	For the Nine Months Ended September 30, 2023
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2022	$(1,436)	$(1,369)		$34	$(2,771)

Other comprehensive earnings (losses) before reclassifications	—	388		14	402
Deferred income taxes	—	(82)		—	(82)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	306		14	320

Amounts reclassified to net earnings	(21)	(5)		—	(26)
Deferred income taxes	5	1		—	6
Amounts reclassified to net earnings, net of deferred income taxes	(16)	(4)		—	(20)

Other comprehensive earnings (losses), net of deferred income taxes	(16)	302	(1)	14	300

Balances, September 30, 2023	$(1,452)	$(1,067)		$48	$(2,471)

	For the Three Months Ended September 30, 2023
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, June 30, 2023	$(1,447)	$(1,303)		$41	$(2,709)

Other comprehensive earnings (losses) before reclassifications	—	316		7	323
Deferred income taxes	—	(69)		—	(69)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	247		7	254

Amounts reclassified to net earnings	(7)	(14)		—	(21)
Deferred income taxes	2	3		—	5
Amounts reclassified to net earnings, net of deferred income taxes	(5)	(11)		—	(16)

Other comprehensive earnings (losses), net of deferred income taxes	(5)	236	(1)	7	238

Balances, September 30, 2023	$(1,452)	$(1,067)		$48	$(2,471)

	For the Nine Months Ended September 30, 2022
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2021	$(1,612)	$(1,512)		$68	$(3,056)

Other comprehensive earnings (losses) before reclassifications	—	902		(11)	891
Deferred income taxes	—	(206)		—	(206)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	696		(11)	685

Amounts reclassified to net earnings	65	(74)		(1)	(10)
Deferred income taxes	(17)	15		—	(2)
Amounts reclassified to net earnings, net of deferred income taxes	48	(59)		(1)	(12)

Other comprehensive earnings (losses), net of deferred income taxes	48	637	(1)	(12)	673

Balances, September 30, 2022	$(1,564)	$(875)		$56	$(2,383)

	For the Three Months Ended September 30, 2022
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, June 30, 2022	$(1,581)	$(869)		$73	$(2,377)

Other comprehensive earnings (losses) before reclassifications	—	18		(16)	2
Deferred income taxes	—	(11)		—	(11)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	7		(16)	(9)

Amounts reclassified to net earnings	24	(16)		(1)	7
Deferred income taxes	(7)	3		—	(4)
Amounts reclassified to net earnings, net of deferred income taxes	17	(13)		(1)	3

Other comprehensive earnings (losses), net of deferred income taxes	17	(6)	(1)	(17)	(6)

Balances, September 30, 2022	$(1,564)	$(875)		$56	$(2,383)
(1) Primarily reflects our share of ABI’s currency translation adjustments and the impact of our designated net investment hedges related to our equity investment in ABI. For further discussion of designated net investment hedges, see Note 6. Financial Instruments.
Pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2023	2022	2023	2022
Benefit Plans: (1)
Net loss	$5	$94	$2	$33
Prior service cost/credit	(26)	(29)	(9)	(9)
	(21)	65	(7)	24
ABI (2)	(5)	(74)	(14)	(16)
Currency Translation Adjustments (2)	—	(1)	—	(1)
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$(26)	$(10)	$(21)	$7
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 7. Benefit Plans.
(2) Amounts are included in (income) losses from investments in equity securities. For further information, see Note 5. Investments in Equity Securities.
Note 10. Segment Reporting
At September 30, 2023 our reportable segments were smokeable products and oral tobacco products, which include (i) smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA, and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; and (ii) oral tobacco products, consisting of MST and snus products manufactured and sold by USSTC, and oral nicotine pouches manufactured and sold by Helix.
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

Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net revenues:
Smokeable products	$16,482	$17,020	$5,572	$5,882
Oral tobacco products	1,993	1,948	685	670
All other	33	17	24	(2)
Net revenues	$18,508	$18,985	$6,281	$6,550
Earnings before income taxes:
OCI:
Smokeable products	$8,092	$8,112	$2,743	$2,791
Oral tobacco products	1,314	1,262	455	425
All other	(17)	(27)	(4)	(7)
Amortization of intangibles	(87)	(54)	(42)	(19)
General corporate expenses	(551)	(192)	(63)	(78)
Operating income	8,751	9,101	3,089	3,112
Interest and other debt expense, net	758	832	272	271
Net periodic benefit income, excluding service cost	(95)	(137)	(33)	(44)
(Income) losses from investments in equity securities	(105)	3,707	(58)	2,478
Loss on Cronos-related financial instruments	—	14	—	—
Earnings before income taxes	$8,193	$4,685	$2,908	$407
The comparability of OCI for our reportable segments was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: We recorded pre-tax income for NPM adjustment items of $15 million for the nine and three months ended September 30, 2023 and $60 million for the nine months ended September 30, 2022 in our smokeable products segment. We recorded these items as reductions to cost of sales in our condensed consolidated statements of earnings, which resulted in increased OCI in our smokeable products segment. NPM adjustment items result from the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the Master Settlement Agreement (“NPM Adjustment Items”). For additional information, see Health Care Cost Recovery Litigation in Note 13. Contingencies.
▪Tobacco and Health and Certain Other Litigation Items: We recorded pre-tax charges related to tobacco and health and certain other litigation items as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2023	2022	2023	2022
Smokeable products segment	$65	$71	$13	$21
General corporate expenses	348	27	10	20
Interest and other debt expense, net	11	3	—	2
Total	$424	$101	$23	$43
We recorded the amounts shown in the table above for the smokeable products segment and general corporate expenses in marketing, administration and research costs in our condensed consolidated statements of earnings. For further discussion, see Note 13. Contingencies.
Note 11. Debt
Short-term Borrowings and Borrowing Arrangements
At September 30, 2023 and December 31, 2022, we had no short-term borrowings.
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
At September 30, 2023, we had a $3.0 billion senior unsecured 5-year revolving credit agreement (as amended, the “Prior Credit Agreement”), which we used for general corporate purposes and was scheduled to expire on August 1, 2025.
At September 30, 2023, we had availability under the Prior Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion and the applicable percentage for borrowings under the Prior Credit Agreement at that date was 1.0% based on our long-term senior unsecured debt ratings on that date. At September 30, 2023, we were in compliance with our covenants in the Prior Credit Agreement.
On October 24, 2023, we entered into a new senior unsecured 5-year revolving credit agreement (the “New Credit Agreement”) and terminated the Prior Credit Agreement. The terms of the New Credit Agreement are substantially similar to those of the Prior Credit Agreement.
The New Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion, expires on October 24, 2028 and includes an option, subject to certain conditions, for us to extend the New Credit Agreement for two additional one-year periods. We intend to use borrowings under the New Credit Agreement for general corporate purposes.
Pricing for interest and fees under the New Credit Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt. We expect interest rates on borrowings under the New Credit Agreement to be based on the Term Secured Overnight Financing Rate plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s Investors Service, Inc. and Standard & Poor’s Financial Services LLC. The New Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral.
The New Credit Agreement includes various covenants, one of which requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the New Credit Agreement, include certain adjustments.
Any commercial paper issued by us and any borrowings under the New Credit Agreement are guaranteed by PM USA.
Long-term Debt
The aggregate carrying value of our total long-term debt at September 30, 2023 and December 31, 2022 was $25.1 billion and $26.7 billion, respectively.
In May 2023, we repaid in full our 2.950% senior unsecured notes in the aggregate principal amount of $218 million at maturity. In addition, during the first quarter of 2023, we repaid in full our 1.000% senior unsecured Euro notes in the aggregate principal amount of $1.3 billion (€1.25 billion) at maturity.
At September 30, 2023 and December 31, 2022, accrued interest on our total debt of $190 million and $411 million, respectively, was included in other accrued liabilities on our condensed consolidated balance sheets.
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
Earnings before income taxes, provision for income taxes and income tax rates consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2023	2022	2023	2022
Earnings before income taxes	$8,193	$4,685	$2,908	$407
Provision for income taxes	2,123	1,611	742	183
Income tax rate	25.9%	34.4%	25.5%	45.0%

Our income tax rate for the nine months ended September 30, 2023 differs from the U.S. federal statutory rate of 21%, due primarily to state tax expense and a valuation allowance recorded against a deferred tax asset related to the disposition of our former investment in JUUL. Our income tax rate for the three months ended September 30, 2023 differs from the U.S. federal statutory rate of 21%, due primarily to state tax expense.
Our income tax rates for the nine and three months ended September 30, 2022 differ from the U.S. federal statutory rate of 21%, due primarily to state tax expense, including the state tax treatment of the impairment charge on our equity investment in ABI, and a valuation allowance recorded against a deferred tax asset related to the decrease in the estimated fair value of our former investment in JUUL, partially offset by the release of a valuation allowance related to our Cronos warrant and tax accruals no longer required.
We are subject to income taxation in many jurisdictions. Unrecognized tax benefits reflect the differences between tax positions we have taken or expect to take on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within our control.
For the year ending December 31, 2023, we expect to recognize an approximate $6.5 billion ordinary loss for cash tax purposes with respect to a portion of our tax basis associated with our former investment in JUUL. For financial statement purposes, we expect to fully reserve for the tax benefit associated with this ordinary loss by recording an unrecognized tax benefit of approximately $1.6 billion in 2023 on a pro-rata basis, pending the IRS’s review of our tax position. For the nine months ended September 30, 2023, we recognized a pro-rata portion of this ordinary loss, which resulted in a tax benefit of $1,141 million and a reduction to our current income taxes payable. For the nine months ended September 30, 2023, we also recognized a $1,173 million increase in a long-term liability for unrecognized tax benefits related to this tax position, partially offset by a $32 million deferred federal benefit for state taxes. There was no impact to our condensed consolidated statement of earnings for the nine and three months ended September 30, 2023. For further discussion of our former investment in JUUL, see Note 5. Investments in Equity Securities.
At September 30, 2023, our total unrecognized tax benefits were $1,233 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at September 30, 2023, was $35 million, along with $1,198 million affecting deferred taxes. The amount of unrecognized tax benefit that, if recognized, would impact the effective tax rate at December 31, 2022, was $44 million, along with $25 million affecting deferred taxes. Unrecognized tax benefits increased by $1,164 million from December 31, 2022 due primarily to the tax position established with respect to the character of losses from our former investment in JUUL as discussed above.
As a result of the recognition of the approximate $6.5 billion ordinary loss for cash tax purposes discussed above, we expect to be subject to Corporate AMT in 2023.
The following chart provides a reconciliation of the beginning and ending valuation allowances for the nine months ended September 30, 2023:

(in millions)
Balance at beginning of year	$2,800
Additions to valuation allowance charged to income tax expense	76
Releases to valuation allowance credited to income tax benefit	(6)
Foreign currency translation	(2)
Additions to valuation allowance due to NJOY Transaction (no impact to earnings)	12
Reductions to valuation allowance offset to deferred tax asset (no impact to earnings)	(663)
Balance at end of period	$2,217
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
For the nine months ended September 30, 2023, we reduced the deferred tax asset and corresponding valuation allowance for the portion of our JUUL capital losses that is now part of our tax basis in the shares of a foreign subsidiary. This outside basis difference of the foreign subsidiary is not recognized as a deferred tax asset since we do not expect the temporary difference to reverse in the foreseeable future. The cumulative valuation allowance at September 30, 2023 was primarily attributable to deferred tax assets recorded in connection with the portion of our JUUL capital losses that is now included in our tax basis in the shares of a domestic subsidiary and our investment in Cronos.
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

Judgments Paid and Provisions for Tobacco and Health (Including Engle Progeny Litigation) and Certain Other Litigation Items: The changes in our accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2023	2022	2023	2022
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$71	$91	$381	$25
Pre-tax charges for:
Tobacco and health and certain other litigation (1)	75	71	23	21
Shareholder derivative lawsuits (2)	98	27	—	20
JUUL-related settlements (3)	240	—	—	—
Related interest costs	11	3	—	2
Payments	(122)	(137)	(31)	(13)
Accrued liability for tobacco and health and certain other litigation items at end of period	$373	$55	$373	$55
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
After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $1 billion and interest totaling approximately $241 million as of September 30, 2023. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $439 million and related interest totaling approximately $60 million.
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of September 30, 2023, PM USA has posted appeal bonds totaling approximately $34 million, which have been collateralized with restricted cash and are included in assets on our condensed consolidated balance sheets.
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

The table below lists the number of certain tobacco-related cases pending in the United States against us as of:

	October 23, 2023	October 24, 2022	October 25, 2021
Individual Smoking and Health Cases (1)	167	161	179
Health Care Cost Recovery Actions (2)	1	1	1
E-vapor Cases (3)	5,177	4,351	2,951
Other Tobacco-Related Cases (4)	3	3	3
(1) Includes as of October 23, 2023, 15 cases filed in Illinois, 17 cases filed in New Mexico, 53 cases filed in Massachusetts and 46 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle class (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,386 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages but prohibited them from seeking punitive damages. Class members were prohibited from filing individual lawsuits after 2000 under the court-approved settlement.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) Includes as of October 23, 2023, 57 class action lawsuits, 3,614 individual lawsuits and 1,506 “third party” lawsuits relating to the Multidistrict Litigation discussed under E-vapor Product Litigation below. The 57 class action lawsuits include 32 cases in the Northern District of California involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons. In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits. Also includes three patent infringement lawsuits filed against us and certain of our affiliates. For further discussion of the pending Multidistrict Litigation settlement and patent infringement litigation, see E-vapor Product Litigation below.
(4) Includes as of October 23, 2023, one inactive smoking and health case alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.
International Tobacco-Related Cases: As of October 23, 2023, (i) Altria is named as a defendant in three e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement (defined below) between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of October 23, 2023, two Engle progeny cases, one individual smoking and health case and no e-vapor cases are set for trial through December 31, 2023. Trial dates are subject to change.
Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 78 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 48 of the 78 cases. These 48 cases were tried in Alaska (1), California (7), Connecticut (1), Florida (10), Louisiana (1), Massachusetts (6), Mississippi (1), Missouri (4), New Hampshire (1), New Mexico (2), New Jersey (1), New York (5), Ohio (2), Pennsylvania (2), Rhode Island (1), Tennessee (2) and West Virginia (2). One case in Massachusetts, Main, where the verdict was initially returned in favor of PM USA, was reversed on appeal and remanded for a new trial.
Of the 30 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 26 have reached final resolution.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of October 23, 2023.
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
Ricapor-Hall: In August 2023, a jury in a Hawaii state court returned a verdict in favor of plaintiff and against PM USA, awarding $6 million in compensatory damages, which we expect to be reduced to $3 million based on the jury’s finding on comparative fault and a set-off against plaintiff’s settlements with other defendants, and $8 million in punitive damages. We will file post-trial motions challenging the verdict and will, if necessary, appeal.
Deswert: In May 2023, a jury in a Pennsylvania state court returned a verdict in favor of plaintiff and against PM USA, awarding less than $1 million in compensatory damages and allocating 50% of the fault to PM USA. Despite the comparative fault finding, the compensatory damages award would not have been reduced due to the jury’s finding for plaintiff on the strict liability claim. Plaintiff’s claim for punitive damages was dismissed prior to the trial. In lieu of appealing the trial court’s verdict, PM USA settled plaintiff’s claims in July 2023 and recorded a pre-tax charge of less than $1 million in the third quarter of 2023.
Woodley: In February 2023, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA, awarding $5 million in compensatory damages. There was no claim for punitive damages. Following the denial of PM USA’s post-trial motions, PM USA appealed the judgment to the Appeals Court of Massachusetts, and the appeal remains pending.
Fontaine: In September 2022, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA, awarding approximately $8 million in compensatory damages and $1 billion in punitive damages. In September 2023, the court denied PM USA’s motion for a new trial and partially granted PM USA’s motion for remittitur, reducing the punitive damages award to $56 million. PM USA will file post-trial motions for judgment notwithstanding the verdict and will, if necessary, appeal.
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of October 23, 2023, approximately 381 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 484 state court plaintiffs.

Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. The 2015 federal Engle agreement resolved nearly all Engle progeny cases pending in federal court as of the date of the agreement, and each case excluded from that agreement subsequently has been resolved.
Engle Progeny Trial Results: As of October 23, 2023, 144 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Eighty verdicts were returned in favor of plaintiffs, and four verdicts (Calloway, Oshinsky-Blacker, McCoy and Mahfuz) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending. In Kaplan (McLaughlin), the punitive damages award was vacated on appeal and remanded for a new trial. In Sommers, plaintiff appealed a jury verdict awarding only compensatory damages. The Third District Court of Appeal affirmed the award and remanded for a new trial on entitlement to punitive damages and amount. On remand, the trial court granted PM USA’s motion for summary judgment and entered final judgment dismissing the plaintiff’s punitive damages claim with prejudice, and plaintiff has appealed.
Fifty-eight verdicts were returned in favor of PM USA, of which 48 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of October 23, 2023. The jury in one case, Garcia, awarded plaintiff compensatory damages and found plaintiff was entitled to punitive damages; however, the court declared a mistrial in the second phase of the trial regarding punitive damages because the jury was unable to determine the amount of the punitive damages. Following appeals by the plaintiff and PM USA, the appellate court in Garcia affirmed the compensatory damages judgment against PM USA and granted a new trial with respect to punitive damages. The plaintiff in Garcia subsequently filed a motion to voluntarily dismiss the punitive damages claim and to enter final judgment on the compensatory damages claim, which the court granted. PM USA’s appeal of the final judgment is pending. Two verdicts (Cohen and Collar) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case decided to award plaintiffs damages. Two cases, Pollari and Neff, resulted in verdicts in favor of PM USA following a retrial of initial verdicts returned in favor of plaintiffs. In Pollari, plaintiff and defendants appealed the verdict and the appellate court affirmed the judgment in favor of the defendants. In Neff, the trial court denied plaintiff’s motion for a new trial, and plaintiff filed a notice of appeal. Two cases, Rintoul (Caprio) and Duignan, resulted in verdicts in favor of plaintiffs following retrial of initial verdicts returned in favor of plaintiffs. In Duignan, plaintiff’s motion for reconsideration with respect to the appellate court’s decision to vacate the punitive damages judgment, direct the trial court to apply the jury’s comparative fault assessments to the compensatory damages verdict and order the trial court to set aside the jury’s findings on plaintiff’s fraud claims was denied. The verdict in the retrial in Rintoul (Caprio) was reversed upon appeal and remanded for a new trial. Two cases, Freeman and Harris, resulted in an appellate reversal of a jury verdict in favor of plaintiff, and a judgment in favor of PM USA. One case, R. Douglas, was dismissed with prejudice following a verdict in favor of plaintiff.
The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of October 23, 2023 where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated, and the second chart lists cases that have concluded in the past 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.
References below to “R.J. Reynolds,” “Lorillard” and “Liggett Group” are to R.J. Reynolds Tobacco Company, Lorillard Tobacco Company and Liggett Group, LLC, respectively.
Currently Pending Engle Cases with Verdicts Against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status
Chacon	October 2023	PM USA	Miami-Dade	<$1 million	<$1 million	Defendant’s post-trial motions pending.
Hoffman	January 2023	PM USA	Miami-Dade	$5 million ($3 million PM USA)	$0	Appeal by defendant to the Third District Court of Appeal pending.
Levine	September 2022	PM USA and R.J. Reynolds	Miami-Dade	$1 million	$0	Appeals by defendants and plaintiff to the Third District Court of Appeal pending.
Schertzer	April 2022	PM USA and R.J. Reynolds	Miami-Dade	$3 million	$0	Appeal by defendants to the Third District Court of Appeal pending.
Lipp	September 2021	PM USA	Miami-Dade	$15 million	$28 million	Appeal by defendant to the Third District Court of Appeal pending.

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status
Garcia	May 2021	PM USA	Miami-Dade	$6 million ($3 million PM USA)	$0	Appeal by defendant to the Third District Court of Appeal pending.
Duignan	February 2020 (2)	PM USA and R.J. Reynolds	Pinellas	$3 million ($1 million PM USA)	$0
The Second District Court of Appeal vacated the final judgment entered in plaintiff’s favor following retrial, vacated the punitive damages judgment, directed the trial court to apply the jury’s comparative fault assessments to the compensatory damages verdict and ordered the trial court to set aside the jury’s findings on plaintiff’s fraud claims. In June 2023, plaintiff filed a motion for reconsideration, which the court denied in September 2023. The case will be returned to the trial court for further proceedings, including a retrial of plaintiff’s punitive damages claim.

McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	<$1 million	Defendant’s post-trial motions pending.
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Third District Court of Appeal has received supplemental briefing in accordance with the decision in Prentice (3).
Kaplan (McLaughlin)	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$0
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
As of October 23, 2023, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to us) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the United States). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
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
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million; these quarterly payments are expected to end in 2024. For the three months ended September 30, 2023 and 2022, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $900 million and $1.1 billion, respectively. For the nine months ended September 30, 2023 and 2022, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $2.8 billion and $3.0 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
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
Settlements of NPM Adjustment Disputes.
▪Multi-State Settlement. By the end of 2018, a total of 36 MSA states and territories had entered the multi-state settlement of NPM Adjustment disputes to which PM USA is a party. Of these 36 states and territories, 35 entered settlement through 2022, and one state entered settlement through 2024. In March 2022, Illinois joined the multi-state settlement, settling the NPM Adjustment disputes through 2028. As a result, PM USA will receive approximately $80 million for 2004 through 2021, $20 million of which relates to the 2019 through 2021 “transition years.” In connection with this development for Illinois, PM USA recorded $80 million as a reduction in cost of sales in the first quarter of 2022. In August 2023, Iowa also joined the multi-state settlement, settling the NPM Adjustment disputes through 2029 and, together with Illinois, bringing the total number of states and territories that have joined the multi-state settlement to 38. As a result, PM USA will receive approximately $19 million for 2005 through 2022, $4 million of which relates to the 2020 through 2022 “transition years.” As a result of Iowa joining the multi-state settlement, PM USA recorded $19 million as a reduction in cost of sales in the third quarter of 2023. Pursuant to the multi-state settlement, PM USA has received $1.24 billion since the first group of states entered the NPM Adjustment dispute settlement in 2014 and expects to receive approximately $353 million in credits to offset PM USA’s MSA payments through 2039.
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

Continuing NPM Adjustment Disputes with States That Have Not Settled.
▪2004 NPM Adjustment. The PMs and the nine states that have not settled the NPM Adjustment disputes participated in a multi-state arbitration of NPM Adjustment disputes for 2004. A tenth state, Illinois, also participated in the arbitration, but joined the multi-state settlement after the arbitration panel issued its decisions described below. The arbitration panels issued decisions finding that three states, Missouri, New Mexico and Washington, were not diligent in their enforcement of their escrow statutes in 2004 and, therefore, are subject to the NPM adjustment for 2004. The arbitration panels further found that the remaining seven states were diligent in their enforcement and, therefore, are not subject to the NPM adjustment for 2004. PM USA received approximately $52 million on account of the 2004 NPM Adjustment as a credit against its April 2023 MSA payment. Washington, Missouri and New Mexico have challenged those determinations in their respective state courts and with the arbitration panels, and several issues remain to be resolved by the courts that may affect the final amount of the 2004 NPM adjustment PM USA and other PMs will receive. In September 2023, the New Mexico trial court vacated the arbitration panel’s decision finding that New Mexico was not diligent in 2004. PM USA and other PMs have appealed that decision, and the appeals remain pending. PM USA had recorded $21 million and $3 million as a reduction in cost of sales in the third quarter of 2021 and fourth quarter of 2022, respectively, for its estimate of the minimum principal amount of the 2004 NPM Adjustment it received. PM USA had recorded $23 million and $5 million as interest income in the third quarter of 2021 and fourth quarter of 2022, respectively, for its estimate of the interest amount it received in connection with the 2004 NPM Adjustment.
▪2005-2007 NPM Adjustments. The PMs and the eight states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005-2007, for seven of the eight states, and one year, 2005, for one state. As of October 23, 2023, no decisions have resulted from the arbitration.
▪Subsequent Years. No assurance can be given as to when proceedings for 2008 and subsequent years will be scheduled or the precise form those proceedings will take.
▪In November 2022, the State of New Mexico filed a motion in New Mexico state court against the PMs, including PM USA, claiming that the PMs wrongfully disputed the applicability of NPM Adjustments to New Mexico and that all adjustment amounts to date should have been paid to New Mexico rather than deposited into the disputed payments account. PM USA has placed certain disputed NPM Adjustment amounts attributed to New Mexico in the disputed payments account established pursuant to the terms of the MSA. New Mexico seeks a total of approximately $84 million in disputed payments from all defendants combined, as well as treble and punitive damages, and other relief. The PMs filed a cross motion to compel arbitration in the New Mexico matter. No decisions have resulted from these motions.
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
In June 2020, the U.S. government filed a motion with the district court asking for clarification as to whether the court-ordered injunction that applies to cigarettes discussed above also applies to HeatSticks, a heated tobacco product used with the IQOS System. In August 2020, we filed an opposition to the government’s motion and, in the alternative, a motion to modify the injunction to make clear it does not apply to HeatSticks. In July 2023, the district court ruled that HeatSticks are cigarettes as defined in the court ordered injunction. The district court also ruled that PM USA can make FDA authorized reduced exposure claims about HeatSticks. In September 2023, PM USA appealed the district court’s ruling that HeatSticks are subject to the court’s injunction.
E-vapor Product Litigation
As of October 23, 2023, we are defendants in 57 class action lawsuits, 3,614 individual lawsuits and 1,506 “third party” lawsuits relating to JUUL e-vapor products, which include school districts, state and local governments and tribal and healthcare organization lawsuits. We refer to this litigation collectively as the “Multidistrict Litigation.” The 57 class action lawsuits include 32 cases involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons. Three of the class action lawsuits are pending in Canada. The theories of recovery in the Multidistrict Litigation include violation of RICO, fraud, failure to warn, design defect, negligence and unfair trade practices. Plaintiffs seek various remedies, including compensatory and punitive damages, restitution or remediation (for plaintiffs that are government entities) and an injunction prohibiting product sales.
An additional group of cases is pending in California state courts. In January 2020, the Judicial Council of California determined that this group of cases was appropriate for coordination and assigned the group to the Superior Court of California, Los Angeles County, for pretrial purposes.
In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits as well as the group of cases pending in a consolidated California state court proceeding for $235 million, for which amount we recorded a pre-tax provision in the second quarter of 2023. The settlement is conditioned on certain participation rates among plaintiffs, and the class action portion of the settlement is subject to final approval by the court. The settlement applies to all of the Multidistrict Litigation except 35 “third party” cases brought by Native American tribes and the three class action lawsuits pending in Canada. The settlement also does not apply to the cases brought by the attorneys general of Alaska, Hawaii and New Mexico, discussed below, or 17 putative class actions antitrust lawsuits. For a description of the antitrust cases not subject to the settlement, see Antitrust Litigation below.
Four of the “third party” lawsuits noted above against us and JUUL were initiated, individually, by the attorneys general of Alaska, Hawaii, Minnesota and New Mexico alleging violations of state consumer protection and other similar laws. We filed motions to dismiss the lawsuits. In Alaska, Hawaii and Minnesota, the motions were denied in February 2022, May 2021 and June 2021, respectively. Our motion to dismiss remains pending in New Mexico. In the Alaska lawsuit, although the trial court declined to dismiss most of the plaintiff’s claims, the trial court did dismiss plaintiff’s public nuisance claim. In April 2023, we agreed to settle the Minnesota lawsuit for an immaterial amount. The trial courts in the Alaska and Hawaii lawsuits have set the trials for October 2024 and February 2024, respectively. As of October 23, 2023, the trial court in New Mexico has not set a trial date.
In May 2023, Fuma International LLC (“Fuma”) filed a lawsuit against Altria and our affiliates Nu Mark LLC (“Nu Mark”), AGDC, ALCS and NJOY in the United States District Court for the Eastern District of Virginia asserting claims of patent infringement based on the sale of various Nu Mark and NJOY products, including NJOY ACE, in the United States. In August 2023, we entered into an agreement with Fuma resulting in NJOY’s acquisition of the patents that Fuma asserted in its lawsuit. The parties separately agreed that Fuma would dismiss its patent infringement claims in exchange for $10 million, and such claims were dismissed in August 2023. We recorded a pre-tax provision for $10 million in the third quarter of 2023 related to the agreement and paid such amount to Fuma in August 2023.
In June 2023, JUUL and VMR Products LLC filed a lawsuit against Altria and our affiliates AGDC, ALCS, NJOY Holdings and NJOY in the United States District Court for the District of Arizona asserting claims of patent infringement based on the sale of NJOY ACE in the United States. Plaintiffs seek various remedies, including damages and an injunction on sales of NJOY ACE. The lawsuit is currently stayed.
Also in June 2023, the same plaintiffs filed a related action against the same defendants with the U.S. International Trade Commission (“ITC”). There, the plaintiffs also allege patent infringement, but the remedies sought include a prohibition on the importation of NJOY ACE into the United States. No damages are recoverable in the proceedings before the ITC.
In August 2023, NJOY filed a complaint against JUUL in the United States District Court for the District of Delaware asserting claims of patent infringement based on the sale of certain JUUL e-vapor products, including the currently marketed JUUL device and JUULpods, in the United States. Also in August 2023, NJOY filed a related action against JUUL with the ITC alleging patent infringement and seeking a ban on the importation and sale of the same JUUL products in the United States.
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
PM USA, ALCS and Philip Morris Products S.A. filed counterclaims against plaintiffs in the Eastern District of Virginia lawsuit alleging patent infringement by R.J. Reynolds’ e-vapor products. In June 2022, PM USA and ALCS reached an agreement with R.J. Reynolds resulting in dismissal of their counterclaims. In addition, ALCS filed a separate lawsuit against R.J. Reynolds in the U.S. District Court for the Middle District of North Carolina also alleging patent infringement by R.J. Reynolds’ e-vapor products. In September 2022, a jury awarded ALCS $95 million in damages for past infringement, plus supplemental damages and interest. In January 2023, the court ordered R.J. Reynolds to pay ALCS a 5.25% royalty on future sales of its infringing product resulting in positive net income through the expiration of the relevant patents in 2035. R.J. Reynolds has filed a notice of appeal of the judgment. As gains related to this lawsuit have not yet been determined to be realized or realizable in accordance with GAAP, they have not been recognized in our financial statements for the nine and three months ended September 30, 2023.
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
In November 2020, Healthier Choices Management Corp. filed an additional unrelated patent infringement case in the U.S. District Court for the Northern District of Georgia against PM USA and Philip Morris Products S.A. seeking damages and equitable relief. In February 2021, defendants filed a motion to dismiss the lawsuit, which the court granted in July 2021. In December 2021, the U.S. District Court denied plaintiff’s motion to amend the complaint and plaintiff appealed this ruling to the U.S. Court of Appeals for the Federal Circuit, which reversed the district court’s decision and remanded for further proceedings. On remand, the U.S. District Court stayed the case pending the outcome of plaintiff’s appeal from a ruling by the

U.S. Patent and Trademark Office, which issued a decision that the claims of the asserted patent are not valid. That appeal remains pending.
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
Also as of October 23, 2023, 17 putative class action lawsuits have been filed against Altria and JUUL in the U.S. District Court for the Northern District of California. The lawsuits initially named, in addition to the two companies, certain senior executives and certain members of the board of directors of both companies as defendants; however, those individuals currently or formerly affiliated with Altria were later dismissed. In November 2020, these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, cite the FTC administrative complaint and allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Act and Section 7 of the Clayton Act and various state antitrust, consumer protection and unjust enrichment laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid and rescission of the transaction. We filed a motion to dismiss these lawsuits in January 2021. In August 2021, the U.S. District Court for the Northern District of California denied our motion to dismiss except with respect to plaintiffs’ claims for injunctive and equitable relief. However, plaintiffs were granted the opportunity to replead such claims by the trial court, which plaintiffs did in September 2021. In January 2022, the trial court ordered that the direct-purchaser plaintiffs’ claims against JUUL be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement. The court granted plaintiffs’ leave to replead the complaint with new direct-purchaser plaintiffs, which plaintiffs did in February 2022, substituting four new plaintiffs. In September 2023, the direct-purchaser plaintiffs filed a third amended consolidated class action complaint, substituting three of the four named plaintiffs. The trial is set to commence in May 2026.
Shareholder Class Action and Shareholder Derivative Lawsuits
Shareholder Class Action: In the fourth quarter of 2021, we agreed to settle a class action lawsuit brought by purported Altria shareholders against Altria and certain of our current and former executives and JUUL, its founders and certain of its current and former executives alleging false and misleading statements and omissions relating to our former investment in JUUL. Pursuant to the settlement, which was granted final approval by the trial court in March 2022, among other things, (i) all claims asserted against Altria and the other named defendants were resolved without any liability or wrongdoing attributed to them personally or to Altria and (ii) Altria agreed to pay the class an aggregate amount of $90 million, which amount included attorneys’ fees. We recorded pre-tax provisions totaling $90 million in 2021 and, in January 2022, paid $90 million to plaintiffs’ escrow account.
Federal and State Shareholder Derivative Lawsuits: In October 2022, we agreed to settle a series of federal and state derivative cases brought by Altria shareholders on behalf of themselves and Altria against Altria and certain of our current and former executives and directors and JUUL, its founders and certain of its current and former executives. The cases related to our former investment in JUUL and asserted claims of breach of fiduciary duty by the Altria defendants and aiding and abetting in that alleged breach of fiduciary duty by the remaining defendants.
Under the terms of the settlement, which became effective in May 2023, among other things, we agreed to provide $100 million in funding over a five-year period to underage tobacco prevention and cessation programs, which may include positive youth development programs, led by independent third-party organizations. We expect to begin funding in 2024. In 2022, we recorded pre-tax provisions totaling $27 million for costs associated with the independent monitoring of our funding commitments and attorneys’ fees. In the first quarter of 2023, we recorded pre-tax provisions totaling approximately $100 million related to the settlement, and in April 2023, paid $15 million to plaintiffs’ escrow account for attorneys’ fees.
Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or our other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of October 23, 2023, two “Lights/Ultra Lights” class actions are pending in U.S. state courts. Neither case is active.
As of October 23, 2023, one smoking and health case alleging personal injury or seeking court-supervised programs or an ongoing medical monitoring program on behalf of individuals exposed to environmental tobacco smoke and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including disgorgement. Defenses raised in these cases have included lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of October 23, 2023, there is no such case pending against UST and/or its tobacco subsidiaries.
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
Guarantees and Other Similar Matters
In the ordinary course of business, we have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2023, we (i) had $44 million of unused letters of credit obtained in the ordinary course of business and (ii) were contingently liable for guarantees related to our own performance, including $22 million for surety bonds recorded on our condensed consolidated balance sheet. In addition, from time to time, we issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on our liquidity.
Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of our 2008 spin-off of our former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. We do not have a related liability recorded on our condensed consolidated balance sheet at September 30, 2023 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the IQOS System patent litigation discussed above under IQOS Litigation, excluding the patent infringement case filed with the U.S. District Court for the Northern District of Georgia.
PM USA has issued guarantees relating to our obligations under our outstanding debt securities, any borrowings under our $3.0 billion New Credit Agreement and amounts outstanding under our commercial paper program. For further discussion, see Note 11. Debt.

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
On June 1, 2023, we acquired NJOY Holdings, Inc. (“NJOY Holdings”) for a total consideration of approximately $2.9 billion (“NJOY Transaction”), which includes the fair value of contingent consideration and is subject to post-closing adjustments. For further details, see Note 2. Acquisition of NJOY to our condensed consolidated financial statements in Part 1, Item 1. Financial Statements of this Form 10-Q (“Item 1”).
The brand portfolios of our operating companies include Marlboro, Black & Mild, Copenhagen, Skoal, on! and NJOY. Trademarks related to Altria referenced in this Form 10-Q are the property of Altria or our subsidiaries or are used with permission.
Trends and Developments
In this MD&A section, we discuss factors that have impacted our business as of the date of this Form 10-Q. In addition, we are aware of and address, in this section and other MD&A sections, certain trends and developments that could, individually or in the aggregate, have a material impact on our business, including the value of our investments in equity securities, in the future. We focus in this Trends and Developments section on the continued elevated rate of inflation, supply chain disruptions, ongoing geopolitical events, recent regulatory actions and illicit e-vapor products and their effects or potential effects on our business, including impacts on adult tobacco consumers and their purchasing behaviors.
We continue to monitor the evolving macroeconomic and geopolitical landscapes. While inflation reports during 2023 from the U.S. Bureau of Labor Statistics have shown a decline in the rate of increase, inflation remains above the Federal Reserve’s target of 2%, driven by increased global energy, commodity and food prices. We continue to observe discretionary income pressures on adult tobacco consumers as a result of the cumulative effect of high inflation. During the third quarter of 2023, cigarette retail share for the industry discount segment was up year-over-year but was unchanged from the first half of 2023. We will continue to monitor the effect of these dynamics on adult tobacco consumer purchase behaviors, including overall tobacco product expenditures, mix between premium and discount brand purchases and adoption of smoke-free products. We expect inflationary pressures to continue to impact adult tobacco consumers’ purchase behaviors for the remainder of the year. Increases in inflation also have a direct and adverse impact on our Master Settlement Agreement (“MSA”) expense and other direct and indirect costs.
In the e-vapor category, illegal flavored disposable product usage has continued to increase through 2023 and currently comprises a significant portion of the e-vapor category. One of the impacts of this trend has been an increase in the rate of cross-category movement among adult cigarette smokers, contributing to higher than expected domestic cigarette industry volume declines.
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
Tobacco companies are subject to broad and evolving regulatory and legislative frameworks that could have a material impact on our business. For example, the FDA has submitted for final review proposed product standards regarding menthol in cigarettes and characterizing flavors in cigars, and the Biden Administration published plans for future potential regulatory actions that include the FDA’s plans to develop a proposed product standard that would establish a maximum nicotine level for cigarettes and certain other combustible tobacco products. In California, where a ban on flavored nicotine products went into effect in late 2022, we continue to observe indications of negative unintended consequences of the ban, such as adult tobacco consumer adoption of unregulated products and the development of illicit markets.

See Operating Results by Business Segment - Tobacco Space - Business Environment for additional information on the trends and developments discussed above.
Adverse macroeconomic and geopolitical landscapes have continued in 2023, which have impacted global businesses, including ABI. In particular, ABI’s business has been impacted by foreign exchange rate fluctuations, inflation and commodity cost headwinds. Additionally, the macroeconomic and geopolitical factors have contributed to significant changes in certain foreign exchange rates, including the Euro to U.S. dollar exchange rate, and in the global equity markets. We will continue to monitor these conditions and other factors as they could affect our equity earnings that we receive from ABI and the fair value of our equity investment in ABI.
See Note 5. Investments in Equity Securities to our condensed consolidated financial statements in Item 1 (“Note 5”) for additional information on our investments in equity securities.
The trends and developments discussed above have not had a material adverse impact on our condensed consolidated financial statements, but we continue to monitor these trends and developments and potential financial impacts. Additionally, we do not believe that these trends and developments have materially impacted our ability to achieve our Vision. As the trends and developments discussed above evolve and new ones emerge, we will continue to evaluate the potential impacts on our business, investments and Vision.

Consolidated Results of Operations for the Nine Months Ended September 30, 2023
The changes in net earnings and diluted EPS for the nine months ended September 30, 2023, from the nine months ended September 30, 2022, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the nine months ended September 30, 2022	$3,074	$1.69
2022 NPM Adjustment Items	(45)	(0.02)
2022 Acquisition, disposition and integration-related items	8	—
2022 Tobacco and health and certain other litigation items	76	0.04
2022 JUUL changes in fair value	1,355	0.76
2022 ABI-related special items	2,022	1.12
2022 Cronos-related special items	172	0.09
2022 Income tax items	(33)	(0.02)
Subtotal 2022 special items	3,555	1.97
2023 NPM Adjustment Items	11	—
2023 Acquisition, disposition and integration-related items	(10)	—
2023 Tobacco and health and certain other litigation items	(318)	(0.18)
2023 Loss on disposition of JUUL equity securities	(250)	(0.14)
2023 ABI-related special items	(43)	(0.02)
2023 Cronos-related special items	(30)	(0.02)
2023 Income tax items	(29)	(0.02)
Subtotal 2023 special items	(669)	(0.38)
Fewer shares outstanding	—	0.06
Change in tax rate	21	0.01
Operations	89	0.05
For the nine months ended September 30, 2023	$6,070	$3.40

2023 Reported Net Earnings	$6,070	$3.40
2022 Reported Net Earnings	$3,074	$1.69
% Change	97.5%	100%+

2023 Adjusted Net Earnings and Adjusted Diluted EPS	$6,739	$3.78
2022 Adjusted Net Earnings and Adjusted Diluted EPS	$6,629	$3.66
% Change	1.7%	3.3%
For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted earnings and adjusted diluted EPS, see the Consolidated Operating Results section below.
▪Fewer Shares Outstanding: Fewer shares outstanding were due to shares we repurchased under our share repurchase programs.
▪Operations: The increase of $89 million in operations (which excludes the impact of special items shown in the table above) was due primarily to:
•higher OCI;
•higher income from our investments in equity securities, net; and
•lower interest and other debt expense, net;
partially offset by:
•lower net periodic benefit income; and
•higher amortization of intangible assets (due primarily to the NJOY Transaction).
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.

Consolidated Results of Operations for the Three Months Ended September 30, 2023
The changes in net earnings and diluted EPS for the three months ended September 30, 2023, from the three months ended September 30, 2022, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the three months ended September 30, 2022	$224	$0.12
2022 Acquisition, disposition and integration-related items	1	—
2022 Tobacco and health and certain other litigation items	32	0.02
2022 JUUL changes in fair value	100	0.06
2022 ABI-related special items	1,980	1.10
2022 Cronos-related special items	5	—
2022 Income tax items	(42)	(0.02)
Subtotal 2022 special items	2,076	1.16
2023 NPM Adjustment Items	11	—
2023 Acquisition, disposition and integration-related items	(9)	—
2023 Tobacco and health and certain other litigation items	(17)	(0.01)
2023 ABI-related special items	(65)	(0.03)
2023 Income tax items	(29)	(0.02)
Subtotal 2023 special items	(109)	(0.06)
Fewer shares outstanding	—	0.01
Change in tax rate	14	0.01
Operations	(39)	(0.02)
For the three months ended September 30, 2023	$2,166	$1.22

2023 Reported Net Earnings	$2,166	$1.22
2022 Reported Net Earnings	$224	$0.12
% Change	100%+	100%+

2023 Adjusted Net Earnings and Adjusted Diluted EPS	$2,275	$1.28
2022 Adjusted Net Earnings and Adjusted Diluted EPS	$2,300	$1.28
% Change	(1.1)%	—%
For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted earnings and adjusted diluted EPS, see the Consolidated Operating Results section below.
▪Fewer Shares Outstanding: Fewer shares outstanding were due to shares we repurchased under our share repurchase programs.
▪Operations: The decrease of $39 million in operations (which excludes the impact of special items shown in the table above) was due primarily to lower OCI.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.
2023 Forecasted Results
We narrow our 2023 full-year adjusted diluted EPS forecast to be in a range of $4.91 to $4.98, representing a growth rate of 1.5% to 3% from a 2022 full-year adjusted diluted EPS base of $4.84, as shown in the first table below. Our 2023 full-year adjusted diluted EPS guidance range includes planned investments in support of our Vision, such as (i) continued smoke-free product research, development and regulatory preparation expenses, (ii) enhancement of our digital consumer engagement system and (iii) marketplace activities in support of our smoke-free products, including planned investments behind the U.S. commercialization of NJOY ACE (“ACE”). Our guidance range also includes estimated amortization charges of approximately $50 million related to intangible assets acquired in the NJOY Transaction.
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

We continue to expect our 2023 full-year adjusted effective tax rate to be in a range of 24.5% to 25.5%.

Reconciliation of 2022 Reported Diluted EPS to 2022 Adjusted Diluted EPS
2022 Reported diluted EPS	$3.19
NPM Adjustment Items	(0.03)
Tobacco and health and certain other litigation items	0.05
JUUL changes in fair value	0.81
ABI-related special items	1.12
Cronos-related special items	0.10
Income tax items	(0.40)
2022 Adjusted diluted EPS	$4.84
The following (income) expense items are excluded from our 2023 forecasted adjusted diluted EPS growth rate:

(Income) Expense Excluded from 2023 Forecasted Adjusted Diluted EPS
Tobacco and health and certain other litigation items	$0.18
Loss on disposition of JUUL equity securities	0.14
ABI-related special items	0.02
Cronos-related special items	0.02
Income tax items	0.02
$0.38
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
Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. However, our management also reviews certain financial results, including OCI, OCI margins, net earnings and diluted EPS, on an adjusted basis, which excludes certain income and expense items that our management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, asset impairment charges, acquisition, disposition and integration-related items, equity investment-related special items (including any changes in fair value of our equity investment recorded at fair value), certain income tax items, charges associated with tobacco and health and certain other litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the MSA (“NPM Adjustment Items”). In addition, our management reviews the ratio of debt-to-Consolidated EBITDA, which we use as a factor to determine our ability to access the capital markets and make investments in pursuit of our Vision. Consolidated EBITDA, as defined in our credit agreement, is calculated in accordance with our credit agreement (defined below in Liquidity and Capital Resources) and includes certain adjustments. Our management does not view any of these special items to be part of our underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results. Our management also reviews income tax rates on an adjusted basis, which may exclude certain income tax items from our reported effective tax rate.
Our management believes that the foregoing financial measures provide useful additional insight into underlying business trends and results, and provide a more meaningful comparison of year-over-year results. Our management uses these financial measures and regularly provides these to our chief operating decision maker (“CODM”) for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. The foregoing financial measures are not required by, or calculated in accordance with GAAP and may not be calculated the same as similarly titled measures used by other companies. The foregoing financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Except as noted in the 2023 Forecasted Results section above, when we provide a non-

GAAP measure in this Form 10-Q, we also provide a reconciliation of that non-GAAP financial measure to the most directly comparable GAAP financial measure.
Discussion and Analysis
Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”); there have been no material changes to these critical accounting estimates, except as noted below.
Critical Accounting Estimates
Depreciation, Amortization, Impairment Testing and Asset Valuation
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment and more frequently if an event occurs or circumstances change that would require an interim review. When performing a quantitative assessment of our reporting units and indefinite-lived intangible assets, we use an income approach to estimate fair values. The income approach reflects the discounting of expected future cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. This calculation may be affected by several factors, including general macroeconomic conditions, U.S. risk-free interest rates, changes in category growth rates (for example, as a result of changing adult tobacco consumer preferences) and competitive activity.
At December 31, 2022, the estimated fair value of our Skoal trademark exceeded its carrying value of $3.9 billion by approximately 12% ($0.5 billion).
MST products, including Skoal, have continued to be negatively impacted due in part to evolving adult tobacco consumer preferences, which has resulted in consumers increasingly moving across tobacco categories. The accelerated growth of innovative tobacco products, including oral nicotine pouches, and the related increase in competitive activity among tobacco categories in the current year have continued to contribute to reductions in sales volumes for MST products, including Skoal.
We believe if there is further acceleration in the decline in sales volume for Skoal that results in material revenue declines or if there are changes in general macroeconomic conditions, such as U.S. interest rates continuing to rise, there may be a material adverse effect on the significant assumptions used in performing our valuation, including volume, revenue, income, operating margins, perpetual growth rate and discount rate. These adverse effects, including if Skoal’s actual revenue and income or long-term outlook are significantly different from forecasted performance or if the discount rate used to estimate the fair value increases, could result in a material non-cash impairment of our Skoal trademark in future periods, which could have a material adverse effect on our consolidated financial statements.
Although the above referenced conditions indicate there has been a shift in adult consumer preferences, specifically related to MST products and oral nicotine pouches, considering the approximately 12% headroom as of December 31, 2022 and the current year operating results for Skoal, these conditions did not indicate an impairment was more likely than not as of September 30, 2023.

Consolidated Operating Results

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net Revenues:
Smokeable products	$16,482	$17,020	$5,572	$5,882
Oral tobacco products	1,993	1,948	685	670
All other	33	17	24	(2)
Net revenues	$18,508	$18,985	$6,281	$6,550
Excise Taxes on Products:
Smokeable products	$2,945	$3,289	$976	$1,108
Oral tobacco products	85	91	28	30
Excise taxes on products	$3,030	$3,380	$1,004	$1,138
Operating Income:
OCI:
Smokeable products	$8,092	$8,112	$2,743	$2,791
Oral tobacco products	1,314	1,262	455	425
All other	(17)	(27)	(4)	(7)
Amortization of intangibles	(87)	(54)	(42)	(19)
General corporate expenses	(551)	(192)	(63)	(78)
Operating income	$8,751	$9,101	$3,089	$3,112
As discussed further in Note 10. Segment Reporting to our condensed consolidated financial statements in Item 1 (“Note 10”), our CODM reviews OCI, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate the performance of, and allocate resources to, our segments. Our management believes it is appropriate to disclose this measure to help investors analyze our business performance and trends.

The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the nine months ended September 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2023 Reported	$8,193	$2,123	$6,070	$3.40
NPM Adjustment Items	(15)	(4)	(11)	—
Acquisition, disposition and integration-related items	14	4	10	—
Tobacco and health and certain other litigation items	424	106	318	0.18
Loss on disposition of JUUL equity securities	250	—	250	0.14
ABI-related special items	54	11	43	0.02
Cronos-related special items	30	—	30	0.02
Income tax items	—	(29)	29	0.02
2023 Adjusted for Special Items	$8,950	$2,211	$6,739	$3.78

2022 Reported	$4,685	$1,611	$3,074	$1.69
NPM Adjustment Items	(60)	(15)	(45)	(0.02)
Acquisition, disposition and integration-related items	10	2	8	—
Tobacco and health and certain other litigation items	101	25	76	0.04
JUUL changes in fair value	1,355	—	1,355	0.76
ABI-related special items	2,560	538	2,022	1.12
Cronos-related special items	180	8	172	0.09
Income tax items	—	33	(33)	(0.02)
2022 Adjusted for Special Items	$8,831	$2,202	$6,629	$3.66

The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the three months ended September 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2023 Reported	$2,908	$742	$2,166	$1.22
NPM Adjustment Items	(15)	(4)	(11)	—
Acquisition, disposition and integration-related items	13	4	9	—
Tobacco and health and certain other litigation items	23	6	17	0.01
ABI-related special items	82	17	65	0.03
Income tax items	—	(29)	29	0.02
2023 Adjusted for Special Items	$3,011	$736	$2,275	$1.28

2022 Reported	$407	$183	$224	$0.12
Acquisition, disposition and integration-related items	1	—	1	—
Tobacco and health and certain other litigation items	43	11	32	0.02
JUUL changes in fair value	100	—	100	0.06
ABI-related special items	2,507	527	1,980	1.10
Cronos-related special items	5	—	5	—
Income tax items	—	42	(42)	(0.02)
2022 Adjusted for Special Items	$3,063	$763	$2,300	$1.28

The following special items affected the comparability of statements of earnings amounts for the nine and three months ended September 30, 2023 and 2022:
▪NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation in Note 13. Contingencies to our condensed consolidated financial statements in Item 1 (“Note 13”) and NPM Adjustment Items in Note 10, respectively.
▪Acquisition, Disposition and Integration-Related Items: For a discussion of acquisition and integration-related costs and disposition-related interest income for the nine and three months ended September 30, 2023, see Note 2. Acquisition of NJOY to our condensed consolidated financial statements in Item 1 (“Note 2”) and Note 4. Goodwill and Other Intangible Assets, net, to our condensed consolidated financial statements in Item 1, respectively.
▪Tobacco and Health and Certain Other Litigation Items: For a discussion of tobacco and health and certain other litigation items and a breakdown of these costs by segment, see Note 13 and Tobacco and Health and Certain Other Litigation Items in Note 10, respectively.
▪Loss on Disposition and Changes in Fair Value of JUUL Equity Securities: We recorded a non-cash, pre-tax loss of $250 million related to the disposition of our JUUL equity securities for the nine months ended September 30, 2023 as (income) losses from investments in equity securities in our condensed consolidated statement of earnings.
We recorded non-cash, pre-tax unrealized losses of $1,355 million and $100 million for the nine and three months ended September 30, 2022, respectively, as (income) losses from investments in equity securities in our condensed consolidated statement of earnings as a result of decreases in the estimated fair value of our former investment in JUUL.
We recorded corresponding adjustments to the JUUL tax valuation allowance in 2023 and 2022.
For further discussion, see Note 5 and Note 12. Income Taxes to our condensed consolidated financial statements in Item 1 (“Note 12”).
▪ABI-Related Special Items: We recorded net pre-tax losses of $54 million and $82 million from our equity investment in ABI for the nine and three months ended September 30, 2023, respectively, consisting primarily of mark-to-market losses on certain ABI financial instruments associated with its share commitments.
We recorded net pre-tax losses of $2,560 million and $2,507 million from our equity investment in ABI for the nine and three months ended September 30, 2022, respectively, substantially all of which related to our non-cash impairment of our equity investment in ABI. For further discussion, see Note 5.
The ABI special items include our respective share of the amounts recorded by ABI and additional adjustments related to (i) conversion from international financial reporting standards to GAAP and (ii) adjustments to our investment required under the equity method of accounting.
▪Cronos-Related Special Items: We recorded net pre-tax expense consisting of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2023	2022	2023	2022
Loss on Cronos-related financial instruments	$—	$14	$—	$—
(Income) losses from investments in equity securities (1)	30	166	—	5
Total Cronos-related special items - (income) expense	$30	$180	$—	$5
(1) Amounts include our share of special items recorded by Cronos and additional adjustments, if required under the equity method of accounting, related to our investment in Cronos including our $107 million non-cash pre-tax impairment of our investment in Cronos in the second quarter of 2022.
We recorded corresponding adjustments to the Cronos tax valuation allowance in 2023 and 2022 relating to the special items.
For further discussion, see Note 5 and Note 12.
▪Income Tax Items: We recorded income tax items of $29 million, for the nine and three months ended September 30, 2023, due primarily to tax expense associated with a tax basis adjustment related to our investment in ABI.
We recorded income tax items of $33 million and $42 million for the nine and three months ended September 30, 2022, respectively, due primarily to tax benefits associated with the release of a valuation allowance related to our prior Cronos warrant, partially offset by tax expense for tax reserves related to the disallowance of certain state tax credits.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Net revenues, which include excise taxes billed to customers, decreased $477 million (2.5%), due primarily to lower net revenues in the smokeable products segment.
Cost of sales decreased $176 million (3.6%), due primarily to lower shipment volume in our smokeable products segment, partially offset by higher per unit settlement charges, lower NPM Adjustment Items and higher manufacturing costs in our smokeable products segment.
Excise taxes on products decreased $350 million (10.4%), due to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs increased $399 million (24.4%), due primarily to higher general corporate expenses, which included agreements in 2023 to resolve certain JUUL-related litigation and shareholder derivative lawsuits as discussed in Note 13, and acquisition-related costs associated with the NJOY Transaction, and higher amortization of intangible assets due primarily to the NJOY Transaction.
Operating income decreased $350 million (3.8%), due primarily to higher general corporate expenses and higher amortization of intangible assets, partially offset by higher operating results in our oral tobacco products segment.
Interest and other debt expense, net decreased $74 million (8.9%), due primarily to 2023 interest income associated with the sale of the IQOS System commercialization rights and higher interest income due to higher rates, partially offset by interest expense and fees associated with the term loan facility. For additional information related to the term loan facility, see Liquidity and Capital Resources.
Net periodic benefit income, excluding service cost, decreased by $42 million (30.7%), due to higher discount rates resulting in higher interest costs and lower estimated return on assets due to lower fair value of plan assets at December 31, 2022, partially offset by lower amortization of net unrecognized losses in 2023. For additional information, see Note 7. Benefit Plans to our condensed consolidated financial statements in Item 1.
(Income) losses from investments in equity securities, which were favorable $3,812 million (100%+), were positively impacted by favorable results from our equity investment in ABI (due primarily to our non-cash impairment of our investment in ABI in 2022), lower charges related to our former investment in JUUL equity securities and lower losses from our Cronos-related special items.
Provision for income taxes increased $512 million (31.8%), due primarily to lower pre-tax earnings in 2022 associated with our non-cash impairment of our investment in ABI.
Reported net earnings of $6,070 million increased $2,996 million (97.5%), due primarily to favorable results from our investments in equity securities and lower interest and other debt expense, net, partially offset by lower operating income, unfavorable income tax items and lower net periodic benefit income. Reported basic and diluted EPS of $3.40, each increased by 100%+ due to higher reported net earnings and fewer shares outstanding.
Adjusted net earnings of $6,739 million increased $110 million (1.7%), due primarily to higher OCI, higher income from our investments in equity securities and lower interest and other debt expense, net, partially offset by lower net periodic benefit income and higher amortization. Adjusted diluted EPS of $3.78 increased by 3.3%, due to higher adjusted net earnings and fewer shares outstanding.
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Net revenues, which include excise taxes billed to customers, decreased $269 million (4.1%), due primarily to lower net revenues in the smokeable products segment.
Cost of sales decreased $137 million (8.0%), due primarily to lower shipment volume in our smokeable products segment.
Excise taxes on products decreased $134 million (11.8%), due to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs increased $25 million (4.3%), due primarily to higher amortization from the NJOY Transaction.
Operating income decreased $23 million (0.7%), due primarily to lower operating results in our smokeable products segment, partially offset by higher operating results in our oral tobacco products segment.
(Income) losses from investments in equity securities, which were favorable $2,536 million (100%+), were positively impacted by favorable special items from our investment in ABI (due primarily to our non-cash impairment of our investment in ABI in 2022) and 2022 charges related to our former investment in JUUL equity securities.
Provision for income taxes increased $599 million (100%+), due primarily to lower pre-tax earnings in 2022 associated with our non-cash impairment of our investment in ABI and the release of a valuation allowance related to our prior Cronos warrant.

Reported net earnings of $2,166 million increased $1,942 million (100%+), due primarily to favorable special items from our investments in equity securities, partially offset by unfavorable income tax items. Reported basic and diluted EPS of $1.22, each increased by (100%+) due to higher reported net earnings and fewer shares outstanding.
Adjusted net earnings of $2,275 million decreased $25 million (1.1%), due primarily to lower OCI. Adjusted diluted EPS of $1.28 was unchanged, due to lower adjusted net earnings offset by fewer shares outstanding.
Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The U.S. tobacco industry faces a number of business and legal challenges that have materially adversely affected and may continue to materially adversely affect our business, results of operations, cash flows or financial position or our ability to achieve our Vision. These challenges, some of which are discussed in more detail in Note 13 and in Part I, Item 1A. Risk Factors of our 2022 Form 10-K and in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2023 (“First Quarter Form 10-Q”) and June 30, 2023 (“Second Quarter Form 10-Q”), include:
▪pending and threatened litigation and bonding requirements;
▪restrictions and requirements imposed by the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”), and restrictions and requirements (and related enforcement actions) that have been, and in the future will be, imposed by the FDA;
▪the FDA’s failure to effectively address illegal e-vapor products on the market;
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
▪changes in adult tobacco consumer purchase behavior, which is influenced by various factors such as macroeconomic conditions (including inflation), excise taxes and price gap relationships, each of which may result in adult tobacco consumers switching to lower-priced tobacco products and lower shipment volumes;
▪the highly competitive nature of all tobacco categories, including competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation and the proliferation of innovative tobacco products, such as e-vapor and oral nicotine pouch products;
▪illicit trade in tobacco products, including illegal e-vapor products; and
▪potential adverse changes in prices, availability and quality of tobacco, other raw materials and component parts, including as a result of changes in macroeconomic and geopolitical conditions.
In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences continue to impact the tobacco industry, including negatively impacting cigarette and MST shipment volumes. We believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral nicotine pouches. Adult smokers continue to transition from cigarettes to exclusive use of smoke-free tobacco product alternatives, which aligns with our Vision.
We work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the United States through innovation and other growth strategies (including, where appropriate, arrangements with, or investments in, third parties and acquisitions).
For the third quarter of 2023, we estimate that, when adjusted for trade inventory movements, calendar differences and other factors, domestic cigarette industry volume declined by 8% versus the third quarter of 2022. While macroeconomic conditions continued to impact cigarette industry volume through the third quarter of 2023, we believe that there is more cross-category movement than previously estimated. We estimate that the growth of illegal flavored disposable e-vapor products, which we discuss in more detail below, contributed to cigarette industry volume declines in a range of 1.5% to 2.5% over the last 12 months. By design, these illegal flavored disposable e-vapor products are largely distributed through non-traditional, untracked retail channels, and this is a trend we will continue to carefully monitor.
The discount share of the cigarette category was 28.2% in the third quarter of 2023, unchanged sequentially versus the second quarter of 2023. Compared to the third quarter of 2022, total discount share increased by 1.1 share points in the third quarter of 2023. Marlboro share was 42.3% in the third quarter of 2023, reflecting an increase of 0.3 share points as compared to the second quarter of 2023 and down 0.3 share points when compared to the third quarter of 2022.
We expect cigarette industry volume trends for the remainder of 2023 to be most influenced by (i) disposable income, purchasing patterns and adoption of smoke-free products, (ii) macroeconomic conditions (including inflation, gasoline prices and unemployment levels), (iii) cross-category movement, including to illegal e-vapor products, and (iv) regulatory and legislative (including excise tax) developments.
The U.S. nicotine pouch category continued to grow significantly throughout the third quarter of 2023 to 32.3% of the U.S. oral tobacco category, an increase of 9.8 share points versus the third quarter of 2022. on! maintained year over year share momentum during the third quarter of 2023 to achieve 6.9% of the total oral tobacco category, an increase of 1.7 share points when compared to the third quarter of 2022. Oral nicotine pouch growth has primarily sourced from adult smokeless tobacco and cigarette consumers. For the third quarter 2023, the traditional smokeless category (including MST and Snus) share of the total oral tobacco category declined to 67.7%, down 9.8 share points versus the third quarter of 2022. Copenhagen achieved an oral tobacco category share of 23.1% for the third quarter of 2023, a decrease of 3.7 share points when compared to the third quarter of 2022.
For the third quarter of 2023, reported shipment volume of NJOY ACE was approximately 7.5 million pods. NJOY ACE distribution grew to approximately 42,000 stores, and NJOY ACE is now distributed in the top 25 convenience store chains by e-vapor volume.
Discretionary income pressures persisted as the cumulative effect of inflation impacted adult tobacco consumers throughout the third quarter of 2023. For the 12 months ended September 30, 2023, the Consumer Price Index (“CPI”) increased 3.7%. For the month of September 2023, gas prices were $3.84 per gallon, an increase of $0.50 versus January 2023 and an increase of $0.14 versus September 2022. In addition, low unemployment and stable wage inflation continued for the nine months ending September 30, 2023.
We continue to monitor changing conditions within the tobacco business environment and impacts on our business. For example, we monitor changes in macroeconomic conditions that increase discretionary income pressures on adult tobacco consumers, which impact domestic cigarette industry volume decline and discount share growth and reduce purchases at retail. We are also monitoring growth of illegal flavored disposable e-vapor products and the related impact on domestic cigarette industry volume decline. In addition, the growth of the nicotine pouch category has reduced the size of the MST category and could impact the carrying value of our assets such as our tobacco product trademarks. Changes in these and other conditions could have a material adverse effect on our business, results of operations, cash flows or financial position.
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
In December 2022, the Reagan-Udall Foundation published a report on its operational evaluation of the FDA’s Center for Tobacco Products. Among other recommendations, the report urges the FDA to clearly define product pathways, accelerate pre-market tobacco application (“PMTA”) decision-making, address the need for health risk communications to tobacco consumers and take enforcement actions against manufacturers and products that violate the law. To date, the FDA’s lack of
(1) “Smokeless tobacco,” as used in this section of this Form 10-Q, refers to smokeless tobacco products first regulated by the FDA in 2009, including MST. It excludes oral nicotine pouches, which were first regulated by the FDA in 2016.

enforcement actions against certain product categories that violate the law, including disposable and flavored e-vapor products and products targeted to minors, have allowed such products to proliferate on the market. In February 2023, the FDA committed to developing a five-year strategic plan by December 2023 to address concerns raised by the report and confirmed this intended timing in June 2023.
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
The FDA pre-market authorization enforcement policy varies based on product type and date of availability on the market, specifically:
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
Modifications to currently marketed products, including modifications that result from, for example, changes to the quantity of tobacco product(s) in a package, a manufacturer being unable to acquire ingredients or a supplier or contract manufacturer being unable to maintain the consistency required in ingredients or manufacturing processes, could trigger the FDA’s pre-market review processes. Additionally, a manufacturer may be unable to maintain consistency in manufacturing processes as it increases the scale of its manufacturing operations in response to market expansion or product introduction. These circumstances could cause a manufacturer to receive (i) a “not substantially equivalent” determination or (ii) a denial or withdrawal of a PMTA, either of which could result in a product being removed from the market. In addition, new scientific data continues to be developed relating to innovative tobacco products, which could impact the FDA’s determination as to whether a product is, or continues to be, appropriate for the protection of public health and could, therefore, result in the removal of one or more products from the market. Any such actions affecting our operating companies’ products could have a material adverse impact on our business, results of operations, cash flows or financial position.
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
Cigarette and smokeless tobacco products introduced into the market or modified after March 22, 2011 are “Non-Provisional Products” and must receive a marketing order from the FDA prior to being offered for sale. Marketing orders for Non-

Provisional Products may be obtained by filing an SE report, PMTA or using another pre-market pathway established by the FDA. PM USA and USSTC may not be able to obtain a marketing order for non-provisional products because the FDA may determine that any such product does not meet the statutory requirements for approval.
Products Regulated in 2016: Manufacturers of products first regulated by the FDA in 2016, including cigars, oral nicotine pouches and e-vapor products, that were on the market as of August 8, 2016 and not subsequently modified must have filed an SE report or PMTA by the filing deadline of September 9, 2020 in order for their products to remain on the market. These products can remain on the market during FDA review through court-allowed, case-by-case discretion, so long as the report or application was timely filed with the FDA. In September 2022, the FDA represented that it had resolved more than 99% of the timely applications it had received, the vast majority of which were for e-vapor products and resulted in denials. A number of the denials are subject to challenges initiated by the affected manufacturers. For those products still under FDA review, it is uncertain when and for how long the FDA may permit continued marketing and sale of those products pursuant to its case-by-case discretion. For products (new or modified) not on the market as of August 8, 2016, manufacturers must file an SE report or PMTA and receive FDA authorization prior to marketing and selling the product.
Helix submitted PMTAs for on! oral nicotine pouches in May 2020. As of October 23, 2023, the FDA has not issued marketing order decisions for any on! products. In addition, as of October 23, 2023, Middleton has received market orders or exemptions that cover over 99% of its cigar product volume.
In April 2019, the FDA authorized the PMTA for the IQOS System, and in July 2020, the FDA authorized the marketing of this system as an MRTP with a reduced exposure claim. In December 2020, the FDA authorized the PMTA for IQOS 3, an updated version of the IQOS devices, and in March 2022 authorized the marketing of the IQOS 3 device as an MRTP with the same reduced exposure claim. In January 2023, the FDA authorized PMTAs for three new tobacco-flavored varieties of Marlboro HeatSticks.
In September 2021, in connection with a patent dispute, the U.S. International Trade Commission (“ITC”) issued a cease and desist order, effective as of November 29, 2021, banning (i) the importation of the IQOS devices, Marlboro HeatSticks and infringing components into the United States and (ii) the sale, marketing and distribution of such imported products in the United States. As a result, PM USA removed the products from the marketplace. For a further discussion of the ITC decision, see Note 13. In October 2022, we agreed to assign the exclusive U.S. commercialization rights to the IQOS System to Philip Morris International Inc. (“PMI”) effective April 2024 in exchange for a total cash payment of approximately $2.7 billion (plus interest).
In October 2021, the FDA authorized the marketing and sale of four of USSTC’s Verve oral nicotine products, including Green Mint and Blue Mint varieties, representing the first flavored product authorizations issued by the FDA for newly deemed innovative products. These products are not currently marketed or sold.
In March 2023, the FDA authorized USSTC to communicate a modified risk claim about its Copenhagen Classic Snuff MST product. This product is not currently marketed or sold. The authorized claim for Copenhagen Classic Snuff is “IF YOU SMOKE, CONSIDER THIS: Switching completely to this product from cigarettes reduces risk of lung cancer.” USSTC’s authorization to use this claim is subject to the FDA’s post-market surveillance requirements described below.
In June 2023, we completed our acquisition of NJOY Holdings, the parent of NJOY. As a result of the acquisition, NJOY became a wholly owned subsidiary of Altria, and we gained full global ownership of NJOY’s e-vapor product portfolio, including NJOY ACE, currently the only pod-based e-vapor product with market authorizations from the FDA. In March 2020, NJOY submitted PMTAs to the FDA with respect to two NJOY ACE Menthol products, both of which remain pending.
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
Additionally, the FDA issued final guidance in April 2020, stating that it intended to prioritize enforcement action against certain product categories, including pod-based, flavored e-vapor products and products targeted to minors. More recently, the FDA has taken limited enforcement action aimed at manufacturers and retailers of certain disposable flavored electronic nicotine delivery system products. However, the FDA’s lack of enforcement actions against product categories that violate the law, including disposable and flavored e-vapor products and products targeted to minors, have allowed such products to proliferate on the market.
▪Electronic Nicotine Delivery System Products: As of October 23, 2023, many manufacturers of menthol and other flavored e-vapor products have received marketing denial orders (“MDOs”) for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefit of their products to adult smokers overcomes the risk that their products pose to youth. The FDA has communicated in these MDOs that vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of Public Health” standard and that successful applications require strong, product-specific evidence. A number of these manufacturers are challenging the MDOs for their products.
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
▪Flavors in Tobacco Products: In April 2022, the FDA issued two proposed product standards: (i) banning menthol in cigarettes and (ii) banning all characterizing flavors (including menthol) in cigars. The Biden Administration’s Spring 2023 Unified Regulatory Agenda includes the FDA’s plans to complete rulemaking with respect to these proposed product standards by August 2023. The FDA has not completed rulemaking with respect to either proposed product standard, but in October 2023 submitted the two proposed product standards to the White House Office of Management and Budget for review. We submitted comments during the notice-and-comment period and plan to continue engaging with the FDA through the rulemaking process. The FDA could propose an additional product standard for flavors in innovative tobacco products, including e-vapor products and oral nicotine products.
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
We engaged with the FDA through the rulemaking process, including during the notice-and-comment period, which closed in October 2023. If the proposed rule were to take effect, compliance with these requirements could result in increased costs.
▪Impact on Our Business; Compliance Costs and User Fees: Additional FDA regulatory actions under the FSPTCA could have a material adverse effect on our business, results of operations, cash flows or financial position in various ways. For example, actions by the FDA could:
▪impact the consumer acceptability of tobacco products;
▪discontinue, delay or prevent the sale or distribution of existing, new or modified tobacco products;
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
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and October 23, 2023, the weighted-average state cigarette excise tax increased from $0.36 to $1.90 per pack. As of October 23, 2023, one state, New York, has enacted new legislation increasing excise taxes in 2023. The increase in New York became effective in September 2023. Various other increases are under consideration or have been proposed.
A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. We support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of October 23, 2023, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST. North Carolina has passed legislation that will cause the state to adopt a weight-based tax methodology for MST in July 2025.
An increasing number of states and localities also are imposing excise taxes on e-vapor products and oral nicotine pouches. As of October 23, 2023, 33 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 11 states and the District of Columbia have enacted legislation to tax oral nicotine pouches.
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
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of October 23, 2023, 182 countries, as well as the European Union, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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

Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings and (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of October 23, 2023, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and seven states (California, Illinois, Massachusetts, New Jersey, New York, Rhode Island and Utah) and the District of Columbia have passed such legislation. Some of these states, such as New York, Utah and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway. The legislation in California, which became effective in December 2022, bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen.
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
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: After a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, in December 2019, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of October 23, 2023, 42 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on our operating companies’ sales volumes, as discussed above under Underage Access and Use of Certain Tobacco Products, we support raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, reflecting our longstanding commitment to combat underage tobacco use.
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
▪Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. For example, we currently are, or recently have been, subject to a number of governmental investigations with respect to our former investment in JUUL, which we divested in March 2023, including the following: (i) the U.S. Federal Trade Commission (“FTC”) issued a Civil Investigative Demand to us while conducting its antitrust review of our former investment in JUUL seeking information regarding, among other things, our role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee (see Note 13 for a description of the FTC’s administrative complaint against us and JUUL); (ii) the SEC commenced an investigation relating to our acquisition, disclosures and accounting controls in connection with the JUUL investment; and (iii) the New York State Office of the Attorney General and the Commonwealth of Massachusetts Office of the Attorney General, separately, issued independent subpoenas to us seeking documents relating to our former investment in and provision of services to JUUL. For a discussion of our disposition of our interest in JUUL, see Note 5.
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
Illicit Trade in Tobacco Products
Illicit trade in tobacco products can have an adverse impact on our business. Illicit trade can take many forms, including the sale of counterfeit tobacco products; the sale of tobacco products in the United States that are intended for sale outside the country; the sale of untaxed tobacco products over the Internet and by other means designed to avoid the collection of applicable taxes; the sale of unregulated products; and diversion into one taxing jurisdiction of tobacco products intended for sale in another. Counterfeit tobacco products, for example, are manufactured by unknown third parties in unregulated environments. Counterfeit versions of our products can negatively affect adult tobacco consumer experiences with and opinions of those brands. Illegal disposable e-vapor products may be designed to appeal to youth and are manufactured without scientific standards, exposing consumers to undocumented risks. Illicit trade in tobacco products also harms law-abiding wholesalers and retailers by depriving them of lawful sales and undermines the significant investment we have made in legitimate distribution channels. Moreover, illicit trade in tobacco products results in federal, state and local governments losing tax revenues. Losses in tax revenues can cause such governments to take various actions, including increasing excise taxes, imposing legislative or regulatory requirements, or asserting claims against manufacturers of tobacco products or members of the trade channels through which such tobacco products are distributed and sold, each of which may have an adverse effect on our business, results of operations, cash flows or financial position.
We communicate with wholesale and retail trade members regarding illicit trade in tobacco products and how we can help prevent such activities, enforce wholesale and retail trade programs and policies that address illicit trade in tobacco products and, when necessary, litigate to protect our trademarks. We also engage with the FDA and other government agencies to advocate for a well-regulated U.S. tobacco industry that embraces harm reduction and the enforcement of existing regulatory frameworks. When appropriate, we also take legal action to protect our lawful e-vapor product business, such as the lawsuit we filed in federal court in California against manufacturers of illegal e-vapor products in October 2023.

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
As with other agricultural commodities, tobacco price, quality and availability can be influenced by variations in weather patterns, including those caused by climate change, and macroeconomic conditions and imbalances in supply and demand, among other factors. For varieties of tobacco only available in limited geographies, government-mandated prices and production control programs, political instability or government prohibitions on the import or export of tobacco in certain countries pose additional risks to price, availability and quality. In addition, as consumer demand increases for smoke-free products and decreases for combustible products, the volume of tobacco leaf required for production may decrease, resulting in reduced demand. The reduced demand for tobacco leaf may result in the reduced supply and availability of domestic tobacco, as growers divert resources to other crops or cease farming, and increased costs. The unavailability or unacceptability of any one or more particular varieties of tobacco leaf necessary to manufacture our operating companies’ products could negatively impact our ability to continue marketing existing products or impact adult tobacco consumer product acceptability, which could have a material adverse effect on our business and profitability.
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

Operating Results
The following table provides reconciliations of reported OCI to adjusted OCI for our reportable segments, all other category and total OCI and provides the related OCI margins:

For the Nine Months Ended September 30, 2023
(in millions)	Smokeable Products	Oral Tobacco Products	All Other	Total
Net revenues	$16,482	$1,993	$33	$18,508
Excise taxes	(2,945)	(85)	—	(3,030)
Revenues net of excise taxes	$13,537	$1,908	$33	$15,478

Reported OCI	$8,092	$1,314	$(17)	$9,389
NPM Adjustment Items	(15)	—	—	(15)
Tobacco and health and certain other litigation items	65	—	—	65
Adjusted OCI	$8,142	$1,314	$(17)	$9,439

Reported OCI margin (1)	59.8%	68.9%	(51.5)%	60.7%
Adjusted OCI margin (1)	60.1%	68.9%	(51.5)%	61.0%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins and provides a reconciliation of reported OCI to adjusted OCI for our smokeable products segment:

	Operating Results
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Net revenues	$16,482	$17,020	(3.2)%	$5,572	$5,882	(5.3)%
Excise taxes	(2,945)	(3,289)		(976)	(1,108)
Revenues net of excise taxes	$13,537	$13,731		$4,596	$4,774

Reported OCI	$8,092	$8,112	(0.2)%	$2,743	$2,791	(1.7)%
NPM Adjustment Items	(15)	(60)		(15)	—
Tobacco and health and certain other litigation items	65	71		13	21
Adjusted OCI	$8,142	$8,123	0.2%	$2,741	$2,812	(2.5)%

Reported OCI margins (1)	59.8%	59.1%	0.7 pp	59.7%	58.5%	1.2 pp
Adjusted OCI margins (1)	60.1%	59.2%	0.9 pp	59.6%	58.9%	0.7 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Net revenues, which include excise taxes billed to customers, decreased $538 million (3.2%), due primarily to lower shipment volume ($1,921 million), partially offset by higher pricing ($1,380 million), which includes higher promotional investments.
Reported OCI decreased $20 million (0.2%), due primarily to lower shipment volume ($1,186 million), higher per unit settlement charges, higher costs ($62 million) and lower NPM Adjustment Items ($45 million), partially offset by higher pricing, which includes higher promotional investments.
Adjusted OCI increased $19 million (0.2%), due primarily to higher pricing, which includes higher promotional investments, partially offset by lower shipment volume, higher per unit settlement charges and higher costs.

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Net revenues, which include excise taxes billed to customers, decreased $310 million (5.3%), due primarily to lower shipment volume ($725 million), partially offset by higher pricing ($420 million), which includes higher promotional investments.
Reported OCI decreased $48 million (1.7%), due primarily to lower shipment volume ($445 million) and higher costs ($39 million), partially offset by higher pricing, which includes higher promotional investments, and NPM Adjustment Items in 2023 ($15 million).
Adjusted OCI decreased $71 million (2.5%), due primarily to lower shipment volume and higher costs, partially offset by higher pricing, which includes higher promotional investments.
Shipment Volume and Retail Share Results
The following table summarizes our smokeable products segment’s shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(sticks in millions)	2023	2022	Change	2023	2022	Change
Cigarettes:
Marlboro	52,339	57,809	(9.5)%	17,437	19,484	(10.5)%
Other premium	2,674	2,951	(9.4)%	895	997	(10.2)%
Discount	3,119	4,211	(25.9)%	970	1,364	(28.9)%
Total cigarettes	58,132	64,971	(10.5)%	19,302	21,845	(11.6)%
Cigars:
Black & Mild	1,359	1,303	4.3%	451	438	3.0%
Other	2	3	(33.3)%	—	1	(100.0)%
Total cigars	1,361	1,306	4.2%	451	439	2.7%
Total smokeable products	59,493	66,277	(10.2)%	19,753	22,284	(11.4)%
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
The following table summarizes our cigarettes retail share performance:

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2023	2022	Percentage Point Change	2023	2022	Percentage Point Change
Cigarettes:
Marlboro	42.1%	42.7%	(0.6)	42.3%	42.6%	(0.3)
Other premium	2.3	2.3	—	2.3	2.3	—
Discount	2.6	3.1	(0.5)	2.4	3.0	(0.6)
Total cigarettes	47.0%	48.1%	(1.1)	47.0%	47.9%	(0.9)
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

Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Our smokeable products segment’s reported and adjusted domestic cigarettes shipment volume decreased 10.5%, driven primarily by the industry’s decline rate (impacted by macroeconomic pressures on adult tobacco consumers’ disposable income and the growth of illicit e-vapor products) and retail share losses. When adjusted for trade inventory movements and other factors, total estimated domestic cigarette industry volume decreased by an estimated 8%.
Shipments of premium cigarettes accounted for 94.6% and 93.5% of our smokeable products segment’s reported domestic cigarettes shipment volume for the nine months ended September 30, 2023 and 2022, respectively.
Marlboro’s retail share of the total cigarette category decreased 0.6 share points to 42.1%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income and increased competitive activity.
Total cigarettes industry discount segment retail share increased 1.6 share points to 28.2%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income and increased competitive activity.
Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 11.6%, driven primarily by the industry’s decline rate (impacted by macroeconomic pressures on adult tobacco consumers’ disposable income and the growth of illicit e-vapor products), retail share losses, calendar differences and trade inventory movements. When adjusted for calendar differences and trade inventory movements, our smokeable products segment’s reported domestic cigarettes shipment volume decreased by an estimated 10%. When adjusted for trade inventory movements, calendar differences and other factors, total estimated domestic cigarette industry volume decreased by an estimated 8%.
Shipments of premium cigarettes accounted for 95.0% and 93.8% of our smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended September 30, 2023 and 2022, respectively.
Marlboro’s retail share of the total cigarette category decreased 0.3 share points to 42.3%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income and increased competitive activity. Marlboro’s retail share increased 0.3 share points from the second quarter of 2023. Additionally, Marlboro’s share of the premium segment grew to 58.9%, an increase of 0.4 share points versus the prior year and 0.3 share points sequentially.
Total cigarettes industry discount segment retail share increased 1.1 share points to 28.2%, primarily due to increased macroeconomic pressures on adult tobacco consumers’ disposable income and increased competitive activity. Total cigarettes industry discount segment retail share was unchanged from the first and second quarter of 2023.
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

In addition:
▪Effective October 15, 2023, PM USA increased the list price of Marlboro, L&M and Basic by $0.17 per pack. PM USA also increased the list price of all its other cigarette brands by $0.22 per pack.
Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our oral tobacco products segment:

	Operating Results
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Net revenues	$1,993	$1,948	2.3%	$685	$670	2.2%
Excise taxes	(85)	(91)		(28)	(30)
Revenues net of excise taxes	$1,908	$1,857		$657	$640

Reported and Adjusted OCI	$1,314	$1,262	4.1%	$455	$425	7.1%

Reported and Adjusted OCI margins (1)	68.9%	68.0%	0.9 pp	69.3%	66.4%	2.9 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Net revenues, which include excise taxes billed to customers, increased $45 million (2.3%), due primarily to higher pricing ($132 million), which includes higher promotional investments, partially offset by lower shipment volume and a higher percentage of on! shipment volume relative to MST (“volume/mix”) versus 2022 ($86 million).
Reported and adjusted OCI increased $52 million (4.1%), due primarily to higher pricing, which includes higher promotional investments, and lower costs ($12 million), partially offset by lower volume/mix ($93 million).
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Net revenues, which include excise taxes billed to customers, increased $15 million (2.2%), due primarily to higher pricing ($53 million), which includes lower promotional investments, partially offset by lower volume/mix ($36 million).
Reported and adjusted OCI increased $30 million (7.1%), due primarily to higher pricing, which includes lower promotional investments, and lower costs ($15 million), partially offset by lower volume/mix ($37 million).
Shipment Volume and Retail Share Results
The following table summarizes our oral tobacco products segment’s shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(cans and packs in millions)	2023	2022	Change	2023	2022	Change
Copenhagen	333.3	356.5	(6.5)%	109.4	118.2	(7.4)%
Skoal	123.3	136.1	(9.4)%	40.4	45.3	(10.8)%
on!	83.9	59.6	40.8%	28.7	21.0	36.7%
Other	49.3	51.3	(3.9)%	16.3	16.9	(3.6)%
Total oral tobacco products	589.8	603.5	(2.3)%	194.8	201.4	(3.3)%
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

The following table summarizes our oral tobacco products segment’s retail share performance (excluding international volume):

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2023	2022	Percentage Point Change	2023	2022	Percentage Point Change
Copenhagen	24.2%	27.4%	(3.2)	23.1%	26.8%	(3.7)
Skoal	9.8	11.4	(1.6)	9.3	11.1	(1.8)
on!	6.8	4.7	2.1	6.9	5.2	1.7
Other	2.9	3.2	(0.3)	2.8	3.2	(0.4)
Total oral tobacco products	43.7%	46.7%	(3.0)	42.1%	46.3%	(4.2)
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
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Our oral tobacco products segment’s reported domestic shipment volume decreased 2.3%, driven primarily by retail share losses in MST, partially offset by the industry’s growth rate, calendar differences, trade inventory movements and other factors. When adjusted for calendar differences and trade inventory movements, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 2.5%.
Total oral tobacco products category industry volume increased by an estimated 5% for the six months ended September 30, 2023, primarily driven by growth in oral nicotine pouches, partially offset by declines in MST volumes.
Our oral tobacco products segment’s retail share was 43.7%, as share declines for MST products were primarily driven by the category share growth of oral nicotine pouches.
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Our oral tobacco products segment’s reported domestic shipment volume decreased 3.3%, driven primarily by retail share losses in MST and calendar differences, partially offset by the industry’s growth rate and other factors. When adjusted for calendar differences, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 2%.
Our oral tobacco products segment’s retail share was 42.1%, as share declines for MST products were primarily driven by the category share growth of oral nicotine pouches.
The U.S. nicotine pouch category grew to 32.3% of the U.S. oral tobacco category, an increase of 9.8 share points versus the prior year. In addition, on!’s share of the nicotine pouch category was 21.4%.
Pricing Actions
USSTC executed the following pricing actions during 2023 and 2022:
•Effective August 22, 2023, USSTC increased the list price on its Copenhagen, Red Seal and Skoal brands by $0.09 per can. In addition, USSTC decreased the list price on select Husky brands by $0.18 per can.
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
E-Vapor
Our NJOY e-vapor business is reported in our all other category. Reported domestic shipment volume(1) of ACE for the three months ended September 30, 2023 was approximately 7.5 million pods. The retail share of ACE pods in U.S. multi-outlet and convenience stores was essentially unchanged since the completion of the NJOY Transaction.
We continue to expect ACE distribution to reach a total of 70,000 stores by the end of 2023, representing approximately 70% of e-vapor volume and 55% of cigarette volume sold in the U.S. multi-outlet and convenience channel.
(1) E-vapor shipment volume and retail share includes NJOY ACE. Shipment volume includes pods. Retail share results are based on data from Circana, a tracking service that uses a sample of stores to project market share and depict share trends.
Liquidity and Capital Resources
We are a holding company that is primarily dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At September 30, 2023, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, we receive cash dividends on our interest in ABI and will continue to do so as long as ABI pays dividends.
At September 30, 2023, we had $1.5 billion of cash and cash equivalents. In addition to having access to the operating cash flows of our subsidiaries, our capital resources include access to credit markets in the form of commercial paper, availability under our $3.0 billion senior unsecured 5-year revolving credit agreement (“New Credit Agreement”), which we use for general corporate purposes, and access to credit markets through the issuance of long-term senior unsecured notes. For additional information, see Capital Markets and Other Matters below.
In addition to funding current operations, we primarily use our net cash from operating activities for payment of dividends, share repurchases under our share repurchase programs, repayment of debt, acquisitions of or investments in businesses and assets, and capital expenditures.
We believe our cash and cash equivalents balance, along with our future cash flows from operations, capacity for borrowings under the New Credit Agreement and access to credit and capital markets, provide sufficient liquidity to meet the needs of our business operations and to satisfy our projected cash requirements for the next 12 months and the foreseeable future.
Capital Markets and Other Matters
Credit Ratings - Our cost and terms of financing and our access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under our New Credit Agreement is discussed in Note 11. Debt to our condensed consolidated financial statements in Item 1 (“Note 11”).
At September 30, 2023, the credit ratings and outlook for our indebtedness by major credit rating agencies were:

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
Credit Agreement - At September 30, 2023, we had availability under our prior credit agreement for borrowings of up to an aggregate principal amount of $3.0 billion, and we were in compliance with the covenants in our prior credit agreement. On October 24, 2023, we terminated our prior credit agreement and entered into our New Credit Agreement. The terms of our New

Credit Agreement are substantially similar to those of our prior credit agreement. We expect to continue to meet the covenants in our New Credit Agreement. We monitor the credit quality of our bank group and do not know of any potential non-performing credit provider in that group. For further discussion on short-term borrowings, see Note 11.
Term Loan Facility - In June 2023, we entered into a $2.0 billion term loan facility and borrowed the full amount available to fund a portion of the cash payments paid at closing in connection with the NJOY Transaction. We repaid the term loan facility in full in July 2023. For further details on the term loan facility, see Note 11.
Long-Term Debt - At September 30, 2023 and December 31, 2022, our total long-term debt was $25.1 billion and $26.7 billion, respectively. In May 2023, we repaid in full our 2.950% senior unsecured notes in the aggregate principal amount of $218 million at maturity. In addition, in February 2023, we repaid in full our 1.000% senior unsecured Euro notes in the aggregate principal amount of $1.3 billion (€1.25 billion) at maturity. As a result of the repayments and changes in the Euro exchange rate, the weighted-average coupon interest rate on our total long-term debt increased to approximately 4.2% at September 30, 2023 from approximately 4.0% at December 31, 2022. For further details on long-term debt, see Note 11.
At September 30, 2023, our debt-to-Consolidated net earnings and debt-to-Consolidated EBITDA ratios were calculated as follows:

For the Twelve Months Ended September 30, 2023 (1)
(in millions)
Consolidated net earnings	$8,760
Interest and other debt expense, net	984
Provision for income taxes	2,137
Depreciation and amortization	257
EBITDA	12,138
(Income) loss from investments in equity securities and noncontrolling interests, net	(171)
(Gain) loss on Cronos-related financial instruments	1
Dividends from less than 50% owned affiliates	163
Consolidated EBITDA	$12,131

Current portion of long-term debt (2)	$1,121
Long-term debt (2)	23,977
Total Debt	$25,098

Total Debt / Consolidated net earnings	2.9
Total Debt / Consolidated EBITDA	2.1
(1) Calculated as of the end of the applicable quarter on a rolling four quarters basis.
(2) Balance at September 30, 2023.
Guarantees and Other Similar Matters - As discussed in Note 13, we had unused letters of credit obtained in the ordinary course of business and guarantees (including third-party guarantees) outstanding at September 30, 2023. From time to time, we also issue lines of credit to affiliated entities. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 11, PM USA has issued guarantees relating to our obligations under our outstanding debt securities, any borrowings under our New Credit Agreement and amounts outstanding under our commercial paper program. These items have not had, and are not expected to have, a significant impact on our liquidity.
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
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year are generally paid in April of the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. We paid approximately $3.5 billion and $3.8 billion for the nine months ended September 30, 2023 and 2022, respectively, in connection with the State Settlement Agreements and FDA user fees, primarily all of which was paid in the second quarter of each period. We recorded $3.0 billion and $3.2 billion of charges to cost of sales for the nine months ended September 30, 2023 and 2022, respectively, and $1.0 billion and $1.1 billion of charges to cost of sales for the three months ended September 30, 2023 and 2022, respectively, in connection with the State Settlement Agreements and FDA user fees. As previously stated, the payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including volume, operating income, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results. For further discussion on the potential impact of inflation on future payments, see Operating Results by Business Segment - Tobacco Space - State Settlement Agreements.
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of September 30, 2023, PM USA had posted appeal bonds totaling $34 million, which have been collateralized with restricted cash that is included in assets on our condensed consolidated balance sheet.
Litigation is subject to uncertainty, and an adverse outcome or settlement of litigation could have a material adverse effect on our results of operations, cash flows or financial position in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 13.
NJOY Acquisition - On June 1, 2023, we acquired NJOY Holdings and funded the NJOY Transaction cash payments at closing of approximately $2.75 billion (net of cash acquired), through a combination of a $2.0 billion term loan facility (which we repaid in full in July 2023), the issuance of commercial paper and available cash. We may also be obligated to pay up to $500 million in additional cash payments that are contingent on receipt of FDA authorizations with respect to certain NJOY products. For further discussion, see Note 2.
IQOS Purchase Agreement - In 2022, we entered into an agreement with PMI to, among other things, transition and ultimately conclude our relationship with respect to the IQOS System in the United States. We received a payment of $1.0 billion in 2022 and an additional payment of approximately $1.8 billion (including interest) in July 2023.
Equity and Dividends
During the first nine months of 2023 and 2022, we paid dividends of $5,040 million and $4,908 million, respectively, an increase of 2.7%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares we repurchased under our share repurchase programs.
In August 2023, our Board of Directors (“Board of Directors” or “Board”) declared a 4.3% increase in the quarterly dividend rate to $0.98 per share of our common stock versus the previous rate of $0.94 per share. Our current annualized dividend rate is $3.92 per share. In March 2023, we established a new progressive dividend goal that targets mid-single digits dividend growth annually. Future dividend payments remain subject to the discretion of our Board.
For a discussion of our share repurchase programs, see Note 1. Background and Basis of Presentation to our condensed consolidated financial statements in Item 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.
Financial Review
Cash Provided by/Used in Operating Activities
During the first nine months of 2023, net cash provided by operating activities was $6,060 million compared with $5,637 million during the first nine months of 2022. This increase was due primarily to lower payments for State Settlement Agreements and income taxes.
We had a working capital deficit at September 30, 2023 and December 31, 2022, and believe we have the ability to fund working capital deficits with cash provided by operating activities, borrowings under our New Credit Agreement and access to the credit and capital markets.
Cash Provided by/Used in Investing Activities
During the first nine months of 2023, net cash used in investing activities was $1,217 million compared with $215 million during the first nine months of 2022. This increase was due primarily to the NJOY Transaction, partially offset by proceeds from the sale of IQOS System commercialization rights.

Cash Provided by/Used in Financing Activities
During the first nine months of 2023, net cash used in financing activities was $7,353 million compared with $7,476 million during the first nine months of 2022. This decrease was due primarily to lower share repurchases, partially offset by higher repayments of long-term debt and higher dividends paid on our common stock.
New Accounting Guidance Not Yet Adopted
See Note 14. New Accounting Guidance Not Yet Adopted to our condensed consolidated financial statements in Item 1 for a discussion of issued accounting guidance applicable to, but not yet adopted by, us.
Contingencies
See Note 13 for a discussion of contingencies.
Supplemental Guarantor Financial Information
PM USA (the “Guarantor”), which is a 100% owned subsidiary of Altria Group, Inc. (the “Parent”), has guaranteed the Parent’s obligations under its outstanding debt securities, borrowings under its New Credit Agreement and amounts outstanding under its commercial paper program (the “Guarantees”). Pursuant to the Guarantees, the Guarantor fully and unconditionally guarantees, as primary obligor, the payment and performance of the Parent’s obligations under the guaranteed debt instruments (the “Obligations”), subject to release under certain customary circumstances as noted below.
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
Summarized Balance Sheets
(in millions of dollars)

	Parent		Guarantor
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Assets
Due from Non-Guarantor Subsidiaries	$—	$—	$279	$278
Other current assets	1,729	4,086	1,037	762
Total current assets	$1,729	$4,086	$1,316	$1,040

Due from Non-Guarantor Subsidiaries	$6,561	$4,790	$—	$—
Other assets	9,678	9,090	1,414	1,435
Total non-current assets	$16,239	$13,880	$1,414	$1,435

Liabilities
Due to Non-Guarantor Subsidiaries	$2,995	$2,342	$1,027	$912
Other current liabilities	3,137	3,751	3,430	3,925
Total current liabilities	$6,132	$6,093	$4,457	$4,837

Total non-current liabilities	$26,500	$26,591	$627	$633

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Nine Months Ended September 30, 2023
	Parent (1)	Guarantor (2)
Net revenues	$—	$15,606
Gross profit	—	8,622
Net earnings (losses)	(11,300)	5,743
(1) For the nine months ended September 30, 2023, net earnings (losses) include an approximate $10.8 billion loss related to the cancellation of certain interests in a non-guarantor subsidiary, $217 million of intercompany interest income from non-guarantor subsidiaries and $271 million of interest expense from non-guarantor subsidiaries.
(2) For the nine months ended September 30, 2023, net earnings (losses) include $172 million of intercompany interest income from non-guarantor subsidiaries.

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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could differ materially from those anticipated, estimated or projected. You should bear this in mind as you consider our forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes, including with respect to our ability to achieve our Vision, to differ materially from those contained in, or implied by, any forward-looking statements we make. Any such statement is qualified by reference to the following cautionary statements. We elaborate on these important factors and the risks we face throughout this Form 10-Q, particularly in the “Executive Summary” and “Business Environment” sections preceding our discussion of the operating results of our segments above, in Part II, Item 1A. Risk Factors in this Form 10-Q, and in our other publicly filed reports, including our 2022 Form 10-K, First Quarter Form 10-Q and Second Quarter Form 10-Q. These factors and risks include the following:
▪our inability to anticipate and respond to changes in adult tobacco consumer preferences and purchase behavior;
▪our inability to compete effectively;
▪the growth of the e-vapor category, including illegal flavored disposable e-vapor products, and other innovative tobacco products, including oral nicotine pouches, contributing to reductions in cigarette and MST consumption levels and shipment volume;
▪our failure to commercialize innovative products, including tobacco products that may reduce health risks relative to other tobacco products and appeal to adult tobacco consumers;
▪changes, including in macroeconomic and geopolitical conditions (including inflation), that result in shifts in adult tobacco consumer disposable income and purchasing behavior, including choosing lower-priced and discount brands or products, and reductions in shipment volumes;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The fair value of our long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting primarily from changes in market interest rates. The following table provides the fair value of our long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates at September 30, 2023 and December 31, 2022:

(in billions)	September 30, 2023	December 31, 2022
Fair value	$21.3	$22.9
Decrease in fair value from a 1% increase in market interest rates	1.6	1.7
Increase in fair value from a 1% decrease in market interest rates	1.9	2.0
We expect interest rates on borrowings under our New Credit Agreement to be based on the Term Secured Overnight Financing Rate, plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s and S&P. The applicable percentage for borrowings under our prior credit agreement at September 30, 2023 was 1.0% based on our long-term senior unsecured debt ratings on that date. At September 30, 2023 and December 31, 2022, we had no borrowings under our prior credit agreement.
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

Item 1A. Risk Factors
Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of our 2022 Form 10-K and Part II, Item 1A. Risk Factors of our First Quarter Form 10-Q and Second Quarter Form 10-Q. There have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K, First Quarter Form 10-Q and Second Quarter Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2023, our Board of Directors authorized a new $1.0 billion share repurchase program, which we expect to complete by December 31, 2023. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our share repurchase activity for each of the three months in the period ended September 30, 2023, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

July 1-31, 2023	1,611,366	$45.65	1,611,366	$454,341,007
August 1-31, 2023	2,269,555	$43.85	2,269,555	$354,819,359
September 1-30, 2023	1,985,549	$43.59	1,985,549	$268,278,728
	5,866,470	$44.26	5,866,470
Item 5. Other Information
During the quarter ended September 30, 2023, none of our directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

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
October 26, 2023