Form 10-K
period 2023-12-31
ALTRIA GROUP, INC.
filed 2024-02-27
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $80 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at February 15, 2024
Common Stock, $0.33 1/3 par value	1,763,461,775	shares
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 16, 2024, to be filed with the U.S. Securities and Exchange Commission on or about April 4, 2024, are incorporated by reference into Part III hereof.

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
Our wholly owned subsidiaries include Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which, through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco products (“MST”) and snus products; Helix Innovations LLC (“Helix”), which operates in the United States and Canada, and Helix Innovations GmbH and its affiliates (“Helix ROW”), which operate internationally in the rest-of-world, are engaged in the manufacture and sale of oral nicotine pouches; and NJOY, LLC (“NJOY”), which is engaged in the manufacture and sale of e-vapor products. Other wholly owned subsidiaries include Altria Group Distribution Company, which provides sales and distribution services to our domestic operating companies; and Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, research and product development, consumer engagement, finance, human resources and external affairs.
On June 1, 2023, we completed our acquisition of NJOY Holdings, Inc. (“NJOY Holdings”), the parent of NJOY, for total consideration of approximately $2.9 billion (“NJOY Transaction”), which consisted of approximately $2.75 billion in cash payments (net of cash acquired) plus the fair value of certain contingent consideration. As a result of the acquisition, NJOY became a wholly owned subsidiary of Altria. For further details, see Note 3. Acquisition of NJOY to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Form 10-K (“Item 8”).
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
In October 2021, we sold International Wine & Spirits Ltd. (“IWS”), which included Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), in an all-cash transaction with a net purchase price of approximately $1.2 billion and the assumption of certain liabilities of IWS and its subsidiaries (“Ste. Michelle Transaction”).
In December 2020 and April 2021, we purchased the remaining 20% interest in (i) Helix ROW and (ii) Helix, respectively. The total purchase price of the December 2020 and April 2021 transactions was approximately $250 million.
At December 31, 2023, our reportable segments were smokeable products and oral tobacco products. Our all other category included (i) the financial results of NJOY (beginning June 1, 2023); (ii) Horizon; (iii) Helix ROW; and (iv) the IQOS System (as defined below) heated tobacco business due to the relative financial contribution of these businesses to our consolidated results. Prior to the Ste. Michelle Transaction, wine produced and/or sold by Ste. Michelle was a reportable segment. For further information, see Note 16. Segment Reporting to our consolidated financial statements in Item 8. (“Note 16”).
Our investments include Anheuser-Busch InBev SA/NV (“ABI”) and Cronos Group Inc. (“Cronos”), which we account for under the equity method of accounting using a one-quarter lag.
For further discussion of our investments, see Note 7. Investments in Equity Securities to our consolidated financial statements in Item 8 (“Note 7”).

Description of Business
Portions of the information relating to this Item are included in Operating Results by Business Segment in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K (“Item 7”).
Our operating companies include PM USA, USSTC, Middleton, Helix and NJOY.
The products of our operating companies include: (i) smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; (ii) oral tobacco products, consisting of MST and snus products manufactured and sold by USSTC and oral nicotine pouches manufactured and sold by Helix; and (iii) e-vapor products contract manufactured by third-parties and sold by NJOY.
▪Cigarettes: PM USA is the largest cigarette company in the United States and substantially all cigarettes are manufactured and sold to customers in the United States. Marlboro, the principal cigarette brand of PM USA, has been the largest-selling cigarette brand in the United States for over 45 years. Total smokeable products segment’s cigarettes shipment volume in the United States was 76.3 billion units in 2023, a decrease of 9.9% from 2022.
▪Cigars: Middleton is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Middleton contracts with a third-party importer to supply substantially all of its cigars and sells substantially all of its cigars to customers in the United States. Black & Mild is the principal cigar brand of Middleton. Total smokeable products segment’s cigars shipment volume was approximately 1.8 billion units in 2023, an increase of 2.8% from 2022.
▪Oral tobacco products: USSTC is the leading producer and marketer of MST products. The oral tobacco products segment includes the premium brands, Copenhagen and Skoal, and a value brand, Red Seal, sold by USSTC. In addition, the oral tobacco products segment includes on! oral nicotine pouches sold by Helix. Substantially all of the oral tobacco products are manufactured and sold to customers in the United States. Total oral tobacco products segment’s shipment volume was 782.9 million units in 2023, a decrease of 2.2% from 2022.
▪E-Vapor products: NJOY contracts with third-party importers to supply all of its products and sells its e-vapor products to customers in the United States. NJOY ACE is the principal e-vapor product of NJOY. NJOY is currently the only e-vapor manufacturer to receive market authorizations from the U.S. Food and Drug Administration (“FDA”) for a pod-based e-vapor product.
▪Other tobacco products: In connection with the joint venture agreement with JTIUH, Horizon will market and commercialize HTS products, which are defined in the joint venture agreement as products that include both (i) a tobacco heating device intended to heat the consumable without combusting and (ii) a consumable that meets the definition of a cigarette under the U.S. Federal Cigarette Labeling and Advertising Act. Horizon is responsible for the U.S. commercialization of current and future HTS products owned by either party and, upon authorization by the FDA of a pre-market tobacco application (“PMTA”), will become the exclusive entity through which the parties market and commercialize HTS products in the United States. Upon PMTA authorization of Ploom HTS products, JTIUH will supply Ploom HTS devices and PM USA will manufacture Marlboro HTS consumables for U.S. commercialization.
In October 2022, we agreed to assign to Philip Morris International Inc. (“PMI”) exclusive U.S. commercialization rights to the IQOS Tobacco Heating System (“IQOS System”) effective April 30, 2024. For further discussion of the agreement with PMI see Note 6. Goodwill and Other Intangible Assets, net to our consolidated financial statements in Item 8 (“Note 6”).
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
Helix, through an affiliate, and NJOY purchase tobacco-derived nicotine materials from suppliers and believe their suppliers can satisfy current and anticipated future production requirements.

Our tobacco subsidiaries believe there is an adequate supply of tobacco in the world markets to satisfy their current and anticipated production requirements.
For further discussion of the foregoing matters, the business environment, trends in market demand and competitive conditions, and related risks, see Item 1A. Risk Factors of this Form 10-K (“Item 1A”) and Operating Results by Business Segment - Business Environment in Item 7.
Other Matters
▪Customers: For a discussion of our largest customers, including their percentages of our consolidated net revenues for the years ended December 31, 2023, 2022 and 2021, see Note 16.
▪Executive Officers of Altria: The disclosure regarding executive officers is included in Item 10. Directors, Executive Officers and Corporate Governance - Information about Our Executive Officers as of February 15, 2024 of this Form 10-K.
▪Human Capital Resources: We believe our workforce is critical to achieving our Vision. Attracting, developing, retaining and deploying the best talent with the skills to make significant progress toward our Vision is a key business priority. Moreover, we recognize the importance of doing business the right way. We believe culture influences employee actions and decision making. This is why we dedicate resources to promoting a vibrant, inclusive workplace; attracting, developing, retaining and deploying talented, diverse employees; promoting a culture of compliance and integrity; creating a safe workplace; and rewarding and recognizing employees for both the results they deliver and, importantly, how they deliver them.
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
▪Have diverse leadership teams that reflect the organizations they lead.
We maintain our commitment to building an inclusive organization and workforce that reflects the diversity of the labor market from which we hire. Our data-driven efforts focus on removing barriers to equal opportunity in compliance with applicable law. We strive for an organization that is more reflective of the diversity of the labor market from which we hire, and we remain committed to ID&E.
We monitor our ID&E progress through inclusive leadership ratings and other measures and report our ID&E progress annually through our corporate responsibility reporting.
Compensation and Benefits
Our compensation and benefits programs are designed to help us attract, retain and motivate strong talent. However, we recognize that the decreasing social acceptance of tobacco usage may impact our ability to attract and retain talent with skills necessary for us to achieve our Vision. We work to manage this risk by, among other things, targeting total compensation packages to be above peer companies with which we compete for talent. Depending on employee level, total compensation includes different elements – base salary, annual cash incentives, long-term equity and cash incentives and benefits. We design our compensation program to deliver total compensation at levels between the 50th and 75th percentiles of compensation paid to employees in comparable positions at our peer companies. Actual total compensation can exceed the 75th percentile or be below the 50th percentile depending on business and individual performance.
We are committed to pay equity across our companies. Based on the most recent annual analysis we conducted in November 2023, for employees performing the same or similar duties regardless of any differentiating factors, such as performance and tenure, salaries of our female employees were 97.8% of those of our male employees, and salaries of our employees of color were 98.1% of those of our white employees. If we adjust for differentiating factors that legitimately influence pay, salaries of our female employees were 99.6% of those of our male employees, and salaries of our employees of color were 99.9% of those of our white employees.

In addition to cash and equity compensation, we offer generous employee benefits such as significant company contributions to deferred profit sharing plans, consumer-driven health plan coverage, vacation and holiday pay, disability and life insurance. We also offer up to 12 weeks paid family leave to bond with a newborn child, the placement of a child for adoption or foster care, or to care for a family member who has a serious health condition. Our benefits also include physical, emotional and financial wellness programs and family creation assistance benefits, such as reimbursement of surrogacy, adoption assistance and fertility expenses. While there is some variability in employee benefits across our companies, the examples we provide are available to most employees.
We are also committed to investing in the educational development of our workforce through a tuition refund program for job-related courses or company-related degrees. We also provide eligible employees with a company-funded contribution applied to the employee’s qualified higher education student loans to help reduce student loan debt.
Attracting, Developing, Retaining and Deploying Talent
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
We also have an employee recognition program that allows leaders and employees to reward and recognize colleagues for their outstanding performance and everyday excellence.
We regularly conduct confidential employee engagement surveys to seek feedback on a variety of topics, including employee satisfaction, support from leadership, corporate culture and culture of compliance. In addition, in 2023, these quarterly employee surveys sought feedback on topics such as workplace flexibility, workload, inclusion, development opportunities, management support, compliance and understanding of business strategy. Survey results, including comparisons to prior results, are shared with our employees and our Board and are used to modify or enhance our human capital management programs.
Workplace Safety
Our goal is for every Altria employee to experience an injury-free career, which is supported by our Safety Management System (“SMS”). We strive for continuous improvement in our employee safety program through SMS infrastructure. Our Occupational Safety and Health Administration recordable injury rate for 2023 was 1.2% (versus 1.3% for 2022) and remains below the benchmark for companies in the U.S. Beverage and Tobacco Product Manufacturing industry classification.
Number of Employees and Labor Relations
At December 31, 2023, we employed approximately 6,400 people. Twenty-seven percent of our employees were hourly manufacturing employees who are members of labor unions subject to collective bargaining agreements. We believe we engage and collaborate effectively with our hourly employees, as demonstrated by the positive working relationship between our companies and the unions. We also have long-term agreements that resolve any collective bargaining dispute through binding arbitration, which further demonstrates our trust-based relationship with the unions.
Supply Chain Human Capital Matters
We support efforts to address human capital concerns in the tobacco supply chain. For example, in our domestic tobacco supply chain, in 2023, all of our domestic tobacco growers participated in the Good Agricultural Practices Certification Program to assess growers’ compliance with practices related to labor management and all of our tobacco suppliers participated in the tobacco industry’s Sustainable Tobacco Program, which includes standards related to human and labor rights. Our tobacco companies also establish contract terms and conditions with tobacco growers and leaf suppliers addressing child and forced labor and conduct social compliance audits at leaf supplier facilities in high-risk tobacco growing regions within the United States and internationally. In addition, all suppliers of goods and services that maintain operations in high-risk countries are subject to social compliance audits of those operations.
More information about efforts discussed in this section can be found in our Corporate Responsibility Reports at www.altria.com/responsibility.
▪Intellectual Property: Trademarks are of material importance to us and are protected by registration or otherwise. In addition, as of December 31, 2023, the portfolio of United States patents owned by our businesses, as a whole, was material to us and our businesses. However, no one patent or group of related patents was material to our businesses as of December 31, 2023. Our businesses also have proprietary trade secrets, technology, know-how, processes and other intellectual property rights that are protected by appropriate confidentiality measures. Certain trade secrets are material to us and our businesses.

▪Government Regulations: We are subject to various federal, state and local laws and regulations. For example, the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) provides the FDA with broad authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of tobacco products; the authority to require disclosures of related information; and the authority to enforce the FSPTCA and related regulations. For further discussion of laws and regulations impacting our operating companies, see Operating Results by Business Segment - Business Environment in Item 7.
We and our subsidiaries (and former subsidiaries) are also subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States: the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. Our subsidiaries (and former subsidiaries) are involved in several matters subjecting them to potential costs of remediation and natural resource damages under Superfund or other laws and regulations. Our subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. As discussed in Note 2. Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 (“Note 2”), we provide for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change. Other than those amounts, it is not possible to reasonably estimate the cost of any environmental remediation and compliance efforts that our subsidiaries may undertake in the future. In the opinion of management, however, compliance with environmental laws and regulations, including the payment of any remediation costs or damages and related expenditures, has not had, and is not expected to have, a material adverse effect on our business, results of operations, capital expenditures, financial position or cash flows.
Available Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers from which investors can electronically access our SEC filings.
We make available free of charge on or through our website (www.altria.com) our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Investors can access our filings with the SEC by visiting www.altria.com/secfilings.
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
Our ability to effectively respond to new and evolving adult tobacco consumer purchase behavior catalyzed by challenging macroeconomic conditions and changes in adult tobacco consumer preferences depends on our ability to promote brand equity successfully among our premium and discount brands and broaden our product portfolios across price-points and categories, including by bringing to market new and innovative tobacco products that appeal to adult tobacco consumers. Our failure to do so or our failure to anticipate changing adult tobacco consumer preferences, improve productivity or protect or enhance margins through cost savings and price increases, could have a material adverse effect on our business, results of operations, cash flows or financial position.
We face significant competition, and our failure to compete effectively could have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
Our operating companies operate in highly competitive environments. Significant competition exists with respect to product quality, taste, price, product innovation, marketing, packaging, distribution and promotional activities. Because many of our operating companies’ products are market leaders, we are subject to antitrust risk. In addition, as adult tobacco consumer preferences evolve, consumers are increasingly moving across tobacco categories. Our operating companies’ failure to compete effectively in these environments could negatively impact profitability, market share (including as a result of down-trading to lower-priced competitive brands) and shipment volume, which could have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
The growth of innovative tobacco products, including e-vapor products and oral nicotine pouches, has contributed to reductions in the consumption levels and industry sales volumes of cigarettes and other tobacco products, including MST. Furthermore, the sale of illegal flavored disposable e-vapor products has negatively impacted the growth of other e-vapor products. If we are unable to compete effectively in innovative tobacco product categories, including through internal product development, on! oral nicotine pouch products, NJOY e-vapor products, our participation in Horizon, other potential future partnerships with Japan Tobacco and potential future relationships and investments, such inability could have a material adverse impact on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
PM USA also faces competition from lower-priced brands sold by certain United States and foreign manufacturers that have cost advantages because they are not parties to settlements of certain healthcare cost recovery litigation in the United States and, as such, are not required to make annual settlement payments as required by the parties to the settlements. These settlement payments, which are inflation-adjusted, are significant for PM USA and have contributed to substantial cigarette price increases to help cover their cost. Manufacturers not party to the settlements are subject to state escrow legislation requiring escrow deposits. Such manufacturers may avoid these escrow obligations by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers’ cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, diversion of tobacco products intended for sale in one taxing jurisdiction within the United States into another taxing jurisdiction, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and imports of foreign lower-priced brands. Competition may also result from tax advantages available to companies with significant imports and exports of finished goods. The market shares of our operating companies’ products also have been negatively impacted by increases in competitive discount product share for cigarettes and MST products, as price sensitive adult tobacco consumers react to their economic conditions. Our failure to compete with lower-priced cigarette brands and counter the impacts of illicit trade in tobacco products could have a material adverse effect on our business, results of operations, cash flows or financial position.
In the e-vapor category, illegal flavored disposable product usage has increased, and such products comprise a significant portion of the e-vapor category, which has increased the rate of cross-category movement among adult cigarette smokers and contributed to higher than expected domestic cigarette industry volume decline. We have increased engagement with the FDA and other government agencies and taken legal action to protect our lawful e-vapor business, which expose us to additional costs and expenses. Our failure to counter the impacts of illegal flavored disposable e-vapor products and the FDA’s failure to take enforcement actions against manufacturers and products that violate the law could have a material adverse effect on our business, results of operations, cash flows or financial position.

We may be unsuccessful in commercializing innovative products, including tobacco products with reduced health risks relative to certain other tobacco products and that appeal to adult tobacco consumers, which may have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
We have growth strategies involving innovative products that may have reduced health risks relative to certain other tobacco products, while continuing to offer adult tobacco consumers (within and outside the United States) products that meet their taste expectations and evolving preferences. These strategies include products in the e-vapor, heated tobacco and oral nicotine pouch spaces. For example, we have plans to increase the distribution of NJOY products, enhance NJOY ACE’s brand equity, increase the brand’s awareness and appeal and receive FDA authorizations on certain NJOY products. If we are not successful in executing these strategies, there could be a material negative impact on our business and our ability to achieve our Vision.
The success of Horizon, our joint venture with JTIUH for the marketing and commercialization of HTS products in the United States, in generating new revenue streams by commercializing current and future HTS products owned by us or Japan Tobacco is dependent upon a number of factors. These factors include (i) receipt of regulatory authorizations, (ii) prevailing economic, market, regulatory or business conditions, or changes in such conditions, negatively affecting the parties or their plans for future collaboration and partnerships, (iii) changes in market or other conditions resulting in unanticipated delays in the design and development of future products or the commencement of test launches, (iv) the outcome of any legal proceedings or investigations that may be instituted against the parties or others related to the joint venture, (v) changes in the preferences of U.S. adult tobacco consumers, (vi) the failure to meet commercialization milestones and (vii) the ability of the parties to enter into future partnerships on terms acceptable to both parties and in the expected manner or timeframe, if at all. Such factors could have a negative effect on our ability to generate new revenue streams and enter new geographic markets.
If we do not succeed in commercializing innovative tobacco products that appeal to adult tobacco consumers or we fail to obtain or maintain regulatory authorization for the marketing or sale of these products, including with claims of reduced health risks, we could be at a competitive disadvantage, which could have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
Failure to complete or manage strategic transactions, including acquisitions, dispositions, joint ventures and investments in third parties, or realize the anticipated benefits of such transactions, could have a material adverse effect on our business, financial position and our ability to achieve our Vision.
We regularly evaluate potential strategic transactions, including acquisitions, dispositions, joint ventures and investments in third parties. Opportunities for strategic transactions may be limited, and the success of any such transaction is dependent upon our ability to complete and realize the expected benefits of the transaction in the expected time frame or at all. Following the completion of a transaction there may be certain financial, managerial, staffing and talent and operational risks, including diversion of management’s attention from existing core businesses, difficulties integrating other businesses into existing operations and other challenges presented by a transaction that does not achieve anticipated sales levels and profitability. We may not be able to enter into attractive business relationships or execute and complete strategic transactions on favorable terms or at all, and any such relationships or transactions may not improve our competitive position or have the intended financial outcomes. For example, our former investment in JUUL did not result in and, to date, our investment in Cronos has not, resulted in the economic and competitive advantages expected at the time the investments were made.
We may not be able to realize the expected benefits of the NJOY Transaction in the expected manner or timeframe, if at all, including due to failure to receive or maintain regulatory authorizations, changes in adult tobacco consumer preferences, failure to comply with regulatory requirements, prevailing economic, market, regulatory or business conditions, or changes in such conditions, negatively affecting our business and our plans with respect to the e-vapor category, the outcome of any legal proceeding or investigation that may be instituted against the parties or others related to the NJOY Transaction or NJOY or its products and the occurrence of any event requiring us to write down the value of NJOY’s intangible assets, including trademarks and goodwill, due to impairment.
If the NJOY Transaction or any other acquisition, disposition, joint venture, investment in a third party or other strategic relationship is not successful, there could be a material negative impact on our business, financial position and results of operations and our ability to achieve our Vision.
Significant changes in price, availability or quality of tobacco, other raw materials or component parts could have a material adverse effect on our profitability and business.
Shifts in crops (such as those driven by macroeconomic conditions and adverse weather patterns), government restrictions and mandated prices, production control programs, economic trade sanctions, import duties and tariffs, international trade disruptions, inflation, geopolitical instability, climate and environmental changes and disruptions due to man-made or natural disasters may increase the cost or reduce the supply or quality of tobacco, other raw materials, ingredients or component parts used to manufacture our products. Any significant change in such factors could restrict our ability to continue manufacturing and marketing existing products or impact adult tobacco consumer product acceptability and have a material adverse effect on our business and profitability.

For varieties of tobacco only available in limited geographies, government-mandated prices and production control programs, political instability or government prohibitions on the import or export of tobacco in certain countries pose additional risks to price, availability and quality. In addition, as consumer demand increases for innovative smoke-free products and decreases for combustible and MST products, the volume of tobacco leaf required for production of these products has decreased, resulting in reduced tobacco leaf demand. Reduced demand may result in the reduced supply and availability of domestic tobacco as growers divert resources to other crops or cease farming. The unavailability or unacceptability of any one or more particular varieties of tobacco leaf or the unavailability of nicotine extract necessary to manufacture our operating companies’ products could restrict our ability to continue marketing existing products or impact adult tobacco consumer product acceptability, which could have a material adverse effect on our business and profitability. In addition, the nicotine used in our operating companies’ innovative smoke-free products is extracted from tobacco produced in one country. If we are unable to identify alternate sources of nicotine for our operating companies’ innovative products, we could be exposed to the risks discussed above.
Current macroeconomic conditions and geopolitical instability (including inflation, high interest rates, labor shortages, supply and demand imbalances, geopolitical instability and international armed conflicts) are causing worldwide disruptions and delays to supply chains and commercial markets, which limit access to, and increase the cost of, raw materials, ingredients and component parts (for example, tobacco leaf and resins and aluminum used in our packaging). Furthermore, challenging economic conditions can create the risk that our suppliers, distributors, logistics providers or other third-party partners suffer financial or operational difficulties, which may impact their ability to provide us with or distribute finished product, raw materials and component parts and services in a timely manner or at all.
In addition, government taxes, restrictions and prohibitions on the sale and use of certain products may limit access to, and increase the costs of, raw materials and component parts and, potentially, impede our ability to sell certain of our products. For example, certain states have passed extended producer responsibility legislation concerning packaging. Because certain of our products’ packaging consists of single-use plastics, single-use plastic bans and extended producer responsibility mandates could result in bans on some of our product packaging or our products and adversely impact our costs and revenues. Additional taxes and limitations on the use of certain single-use plastics have been proposed by the U.S. Congress and various state and local governments. These existing and potential future laws and regulations could increase the costs of, and impair our ability to, source certain materials used in the packaging for our products.
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
Our operating companies face risks inherent in reliance on a few significant manufacturing facilities and a small number of key suppliers, distributors and distribution chain service providers. A natural or man-made disaster, cybersecurity incident, global pandemic or other disruption that affects the manufacturing operations of any of our operating companies, the operations of any key supplier, distributor or distribution chain service provider of any of our operating companies or any other disruption in the supply or distribution of goods or services (including a key supplier’s inability to comply with government regulations, lack of available workers or unwillingness to supply goods or services to a tobacco company) could adversely impact operations. Operations of our operating companies, suppliers, distributors and distribution chain service providers could be suspended temporarily once or multiple times, or halted permanently, depending on various factors. An extended disruption in operations experienced by one or more of our operating companies or in the supply or distribution of goods or services by one or more key suppliers, distributors or distribution chain service providers, could have a material adverse effect on our business, results of operations, cash flows or financial position.
We may be required to write down intangible assets, including trademarks and goodwill, due to impairment, which could have a material adverse effect on our results of operations or financial position.
We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general macroeconomic conditions, government actions, including FDA regulatory actions and inaction, changes in category growth (decline) rates as a result of changing adult tobacco consumer preferences, success of planned new product expansions, competitive activity, unfavorable outcomes with respect to litigation proceedings, including actions brought against us alleging patent infringement, and income and excise taxes. Certain events also can trigger an immediate review of intangible assets. If an impairment is determined to exist, we will incur impairment losses, which could have a material adverse effect on our results of operations or financial position.

We could decide, or be required to, recall products, which could have a material adverse effect on our business, reputation, results of operations, cash flows or financial position.
We could decide, or laws or regulations could require us, to recall products due to the failure to meet quality standards or specifications, suspected or confirmed and deliberate or unintentional product contamination, or other product adulteration, misbranding or tampering. A product recall or a product liability or other claim (even if unsuccessful or without merit) could have negative economic consequences and also generate negative publicity about us and our products. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, adult tobacco consumers might reduce their overall consumption of products in the category. Any of these events could have a material adverse effect on our business, reputation, results of operations, cash flows or financial position.
We face various risks related to health epidemics and pandemics, and such events, and the measures that international, federal, state and local governments, agencies, law enforcement and health authorities implement to address them, could have a material adverse effect on our business, results of operations, cash flows or financial position.
An epidemic, pandemic or other significant public health emergency, and the measures taken by governmental authorities to address it, could significantly disrupt our ability to operate our businesses in the ordinary course. Furthermore, any associated economic consequences could have a material adverse effect on our business, results of operations, cash flows or financial position.
If any public health emergency were to occur in the future, we could experience negative impacts. In addition, the specific characteristics of any future public health emergency and associated governmental responses could result in other negative impacts that we cannot foresee. Accordingly, any future emergence or resurgence of an epidemic, pandemic or other public health emergency could have a material adverse effect on our business, results of operations, cash flows or financial position.
We may be unable to attract and retain a highly skilled and diverse workforce due to the decreasing social acceptance of tobacco usage, tobacco control actions and other factors, which could have a material adverse effect on our business and our ability to achieve our Vision.
Our ability to implement our strategy of attracting and retaining a highly skilled and diverse workforce may be impaired by the decreasing social acceptance of tobacco usage, tobacco regulation and control actions and other factors. The tobacco industry competes for talent with the consumer products industry and other companies that may enjoy greater societal acceptance and fewer long-term challenges. As a result, we may be unable to attract and retain highly skilled and diverse talent. In addition, our ability to retain a highly skilled and diverse workforce may be adversely affected by competition for highly skilled and diverse workers. Failure to attract and retain highly skilled and diverse talent could have a material adverse effect on our business and our ability to achieve our Vision.
Litigation, Legislative and Regulatory Risks
Unfavorable outcomes with respect to litigation proceedings or any governmental investigations could materially adversely affect our results of operations, cash flows or financial position and our ability to achieve our Vision.
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
Competitors and other third parties have brought and may in the future bring action against us, our subsidiaries and/or our suppliers alleging patent infringement. Such claims, regardless of merit, expose us to significant litigation costs and damages, importation bans with respect to products and product components manufactured abroad, divert management’s attention and compromise our operating companies’ abilities to commercialize and improve their products. This risk is especially pertinent to smoke-free products where technology continues advancing rapidly, resulting in a high volume of patents in relevant technology spaces. In a patent lawsuit adjudicated before the U.S. International Trade Commission (“ITC”), the ITC banned the importation of IQOS devices, Marlboro HeatSticks and component parts into the United States and the sale and marketing of any such products previously imported into the United States. As a result of the ITC’s decision, PM USA removed the IQOS devices, Marlboro HeatSticks and any infringing components from the marketplace. In a separate patent lawsuit brought by JUUL currently pending before the ITC, the ITC could impose similar restrictions on NJOY ACE. Any ban on the importation or sale of NJOY ACE could have a negative impact on our business, our valuation of NJOY’s assets and our plans with respect to the e-vapor category.
In certain litigation, we and our subsidiaries may face potentially significant non-monetary remedies in addition to importation bans that could have a material adverse effect on our businesses. For example, in the Federal Government’s lawsuit alleging that certain defendants, including Altria and PM USA, violated RICO and engaged in certain “sub-schemes” to defraud, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of “corrective statements.”

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
Significant federal, state and local governmental actions, including FDA regulatory actions and inaction, and various private sector actions may continue to have a material adverse impact on our operating companies’ sales volumes and our business.
We face significant governmental and private sector actions, including efforts aimed at reducing the incidence of tobacco use and seeking to hold us responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. These actions, combined with the diminishing social acceptance of smoking, have resulted in reduced cigarette industry volume, and we expect that these factors will continue to reduce cigarette consumption levels, which could have a material adverse effect on our business, results of operations, cash flows or financial position.
We cannot predict whether regulators, including the FDA, will permit the marketing or sale of any particular innovative products (including products with claims of reduced risk to adult tobacco consumers) or whether they will impose a burdensome regulatory framework on such products. In addition, the FDA could, for a variety of reasons, determine that innovative products on the market but pending FDA review of the associated PMTA (such as on! oral nicotine pouches), or those that have previously received authorization, including with a claim of reduced exposure, are not appropriate for the public health, and the FDA could require such products be taken off the market. We also cannot predict whether or to what extent the FDA will take enforcement actions against manufacturers and products that violate the law.
The actions and inaction of regulators, including the FDA, can result in competitive challenges. For example, unpredictable regulatory review periods complicate efforts to strategize and plan with respect to commercialization of a new product once its PMTA is authorized, and we cannot predict or influence the speed with which the FDA reviews PMTAs. A protracted FDA review of a PMTA with respect to our product would allow competitive products already on the market to establish market share, brand recognition and adult tobacco consumer loyalty in the absence of competition from our product. Additionally, we cannot control the order in which the FDA reviews PMTAs. The FDA could review a PMTA for a competitor’s product before it reviews a PMTA submitted by one of our operating companies with respect to a competing product notwithstanding that our operating company submitted its PMTA first. Scenarios such as these would put us at a competitive disadvantage, which could have a material adverse impact on our business, profitability and our ability to achieve our Vision.
In addition to the outcomes discussed above, actions and inaction by the FDA and other federal, state or local governments or agencies can (i) impact the adult tobacco consumer acceptability of or access to tobacco products (for example, through nicotine or constituent limits or menthol or other flavor bans), (ii) limit adult tobacco consumer choices, (iii) restrict communications to adult tobacco consumers, (iv) restrict the ability to differentiate tobacco products, (v) impose additional manufacturing, labeling or packing requirements, (vi) interrupt manufacturing or otherwise significantly increase the cost of doing business, (vii) result in increased illicit trade in tobacco products, (viii) restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments, (ix) require the recall of tobacco products due to a determination relating to product contamination or (x) otherwise require the removal of tobacco products from the marketplace (for example, due to a determination that one or more tobacco products fail to satisfy the statutory requirements for substantial equivalence, must proceed through the pre-market review process or must be removed from the marketplace for the protection of public health).
Any federal, state or local governmental action, including regulatory actions and inaction by the FDA, may have a material adverse impact on our business, results of operations, cash flows or financial position. Such action and inaction also could negatively impact adult smokers’ transition to these products, which could materially adversely affect our ability to achieve our Vision.
Tobacco products are subject to substantial taxation, and any increases in tobacco product-related taxes could have a material adverse impact on sales of our operating companies’ products.
Tobacco products are subject to substantial taxation, including excise taxes. Significant increases in taxes or fees on tobacco products (including traditional products as well as e-vapor and oral nicotine products) have been proposed or enacted and are likely to continue to be proposed or enacted within the United States at the federal, state and local levels. The frequency and magnitude of excise tax increases can be influenced by various factors, including federal and state budgets and the composition of executive and legislative bodies. Tax increases are expected to continue to have an adverse impact on sales of our operating companies’ tobacco products through lower consumption levels and the potential shift in adult tobacco consumer purchases from the premium to the non-premium or discount segments, to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. Such shifts may also have an adverse impact on the reported share performance of our tobacco products. Any increases in tobacco-related taxes or fees could have a material adverse impact on our business, results of operations, cash flows or financial position. In addition, substantial excise tax increases on e-vapor and oral nicotine products could negatively impact adult smokers’ transition to these products, which could materially adversely affect our ability to achieve our Vision.
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
The increased concern over climate change and other sustainability matters is likely to result in new or additional legal and regulatory requirements intended to reduce or mitigate environmental issues and may relate to, among other things, greenhouse gas emissions, alternative energy policy, single-use plastics and additional disclosure obligations with respect to climate change and environmental sustainability matters. This additional regulation could materially adversely affect our business, results of operations, cash flows and financial condition by increasing our compliance and manufacturing costs and negatively impacting our reputation if we are unable to, or are perceived not to, satisfy such requirements.
Capital Markets and Financing Risks
Disruption and uncertainty in the credit and capital markets could materially adversely affect our business.
Access to the credit and capital markets is important for us to satisfy our liquidity and financing needs. We typically access the commercial paper market in the second quarter to help fund payments under the Master Settlement Agreement (the “MSA”), tax obligations and shareholder dividends. Disruption and uncertainty in the credit or capital markets or high interest rates could negatively impact the availability or cost of capital and adversely affect our liquidity, cash flow, earnings and dividend rate. In addition, tighter credit markets could lead to business disruptions for our suppliers and service providers, which could, in turn, materially adversely impact our business, results of operations, cash flows and financial condition.

A downgrade or potential downgrade of our credit ratings could adversely impact our borrowing costs and access to credit and capital markets, which could materially adversely affect our financial condition.
Rating agencies routinely evaluate us, and their ratings are based on a number of factors, including our cash generating capability, levels of indebtedness, policies with respect to shareholder distributions, the impact of strategic transactions and our financial strength generally, as well as factors beyond our control, such as the state of the economy and our industry. Any downgrade or announcement that we are under review for a potential downgrade of our credit ratings, as occurred following our former investment in JUUL, especially any downgrade to below investment grade, could increase our future borrowing costs, impair our ability to access the credit and capital markets, including the commercial paper market, on terms commercially acceptable to us or at all or result in a reduction in our liquidity, requiring us to rely on more expensive types of financing. Any such outcome could have a material adverse impact on our financial condition.
We may be unable to attract investors due to increasing investor expectations of our performance relating to corporate responsibility factors.
There has been a heightened focus from investors and other stakeholders on corporate responsibility, including with respect to environmental, social and governance matters. In response, there has been an increase in third-party providers of assessments and ratings to satisfy investor demand for measurement of corporate responsibility performance, and the criteria by which these third parties measure such performance may vary or change over time. Investors may use these non-financial performance factors to guide investment strategies and, in some cases, may choose not to invest in us if their policies prevent them from investing in tobacco companies or if they believe our policies, actions or disclosures on corporate responsibility issues are inadequate. There is also increased focus, including by governmental and non-governmental organizations, investors, trade customers, consumers, our employees and other stakeholders, on sustainability matters. Despite our efforts, any failure to achieve our corporate responsibility goals, including those aimed at reducing the harm associated with our companies’ products and our underage tobacco prevention goals, could result in adverse publicity, materially adversely affect our business and reputation and impair our ability to attract and retain investors, which could have a material negative impact on the market value of our stock.
Information Technology and Data Privacy Risks
The failure of our, or our service providers’, key suppliers’ or trade customers’, information systems to function as intended, or cyber-attacks or security breaches, could have a material adverse effect on our business, reputation, results of operations, cash flows or financial position.
We rely extensively on information technology, much of which is managed by third-party service providers (such as cloud data service providers), to support a variety of business processes and activities, including: complying with regulatory, legal, financial reporting and tax requirements; engaging in marketing and e-commerce activities; managing and improving the effectiveness of our operations; researching, developing, manufacturing and distributing our products; collecting and storing sensitive data and confidential information; and communicating with employees, investors, suppliers, trade customers, adult tobacco consumers and others. Our suppliers, supply chain service providers and trade customers also rely extensively on information systems. We continue to make appropriate investments in administrative, technical and physical safeguards to protect our information systems and data from cyber-threats, including human error and malicious acts. Our safeguards include employee training, testing and auditing protocols, backup systems and business continuity plans, maintenance of security policies and procedures, monitoring of networks and systems, and third-party risk management.
From time-to-time, we and our service providers, suppliers and trade customers experience attempts to infiltrate and interrupt information systems. To date, interruptions of these information systems as a result of infiltration attempts have not had a material impact on our operations. However, because technology is increasingly complex and cyber-attacks are increasingly sophisticated and more frequent, there can be no assurance that such incidents will not have a material adverse effect on us in the future. For example, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our and our service providers’, key suppliers’ and trade customers’ cybersecurity risks. Failure of our, or our service providers’, key suppliers’ or trade customers’, information systems to function as intended, or cyber-attacks or security breaches, could result in loss of revenue, assets, personal data, intellectual property, trade secrets or other sensitive and confidential data, violation of applicable privacy and data security laws, reputational harm to the companies and their brands, operational disruptions, legal challenges and significant remediation and other costs, all of which could have a material adverse effect on our business.
Our failure, or the failure of our service providers, key suppliers or trade customers, to comply with personal data protection, privacy, artificial intelligence and information security laws could materially adversely affect our business.
We and our service providers, key suppliers and trade customers are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding personal data protection, privacy, artificial intelligence and information security. These laws and regulations may be interpreted and applied differently from country to country or, within the United States, from state to state, and can create inconsistent or conflicting requirements. Our efforts, and the efforts of our service providers, key suppliers and trade customers, to comply with these laws and regulations impose significant costs and challenges that are likely to continue to increase over time, particularly as additional jurisdictions adopt similar regulations. Failure to comply with these laws and regulations or to otherwise protect personal data from unauthorized access, use or other processing, could result in litigation, claims, legal or regulatory proceedings, inquiries or investigations, damage to our reputation, fines, penalties and business disruptions, all of which could have a material adverse effect on our business.
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
We account for our investment in ABI under the equity method of accounting. For purposes of financial reporting, the earnings from and carrying value of our investment in ABI are translated into U.S. dollars (“USD”) from various local currencies. In addition, ABI pays dividends in euros, which we convert into USD. During times of a strengthening USD against these currencies, our reported earnings from and carrying value of our investment in ABI will be reduced because these currencies will translate into fewer USD and the dividends that we receive from ABI will convert into fewer USD. Dividends and earnings from and carrying value of our investment in ABI are also subject to the risks encountered by ABI in its business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate. For example, in 2020, as a result of the uncertainty, volatility and impact of the COVID-19 pandemic on ABI’s business, ABI reduced by 50% its final 2019 dividend paid in the second quarter of 2020 and did not pay its interim 2020 dividend that would have been paid in the fourth quarter of 2020, which resulted in a reduction of cash dividends we received from ABI.
We assess the value of our investment in ABI as required by United States generally accepted accounting principles (“GAAP”). If the carrying value of our investment in ABI exceeds its fair value and any loss in value is other than temporary, we record appropriate impairment losses. In a prior period, we concluded that the fair value of our investment in ABI declined below the carrying value of our investment in ABI and that this decline in fair value was other than temporary. As a result, we recorded a non-cash, pre-tax impairment charge for that period. It is possible that we may be required to record significant impairment charges in the future and, if we do so, our net income and carrying value of our investment in ABI could be materially adversely affected.
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
Our investment in Cronos, a Canadian cannabinoid company, subjects us to various risks relating to Cronos’s business, such as legal, regulatory and reputational risks. Cronos is engaged in the cultivation, manufacture and marketing of cannabis and cannabis-derived products for the medical and adult-use markets in various international jurisdictions. Accordingly, Cronos’s operations are subject to laws, regulations and guidelines promulgated by various governmental authorities. In the United States, these laws include the Controlled Substances Act, the Civil Assets Forfeiture Reform Act (as it relates to violation of the Controlled Substances Act), all related applicable anti-money laundering laws and FDA regulations. A failure by Cronos or Altria to comply with applicable laws, including cannabis laws, could result in criminal, civil or tax liability, negative impacts on the availability and cost of capital and credit or reputational harm for Altria.

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk Management and Strategy
We rely extensively on information technology, much of which is managed by third-party service providers (such as cloud data service providers), to support a variety of business processes and activities, including: complying with regulatory, legal, financial reporting and tax requirements; engaging in marketing and e-commerce activities; managing and improving the effectiveness of our operations; researching, developing, manufacturing and distributing our products; collecting and storing sensitive data and confidential information; and communicating with employees, investors, suppliers, trade customers, adult tobacco consumers and others. Recognizing the critical importance of cybersecurity in today’s digital landscape, we are committed to safeguarding our information assets, protecting consumer data and maintaining the integrity and availability of our systems. Accordingly, we have implemented an extensive cybersecurity risk management framework designed to identify, assess, mitigate and prevent potential cybersecurity risks and to align with industry best practices and all applicable regulatory requirements. We evaluate our cybersecurity risk management framework against the National Institute of Standards and Technology’s Cybersecurity Framework, which outlines the core components and responsibilities necessary to sustain a healthy and well-balanced cybersecurity program. We also align our security standards for infrastructure configuration with the Center for Internet Security’s Benchmarks, which are prescriptive recommendations based upon the consensus of global cybersecurity experts.
Our framework is built around the following key principles: (i) risk assessment and threat intelligence; (ii) security controls; (iii) incident response; (iv) employee awareness and training; and (v) third-party risk management. We have integrated our cybersecurity framework into our broad enterprise risk management processes, which allows us to leverage our existing enterprise-wide experience in managing risk and adapting to change in the cybersecurity threat landscape.
▪Risk Assessment and Threat Intelligence: We conduct regular risk assessments to identify potential cybersecurity vulnerabilities and threats. Our Information Technology (“IT”) Risk Management function, overseen by our Chief Information Security Officer (“CISO”), leads internal self-assessments, which involve evaluating the security posture of critical systems, networks and applications as well as the potential impact of cybersecurity threats on our business operations, financial condition and reputation. IT Risk Management also conducts ongoing threat monitoring and has implemented monitoring systems, including technologies such as intrusion detection systems, security information and event management tools and threat intelligence programs.
We regularly engage third-party consulting services to conduct audits and assessments of the effectiveness of our cybersecurity controls and processes and identify areas for improvement based on developments in industry best practices. We also leverage third parties to evaluate our cybersecurity and risk management strategy, review policies and procedures to address new risks and maintain ongoing compliance with evolving legal and regulatory requirements. For example, we partner with leading global security providers to leverage various threat intelligence channels as input to monitor and tune our controls to prevent a cybersecurity attack.
▪Security Controls: We employ a layered approach to cybersecurity, implementing a range of technical and procedural controls to protect critical systems and data. These controls include (i) firewalls and intrusion detection and prevention systems to monitor and block unauthorized access attempts, detect and prevent malicious activity and safeguard network infrastructure, (ii) encryption, including secure protocols and multi-factor authentication, to protect information in transit and at rest and (iii) secure network architecture that segregates critical systems from the public internet, limiting exposure to potential threats. We also conduct regular security patching to manage emerging cyber threats.
▪Incident Response: We have established an incident response plan and playbooks, which include procedures designed to respond to and recover from cybersecurity incidents. These procedures, which our IT Risk Management function reviews on an ongoing basis both internally and with third-party consultants, provide detailed descriptions of the roles and responsibilities of key stakeholders and the procedures for communication and coordination during an incident. The procedures also provide guidelines for escalating information to senior management, our Disclosure Controls Committee, our Audit Committee, which, as discussed below, has been delegated responsibility for our Board’s cybersecurity risk oversight function, and our full Board and for providing timely public disclosure, when necessary.
To maintain incident readiness and resilience, we conduct periodic disaster recovery exercises and cybersecurity incident management exercises led by our IT Risk Management function. These exercises involve simulating various scenarios and testing our response strategies, allowing us to identify vulnerabilities, refine procedures and enhance our overall crisis management and recovery capabilities. We believe regular practice and evaluation allows us to minimize the impact of potential disruptions and safeguard our operations, data and reputation.
▪Employee Awareness and Training: We recognize that employees play a critical role in maintaining a strong cybersecurity posture. Our Information Governance Policy sets forth the requirements for employee conduct relating to company information and company-managed devices, including relevant privacy, data security and data retention policies. We believe that our Information Governance Policy is aligned with industry best practices and applicable legal and regulatory requirements. In addition to our Information Governance Policy, we conduct regular cybersecurity training programs emphasizing the importance of cybersecurity awareness. These programs address relevant cybersecurity topics, such as common cybersecurity threats, phishing awareness and best practices for safeguarding sensitive information. Employees are held accountable for completing all assigned cybersecurity programs and meeting certain performance thresholds in phishing awareness exercises, and there is a range of consequences for underperformance that includes termination.
▪Third-Party Risk Management: We acknowledge the potential cybersecurity risks inherent in our relationships with third-parties. Accordingly, we have implemented a third-party risk management program to identify and oversee such risks. This program relies on key elements including risk assessment, due diligence, contractual provisions and ongoing monitoring to identify and mitigate impacts from high-risk third-parties and of specific risks. We use security risk assessment questionnaire tools to identify high-risk third-parties, allowing us to effectively assess and mitigate potential security vulnerabilities.

Our third-party risk assessment framework evaluates the cybersecurity practices and controls of third-parties. For high-risk third-parties, we perform rigorous due diligence inquiries, reviewing documentation with respect to their security policies, incident response capabilities, data protection measures and regulatory compliance. We also review evidence of cybersecurity certifications and the results of independent audits. For high-risk third-parties with access to sensitive data or systems, we conduct more in-depth assessments. Our contracts with high-risk third-parties contain provisions related to data protection, confidentiality, incident reporting and compliance with all applicable laws and regulations. Throughout our engagements with high-risk third-parties, we maintain a monitoring program with respect to their cybersecurity posture. Leveraging tools such as security questionnaires, security ratings and external threat intelligence, we regularly review and update third-party risk assessments based on changes in the third-party’s services or practices and the risk landscape.
Governance
Our Board devotes significant time and attention to our cybersecurity and information technology risks. Our Board executes its cybersecurity risk oversight function as a whole and by delegating responsibility to our Audit Committee. Our CISO and Chief Information Officer present to our Board annually and to our Audit Committee at least twice each year on a broad range of topics, such as recent and potential cybersecurity threats and incidents across our industry, best practices and policies, emerging trends, vulnerability assessments and management’s ongoing efforts to prevent, detect and address internal and external cybersecurity threats specific to us. These briefings also include periodic third-party cybersecurity program assessments and benchmarks and updates from our cybersecurity incident management exercises. Cybersecurity risks are documented in an IT Risk Dashboard, which is shared with our Audit Committee for awareness several times each year. Our full Board also has access to these materials. Finally, we provide periodic cybersecurity training to our Audit Committee and Board to further cybersecurity awareness and risk oversight.
While our Board and Audit Committee oversee cybersecurity risk, senior management is responsible for actively managing cybersecurity risk, including by overseeing and executing the risk management strategies discussed above. Our Risk Oversight Committee, which is chaired by our Chief Compliance Officer and comprised of members of senior management, including our Chief Financial Officer, Chief Operating Officer, Chief Strategy and Growth Officer and General Counsel, oversees the management of key enterprise risks, including cybersecurity risks. Senior management reports annually to the Board with respect to our overall enterprise risk management processes. Our CISO presents to the Risk Oversight Committee quarterly to review the status of management’s key cybersecurity risk management strategies. The Risk Oversight Committee also receives the quarterly IT Risk Dashboard.
Our CISO is responsible for assessing and managing cybersecurity risks and maintaining our cybersecurity program. Our CISO has over 20 years of experience, including five years as our CISO, managing technology risks across multiple industries, including financial services, technology and manufacturing. Through strategic hiring and internal development, our CISO increases the levels of skill and experience on our IT Risk Management team to stay ahead of evolving cybersecurity threats. As of the date of this filing, 94% of our IT Risk Management team has technical industry certification, and members of the IT Risk Management team have an average of 15 years of cybersecurity experience. Our CISO currently serves as an advisor to multiple industry groups. Our cybersecurity program undergoes an annual controls effectiveness assessment and bi-annual program maturity evaluation against industry peers and consistently receives assessments indicating that it is ahead of the cybersecurity programs of our peer group.
As of the date of this filing, we are not aware of any current cybersecurity threats or cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business, results of operations or financial condition. For further discussion of the risks related to cybersecurity, see Item 1A. Risk Factors - Risks Relating to Our Business - Information Technology and Data Privacy Risks.

Item 2. Properties.
ALCS owns one property in Richmond, Virginia that serves as the headquarters facilities for Altria, PM USA, USSTC, Middleton, Helix, NJOY and certain other subsidiaries.
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

Item 3. Legal Proceedings.
The information required by this Item is included in Note 19. Contingencies to our consolidated financial statements in Item 8 (“Note 19”) and Exhibits 99.1 and 99.2 to this Form 10-K. Altria’s consolidated financial statements and accompanying notes for the year ended December 31, 2023 were filed on Form 8-K on February 1, 2024 (such consolidated financial statements and accompanying notes are also included in Item 8). The following summarizes certain developments in Altria’s litigation since the filing of the Form 8-K.
Recent Developments
▪Engle Progeny Trial Results
In Schertzer, in January 2024, the Florida Third District Court of Appeal affirmed the final judgment against PM USA and R.J. Reynolds Tobacco Company, awarding plaintiff $3 million in compensatory damages plus attorneys’ fees and no punitive damages. We intend to file post-trial motions and, if necessary, an appeal.
▪Health Care Cost Recovery Litigation
Settlements of NPM Adjustment Disputes: In February 2024, Idaho joined the multistate settlement, settling adjustment disputes through 2031 and bringing the total number of states and territories that have joined the multistate settlement to 39. As a result, PM USA will receive approximately $8 million for 2005 through 2023, $2 million of which relates to the 2021 through 2023 “transition years.” In connection with this development, PM USA recorded $8 million as a reduction in cost of sales in the first quarter of 2024.
▪IQOS Litigation
In February 2024, PMI and British American Tobacco p.l.c. agreed to settle multiple ongoing patent infringement disputes, including the patent infringement action pending before the ITC. Under the terms of the settlement agreement, the parties agreed, among other things, to request rescission of the limited exclusion order barring the importation of the IQOS System electronic device, Marlboro HeatSticks and component parts into the United States and the cease and desist order barring domestic sales, marketing and distribution of these imported products.
▪Antitrust Litigation
In February 2024, the trial court ordered that two of three direct-purchaser plaintiffs’ claims against JUUL be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement and dismissed without prejudice all three direct-purchaser plaintiffs’ claims for injunctive relief.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Performance Graph
The graph below compares the cumulative total shareholder return of our common stock for the last five years with the cumulative total return for the same period of the S&P 500 Index and the S&P Food, Beverage and Tobacco Industry Group Total Return Index. The graph assumes the investment of $100 in common stock and each of the indices as of the market close on December 31, 2018 and the reinvestment of all dividends on a quarterly basis.

Comparison of Five-Year Cumulative Total Shareholder Return
Altria
S&P Food, Beverage & Tobacco
S&P 500
250
200
150
100
50
Altria/Index Value
2018
2019
2020
2021
2022
2023
Year Ending

Date	Altria	S&P Food, Beverage & Tobacco	S&P 500
December 2018	$100.00	$100.00	$100.00
December 2019	$107.96	$124.93	$131.48
December 2020	$96.75	$131.88	$155.67
December 2021	$120.22	$153.21	$200.35
December 2022	$125.49	$167.12	$164.07
December 2023	$121.00	$159.90	$207.20
Sources: FactSet for 2020 to 2023 and Bloomberg “Total Return Analysis” calculated on a daily basis for 2019. Total return assumes reinvestment of dividends as of the ex-dividend date.
Market and Dividend Information
The principal stock exchange on which our common stock (par value $0.33 1/3 per share) is listed is the New York Stock Exchange under the trading symbol “MO”. At February 15, 2024, there were approximately 48,000 holders of record of our common stock.
We have a history of paying cash dividends, and in the first quarter of 2023, established a new progressive dividend goal targeting mid-single digits dividend per share growth annually through 2028. Future dividend payments remain subject to the discretion of our Board of Directors.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2023
In January 2023, our Board of Directors authorized a $1.0 billion share repurchase program, which we completed in December 2023.
In January 2024, our Board of Directors authorized a new $1.0 billion share repurchase program, which we expect to complete by December 31, 2024. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our share repurchase activity for each of the three months in the period ended December 31, 2023, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1- October 31, 2023	2,304,352	$42.08	2,259,063	$173,083,559
November 1- November 30, 2023	2,135,188	$40.55	2,134,183	$86,542,327
December 1- December 31, 2023	2,082,954	$41.55	2,082,954	$—
For the Quarter Ended December 31, 2023	6,522,494	$41.41	6,476,200
(1) The total number of shares purchased includes (a) shares purchased under the January 2023 share repurchase program and (b) shares withheld by Altria in an amount equal to the statutory withholding taxes for vested stock-based awards previously granted to eligible employees (which totaled 45,289 in October and 1,005 shares in November).

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the other sections of this Form 10-K, including our consolidated financial statements and related notes contained in Item 8, and the discussion of risk factors that may affect future results in Item 1A. Additionally, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in our 2022 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, which we filed with the SEC on February 27, 2023 and is incorporated by reference into this Form 10-K.
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
As we execute on our Vision, we established our 2028 Enterprise Goals (“2028 Goals”) to provide our investors with specific metrics to measure our progress. Our 2028 Goals are:
Corporate
▪Deliver a mid-single digits adjusted diluted EPS compounded annual growth rate in 2028 from a $4.84 base in 2022;
▪A progressive dividend goal targeting mid-single digits dividend per share growth annually through 2028;
▪Target a debt-to-Consolidated EBITDA ratio of approximately 2.0x;
▪Maintain our leadership position in the U.S. tobacco space; and

▪Maintain a total adjusted OCI margin of at least 60% in each year through 2028 while investing behind innovative smoke-free products.
U.S. Smoke-Free Portfolio
▪Grow U.S. smoke-free volumes by at least 35% from our 2022 base of 800 million units by 2028; and
▪Approximately double our U.S. smoke-free net revenues to $5 billion by 2028 from our 2022 base, with $2 billion sourced from innovative smoke-free products.
Long-Term Growth
▪Compete internationally in the top innovative oral tobacco markets and develop a pathway to participate in heated tobacco and e-vapor markets; and
▪Enter non-nicotine categories with broad commercial distribution of at least five products by 2028.
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
In smoke-free products, we own USSTC, the leading global MST manufacturer, Helix, a leading manufacturer of oral nicotine pouches and NJOY, currently the only e-vapor manufacturer with market authorizations from the FDA for a pod-based e-vapor product. Additionally, we have a majority-owned joint venture, Horizon, for the U.S. marketing and commercialization of HTS products and, through a separate agreement, we have the exclusive U.S. commercialization rights to the IQOS System and Marlboro HeatSticks through April 2024. As of this filing, there are no products in the U.S. marketplace from the joint venture or exclusive rights agreement.
On June 1, 2023, we acquired NJOY Holdings. For further details, see Note 3. Acquisition of NJOY to our consolidated financial statements in Item 8 (“Note 3”).
In March 2023, we entered into the Stock Transfer Agreement and, in exchange, we received a non-exclusive, irrevocable global license to certain of JUUL’s heated tobacco intellectual property.
The brand portfolios of our operating companies include Marlboro, Black & Mild, Copenhagen, Skoal, on! and NJOY. Trademarks related to Altria referenced in this Form 10-K are the property of Altria or our subsidiaries or are used with permission.
Our investments in equity securities include ABI, the world’s largest brewer, and Cronos, a leading Canadian cannabinoid company.
For a description of Altria, see Item 1. Business of this Form 10-K (“Item 1”).
Trends and Developments
In this MD&A section, we discuss factors that have impacted our business as of the date of this Form 10-K. In addition, we are aware of and address, in this section and other MD&A sections, certain trends and developments that could, individually or in the aggregate, have a material impact on our business, including the value of our investments in equity securities, in the future. We focus in this Trends and Developments section on the cumulative effects of inflation, geopolitical events, recent regulatory actions, supply chain disruptions and illegal flavored disposable e-vapor products and their effects or potential effects on our business, including impacts on adult tobacco consumers and their purchasing behaviors.
We continue to monitor the evolving macroeconomic and geopolitical landscapes. While the annual rate of inflation declined during 2023, inflation remains above the Federal Reserve’s target of 2%, which is a key benchmark for the Federal Reserve in determining the timing and magnitude of changes to the federal funds rate. We continue to observe discretionary income pressures on adult tobacco consumers as a result of the cumulative effects of inflation and higher consumer debt levels. During 2023, cigarette retail share for the industry discount segment increased year-over-year. We will continue to monitor the effect of these dynamics on adult tobacco consumer purchase behaviors, including overall tobacco product expenditures, mix between premium and discount brand purchases and adoption of smoke-free products. We expect discretionary income pressures to continue to influence adult tobacco consumers’ purchase behaviors in 2024. Inflation also has a direct and adverse impact on our direct and indirect costs.
In the e-vapor category, illegal flavored disposable product usage increased in 2023 and currently comprises over 50% of the e-vapor category. The primary impacts of this trend have been an increase in the rate of cross-category movement among adult cigarette smokers, contributing to higher than expected domestic cigarette industry volume declines as well as declines in pod-based product volume within the e-vapor category.
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
Volatility in domestic and global economies and disruptions in the supply and distribution chains are expected to continue in 2024, resulting from several factors, including supply and demand imbalances across many commodity sectors, raw materials availability and geopolitical events. We continue to work to mitigate the potential negative impacts of these macroeconomic and geopolitical dynamics on our businesses through, among other actions, proactive engagement with current and potential suppliers and distributors, the development of alternative sourcing strategies, entry into long-term supply contracts and prudent oversight of our liquidity.
See Operating Results by Business Segment - Business Environment for additional information on the trends and developments discussed above.
ABI’s business has been and continues to be impacted by foreign exchange rate fluctuations, inflation and commodity cost headwinds. We will continue to monitor these conditions and other factors as they could affect our equity earnings and dividends that we receive from ABI and the fair value of our investment in ABI.
See Note 7 for additional information on our investments in equity securities.
The trends and developments discussed above have not had a material adverse impact on our consolidated financial statements, but we continue to monitor these trends and developments and potential financial impacts. Additionally, we do not believe that these trends and developments have materially impacted our ability to achieve our Vision. As the trends and developments discussed above evolve and new ones emerge, we will continue to evaluate the potential impacts on our business, investments and Vision.

Consolidated Results of Operations
The changes in net earnings and diluted EPS for the year ended December 31, 2023, from the year ended December 31, 2022, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the year ended December 31, 2022	$5,764	$3.19
2022 NPM Adjustment Items	(51)	(0.03)
2022 Acquisition, disposition and integration-related items	9	—
2022 Tobacco and health and certain other litigation items	98	0.05
2022 JUUL changes in fair value	1,455	0.81
2022 ABI-related special items	2,010	1.12
2022 Cronos-related special items	186	0.10
2022 Income tax items	(729)	(0.40)
Subtotal 2022 special items	2,978	1.65
2023 NPM Adjustment Items	38	0.02
2023 Acquisition, disposition and integration-related items	(26)	(0.01)
2023 Tobacco and health and certain other litigation items	(323)	(0.18)
2023 Loss on disposition of JUUL equity securities	(250)	(0.14)
2023 ABI-related special items	(70)	(0.03)
2023 Cronos-related special items	(29)	(0.02)
2023 Income tax items	(32)	(0.02)
Subtotal 2023 special items	(692)	(0.38)
Fewer shares outstanding	—	0.07
Change in tax rate	33	0.02
Operations	47	0.02
For the year ended December 31, 2023	$8,130	$4.57

2023 Reported Net Earnings	$8,130	$4.57
2022 Reported Net Earnings	$5,764	$3.19
% Change	41.0%	43.3%

2023 Adjusted Net Earnings and Adjusted Diluted EPS	$8,822	$4.95
2022 Adjusted Net Earnings and Adjusted Diluted EPS	$8,742	$4.84
% Change	0.9%	2.3%
For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted earnings and adjusted diluted EPS, see the Consolidated Operating Results section below.
▪Fewer Shares Outstanding: Fewer shares outstanding were due to shares we repurchased under our share repurchase programs.
▪Operations: The increase of $47 million in operations (which excludes the impact of special items shown in the table above) was due primarily to:
▪higher income from our investments in equity securities, net;
▪higher OCI; and
▪lower interest and other debt expense, net;
partially offset by:
▪lower net periodic benefit income; and
▪higher amortization of intangible assets (due primarily to the NJOY Transaction).
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.

Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. However, our management also reviews certain financial results, including OCI, OCI margins, net earnings and diluted EPS, on an adjusted basis, which excludes certain income and expense items that our management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, asset impairment charges, acquisition, disposition and integration-related items, equity investment-related special items (including any changes in fair value of our former equity investment in JUUL recorded at fair value), certain income tax items, charges associated with tobacco and health and certain other litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the MSA (“NPM Adjustment Items”). In addition, our management reviews the ratio of debt-to-Consolidated EBITDA, which we use as a factor to determine our ability to access the capital markets and make investments in pursuit of our Vision. Consolidated EBITDA is calculated in accordance with our credit agreement (defined below in Liquidity and Capital Resources) and includes certain adjustments. Our management does not view any of these special items to be part of our underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results. Our management also reviews income tax rates on an adjusted basis, which may exclude certain income tax items from our reported effective tax rate.
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
For further discussion, see Note 4. Revenues from Contracts with Customers to our consolidated financial statements in Item 8.
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
Goodwill by reporting unit and indefinite-lived intangible assets at December 31, 2023 were as follows:

(in millions)	Goodwill	Indefinite-Lived Intangible Assets
Cigarettes	$22	$2
MST and snus products	5,023	8,801
Cigars	77	2,640
Oral nicotine pouches	55	—
E-vapor	1,614	—
Total	$6,791	$11,443
During 2023, we completed our annual impairment test of goodwill and indefinite-lived intangible assets performed as of October 1, 2023 and the results of this testing were as follows:
▪no impairment charges were recorded;
▪the estimated fair values of the cigarettes, MST and snus products, cigars and oral nicotine pouches reporting units, and the indefinite-lived intangible assets within these reporting units substantially exceeded their carrying values, with the exception of the Skoal trademark within the MST and snus products reporting unit. At December 31, 2023, the estimated fair value of the Skoal trademark exceeded its carrying value of $3.9 billion by approximately 6% ($0.2 billion). MST products, including Skoal, have continued to be negatively impacted due in part to evolving adult tobacco consumer preferences, which has resulted in consumers increasingly moving across tobacco categories. The accelerated growth of innovative tobacco products, including oral nicotine pouches, and the related increase in competitive activity among tobacco categories in 2023 continued to contribute to reductions in sales volumes for MST products, including Skoal. We believe if there is further acceleration in the decline in sales volume for Skoal that results in material revenue declines, there may be a material adverse effect on the significant assumptions used in performing our valuation, including volume, revenue, income, perpetual growth rate and discount rate. A hypothetical 1% increase to the discount rate used, our most sensitive assumption, would have resulted in an impairment charge to the Skoal intangible asset of approximately $150 million during 2023. These adverse effects, including if Skoal’s actual revenue and income or long-term outlook are significantly different from forecasted performance used to estimate the fair value or if the discount rate used to estimate the fair value increases, could result in a material non-cash impairment of our Skoal trademark in future periods, which could have a material adverse effect on our consolidated financial statements; and
▪as a result of the recent acquisition of NJOY, the fair value of the e-vapor reporting unit approximates its carrying value. However, we performed a qualitative impairment assessment and concluded that it was more likely than not that the fair value of the e-vapor reporting unit exceeded its carrying value.
During 2022, our quantitative annual impairment test of goodwill and indefinite-lived intangible assets resulted in no impairment charges.
In 2023, we elected to perform a qualitative assessment for certain of our reporting units and indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more likely than not that the fair values of our reporting units were below carrying value. For certain of our other reporting units and indefinite-lived intangible assets, we elected to unconditionally bypass the qualitative assessment and perform a single step quantitative assessment. We used an income approach to estimate the fair values of our reporting units and indefinite-lived intangible assets. The income approach reflects the discounting of expected future cash flows to their present value at a rate of return that incorporates the risk-

free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. The weighted-average discount rate used in performing the valuations was 10.7%.
In performing the 2023 discounted cash flow analysis, we made various judgments, estimates and assumptions, the most significant of which were volume, revenue, income, operating margins, perpetual growth rates and discount rates. The analysis incorporated assumptions used in our long-term financial forecast, which is used by our management to evaluate business and financial performance, including allocating resources and evaluating results relative to setting employee compensation targets. The assumptions incorporated the highest and best use of our indefinite-lived intangible assets and also included perpetual growth rates for periods beyond the long-term financial forecast. The perpetual growth rates used in performing the valuations ranged from 1% to 2%. Fair value calculations are sensitive to changes in these estimates and assumptions, some of which relate to broader macroeconomic conditions outside of our control.
Although our discounted cash flow analysis is based on assumptions that are considered reasonable and based on the best available information at the time that the discounted cash flow analysis is developed, there is significant judgment used in determining future cash flows. The following factors have the most potential to impact our assumptions and thus the expected future cash flows and, therefore, our impairment conclusions: general macroeconomic conditions; governmental actions, including FDA regulatory actions and inaction; changes in category growth (decline) rates as a result of changing adult tobacco consumer preferences; success of planned new product expansions; competitive activity; unfavorable outcomes with respect to litigation proceedings, including actions brought against us alleging patent infringement; and income and excise taxes. For further discussion of these factors, see Operating Results by Business Segment - Business Environment below.
While our management believes that the estimated fair values of each reporting unit and indefinite-lived intangible asset at December 31, 2023 are reasonable, actual performance in the short-term or long-term could be significantly different from forecasted performance, which could result in impairment charges in future periods.
For further discussion of goodwill and other intangible assets, see Note 6.
▪Investments in Equity Securities: At the end of each reporting period, we review our equity investments accounted for under the equity method of accounting (ABI and Cronos) for impairment by comparing the fair value of each of our investments to their carrying value. If the carrying value of an investment exceeds its fair value and the loss in value is other than temporary, we consider the investment impaired, reduce its carrying value to its fair value and record the impairment in the period identified. We use certain factors to make this determination, including (i) the duration and magnitude of the fair value decline, (ii) the financial condition and near-term prospects of the investee and (iii) our intent and ability to hold our investment until recovery to its carrying value.
For further discussion of our investments in equity securities, see Note 7.
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
▪Contingencies: As discussed in Note 19 and Item 3. Legal Proceedings of this Form 10-K (“Item 3”), legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against Altria and our subsidiaries, including PM USA, as well as their respective indemnitees. In 1998, PM USA and certain other tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other U.S. tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, “State Settlement Agreements”). PM USA’s portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers’ domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Our subsidiaries account for the cost of the State Settlement Agreements and FDA user fees as a component of cost of sales. Our subsidiaries recorded approximately $4.0 billion and $4.2 billion of charges to cost of sales for the years ended December 31, 2023 and 2022, respectively, in connection with the State Settlement Agreements and FDA user fees.
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
Due to changes in market factors, our discount rate assumptions for our pension and postretirement plans obligations decreased to 5.3% and 5.2%, respectively, at December 31, 2023 from 5.6% for these plans at December 31, 2022. We presently anticipate net pre-tax pension and postretirement income of approximately $50 million in 2024 versus net pre-tax income of $73 million in 2023. This decrease is due primarily to: (i) lower expected income on plan assets; and (ii) higher amortization of net unrecognized losses in 2024; partially offset by (iii) lower discount rates resulting in lower interest costs. Assuming no change to the shape of the yield curve, a 50 basis point decrease (increase) in our discount rates would increase (decrease) our pension and postretirement expense by approximately $10 million. Similarly, a 50 basis point decrease (increase) in the expected return on plan assets would increase (decrease) our pension and postretirement expense by approximately $40 million.
For additional information see Note 17. Benefit Plans to our consolidated financial statements in Item 8 (“Note 17”).
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
We recognized income tax benefits and charges in the consolidated statements of earnings during 2023 and 2022 as a result of various tax events.
For additional information on income taxes, see Note 15. Income Taxes to our consolidated financial statements in Item 8 (“Note 15”).

Consolidated Operating Results

	For the Years Ended December 31,
(in millions)	2023	2022
Net Revenues:
Smokeable products	$21,756	$22,476
Oral tobacco products	2,667	2,580
All other	60	40
Net revenues	$24,483	$25,096
Excise Taxes on Products:
Smokeable products	$3,869	$4,289
Oral tobacco products	112	119
Excise taxes on products	$3,981	$4,408
Operating Income:
OCI:
Smokeable products	$10,670	$10,688
Oral tobacco products	1,722	1,632
All other	(74)	(36)
Amortization of intangibles	(128)	(73)
General corporate expenses	(643)	(292)
Operating income	$11,547	$11,919
As discussed further in Note 16, our CODM reviews OCI, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate the performance of, and allocate resources to, our segments. Our management believes it is appropriate to disclose this measure to help investors analyze our business performance and trends.
The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the years ended December 31:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2023 Reported	$10,928	$2,798	$8,130	$4.57
NPM Adjustment Items	(50)	(12)	(38)	(0.02)
Acquisition, disposition and integration-related items	35	9	26	0.01
Tobacco and health and certain other litigation items	430	107	323	0.18
Loss on disposition of JUUL equity securities	250	—	250	0.14
ABI-related special items	89	19	70	0.03
Cronos-related special items	29	—	29	0.02
Income tax items	—	(32)	32	0.02
2023 Adjusted for Special Items	$11,711	$2,889	$8,822	$4.95

2022 Reported	$7,389	$1,625	$5,764	$3.19
NPM Adjustment Items	(68)	(17)	(51)	(0.03)
Acquisition, disposition and integration-related items	11	2	9	—
Tobacco and health and certain other litigation items	131	33	98	0.05
JUUL changes in fair value	1,455	—	1,455	0.81
ABI-related special items	2,544	534	2,010	1.12
Cronos-related special items	186	—	186	0.10
Income tax items	—	729	(729)	(0.40)
2022 Adjusted for Special Items	$11,648	$2,906	$8,742	$4.84

The following special items affected the comparability of statements of earnings amounts.
▪NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation in Note 19 and NPM Adjustment Items in Note 16, respectively.
▪Acquisition, Disposition and Integration-Related Items: For a discussion of acquisition and integration-related costs and disposition-related interest income for the year ended December 31, 2023, see Note 3 and Note 6, respectively.
▪Tobacco and Health and Certain Other Litigation Items: For a discussion of tobacco and health and certain other litigation items and a breakdown of these costs by segment, see Note 19 and Tobacco and Health and Certain Other Litigation Items in Note 16, respectively.
▪Loss on Disposition and Changes in Fair Value of JUUL Equity Securities: We recorded a non-cash, pre-tax loss of $250 million related to the disposition of our former investment in JUUL for the year ended December 31, 2023 as (income) losses from investments in equity securities in our consolidated statement of earnings.
We recorded non-cash, pre-tax unrealized losses of $1,455 million for the year ended December 31, 2022, as (income) losses from investments in equity securities in our consolidated statement of earnings as a result of decreases in the estimated fair value of our former investment in JUUL.
We recorded corresponding adjustments to the JUUL tax valuation allowance in 2023 and 2022.
For further discussion, see Note 7 and Note 15.
▪ABI-Related Special Items: We recorded net pre-tax losses of $89 million from our equity investment in ABI for the year ended December 31, 2023, consisting primarily of mark-to-market losses on certain ABI financial instruments associated with its share commitments and a loss on ABI’s sale of certain brands and associated assets in the United States.
We recorded net pre-tax losses of $2,544 million from our equity investment in ABI for the year ended December 31, 2022, substantially all of which related to our non-cash impairment of our equity investment in ABI. For further discussion, see Note 7.
The ABI-related special items include our respective share of the amounts recorded by ABI and additional adjustments related to (i) the conversion of ABI-related special items from international financial reporting standards to GAAP and (ii) adjustments to our investment required under the equity method of accounting.
▪Cronos-Related Special Items: We recorded net pre-tax expense for the years ended December 31, 2023 and 2022, consisting of the following:

(in millions)	2023	2022
Loss on Cronos-related financial instruments	$—	$15
(Income) losses from investments in equity securities (1)	29	171
Total Cronos-related special items - (income) expense	$29	$186
(1) Amounts include our share of special items recorded by Cronos and additional adjustments, if required under the equity method of accounting, related to our investment in Cronos including our $107 million non-cash pre-tax impairment of our investment in Cronos in 2022.
We recorded corresponding adjustments to the Cronos tax valuation allowance in 2023 and 2022 relating to the special items.
For further discussion, see Note 7 and Note 15.
▪Income Tax Items: We recorded expense of $32 million for income tax items for the year ended December 31, 2023, due primarily to tax expense associated with a tax basis adjustment related to our investment in ABI.
We recorded income of $729 million for income tax items for the year ended December 31, 2022, due primarily to tax benefits associated with the release of valuation allowances on deferred tax assets related to a portion of our former investment in JUUL and our Cronos warrant (which we irrevocably abandoned in 2022) due to the anticipated ability to utilize these losses. For further discussion, see Note 15.
2023 Compared with 2022
Net revenues, which include excise taxes billed to customers, decreased $613 million (2.4%), due primarily to lower net revenues in the smokeable products segment, partially offset by higher net revenues in the oral tobacco products segment.
Cost of sales decreased $224 million (3.5%), due primarily to lower shipment volume in our smokeable products segment, partially offset by higher per unit settlement charges, higher manufacturing costs and lower NPM Adjustment Items in our smokeable products segment.
Excise taxes on products decreased $427 million (9.7%), due primarily to lower shipment volume in our smokeable products segment.

Marketing, administration and research costs increased $410 million (17.6%), due primarily to higher general corporate expenses, which included charges related to agreements in 2023 to resolve certain JUUL-related litigation and shareholder derivative lawsuits as discussed in Note 19, and acquisition-related costs and higher amortization of intangible assets both associated with the NJOY Transaction.
Operating income decreased $372 million (3.1%), due primarily to higher general corporate expenses and higher amortization of intangible assets, partially offset by higher operating results in our oral tobacco products segment.
Interest and other debt expense, net decreased $69 million (6.5%), due primarily to higher interest income including higher rates, the sale of the IQOS System commercialization rights and favorable NPM Adjustment Items and lower interest expense due to net changes in debt, partially offset by 2023 interest expense and fees for the term loan facility associated with the NJOY Transaction. For additional information related to the term loan facility and the sale of the IQOS System, see Liquidity and Capital Resources.
Net periodic benefit income, excluding service cost, decreased by $57 million (31.0%), due to higher discount rates resulting in higher interest costs and lower estimated return on assets due to lower fair value of plan assets at December 31, 2022, partially offset by lower amortization of net unrecognized losses in 2023. For additional information, see Note 17.
(Income) losses from investments in equity securities, which were favorable $3,884 million (100%+), were positively impacted by favorable results from our equity investment in ABI (due primarily to our non-cash impairment of our investment in ABI in 2022), lower charges related to our former investment in JUUL equity securities and lower losses from our Cronos-related special items.
Provision for income taxes increased $1,173 million (72.2%), due primarily to lower pre-tax earnings in 2022 associated with our non-cash impairment of our investment in ABI and the release of valuation allowances in 2022 on deferred tax assets related to a portion of our former investment in JUUL.
Reported net earnings of $8,130 million increased $2,366 million (41.0%), due primarily to favorable results from our investments in equity securities and lower interest and other debt expense, net, partially offset by lower operating income, unfavorable income tax items and lower net periodic benefit income. Reported basic and diluted EPS of $4.57, each increased by 43.3%, due to higher reported net earnings and fewer shares outstanding.
Adjusted net earnings of $8,822 million increased $80 million (0.9%), due primarily to higher income from our investments in equity securities, higher OCI, lower adjusted tax rate and lower interest and other debt expense, net, partially offset by lower net periodic benefit income and higher amortization. Adjusted diluted EPS of $4.95 increased by 2.3%, due to higher adjusted net earnings and fewer shares outstanding.
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
▪the highly competitive nature of all tobacco categories, including competitive disadvantages related to the impact on cigarette prices due to the settlement of certain healthcare cost recovery litigation and the proliferation of innovative tobacco products, such as e-vapor and oral nicotine pouch products;
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
For the fourth quarter of 2023, we estimate that, when adjusted for trade inventory movements, calendar differences and other factors, domestic cigarette industry volume declined by 8% versus the fourth quarter of 2022 and over the last 12 months. We believe these declines primarily are attributable to the historic secular rate of decline, the growth of illegal flavored disposable e-vapor products and continued macroeconomic pressures on adult tobacco consumers. We continue to estimate that the growth of illegal flavored disposable e-vapor products, which we discuss in more detail below, contributed to cigarette industry volume declines in a range of 1.5% to 2.5% over the last 12 months. By design, these illegal flavored disposable e-vapor products are largely distributed through non-traditional, untracked retail channels, and this is a trend we will continue to carefully monitor.
The macroeconomic pressures on adult tobacco consumers and seasonal trends in the discount segment influenced discount share performance. For the fourth quarter of 2023, the discount share of the cigarette category was 28.6%, an increase of 0.4 share points sequentially versus the third quarter of 2023 and an increase of 0.9 share points versus the fourth quarter of 2022. For the full year 2023, the discount segment share of the cigarette category grew to 28.3%, an increase of 1.4 share points versus the full year 2022.
Marlboro share was 42.2% in the fourth quarter of 2023, reflecting a decrease of 0.1 share point as compared to the third quarter of 2023 and unchanged from the fourth quarter of 2022. For the full year 2023, Marlboro share was 42.1%, a decrease of 0.4 share points compared to the full year 2022. Marlboro continued to increase share in the premium segment of the industry to 59.2% in the fourth quarter of 2023, an increase of 0.3 share points versus the third quarter of 2023 and an increase of 0.8 share points versus the fourth quarter of 2022.
We expect cigarette industry volume trends for 2024 to be most influenced by (i) continued macroeconomic and discretionary income pressures for adult tobacco consumers (including inflation, gasoline prices and unemployment levels), (ii) cross-category movement, including to illegal e-vapor products, and (iii) regulatory and legislative (including excise tax) developments.
The U.S. nicotine pouch category continued to grow significantly throughout the fourth quarter of 2023 to 35.9% of the U.S. oral tobacco category, an increase of 11.8 share points versus the fourth quarter of 2022. on! maintained year over year share momentum through the full year 2023 to achieve 6.8% of the total oral tobacco category, an increase of 1.8 share points versus the full year 2022. For the fourth quarter of 2023, on! share was 6.9% of the total oral tobacco category, an increase of 1.1 share points when compared to the fourth quarter of 2022 and unchanged sequentially. Oral nicotine pouch growth primarily has sourced from adult smokeless tobacco and cigarette consumers, negatively impacting smokeless and cigarette product volumes. For the fourth quarter 2023, the traditional smokeless category (including MST and Snus) share of the total oral tobacco category declined to 64.1%, down 11.8 share points versus the fourth quarter of 2022. Copenhagen had an oral tobacco category share of 21.7% for the fourth quarter of 2023, a decrease of 4.5 share points when compared to the fourth quarter of 2022.
The e-vapor category grew approximately 35% in 2023, driven by illicit flavored disposable products, which currently represent over 50% of the e-vapor category. Pod-based products represent between 15% and 20% of the category and declined approximately 15% in 2023 versus 2022. For the fourth quarter of 2023, reported shipment volume of NJOY ACE was approximately 10.4 million pods. By December 2023, NJOY ACE distribution grew to approximately 75,000 stores, and NJOY ACE is currently distributed in the top 25 convenience store chains by e-vapor volume. The NJOY share of the e-vapor category reached 3.7% in the fourth quarter of 2023, an increase of 0.3 share points sequentially.
Despite improving macroeconomic conditions, discretionary income pressures persisted for adult tobacco consumers through the fourth quarter of 2023 due to the cumulative effect of inflation and pressure on discretionary income. In January 2023, the consumer price index (“CPI”) was 6.4%, seasonally unadjusted, significantly below the prior year peak of 9.1% in June 2022 but exceeding the Federal

Reserve’s target of 2%. In total, between 2022 and 2023, the Federal Reserve took 11 consecutive rate increases to move interest rates to a range of 5.25% to 5.5% by July 2023. In response to rising interest rates through the year, inflation continued to ease sequentially to a December 2023 rate of 3.4%. Despite recent CPI declines, tobacco product price increases over time have continued to act as a headwind for adult tobacco consumers. Similar to inflation trends, gas prices throughout 2023 were much lower than 2022. However, they remained consistently above $3.00 month over month. The average gas price for 2023 was $3.52 per gallon, a decrease of $0.44 compared to the previous year. Gas prices peaked leading into August to $3.84, then started to decrease, reaching the lowest levels in over two years to $3.13 by December 2023. In addition, low unemployment and stable wage inflation continued through 2023.
We continue to monitor changing conditions within the tobacco business environment and impacts on our business. For example, we monitor changes in macroeconomic conditions that increase discretionary income pressures on adult tobacco consumers, which can impact domestic cigarette industry volume decline and discount segment share growth and reduce purchases at retail. We are also monitoring growth of illegal flavored disposable e-vapor products and the related negative impact on domestic cigarette and e-vapor industry volumes. In addition, the growth of the nicotine pouch category has reduced the size of the MST category and could impact the carrying value of our assets such as our tobacco product trademarks. Changes in these and other conditions could have a material adverse effect on our business, results of operations, cash flows or financial position.
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
Effective April 2022, the U.S. Congress expanded the statutory definition of tobacco products to include products containing nicotine derived from any source, including synthetic nicotine. See Pre-Market Review Pathways for Tobacco Products and Market Authorization Enforcement below for additional information on the effects of the statutory change.
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
▪Rulemaking and Guidance: From time to time, the FDA issues proposed regulations and guidance, which may be issued in draft or final form, that generally involve public comment and may include scientific review. The FDA also may request comments on broad topics through an Advanced Notice of Proposed Rulemaking (“ANPRM”). We actively engage with the FDA to develop and implement the FSPTCA’s regulatory framework, including submission of comments to various FDA policies and proposals and participation in public hearings and engagement sessions.
The FDA’s implementation of the FSPTCA and related regulations and guidance also may have an impact on enforcement efforts by states, territories and localities of their laws and regulations as well as of the State Settlement Agreements (see State Settlement Agreements below).  Such enforcement efforts may adversely affect our operating companies’ ability to market and sell tobacco products in those states, territories and localities.
▪FDA’s Five-Year Strategic Plan for Tobacco and Nicotine Regulation: In December 2023, in response to the Reagan-Udall Foundation’s report of its operational evaluation of the FDA’s Center for Tobacco Products, the FDA released its five-year strategic plan to address concerns raised by the report. The Reagan-Udall Report urged the FDA to clearly define product pathways, accelerate PMTA decision-making, address the need for health risk communications to tobacco consumers and take enforcement actions against manufacturers and products that violate the law.
The FDA’s five-year strategic plan lists five goals:
▪develop, advance and communicate comprehensive and impactful tobacco regulations and guidance;
▪ensure timely, clear and consistent product application review;
▪strengthen compliance of regulated industry using all available tools, including robust enforcement actions;
▪enhance knowledge and understanding of the risks associated with tobacco product use; and
▪advance operational excellence.
Although the FDA, in conjunction with other federal entities, has increased enforcement activity, prior insufficient enforcement actions against certain product categories that violate the law, including disposable and flavored e-vapor products and products targeted to minors, allowed such products to proliferate on the market. In addition, the FDA’s failure to clearly define product pathways and accelerate PMTA decision making has resulted in a market with few authorized smoke-free products available to adult tobacco consumers.
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
Helix submitted PMTAs for on! oral nicotine pouches in May 2020. As of February 23, 2024, the FDA has not issued marketing order decisions for any on! products. In addition, as of February 23, 2024, Middleton has received market orders or exemptions that cover over 99% of its cigar product volume.
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
In September 2021, in connection with a patent dispute, the ITC issued a cease and desist order, effective as of November 29, 2021, banning (i) the importation of the IQOS devices, Marlboro HeatSticks and infringing components into the United States and (ii) the sale, marketing and distribution of such imported products in the United States. As a result, PM USA removed the products from the marketplace. For a further discussion of the ITC decision, see Note 19. In October 2022, we agreed to assign the exclusive U.S. commercialization rights to the IQOS System to PMI effective April 2024 in exchange for a total cash payment of approximately $2.7 billion (plus interest). The U.S. government has asserted that the agreement to assign those rights required district court approval and was subject to PMI becoming bound by a court-ordered injunction against engaging in certain conduct and requiring the communication of corrective statements. The issue has yet to be litigated before the district court.

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
In June 2023, we completed our acquisition of NJOY Holdings, the parent of NJOY. As a result of the acquisition, NJOY became a wholly owned subsidiary of Altria, and we gained full global ownership of NJOY’s e-vapor product portfolio, including NJOY ACE, currently the only pod-based e-vapor product with market authorizations from the FDA, and NJOY DAILY, which also has a market authorization. In March 2020, NJOY submitted PMTAs to the FDA with respect to two NJOY ACE menthol products and two NJOY DAILY menthol products, all four of which remain pending. The FDA issued marketing denial orders (“MDOs”) for four NJOY ACE and four NJOY DAILY flavored products. NJOY filed for a supervisory review by the FDA of the marketing denial orders for the NJOY ACE and NJOY DAILY flavored products, all of which are pending.
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
▪Underage Access and Use of Certain Tobacco Products: The FDA announced regulatory actions in September 2018 to address underage access and use of e-vapor products. We have engaged with the FDA on this topic and have reaffirmed to the FDA our ongoing and long-standing commitment to preventing underage use. For example, we advocated raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels to further address underage use, which is now federal law. We continue to advocate in states that have not yet raised the minimum legal age to purchase all tobacco products to 21. See Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products below for further discussion.
Additionally, the FDA issued final guidance in April 2020, stating that it intended to prioritize enforcement action against certain product categories, including pod-based, flavored e-vapor products and products targeted to minors. More recently, the FDA has taken limited enforcement action aimed at manufacturers and retailers of certain disposable flavored electronic nicotine delivery system products. However, despite recent increases in enforcement activity, the FDA’s lack of sufficient enforcement actions against product categories that violate the law, including disposable and flavored e-vapor products and products targeted to minors, have allowed such products to proliferate on the market.
▪Electronic Nicotine Delivery System Products: As of February 23, 2024, many manufacturers of menthol and other flavored e-vapor products have received MDOs for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefit of their products to adult smokers overcomes the risk that their products pose to youth. The FDA has communicated in these MDOs that vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of Public Health” standard and that successful applications require strong, product-specific evidence. A number of these manufacturers are challenging the MDOs for their products. In January 2024, the U.S. Court of Appeals for the Fifth Circuit ruled that the FDA processes and procedures for addressing e-vapor PMTAs violated federal law and that, among other things, the FDA had failed to give applicants fair notice of, and repeatedly changed positions with respect to, the information required to obtain a PMTA. The court decided the case en banc, with all judges on the court hearing the case. Other U.S. Courts of Appeal have upheld adverse FDA determinations, and there are pending requests that the U.S. Supreme Court review these decisions.
▪Potential Product Standards
▪Nicotine in Cigarettes and Other Combustible Tobacco Products: In March 2018, the FDA issued an ANPRM seeking comments on the potential public health benefits and any possible adverse effects of lowering nicotine in combustible cigarettes to non-addictive or minimally addictive levels. Among other issues, the FDA sought comments on (i) whether smokers would compensate by smoking more cigarettes to obtain the same level of nicotine as with their current product and (ii) whether the proposed rule would create an illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. The FDA also sought comments on whether a nicotine product standard should apply to other combustible tobacco products, including cigars. In December 2023, the Biden Administration published its Fall 2023 Unified Regulatory Agenda, which includes the FDA’s plans to propose, by April 2024, a product standard that would establish a maximum nicotine level in cigarettes and other combustible tobacco products. Any proposed product standard would proceed through the rulemaking process, which we believe will take multiple years to complete.
▪Flavors in Tobacco Products: In April 2022, the FDA issued two proposed product standards: (i) banning menthol in cigarettes and (ii) banning all characterizing flavors (including menthol) in cigars. The Biden Administration’s Fall 2023 Unified Regulatory Agenda includes the FDA’s plans to complete rulemaking with respect to these proposed product standards by March 2024. The FDA has not completed rulemaking with respect to either proposed product standard, but in October 2023 submitted the two proposed product standards to the White House Office of Management and Budget for review. We submitted comments during the notice-and-comment period and plan to continue engaging with the FDA through the rulemaking process. The FDA could propose an additional product standard for flavors in innovative tobacco products, including e-vapor products and oral nicotine products.
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
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and February 23, 2024, the weighted-average state cigarette excise tax increased from $0.36 to $1.90 per pack. Only one state, New York, enacted new legislation increasing excise taxes in 2023. As of February 23, 2024, no states have enacted excise tax increases in 2024. However, various increases are under consideration or have been proposed.
A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. We support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of February 23, 2024, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST. North Carolina has passed legislation that will cause the state to adopt a weight-based tax methodology for MST in July 2025.
An increasing number of states and localities also are imposing excise taxes on e-vapor products and oral nicotine pouches. As of February 23, 2024, 33 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 11 states and the District of Columbia have enacted legislation to tax oral nicotine pouches.
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
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of February 23, 2024, 182 countries, as well as the European Union, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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

State Settlement Agreements
As discussed in Note 19, during 1997 and 1998, PM USA and other major domestic cigarette manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. Increases in inflation can increase our financial liability under the State Settlement Agreements. The State Settlement Agreements’ inflation calculations require us to apply the higher of 3% or the U.S. Bureau of Labor Statistics’ Consumer Price Index for All Urban Consumers (“CPI-U”) percentage rate as published in January of each year. As of December 2023, the inflation calculation was approximately 3.4% based on the latest CPI-U data; however, the increase in the annual payments did not have a material impact on our financial position. We believe that inflation will continue at increased levels in 2024, but do not expect the corresponding increase in annual payments to result in a material financial impact. However, we will continue to monitor the impact of increased inflation on the macroeconomic environment and our businesses.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings, (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products and (v) requires manufacturers of e-vapor products to certify that they are in compliance with FDA requirements to be allowed to sell in the state. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of February 23, 2024, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, New York, Rhode Island and Utah) and the District of Columbia have passed such legislation. Some of these states, such as New York, Utah and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway. The legislation in California, which became effective in December 2022, bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen.
Massachusetts passed legislation capping the amount of nicotine in e-vapor products, and Utah capped the amount of nicotine in e-vapor products by administrative rule. Legislation relating to this issue is pending in Utah and two other states.
Similar restrictions to those enacted or proposed in various U.S. states and localities on e-vapor and oral nicotine pouch products have been enacted or proposed internationally.
We have challenged and will continue to challenge certain federal, state and local legislation and other governmental action, including through litigation. Certain legislation imposing restrictions on tobacco products, such as state laws requiring manufacturers of e-vapor products to certify that they are in compliance with federal law in order to sell products in the state, aligns with our Vision, and we actively engage with lawmakers in support of such legislation. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented that could have a material adverse impact on our business, results of operations, cash flows or financial position. Such action also could negatively impact adult smokers’ transition to smoke-free products, which could materially adversely affect our ability to achieve our Vision.
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: After a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, in December 2019, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of February 23, 2024, 42 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on our operating companies’ sales volumes, we support raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, as discussed above under Underage Access and Use of Certain Tobacco Products, reflecting our longstanding commitment to combat underage tobacco use.
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
▪Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. For example, we currently are, or recently have been, subject to a number of governmental investigations with respect to our former investment in JUUL, which we divested in March 2023, including the following: (i) the FTC issued a Civil Investigative Demand to us while conducting its antitrust review of our former investment in JUUL seeking information regarding, among other things, our role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee (see Note 19 for a description of the FTC’s administrative complaint against us and JUUL); (ii) the SEC commenced an investigation relating to our acquisition, disclosures and accounting controls in connection with the JUUL investment; and (iii) the New York State Office of the Attorney General and the Commonwealth of Massachusetts Office of the Attorney General, separately, issued independent subpoenas to us seeking documents relating to our former investment in and provision of services to JUUL. For a discussion of our disposition of our interest in JUUL, see Note 7.
We are a party to lawsuits initiated by the attorneys general of Hawaii and New Mexico relating to our former investment in JUUL. In April 2023 and January 2024, we agreed to settle the lawsuits initiated by the attorneys general of Minnesota and Alaska, respectively.
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
Prohibitory policies, such as California’s ban on the sale of flavored tobacco products, which went into effect in 2022, can have unintended negative consequences, including the proliferation of counterfeit and unregulated products. We actively engage with regulators, state and federal lawmakers, our trade partners and other stakeholders to bring awareness to these issues. When appropriate, we also take legal action to protect our lawful e-vapor product business, such as the lawsuit we filed in federal court in California against manufacturers of illegal e-vapor products in October 2023. Although all but one defendant was dismissed from this suit without prejudice on procedural grounds in January 2024, we intend to continue pursuing this litigation.
Price, Availability and Quality of Tobacco, Other Raw Materials, Ingredients and Component Parts
Shifts in crops (such as those driven by economic conditions and adverse weather patterns), government restrictions and mandated prices, production control programs, economic trade sanctions, import duties and tariffs, international trade disruptions, inflation, geopolitical instability, climate and environmental changes and disruptions due to man-made or natural disasters may increase the cost or reduce the supply or quality of tobacco, other raw materials, ingredients or component parts used to manufacture our operating companies’ products. Any significant change in such factors could negatively impact our ability to continue manufacturing and marketing existing products, increase our costs or negatively impact adult tobacco consumer product acceptability and have a material adverse effect on our business and profitability.
As with other agricultural commodities, tobacco price, quality and availability can be influenced by variations in weather patterns, including those caused by climate change, and macroeconomic conditions and imbalances in supply and demand, among other factors. For varieties of tobacco only available in limited geographies, government-mandated prices and production control programs, political instability or government prohibitions on the import or export of tobacco in certain countries pose additional risks to price, availability and quality. In addition, as consumer demand increases for innovative smoke-free products and decreases for combustible and MST products, the volume of tobacco leaf required for production of these products has decreased, resulting in reduced tobacco leaf demand. Reduced demand for tobacco leaf may result in the reduced supply and availability of domestic tobacco, as growers divert resources to other crops or cease farming, and increased costs. The unavailability or unacceptability of any one or more particular varieties of tobacco leaf or the unavailability of nicotine extract necessary to manufacture our operating companies’ products could negatively impact our ability to continue marketing existing products or impact adult tobacco consumer product acceptability, which could have a material adverse effect on our business and profitability. In addition, the nicotine used in our operating companies’ innovative smoke-free products is extracted from tobacco produced in one country. If we are unable to identify alternate sources of nicotine for our companies’ innovative products, we could be exposed to supply risk.
Current macroeconomic conditions and geopolitical instability (including inflation, high interest rates, labor shortages, supply and demand imbalances and geopolitical instability and international armed conflict) have caused and continue to cause worldwide disruptions and delays to supply chains and commercial markets, which limit access to, and increase the cost of, raw materials, ingredients and component parts (for example, tobacco leaf and resins and aluminum used in our packaging). We have implemented and continue to implement various strategies to help secure sufficient supplies of raw materials, ingredients and component parts for production.
In addition, government taxes, restrictions and prohibitions on the sale and use of certain products may limit access to, and increase the costs of, raw materials and component parts and, potentially, impede our ability to sell certain of our products. For example, certain states have passed extended producer responsibility legislation concerning packaging. Because certain of our products’ packaging consists of single-use plastics, single-use plastic bans and extended producer responsibility mandates could result in bans on some of our product packaging or our products and adversely impact our costs and revenues. Additional taxes and limitations on the use of certain single-use plastics have been proposed by the U.S. Congress and various state and local governments. These existing and potential future laws and regulations could increase the costs of, and impair our ability to, source certain materials used in the packaging for our products.
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
Operating Results
The following table provides reconciliations of reported OCI to adjusted OCI for our reportable segments, all other category and total OCI and provides the related OCI margins:

For the Year Ended December 31, 2023
(in millions)	Smokeable Products	Oral Tobacco Products	All Other	Total
Net revenues	$21,756	$2,667	$60	$24,483
Excise taxes	(3,869)	(112)	—	(3,981)
Revenues net of excise taxes	$17,887	$2,555	$60	$20,502

Reported OCI	$10,670	$1,722	$(74)	$12,318
NPM Adjustment Items	(29)	—	—	(29)
Tobacco and health and certain other litigation items	69	—	—	69
Adjusted OCI	$10,710	$1,722	$(74)	$12,358

Reported OCI margin (1)	59.7%	67.4%	(100.0)%	60.1%
Adjusted OCI margin (1)	59.9%	67.4%	(100.0)%	60.3%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Our U.S. smoke-free portfolio reported the following results for 2023:
▪Smoke-free volumes of approximately 806 million units were essentially flat when compared to 2022; and
▪Total smoke-free net revenues were $2.7 billion, which includes net revenues from innovative smoke-free products of $165 million.

Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins and provides a reconciliation of reported OCI to adjusted OCI for our smokeable products segment:

	Operating Results
	For the Years Ended December 31,
(in millions)	2023	2022
Net revenues	$21,756	$22,476
Excise taxes	(3,869)	(4,289)
Revenues net of excise taxes	$17,887	$18,187

Reported OCI	$10,670	$10,688
NPM Adjustment Items	(29)	(63)
Tobacco and health and certain other litigation items	69	101
Adjusted OCI	$10,710	$10,726

Reported OCI margins (1)	59.7%	58.8%
Adjusted OCI margins (1)	59.9%	59.0%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
2023 Compared with 2022
Net revenues, which include excise taxes billed to customers, decreased $720 million (3.2%), due primarily to lower shipment volume ($2,394 million), partially offset by higher pricing ($1,667 million), which includes higher promotional investments.
Reported OCI decreased $18 million (0.2%), due primarily to lower shipment volume ($1,490 million), higher per unit settlement charges and lower NPM Adjustment Items ($34 million), mostly offset by higher pricing, which includes higher promotional investments.
Adjusted OCI decreased $16 million (0.1%), due primarily to lower shipment volume, higher per unit settlement charges and higher costs ($43 million), mostly offset by higher pricing, which includes higher promotional investments.
Marketing, administration and research costs for the smokeable products segment include PM USA’s cost of administering and litigating product liability claims. Litigation defense costs are influenced by a number of factors, including the number and types of cases filed, the number of cases tried annually, the results of trials and appeals, the development of the law controlling relevant legal issues, and litigation strategy and tactics. For further discussion on these matters, see Note 19 and Item 3. For the years ended December 31, 2023 and 2022, product liability defense costs for PM USA were $133 million. The factors that have influenced past product liability costs are expected to continue to influence future costs. We do not expect future product liability defense costs for our smokeable products segment to be significantly different from product liability defense costs incurred in 2023.

Shipment Volume and Retail Share Results
The following table summarizes our smokeable products segment’s shipment volume performance:

	Shipment Volume
	For the Years Ended December 31,
(sticks in millions)	2023	2022
Cigarettes:
Marlboro	68,801	75,406
Other premium	3,533	3,866
Discount	4,002	5,406
Total cigarettes	76,336	84,678
Cigars:
Black & Mild	1,777	1,727
Other	3	4
Total cigars	1,780	1,731
Total smokeable products	78,116	86,409
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
The following table summarizes our cigarettes retail share performance:

	Retail Share
	For the Years Ended December 31,
	2023	2022
Cigarettes:
Marlboro	42.1%	42.5%
Other premium	2.3	2.3
Discount	2.5	3.1
Total cigarettes	46.9%	47.9%
Note: Retail share results for cigarettes are based on data from Circana, Inc. and Circana Group, L.P. (“Circana”), as well as, Management Science Associates, Inc. Circana is a newly formed company reflecting the recent merger of IRI and NPD Group, Inc. Circana maintains a blended retail service that uses a sample of stores and certain wholesale shipments to project market share and depict share trends. Similar to prior reporting, this service tracks sales in the food, drug, mass merchandisers, convenience, military, dollar store and club trade classes. For other trade classes selling cigarettes, retail share is based on shipments from wholesalers to retailers through the Store Tracking Analytical Reporting System (“STARS”), as provided by Management Science Associates, Inc. This service is not designed to capture sales through other channels, including the internet, direct mail and some illicitly tax-advantaged outlets. It is the standard practice of retail services to periodically refresh their retail scan services, which could restate retail share results that were previously released in these services.
For a discussion of volume trends and factors that impact volume and retail share performance, see Business Environment above.
2023 Compared with 2022
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 9.9%, driven primarily by the industry’s decline rate (impacted by macroeconomic pressures on adult tobacco consumers’ disposable income and the growth of illicit e-vapor products) and retail share losses, partially offset by trade inventory movements. When adjusted for trade inventory movements, our smokeable products segment’s domestic cigarettes shipment volume decreased by an estimated 10%. When adjusted for trade inventory movements and other factors, total estimated domestic cigarette industry volume decreased by an estimated 8%.
Shipments of premium cigarettes accounted for 94.8% and 93.6% of our smokeable products segment’s reported domestic cigarettes shipment volume for 2023 and 2022, respectively.
Our cigar reported shipment volume increased by 2.8%.
Marlboro’s retail share of the total cigarette category was 42.1%, a decrease of 0.4 share points, due primarily to increased macroeconomic pressures on adult tobacco consumers’ disposable income and increased competitive activity.

Total cigarettes industry discount category retail share increased 1.4 share points to 28.3%, due to increased macroeconomic pressures on adult tobacco consumers’ disposable income.
For a discussion regarding discount category dynamics in 2023 and the economic conditions, including a high inflationary environment, that impact adult tobacco consumer purchasing behavior, see Operating Results by Business Segment - Business Environment - Summary above.
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
In addition:
▪Effective January 14, 2024, PM USA increased the list price of Marlboro (excluding Mainline Menthol and 72s Menthol), L&M and Basic by $0.15 per pack. PM USA also increased the list price of all its other cigarette brands by $0.20 per pack.
Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins and provides a reconciliation of reported OCI to adjusted OCI for our oral tobacco products segment:

	Operating Results
	For the Years Ended December 31,
(in millions)	2023	2022
Net revenues	$2,667	$2,580
Excise taxes	(112)	(119)
Revenues net of excise taxes	$2,555	$2,461

Reported and Adjusted OCI	$1,722	$1,632

Reported and Adjusted OCI margins (1)	67.4%	66.3%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
2023 Compared with 2022
Net revenues, which include excise taxes billed to customers, increased $87 million (3.4%) due primarily to higher pricing ($190 million), partially offset by lower shipment volume and a higher percentage of on! shipment volume relative to MST (“volume/mix”) versus 2022 ($100 million).
Reported and adjusted OCI increased $90 million (5.5%), due primarily to higher pricing and lower costs, partially offset by lower volume/mix ($104 million).

Shipment Volume and Retail Share Results
The following table summarizes our oral tobacco products segment’s shipment volume performance:

	Shipment Volume
	For the Years Ended December 31,
(cans and packs in millions)	2023	2022
Copenhagen	440.1	470.6
Skoal	163.1	179.4
on!	114.3	82.5
Other	65.4	68.1
Total oral tobacco products	782.9	800.6
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
The following table summarizes our oral tobacco products segment’s retail share performance (excluding international volume):

	Retail Share
	For the Years Ended December 31,
	2023	2022
Copenhagen	23.6%	27.1%
Skoal	9.5	11.3
on!	6.8	5.0
Other	2.9	3.1
Total oral tobacco products	42.8%	46.5%
Note: Our oral tobacco products segment’s retail share results exclude international volume, which is currently not material to our oral tobacco products segment. Retail share results for oral tobacco products are based on data from Circana, a tracking service that uses a sample of stores to project market share and depict share trends. This service tracks sales in the food, drug, mass merchandisers, convenience, military, dollar store and club trade classes on the number of cans and packs sold. Oral tobacco products are defined by Circana as MST, snus and oral nicotine pouches. New types of oral tobacco products, as well as new packaging configurations of existing oral tobacco products, may or may not be equivalent to existing MST products on a can-for-can basis. For example, one pack of snus or one can of oral nicotine pouches, irrespective of the number of pouches in the pack or can, is assumed to be equivalent to one can of MST. Because this service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share. It is the standard practice of retail services to periodically refresh their retail scan services, which could restate retail share results that were previously released in these services.
For a discussion of volume trends and factors that impact volume and retail share performance, see Business Environment above.
2023 Compared with 2022
Our oral tobacco products segment’s reported domestic shipment volume decreased 2.2%, driven primarily by retail share losses in MST, partially offset by the industry’s growth rate, trade inventory movements and other factors. When adjusted for trade inventory movements and calendar differences, our oral tobacco products segment’s domestic shipment volume decreased by an estimated 2.5%.
Total oral tobacco products category industry volume increased by an estimated 7.5% for the six months ended December 31, 2023, driven primarily by growth in oral nicotine pouches, partially offset by declines in MST volumes.
Our oral tobacco products segment’s retail share was 42.8%, as share declines for MST products were driven primarily by the category share growth of oral nicotine pouches.
The U.S. nicotine pouch category grew to 31.0% of the U.S. oral tobacco category, an increase of 9.4 share points versus the prior year. In addition, on!’s share of the nicotine pouch category was 22.0%.
Pricing Actions
USSTC and Helix executed the following pricing actions during 2023 and 2022:
▪Effective August 22, 2023, USSTC increased the list price on its Copenhagen, Red Seal and Skoal brands by $0.09 per can. In addition, USSTC decreased the list price on select Husky brands by $0.18 per can.
▪Effective July 23, 2023, Helix increased the list price on its on! brand by $0.09 per can.

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
In addition:
▪Effective January 23, 2024, USSTC increased the list price on its Copenhagen, Skoal and Red Seal brands by $0.11 per can.
E-Vapor
Our NJOY e-vapor business is reported in our all other category. Reported domestic shipment volumes since June 1, 2023 through December 31, 2023 for NJOY consumables(1) and devices were approximately 23.0 million units and 1.3 million units, respectively.
In 2023, we strengthened NJOY’s global supply chain to provide sustainable support for the anticipated volume increase associated with our NJOY ACE expansion plans and do not anticipate capacity constraints as we execute our initial expansion plans. We expanded NJOY ACE distribution to a total of 75,000 stores by the end of 2023, an increase of 40,000 stores since the completion of the NJOY Transaction. These stores represent approximately 75% of e-vapor volume and 55% of cigarette volume sold in traditional retail.
(1) E-vapor shipment volume includes NJOY ACE pods and DAILY disposables.
Liquidity and Capital Resources
We are a holding company that is primarily dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At December 31, 2023, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, we receive cash dividends on our interest in ABI and will continue to do so as long as ABI pays dividends.
At December 31, 2023, we had $3.7 billion of cash and cash equivalents. In addition to having access to the operating cash flows of our subsidiaries, our capital resources include access to credit markets in the form of commercial paper, availability under our $3.0 billion Credit Agreement (as defined below), which we use for general corporate purposes, and access to credit markets through the issuance of long-term senior unsecured notes. For additional information, see Capital Markets and Other Matters below.
In addition to funding current operations, we primarily use our net cash from operating activities for payment of dividends, share repurchases under our share repurchase programs, repayment of debt, acquisitions of or investments in businesses and assets, and capital expenditures.
We believe our cash and cash equivalents balance, along with our future cash flows from operations, capacity for borrowings under our Credit Agreement and access to credit and capital markets, provide sufficient liquidity to meet the needs of our business operations and to satisfy our projected cash requirements for the next 12 months and the foreseeable future.
Capital Markets and Other Matters
Credit Ratings - Our cost and terms of financing and our access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under our Credit Agreement is discussed in Note 9. Short-Term Borrowings and Borrowing Arrangements to our consolidated financial statements in Item 8 (“Note 9”).
At December 31, 2023, the credit ratings and outlook for our indebtedness by major credit rating agencies were:

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
In October 2023, we entered into a new senior unsecured 5-year revolving credit agreement for borrowings of up to an aggregate principal amount of $3.0 billion (“Credit Agreement”) and terminated our prior credit agreement. At December 31, 2023, we had availability under our Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion, and we were in compliance with the covenants in our Credit Agreement. We expect to continue to meet the covenants in our Credit Agreement. We monitor the credit quality of our bank group and do not know of any potential non-performing credit provider in that group. For further discussion on short-term borrowings, see Note 9.
Term Loan Facility - In June 2023, we entered into a $2.0 billion term loan facility and borrowed the full amount available to fund a portion of the cash payments paid at closing in connection with the NJOY Transaction. We repaid the term loan facility in full in July 2023. For further details on the term loan facility, see Note 9.
Long-Term Debt - At December 31, 2023 and 2022, our total long-term debt was $26.2 billion and $26.7 billion, respectively.
During 2023, our long-term debt activity included the following:
▪Debt Issuance - In November 2023, we issued USD denominated senior unsecured notes in the aggregate principal amount of $1.0 billion. The net proceeds from the notes are being used for general corporate purposes, which included the repayment of notes in the first quarter of 2024 discussed below.
▪Debt Repayment - In February and May 2023, we repaid in full at maturity, respectively, (i) senior unsecured Euro notes in the aggregate principal amount of $1.3 billion (€1.25 billion) and (ii) senior unsecured notes in the aggregate principal amount of $218 million.
In January and February 2024, we repaid in full at maturity senior unsecured notes in the aggregate principal amount of $776 million and $345 million, respectively.
All of our long-term debt outstanding at December 31, 2023 and 2022 was fixed-rate debt. At December 31, 2023 and 2022, the weighted-average coupon interest rate on total long-term debt was approximately 4.3% and 4.0%, respectively.
For further details on long-term debt, see Note 10. Long-Term Debt to our consolidated financial statements in Item 8 (“Note 10”).
At December 31, 2023, our debt-to-Consolidated net earnings and debt-to-Consolidated EBITDA ratios were calculated as follows:

For the Twelve Months Ended December 31, 2023
(in millions)
Consolidated net earnings	$8,130
Interest and other debt expense, net	989
Provision for income taxes	2,798
Depreciation and amortization	272
EBITDA	12,189
(Income) loss from investments in equity securities and noncontrolling interests, net	(243)
Dividends from less than 50% owned affiliates	163
Consolidated EBITDA	$12,109

Current portion of long-term debt	$1,121
Long-term debt	25,112
Total Debt	$26,233

Total Debt / Consolidated net earnings	3.2
Total Debt / Consolidated EBITDA	2.2
NJOY Acquisition - On June 1, 2023, we funded the NJOY Transaction cash payments at closing of approximately $2.75 billion (net of cash acquired), through a combination of a $2.0 billion term loan facility (discussed above), the issuance of commercial paper and available cash. We may also be obligated to pay up to $500 million in additional cash payments that are contingent on receipt of FDA authorizations with respect to certain NJOY products. For further discussion, see Note 3.

IQOS Purchase Agreement - In 2022, we entered into an agreement with PMI to, among other things, transition and ultimately conclude our relationship with respect to the IQOS System in the United States. We received a payment of $1.0 billion in 2022 and an additional payment of approximately $1.8 billion (including interest) in July 2023. For further discussion, see Item 1 and Note 6.
In October 2023, we filed a registration statement on Form S-3 with the SEC, under which we may offer debt securities or warrants to purchase debt securities from time to time over a three-year period from the date of filing.
Off-Balance Sheet Arrangements and Other Future Contractual Obligations
We had no off-balance sheet arrangements, including special purpose entities, other than guarantees and contractual obligations that are discussed below.
Guarantees and Other Similar Matters - As discussed in Note 19, we had unused letters of credit obtained in the ordinary course of business and guarantees (including third-party guarantees) outstanding at December 31, 2023. From time to time, we also issue lines of credit to affiliated entities. As further discussed in Note 19, as part of the supplier financing program, Altria guarantees the financial obligations of ALCS under the financing program agreement. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 10, PM USA guarantees our obligations under our outstanding debt securities, any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program. These items have not had, and are not expected to have, a significant impact on our liquidity.
Long-Term Debt and Interest on Borrowings - In addition to maturities of long-term debt, we make interest payments based on stated coupon interest rates. For information on annual debt maturities and interest payments, see Note 10.
Purchase Obligations - We have entered into purchase obligations for inventory and production costs (such as raw materials, indirect materials and services, contract manufacturing, packaging, storage and distribution) and other commitments for projected needs to be used in the normal course of business. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). At December 31, 2023, purchase obligations for inventory and production costs for the next 12 months were $0.9 billion and $2.5 billion thereafter.
At December 31, 2023, we had $0.7 billion of other purchase obligation commitments for marketing, capital expenditures, information technology and professional services, which occur through the ordinary course of business. The majority of these commitments are expected to be satisfied within 12 months. Accounts payable and accrued liabilities are reflected on our consolidated balance sheet at December 31, 2023 and are excluded from the amounts above.
Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 19, PM USA has entered into State Settlement Agreements with the states, the District of Columbia and certain U.S. territories that call for certain payments. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. For further discussion of the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the MSA, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 19.
Based on current agreements, estimated market share, estimated annual industry volume decline rates and inflation rates, the estimated amounts that we may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees are $3.4 billion on average for the next three years. The estimated amount for 2024 includes settling plaintiffs’ attorneys’ fees. We expect PM USA’s obligations under the State Settlement Agreements to pay these fees will terminate in the fourth quarter of 2024. In addition, the amount excludes the potential impact of any NPM Adjustment Items.
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year are generally paid in April of the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. We paid approximately $4.3 billion and $4.6 billion for the years ended December 31, 2023 and 2022, respectively, in connection with the State Settlement Agreements and FDA user fees, primarily all of which was paid in the second quarter of each period. As previously stated, the payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including volume, operating income, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results. For further discussion on the potential impact of inflation on future payments, see Operating Results by Business Segment - State Settlement Agreements.
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of December 31, 2023, PM USA had posted appeal bonds totaling $35 million, which have been collateralized with restricted cash that is included in assets on our consolidated balance sheet.
Litigation is subject to uncertainty, and an adverse outcome or settlement of litigation could have a material adverse effect on our results of operations, cash flows or financial position in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 19, Item 3 and Item 1A.

Other Long-Term Liabilities - We had $1.1 billion of accrued postretirement health care costs on our consolidated balance sheet at December 31, 2023 and estimate approximately $95 million of annual payments. In addition, we had accrued pension obligations, substantially all of which are funded from plan assets. For further information on our postretirement health care and pension obligations, see Note 17. We are unable to estimate the timing of payments of other long-term liabilities (accrued postemployment costs, income taxes and tax contingencies, and other accruals) included on our consolidated balance sheet at December 31, 2023.
Equity and Dividends
Dividends paid in 2023 and 2022 were approximately $6.8 billion and $6.6 billion, respectively, an increase of 2.7%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares we repurchased under our share repurchase programs.
In the third quarter of 2023, our Board of Directors declared a 4.3% increase in the quarterly dividend rate to $0.98 per share of our common stock versus the previous rate of $0.94 per share. Our current annualized dividend rate is $3.92 per share. In the first quarter of 2023, we established a new progressive dividend goal targeting mid-single digits dividend per share growth annually through 2028. Future dividend payments remain subject to the discretion of our Board.
For a discussion of our share repurchase programs, see Note 11. Capital Stock to our consolidated financial statements in Item 8 and Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Form 10-K.
Financial Review
Cash Provided by/Used in Operating Activities
During 2023, net cash provided by operating activities was $9.3 billion compared with $8.3 billion during 2022. This increase was due primarily to lower payments for income taxes and State Settlement Agreements.
We had a working capital deficit at December 31, 2023 and 2022, and believe we have the ability to fund working capital deficits with cash provided by operating activities, borrowings under our Credit Agreement and access to the credit and capital markets.
Cash Provided by/Used in Investing Activities
During 2023, net cash used in investing activities was $1.3 billion compared with net cash provided by investing activities of $0.8 billion during 2022. This change was due primarily to the payments for the NJOY Transaction in 2023, partially offset by higher proceeds received from the sale of IQOS System commercialization rights.
Capital expenditures for 2023 decreased 4.4% to $196 million. We expect capital expenditures for 2024 to be in the range of $175 million to $225 million, which are expected to be funded from operating cash flows.
Cash Provided by/Used in Financing Activities
During 2023, net cash used in financing activities was $8.4 billion compared with $9.5 billion during 2022. This decrease was due primarily to the issuance of long-term debt in 2023 and lower share repurchases, partially offset by higher repayments of long-term debt and higher dividends paid on our common stock.
New Accounting Guidance Not Yet Adopted
See Note 2 for a discussion of issued accounting guidance applicable to, but not yet adopted by, us.
Contingencies
See Note 19 and Item 3 for a discussion of contingencies.
Supplemental Guarantor Financial Information
PM USA (“Guarantor”), which is a 100% owned subsidiary of Altria Group, Inc. (“Parent”), has guaranteed the Parent’s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program (“Guarantees”). Pursuant to the Guarantees, the Guarantor fully and unconditionally guarantees, as primary obligor, the payment and performance of the Parent’s obligations under the guaranteed debt instruments (“Obligations”), subject to release under certain customary circumstances as noted below.
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
Summarized Balance Sheets
(in millions of dollars)

	December 31, 2023
	Parent	Guarantor
Assets
Due from Non-Guarantor Subsidiaries	$—	$316
Other current assets	4,052	678
Total current assets	$4,052	$994

Due from Non-Guarantor Subsidiaries	$6,561	$—
Other assets	9,797	1,334
Total non-current assets	$16,358	$1,334

Liabilities
Due to Non-Guarantor Subsidiaries	$2,548	$1,081
Other current liabilities	3,708	3,665
Total current liabilities	$6,256	$4,746

Total non-current liabilities	$27,876	$590

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Year Ended December 31, 2023
	Parent (1)	Guarantor (2)
Net revenues	$—	$20,608
Gross profit	—	11,416
Net earnings (losses)	(11,433)	7,579
(1) For the year ended December 31, 2023, net earnings (losses) include an approximate $10.8 billion loss related to the cancellation of certain interests in a non-guarantor subsidiary, $309 million of intercompany interest income from non-guarantor subsidiaries and $389 million of interest expense from non-guarantor subsidiaries.
(2) For the year ended December 31, 2023, net earnings (losses) include $245 million of intercompany interest income from non-guarantor subsidiaries.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The fair value of our long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting primarily from changes in market interest rates. The following table provides the fair value of our long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates at December 31:

(in billions)	2023	2022
Fair value	$24.4	$22.9
Decrease in fair value from a 1% increase in market interest rates	1.9	1.7
Increase in fair value from a 1% decrease in market interest rates	2.2	2.0
We expect interest rates on borrowings under our Credit Agreement to be based on the Term Secured Overnight Financing Rate, plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s and S&P. The applicable percentage for borrowings under our Credit Agreement at December 31, 2023 was 1.0% based on our long-term senior unsecured debt ratings on that date. At December 31, 2023 and 2022, we had no borrowings under our Credit Agreement or prior credit agreement, respectively.

Item 8. Financial Statements and Supplementary Data.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions of dollars)
________________________

at December 31,	2023	2022
Assets
Cash and cash equivalents	$3,686	$4,030
Receivables:
Receivable from the sale of IQOS System commercialization rights	—	1,721
Other	71	48
Inventories:
Leaf tobacco	649	704
Other raw materials	204	186
Work in process	22	24
Finished product	340	266
	1,215	1,180
Income taxes	496	103
Other current assets	117	138
Total current assets	5,585	7,220

Property, plant and equipment, at cost:
Land and land improvements	123	123
Buildings and building equipment	1,535	1,478
Machinery and equipment	2,684	2,578
Construction in progress	240	248
	4,582	4,427
Less accumulated depreciation	2,930	2,819
	1,652	1,608

Goodwill	6,791	5,177
Other intangible assets, net	13,686	12,384
Investments in equity securities ($0 million and $250 million at December 31, 2023 and 2022, respectively, measured at fair value)	10,011	9,600
Other assets	845	965
Total Assets	$38,570	$36,954

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
____________________________________________

at December 31,	2023	2022
Liabilities
Current portion of long-term debt	$1,121	$1,556
Accounts payable	582	552
Accrued liabilities:
Marketing	716	599
Settlement charges	2,563	2,925
Other	1,902	1,299
Deferred gain from the sale of IQOS System commercialization rights	2,700	—
Dividends payable	1,735	1,685
Total current liabilities	11,319	8,616

Long-term debt	25,112	25,124
Deferred income taxes	2,799	2,897
Accrued pension costs	130	133
Accrued postretirement health care costs	1,079	1,083
Deferred gain from the sale of IQOS System commercialization rights	—	2,700
Other liabilities	1,621	324
Total liabilities	42,060	40,877
Contingencies (Note 19)
Stockholders’ Equity (Deficit)
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,906	5,887
Earnings reinvested in the business	31,094	29,792
Accumulated other comprehensive losses	(2,673)	(2,771)
Cost of repurchased stock (1,042,499,542 shares at December 31, 2023 and 1,020,427,195 shares at December 31, 2022)	(38,802)	(37,816)
Total stockholders’ equity (deficit) attributable to Altria	(3,540)	(3,973)
Noncontrolling interests	50	50
Total stockholders’ equity (deficit)	(3,490)	(3,923)
Total Liabilities and Stockholders’ Equity (Deficit)	$38,570	$36,954

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Earnings
(in millions of dollars, except per share data)
____________________________________

for the years ended December 31,	2023	2022	2021
Net revenues	$24,483	$25,096	$26,013
Cost of sales	6,218	6,442	7,119
Excise taxes on products	3,981	4,408	4,902
Gross profit	14,284	14,246	13,992
Marketing, administration and research costs	2,737	2,327	2,432
Operating income	11,547	11,919	11,560
Interest and other debt expense, net	989	1,058	1,162
Loss on early extinguishment of debt	—	—	649
Net periodic benefit income, excluding service cost	(127)	(184)	(202)
(Income) losses from investments in equity securities	(243)	3,641	5,979
Loss on Cronos-related financial instruments	—	15	148
Earnings before income taxes	10,928	7,389	3,824
Provision for income taxes	2,798	1,625	1,349
Net earnings	$8,130	$5,764	$2,475
Per share data:
Basic and diluted earnings per share	$4.57	$3.19	$1.34

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
_______________________

for the years ended December 31,	2023	2022	2021
Net earnings	$8,130	$5,764	$2,475
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	(57)	176	808
ABI	174	143	426
Currency translation adjustments and other	(19)	(34)	51
Other comprehensive earnings (losses), net of deferred income taxes	98	285	1,285
Comprehensive earnings	$8,228	$6,049	$3,760

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions of dollars)
__________________

for the years ended December 31,	2023	2022	2021
Cash Provided by (Used in) Operating Activities
Net earnings	$8,130	$5,764	$2,475
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	272	226	244
Deferred income tax provision (benefit)	(230)	(947)	(1,160)
Unrecognized tax benefit (1)	1,111	16	(21)
(Income) losses from investments in equity securities	(243)	3,641	5,979
Dividends from ABI	163	104	119
Loss on Cronos-related financial instruments	—	15	148
Loss on early extinguishment of debt	—	—	649
Cash effects of changes: (2)
Receivables	6	(21)	(18)
Inventories	(15)	14	57
Accounts payable	38	92	163
Income taxes	6	(118)	(149)
Accrued liabilities and other current assets	280	(129)	165
Accrued settlement charges	(362)	(424)	(215)
Pension plan contributions	(20)	(20)	(26)
Pension and postretirement, net	(136)	(156)	(175)
Other, net	287	199	170
Net cash provided by (used in) operating activities	9,287	8,256	8,405

Cash Provided by (Used in) Investing Activities
Capital expenditures	(196)	(205)	(169)
Proceeds from the sale of IQOS System commercialization rights	1,700	1,000	—
Proceeds from the Ste. Michelle Transaction, net of cash transferred	—	—	1,176
Acquisition of NJOY, net of cash acquired	(2,751)	—	—
Other, net	(36)	(13)	205
Net cash provided by (used in) investing activities	(1,283)	782	1,212
(1) 2023 relates to unrecognized tax benefit from the ordinary loss for cash tax purposes with respect to a portion of our tax basis associated with our former investment in JUUL. For further discussion, see Note 15. Income Taxes.
(2) 2023 amounts are net of the effects from the NJOY Transaction. For further details, see Note 3. Acquisition of NJOY. 2021 amounts reflect changes from operations for Ste. Michelle prior to the Ste. Michelle Transaction.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
__________________

for the years ended December 31,	2023	2022	2021
Cash Provided by (Used in) Financing Activities
Proceeds from short-term borrowings	$2,000	$—	$—
Repayment of short-term borrowings	(2,000)	—	—
Long-term debt issued	998	—	5,472
Long-term debt repaid	(1,566)	(1,105)	(6,542)
Repurchases of common stock	(1,000)	(1,825)	(1,675)
Dividends paid on common stock	(6,779)	(6,599)	(6,446)
Premiums and fees related to early extinguishment of debt	—	—	(623)
Other, net	(27)	(12)	(215)
Net cash provided by (used in) financing activities	(8,374)	(9,541)	(10,029)
Cash, cash equivalents and restricted cash:
Increase (decrease)	(370)	(503)	(412)
Balance at beginning of year	4,091	4,594	5,006
Balance at end of year	$3,721	$4,091	$4,594
Supplemental cash flow information:
Cash paid:
Interest	$1,116	$1,119	$1,189
Income taxes	$1,890	$2,657	$2,673
Non-cash investing activities:
Deferred proceeds from the sale of IQOS System commercialization rights	$—	$1,700	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash (1) to the amounts reported on our consolidated balance sheets:

at December 31,	2023	2022	2021
Cash and cash equivalents	$3,686	$4,030	$4,544
Restricted cash included in other current assets	5	15	—
Restricted cash included in other assets	30	46	50
Cash, cash equivalents and restricted cash	$3,721	$4,091	$4,594
(1) Restricted cash consisted primarily of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 19. Contingencies.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(in millions of dollars, except per share data)
____________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2020	$935	$5,910	$34,679	$(4,341)	$(34,344)	$86	$2,925
Net earnings (losses)	—	—	2,475	—	—	(4)	2,471
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	1,285	—	—	1,285
Stock award activity	—	24	—	—	13	—	37
Cash dividends declared ($3.52 per share)	—	—	(6,490)	—	—	—	(6,490)
Repurchases of common stock	—	—	—	—	(1,675)	—	(1,675)
Other (1)	—	(77)	—	—	—	(82)	(159)
Balances, December 31, 2021	935	5,857	30,664	(3,056)	(36,006)	—	(1,606)
Net earnings (losses)	—	—	5,764	—	—	—	5,764
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	285	—	—	285
Stock award activity	—	30	—	—	15	—	45
Cash dividends declared ($3.68 per share)	—	—	(6,636)	—	—	—	(6,636)
Repurchases of common stock	—	—	—	—	(1,825)	—	(1,825)
Other (1)	—	—	—	—	—	50	50
Balances, December 31, 2022	935	5,887	29,792	(2,771)	(37,816)	50	(3,923)
Net earnings (losses)	—	—	8,130	—	—	—	8,130
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	98	—	—	98
Stock award activity	—	19	—	—	22	—	41
Cash dividends declared ($3.84 per share)	—	—	(6,828)	—	—	—	(6,828)
Repurchases of common stock	—	—	—	—	(1,000)	—	(1,000)
Other	—	—	—	—	(8)	—	(8)
Balances, December 31, 2023	$935	$5,906	$31,094	$(2,673)	$(38,802)	$50	$(3,490)
(1) Represents the non-cash contribution made by JTIUH to Horizon in 2022 and the purchase of the remaining noncontrolling interest in Helix in 2021. For additional information, see Note 1. Background and Basis of Presentation.

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
▪Background: At December 31, 2023, our wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco products (“MST”) and snus products; Helix Innovations LLC (“Helix”), which operates in the United States and Canada, and Helix Innovations GmbH and its affiliates (“Helix ROW”), which operate internationally in the rest-of-world, are engaged in the manufacture and sale of oral nicotine pouches; and NJOY, LLC (“NJOY”), which is engaged in the manufacture and sale of e-vapor products. Other wholly owned subsidiaries included Altria Group Distribution Company (“AGDC”), which provides sales and distribution services to our domestic operating companies; and Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, research and product development, consumer engagement, finance, human resources and external affairs. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by our subsidiaries. At December 31, 2023, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
As discussed in Note 3. Acquisition of NJOY, on June 1, 2023, we completed our acquisition of NJOY Holdings, Inc. (“NJOY Holdings”), the parent of NJOY. As a result of the acquisition, NJOY became a wholly owned subsidiary of Altria.
In March 2023, we entered into a stock transfer agreement with JUUL Labs, Inc. (“Stock Transfer Agreement”) pursuant to which we transferred to JUUL Labs, Inc. (“JUUL”) all of our beneficially owned JUUL equity securities. In exchange, we received a non-exclusive, irrevocable global license to certain of JUUL’s heated tobacco intellectual property (“JUUL Heated Tobacco IP”).
In October 2022, we entered into a joint venture with JTI (US) Holding, Inc. (“JTIUH”), a subsidiary of Japan Tobacco Inc., for the U.S. marketing and commercialization of heated tobacco stick (“HTS”) products. The joint venture entity, Horizon Innovations LLC (“Horizon”), is structured to exist in perpetuity and is responsible for the U.S. marketing and commercialization of HTS products owned by either party. At December 31, 2023 we owned a 75% economic interest in Horizon; JTIUH owned the remaining 25% economic interest.
In October 2021, we sold International Wine & Spirits Ltd. (“IWS”), which included Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), in an all-cash transaction with a net purchase price of approximately $1.2 billion and the assumption of certain liabilities of IWS and its subsidiaries (“Ste. Michelle Transaction”).
At December 31, 2023, we had investments in Anheuser-Busch InBev SA/NV (“ABI”) and Cronos Group Inc. (“Cronos”).
For further discussion of our investments in equity securities, see Note 7. Investments in Equity Securities.
▪Basis of Presentation: Our consolidated financial statements include Altria, as well as our wholly owned and majority-owned subsidiaries. We account for our investments in equity securities in which we have the ability to exercise significant influence over the operating and financial policies of the investee, including ABI and Cronos, under the equity method of accounting using a one-quarter lag. We accounted for our former investment in the equity securities of JUUL at fair value. All intercompany transactions and balances have been eliminated.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of our financial statements and the reported amounts of net revenues and expenses during the reporting periods. Significant estimates and assumptions include, among other things, pension and benefit plan assumptions, lives and valuation assumptions for goodwill, other intangible assets and investments in equity securities, marketing programs and income taxes. Actual results could differ from those estimates.
Certain immaterial prior year amounts have been reclassified to conform with the current year’s presentation.
On January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”). This guidance updates how an entity recognizes and measures contract assets and contract liabilities acquired in a business combination. Our adoption of ASU No. 2021-08 had no impact on our consolidated financial statements or related disclosures.

Additionally, on January 1, 2023, we adopted ASU 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU No. 2022-04”). This guidance requires that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. For further discussion, see Note 5. Supplier Financing.

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
Compliance with environmental laws and regulations, including the payment of any remediation and compliance costs or damages and the making of related expenditures, has not had a material adverse effect on our consolidated results of operations, capital expenditures, financial position or cash flows. See Note 19. Contingencies - Environmental Regulation.
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
▪Inventories: We use the last-in, first-out (“LIFO”) method to determine the cost of the majority of our inventories. We determine the cost of the remaining inventories using the first-in, first-out (“FIFO”) and average cost methods. We record inventories that are measured using the LIFO method at the lower of cost or market. We state inventories that are measured using the FIFO and average cost methods at the lower of cost and net realizable value. It is a generally recognized industry practice to classify leaf tobacco inventories as a current asset although part of such inventories, because of the duration of the curing and aging process, ordinarily would not be used within one year. We determined the cost of approximately 76% and 79% of our inventories at December 31, 2023 and 2022, respectively, using the LIFO method. The recorded LIFO amounts of our inventories were approximately $0.7 billion lower than the current cost of our inventories at December 31, 2023 and 2022.
▪Investments in Equity Securities: Investments in equity securities in which we have the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method of accounting or the fair value option. The election of the fair value option is irrevocable and is made on an investment by investment basis.

We elected to account for our investments in ABI and Cronos under the equity method of accounting. Our share of equity (income) losses and other adjustments associated with these investments are included in (income) losses from investments in equity securities in our consolidated statements of earnings. We report the carrying value for each of our investments in ABI and Cronos in investments in equity securities on our consolidated balance sheets. We report equity method investments accounted for under the equity method of accounting at cost and adjust these investments each period for our share of (income) losses and dividends paid, if any. We report our share of ABI’s and Cronos’s results using a one-quarter lag because results are not available in time for us to record them in the concurrent period. At the end of each reporting period, we review our investments accounted for under the equity method of accounting for impairment by comparing the fair value of each of our investments to their carrying value. If the carrying value of an investment exceeds its fair value and the loss in value is other than temporary, we consider the investment impaired, reduce its carrying value to its fair value and record the impairment in our consolidated statements of earnings in the period identified. We use certain factors to make this determination including (i) the duration and magnitude of the fair value decline, (ii) the financial condition and near-term prospects of the investee and (iii) our intent and ability to hold our investment until recovery to its carrying value.
See Note 7. Investments in Equity Securities for additional information on our accounting policy for our former investment in JUUL.
▪Litigation Contingencies and Costs: We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. We expense litigation defense costs as incurred and include these costs in marketing, administration and research costs in our consolidated statements of earnings. See Note 19. Contingencies.
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
Payment terms vary depending on product type. Our businesses consider payments received in advance of product shipment as deferred revenue, which we include in other accrued liabilities on our consolidated balance sheets until revenue is recognized. PM USA receives payment in advance of a customer obtaining control of the product. USSTC and Helix receive substantially all payments within one business day of a customer obtaining control of the product. NJOY receives substantially all payments within 30 days of a customer obtaining control of the product. We include amounts due from customers in receivables on our consolidated balance sheets.
▪Supplier Financing: We facilitate a voluntary supplier financing program under which participating suppliers may elect to sell receivables due from us to a third-party financial institution. Our payments are made on the terms originally negotiated with the supplier, and we have no economic interest in a supplier’s sale of a receivable. All outstanding balances under the supplier financing program are recorded in accounts payable on our consolidated balance sheets.

▪New Accounting Guidance Not Yet Adopted: The following table provides a description of issued accounting guidance applicable to, but not yet adopted by, us:

Standards	Description	Effective Date for Public Entity	Effect on Financial Statements
ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	The guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also specify required disclosures for equity securities subject to contractual sale restrictions.	The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023.	We do not expect our adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The guidance will require disclosure of incremental segment information on an annual and interim basis.	The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.	We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The guidance will require additional income tax disclosures, primarily related to the rate reconciliation and income taxes paid information.	The guidance is effective for fiscal years beginning after December 15, 2024.	We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

Note 3. Acquisition of NJOY
On June 1, 2023, we acquired NJOY Holdings (“NJOY Transaction”), which provided us with full global ownership of NJOY’s e-vapor product portfolio, including NJOY ACE, currently the only pod-based e-vapor product with market authorizations from the U.S. Food and Drug Administration (“FDA”). The total consideration for the NJOY Transaction of approximately $2.9 billion, consisted of approximately $2.75 billion in cash payments (net of cash acquired) plus the fair value of up to $500 million in additional cash payments that are contingent on receipt of FDA authorizations with respect to certain NJOY products. The fair value of these contingent payments on the acquisition date and at December 31, 2023 was approximately $130 million, which is included in the total consideration.
We funded the NJOY Transaction cash payments through a combination of a $2.0 billion term loan facility, the issuance of commercial paper and available cash. For further discussion regarding the term loan facility, see Note 9. Short-Term Borrowings and Borrowing Arrangements.
We accounted for this acquisition as a business combination. NJOY’s financial position and results of operations beginning June 1, 2023 have been consolidated with our consolidated financial results and included in the all other category. See Note 16. Segment Reporting.
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
The excess of the total consideration over the identifiable net assets acquired in the NJOY Transaction primarily reflects the value of future growth opportunities in the e-vapor category. None of the goodwill or other intangible assets is deductible for tax purposes.
The significant assumptions used in determining the preliminary fair values of the identifiable intangible assets included volume growth rates, operating margins, the assessment of acquired technology life cycles, discount rates, as well as other factors. We determined the preliminary fair values of the identifiable intangibles assets using an income approach. The fair value measurements were primarily based on significant inputs that are not observable in the market, such as discounted cash flow analyses, and thus are classified in Level 3 of the fair value hierarchy. We amortize the intangible assets over a weighted-average period of approximately 17 years.
In determining the estimated fair value of contingent payments, we made certain judgments, estimates and assumptions, the most significant of which was the likelihood of certain potential regulatory outcomes. Contingent payments are classified in Level 3 of the fair value hierarchy.
Costs incurred for the NJOY Transaction are recognized as expenses in the period in which the costs are incurred. For the year ended December 31, 2023, we incurred costs related to the NJOY Transaction of $72 million, substantially all of which were acquisition-related costs, consisting primarily of transaction costs and financing fees, which were included in corporate expense and interest and other debt expense, net, respectively, in our consolidated statement of earnings.

Note 4. Revenues from Contracts with Customers
We disaggregate net revenues based on product type. For further discussion, see Note 16. Segment Reporting.
We calculate substantially all cash discounts, offered to customers for prompt payment, as a flat rate per unit based on agreed-upon payment terms and record receivables net of the cash discounts on our consolidated balance sheets.
We record payments received by our businesses in advance of product shipment as deferred revenue. These payments are included in other accrued liabilities on our consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue from contracts with customers was $258 million and $252 million at December 31, 2023 and 2022, respectively. When cash is received in advance of product shipment, our companies satisfy their performance obligations within three days of receiving payment. At December 31, 2023 and 2022, there were no differences between amounts recorded as deferred revenue from contracts with customers and amounts subsequently recognized as revenue.
Receivables were $71 million and $48 million at December 31, 2023 and 2022, respectively, which in 2022 excluded the receivable from the sale of the IQOS Tobacco Heating System (“IQOS System”) commercialization rights, discussed in Note 6. Goodwill and Other Intangibles, net. At December 31, 2023 and 2022, there were no expected differences between amounts recorded and subsequently received, and we did not record an allowance for credit losses against these receivables.
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

Note 5. Supplier Financing
We facilitate a voluntary supplier financing program through a third-party intermediary under which participating suppliers may elect to sell receivables due from us to participating third-party financial institutions at the sole discretion of both the suppliers and the financial institutions (“Program”). Our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether our supplier sells its receivable to a financial institution. We pay the third-party intermediary a nominal fee to administer the Program. Under the terms of the agreement with our third-party intermediary, ALCS has a direct obligation to pay the participating financial institutions or the participating suppliers when payment obligations are due, unless such obligations are satisfied by the applicable ALCS affiliate. Additionally, Altria guarantees the obligations of ALCS to those parties. We do not enter into agreements with any of the participating financial institutions in connection with the Program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Program. The payment terms that we have with our suppliers range up to 120 days.
We have no economic interest in a supplier’s sale of a receivable. Once a qualifying supplier elects to participate in the Program and reaches an agreement with a participating third-party financial institution, the qualifying supplier elects which individual invoices they sell to the financial institution.
All outstanding balances under the Program are recorded in accounts payable on our consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows.
A reconciliation of the beginning and ending confirmed outstanding obligations was as follows:

For the Year Ended December 31, 2023
(in millions)
Confirmed outstanding obligations at beginning of year	$8
Invoices confirmed during the year	244
Confirmed invoices paid during the year	(133)
Confirmed outstanding obligations at end of year	$119

Note 6. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, were as follows at December 31:

	Goodwill		Other Intangible Assets, net
(in millions)	2023	2022	2023	2022
Smokeable products segment	$99	$99	$2,963	$2,989
Oral tobacco products segment	5,078	5,078	9,065	9,097
Other	1,614	—	1,658	298
Total	$6,791	$5,177	$13,686	$12,384

Other intangible assets consisted of the following at December 31:

	2023		2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,443	$—	$11,443	$—
Definite-lived intangible assets	2,841	598	1,411	470
Total other intangible assets	$14,284	$598	$12,854	$470
At December 31, 2023, substantially all of our indefinite-lived intangible assets consisted of (i) MST and snus trademarks of $8.8 billion, which consists of Copenhagen, Skoal and other MST and snus trademarks of $4.0 billion, $3.9 billion and $0.9 billion, respectively, from our 2009 acquisition of UST, and (ii) cigar trademarks of $2.6 billion from our 2007 acquisition of Middleton. Definite-lived intangible assets, consisting primarily of intellectual property (which includes developed technology), certain cigarette trademarks, e-vapor trademarks, customer relationships and supplier agreements, are amortized over a weighted-average period of approximately 18 years. Pre-tax amortization expense for definite-lived intangible assets, which includes the impact of the NJOY Transaction, during the years ended December 31, 2023, 2022 and 2021, was $128 million, $73 million and $72 million, respectively. We estimate our annual amortization expense for each of the next five years to be approximately $165 million, assuming no additional transactions occur that require the amortization of intangible assets or impacts of any measurement period adjustments related to the NJOY Transaction.
In July 2023, we received the remaining payment of approximately $1.8 billion (including interest) from Philip Morris International Inc. (“PMI”) as part of the 2022 agreement with PMI to, among other things, transition and ultimately conclude our relationship with respect to the IQOS System in the United States (“Remaining PMI Payment”). In 2022, we received $1.0 billion from PMI upon entering into the agreement. For the years ended December 31, 2023 and 2022, we recorded disposition-related interest income for the Remaining PMI Payment of $54 million and $21 million, respectively, in our consolidated statements of earnings. At December 31, 2023, our consolidated balance sheet included a pre-tax $2.7 billion deferred gain, which we expect to recognize in earnings when we relinquish our rights to the IQOS System effective April 30, 2024.
The changes in goodwill and net carrying amount of intangible assets were as follows:

	2023		2022
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Balance at January 1	$5,177	$12,384	$5,177	$12,306
Changes due to:
Acquisitions (1)	1,614	1,430	—	151
Amortization	—	(128)	—	(73)
Balance at December 31	$6,791	$13,686	$5,177	$12,384
(1) Substantially all of the 2023 amounts are attributable to the NJOY Transaction. For additional information regarding the NJOY Transaction, see Note 3. Acquisition of NJOY. The 2022 amounts are attributable to acquisitions of certain intellectual property related to other tobacco products, which included a $50 million non-cash contribution made by JTIUH to Horizon.
During 2023, 2022 and 2021, our annual impairment test of goodwill and indefinite-lived intangible assets resulted in no impairment charges. At December 31, 2023 and 2022, there were no accumulated impairment losses related to goodwill. Based on our annual impairment analysis performed as of October 1, 2023, the estimated fair value of the Skoal trademark within the MST and snus products reporting unit, which was determined using a discounted cash flow model, exceeded its carrying value of $3.9 billion as of December 31, 2023 by approximately 6% ($0.2 billion). A hypothetical 1% increase to the discount rate used would have resulted in an impairment charge to the Skoal intangible asset of approximately $150 million during 2023.

Note 7. Investments in Equity Securities
The carrying amount of our current and former investments consisted of the following at December 31:

(in millions)	2023	2022
ABI	$9,676	$8,975
Cronos	335	375
JUUL	—	250
Total	$10,011	$9,600
(Income) losses from our current and former investments in equity securities consisted of the following:

	For the Years Ended December 31,
(in millions)	2023		2022		2021
ABI (1)	$(539)		$1,973		$5,564
Cronos (1)	46		213		415
(Income) losses from investments under equity method of accounting	(493)		2,186		5,979
JUUL	250	(2)	1,455	(3)	—
(Income) losses from investments in equity securities	$(243)		$3,641		$5,979
(1) Includes our share of amounts recorded by our investees and additional adjustments, if required, related to (i) the conversion from international financial reporting standards to GAAP and (ii) adjustments to our investments required under the equity method of accounting.
(2) Represents loss as a result of the disposition of our JUUL equity securities discussed below.
(3) Represents the estimated change in fair value. Prior to the disposition of our JUUL equity securities on March 3, 2023, we accounted for our former investment in JUUL as an investment in an equity security measured at fair value.
Investees’ summarized financial data for our equity method investments was as follows:

	For Altria’s Year Ended December 31,
	2023 (1)		2022 (1)		2021 (1)
(in millions)	ABI	Other Investments	ABI	Other Investments	ABI	Other Investments
Net revenues	$59,841	$87	$57,267	$947	$52,864	$1,313
Gross profit	$32,371	$9	$31,588	$525	$30,653	$757
Earnings (losses) from continuing operations	$7,956	$(105)	$7,879	$(521)	$7,434	$(800)
Net earnings (losses)	$7,956	$(108)	$7,879	$(521)	$7,434	$(800)
Net earnings (losses) attributable to equity investments	$6,284	$(108)	$5,838	$(520)	$5,780	$(798)

	At September 30,
	2023 (1)		2022 (1)
(in millions)	ABI	Other Investments	ABI	Other Investments
Current assets	$22,835	$918	$24,164	$963
Long-term assets	$188,003	$232	$182,087	$274
Current liabilities	$35,407	$31	$32,649	$38
Long-term liabilities	$91,791	$3	$96,497	$8
Noncontrolling interests	$11,231	$(3)	$11,778	$(3)
(1) Reflects a one-quarter lag. Other Investments reflect summarized financial data of Cronos, as well as JUUL’s financial data for the periods during which we accounted for our former investment in JUUL as an equity method investment under the fair value option.

Investment in ABI
At December 31, 2023, we had an approximate 10% ownership interest in ABI, consisting of 185 million restricted shares of ABI (“Restricted Shares”) and 12 million ordinary shares of ABI. Our Restricted Shares:
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
The fair value of our investment in ABI is based on (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets for the Restricted Shares and was classified in Level 2 of the fair value hierarchy. We can convert our Restricted Shares to ordinary shares at our discretion. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share.
The fair value of our investment in ABI at December 31, 2023 and 2022 was $12.7 billion and $11.9 billion, respectively, which exceeded its carrying value of $9.7 billion and $9.0 billion by approximately 32% and 33%, respectively.
At September 30, 2022 and 2021, the fair value of our investment in ABI had declined below its carrying value by $2.5 billion and $6.2 billion or approximately 22% and 35%, respectively. We determined the declines in fair value to be other than temporary and recorded non-cash, pre-tax impairment charges of $2.5 billion and $6.2 billion during the third quarter of 2022 and 2021, respectively, which were recorded to (income) losses from investments in equity securities in our consolidated statements of earnings for the years ended December 31, 2022 and 2021, respectively.
At December 31, 2023, the carrying value of our investment in ABI exceeded its share of ABI’s net assets attributable to equity holders of ABI by approximately $2.5 billion. Substantially all of this difference is comprised of goodwill and other indefinite-lived intangible assets (consisting primarily of trademarks).
Investment in Cronos
At December 31, 2023, we had a 41.1% ownership interest in Cronos, consisting of 156.6 million shares, which we account for under the equity method of accounting. We report our share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for us to record them in the concurrent period.
The fair value of our investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy.
At December 31, 2023, the fair value of our investment in Cronos was less than its carrying value by $8 million or approximately 2%. Based on our evaluation of the duration and magnitude of the fair value decline, our evaluation of Cronos’s financial condition (including its cash position) and near-term prospects, and our intent and ability to hold our investment in Cronos until recovery, we concluded that the decline in fair value of our investment in Cronos below its carrying value is temporary and, therefore, no impairment was recorded.
At December 31, 2022, the fair value of our investment in Cronos exceeded its carrying value by $22 million or approximately 6%.
At June 30, 2022 and December 31, 2021, the fair value of our investment in Cronos was less than its carrying value by approximately 20% and 25%, respectively. We determined the declines in fair value to be other than temporary and recorded non-cash, pre-tax impairment charges of $107 million and $205 million in the second quarter of 2022 and the fourth quarter of 2021, respectively, which were recorded to (income) losses from investments in equity securities in our consolidated statements of earnings for years ended December 31, 2022 and 2021, respectively.
As part of our investment in Cronos, prior to December 15, 2022, we also owned a warrant that provided us the ability to purchase an additional approximate 10% of common shares of Cronos at a per share exercise price of Canadian dollar (“CAD”) $19.00, which would have expired on March 8, 2023. On December 15, 2022, we irrevocably abandoned the Cronos warrant, and we no longer owned the warrant as of December 31, 2022. For the years ended December 31, 2022 and 2021, we recorded $15 million and $148 million, respectively, representing non-cash, pre-tax unrealized losses on Cronos-related financial instruments, substantially all of which related to changes in the fair value of the Cronos warrant.

Former Investment in JUUL
In December 2018, we made an investment in JUUL for $12.8 billion and received a 35% economic interest in JUUL through non-voting shares, which we converted at our election into voting shares in November 2020, and a security convertible into additional non-voting or voting shares, as applicable, upon settlement or exercise of certain JUUL convertible securities. At the time of the investment, we agreed to non-competition obligations generally requiring that we participate in the e-vapor business only through JUUL. In September 2022, we exercised our option to be released from our JUUL non-competition obligations, resulting in (i) the permanent termination of our non-competition obligations to JUUL, (ii) the loss of our JUUL board designation rights (other than the right to designate one independent director so long as our ownership continued to be at least 10%), our preemptive rights, our consent rights and certain other rights with respect to our investment in JUUL and (iii) the conversion of our JUUL shares to single vote common stock, significantly reducing our voting power.
As discussed in Note 1. Background and Basis of Presentation, in March 2023 we entered into the Stock Transfer Agreement with JUUL under which we transferred to JUUL all of our beneficially owned JUUL equity securities and, in exchange, received the JUUL Heated Tobacco IP. In addition, all other agreements between us and JUUL were terminated or we were removed as parties thereto, other than certain litigation-related agreements and a license agreement relating to our non-trademark licensable intellectual property rights in the e-vapor field, which remain in force solely with respect to our e-vapor intellectual property as of or prior to March 3, 2023.
Following the conversion of certain non-voting shares of JUUL into voting shares in the fourth quarter of 2020, we elected to account for our investment in JUUL under the fair value option. As a result of our loss of certain rights due to our exercise of our option to be released from our JUUL non-competition obligations in the third quarter of 2022, we determined that we no longer had the ability to exercise significant influence over the operating and financial policies of JUUL. Therefore, we were no longer able to account for our investment in JUUL as an equity method investment. Beginning with the period ended September 30, 2022 and until March 3, 2023, when we transferred to JUUL all of our beneficially owned JUUL equity securities, we accounted for our former investment in JUUL as an investment in an equity security. Our consolidated statements of earnings include any changes in the estimated fair value of our former investment, which were calculated quarterly.
The following table provides a reconciliation of the beginning and ending balance of our former investment in JUUL, which was classified in Level 3 of the fair value hierarchy prior to the disposition of our JUUL equity securities:

(in millions)	Investment Balance
Balance at December 31, 2021	$1,705
Unrealized gains (losses) included in (income) losses from investments in equity securities	(1,455)
Balance at December 31, 2022	250
Non-cash, pre-tax (loss) on disposition included in (income) losses from investments in equity securities	(250)
Balance at December 31, 2023	$—
2023 Financial Activity
▪For the year ended December 31, 2023, we recorded a non-cash, pre-tax loss on the disposition of our JUUL equity securities of $250 million as a result of transferring to JUUL all of our beneficially owned JUUL equity securities pursuant to the Stock Transfer Agreement. Additionally, we considered specific facts and circumstances around the nature of the JUUL Heated Tobacco IP and determined that the fair value of such intellectual property was not material to our consolidated financial statements as of the date of the transaction. As a result, we did not record an asset associated with this intellectual property on our consolidated balance sheet. The primary drivers of this conclusion were (i) our rights to the JUUL Heated Tobacco IP being non-exclusive, (ii) there being no product or technology transferred to us associated with the JUUL Heated Tobacco IP and (iii) there being no connection between the JUUL Heated Tobacco IP and our current product development plans.
2022 Financial Activity
▪For the year ended December 31, 2022, we recorded non-cash, pre-tax unrealized losses of $1,455 million as a result of changes in the estimated fair value of our former investment in JUUL. The decrease in the estimated fair value was primarily driven by (i) a decrease in the likelihood of a favorable outcome from the FDA for JUUL’s products that were marketed in the United States, which had received marketing denial orders (“MDOs”) in June 2022 and were under additional administrative review at the time of our subsequent quarterly valuations, (ii) a decrease in the likelihood of JUUL maintaining adequate liquidity to fund projected cash needs, which could have resulted in JUUL seeking protection under bankruptcy or other insolvency laws, (iii) projections of higher operating expenses resulting in lower long-term operating margins, (iv) projections of lower JUUL revenues in the United States over time due to lower JUUL volume assumptions and (v) an increase in the discount rate due to changes in market factors, partially offset by the effect of passage of time on the projected cash flows.
We used an income approach to estimate the fair value of our former investment in JUUL. The income approach reflected the discounting of future cash flows for the U.S. and international markets at a rate of return that incorporated the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing future cash flows.

In determining the estimated fair value of our former investment in JUUL, in 2022 and 2021, we made certain judgments, estimates and assumptions, the most significant of which were likelihood of certain potential regulatory and liquidity outcomes, sales volume, operating margins, discount rates and perpetual growth rates. All significant inputs used in the valuation were classified in Level 3 of the fair value hierarchy. Additionally, in determining these significant assumptions, we made judgments regarding the (i) likelihood of certain potential regulatory actions impacting the e-vapor category and specifically whether the FDA would ultimately authorize JUUL’s products, which had received the MDOs in June 2022 and were under additional administrative review at the time of our subsequent quarterly valuations; (ii) likelihood of JUUL maintaining adequate liquidity to fund projected cash needs, the absence of which could have resulted in JUUL seeking protection under bankruptcy or other insolvency laws; (iii) risk created by the number and types of legal cases pending against JUUL; (iv) expectations for the future state of the e-vapor category, including competitive dynamics; and (v) timing of international expansion plans. Due to these uncertainties, our future cash flow projections of JUUL were based on a range of scenarios that considered certain potential regulatory, liquidity and market outcomes.

Note 8. Financial Instruments
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
At December 31, 2023 and 2022, we had no outstanding foreign currency contracts. When we have foreign currency contracts in effect, counterparties are domestic and international financial institutions. Under these contracts, we are exposed to potential losses in the event of non-performance by these counterparties. We manage our credit risk by entering into transactions with counterparties that have investment grade credit ratings, limiting the amount of exposure we have with each counterparty and monitoring the financial condition of each counterparty. The counterparty agreements contain provisions that require us to maintain an investment grade credit rating. In the event our credit rating falls below investment grade, counterparties to our foreign currency contracts can require us to post collateral.
The aggregate carrying value and fair value of our total long-term debt were as follows at December 31:

(in millions)	2023	2022
Carrying value	$26,233	$26,680
Fair value	24,373	22,928
Foreign currency denominated debt included in long-term debt:
Carrying value	3,303	4,540
Fair value	3,125	4,165
Our estimate of the fair value of our total long-term debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy.
Net Investment Hedging
The pre-tax effects of our net investment hedges on accumulated other comprehensive losses were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Losses
	For the Years Ended December 31,
(in millions)	2023	2022	2021
Foreign currency contracts	$—	$—	$(16)
Foreign currency denominated debt	108	(281)	(359)
Total	$108	$(281)	$(375)
In addition, we recognized a pre-tax (gain) of our net investment hedges of $(7) million on the foreign currency contracts for the year ended December 31, 2021 in our consolidated statement of earnings.
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

Note 9. Short-Term Borrowings and Borrowing Arrangements
At December 31, 2023 and 2022, we had no short-term borrowings.
In June 2023, we entered into a $2.0 billion term loan facility and borrowed the full amount available to fund a portion of the cash payments at the closing of the NJOY Transaction. In July 2023, upon receipt of the Remaining PMI Payment, we repaid the term loan facility in full. For additional information regarding the NJOY Transaction and the Remaining PMI Payment, see Note 3. Acquisition of NJOY and Note 6. Goodwill and Other Intangible Assets, net, respectively.
In October 2023, we entered into a new senior unsecured 5-year revolving credit agreement for borrowings of up to an aggregate principal amount of $3.0 billion (“Credit Agreement”) and terminated our prior credit agreement, which was scheduled to expire on August 1, 2025 (“Prior Credit Agreement”). Our Credit Agreement expires on October 24, 2028 and includes an option, subject to certain conditions, for us to extend our Credit Agreement for two additional one-year periods. We intend to use any borrowings under our Credit Agreement for general corporate purposes.
At December 31, 2023 and 2022, we had availability under our Credit Agreement and our Prior Credit Agreement, as applicable, for borrowings of up to an aggregate principal amount of $3.0 billion.
Pricing for interest and fees under our Credit Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt. We expect interest rates on borrowings under our Credit Agreement to be based on the Term Secured Overnight Financing Rate plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”). The applicable percentage for borrowings under our Credit Agreement at December 31, 2023 was 1.0% based on our long-term senior unsecured debt ratings on that date. Our Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral.
Our Credit Agreement includes various covenants, one of which requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At December 31, 2023, we were in compliance with our covenants in our Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in our Credit Agreement, include certain adjustments.
PM USA guarantees any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program. For further discussion of PM USA’s guarantees, see Note 10. Long-Term Debt.

Note 10. Long-Term Debt
Our long-term debt consisted of the following at December 31:

(in millions)	2023	2022
USD notes, 2.350% to 10.200%, interest payable semi-annually, due through 2061 (1)	$22,888	$22,098
USD debenture, 7.75%, interest payable semi-annually, due 2027	42	42
Euro notes, 1.700% to 3.125%, interest payable annually, due through 2031 (2)	3,303	4,540
	26,233	26,680
Less current portion of long-term debt	1,121	1,556
	$25,112	$25,124
(1) Weighted-average coupon interest rate of 4.5% and 4.4% at December 31, 2023 and 2022, respectively.
(2) Weighted-average coupon interest rate of 2.5% and 2.0% at December 31, 2023 and 2022, respectively.

At December 31, 2023, our outstanding long-term debt consisted of the following:

(in millions)
Type	Face Value	Interest Rate	Issuance	Maturity
USD notes	$776	4.000%	October 2013	January 2024
USD notes	$345	3.800%	February 2019	February 2024
USD notes	$750	2.350%	May 2020	May 2025
Euro notes	€750	1.700%	February 2019	June 2025
USD notes	$1,069	4.400%	February 2019	February 2026
USD notes	$500	2.625%	September 2016	September 2026
USD debenture	$42	7.750%	January 1997	January 2027
Euro notes	€1,000	2.200%	February 2019	June 2027
USD notes	$500	6.200%	November 2023	November 2028
USD notes	$1,906	4.800%	February 2019	February 2029
USD notes	$750	3.400%	May 2020	May 2030
Euro notes	€1,250	3.125%	February 2019	June 2031
USD notes	$1,750	2.450%	February 2021	February 2032
USD notes	$500	6.875%	November 2023	November 2033
USD notes	$177	9.950%	November 2008	November 2038
USD notes	$208	10.200%	February 2009	February 2039
USD notes	$2,000	5.800%	February 2019	February 2039
USD notes	$1,500	3.400%	February 2021	February 2041
USD notes	$900	4.250%	August 2012	August 2042
USD notes	$650	4.500%	May 2013	May 2043
USD notes	$1,800	5.375%	October 2013	January 2044
USD notes	$1,500	3.875%	September 2016	September 2046
USD notes	$2,500	5.950%	February 2019	February 2049
USD notes	$500	4.450%	May 2020	May 2050
USD notes	$1,250	3.700%	February 2021	February 2051
USD notes	$271	6.200%	February 2019	February 2059
USD notes	$1,000	4.000%	February 2021	February 2061
At December 31, 2023, aggregate maturities of our long-term debt were as follows:

(in millions)		Aggregate Maturities
2024		$1,121
2025		1,578
2026		1,569
2027		1,146
2028		500
Thereafter		20,542
		26,456
Less:	debt issuance costs	142
	debt discounts	81
		$26,233
At December 31, 2023 and 2022, accrued interest on long-term debt of $410 million and $411 million, respectively, was included in other accrued liabilities on our consolidated balance sheets.

For a discussion of the fair value of our long-term debt and the designation of our Euro denominated senior unsecured notes as a net investment hedge of our investment in ABI, see Note 8. Financial Instruments.
▪Long-Term Debt Activity: In November 2023, we issued USD denominated senior unsecured notes in the aggregate principal amount of $1.0 billion. The net proceeds from the notes are being used for general corporate purposes. The notes contain the following terms:
▪$0.5 billion at 6.200%, due 2028, interest payable semiannually beginning May 1, 2024; and
▪$0.5 billion at 6.875%, due 2033, interest payable semiannually beginning May 1, 2024.
In February and May 2023, respectively, we repaid in full the aggregate principal amounts at maturity of the following:
▪$1.3 billion (€1.25 billion) of our senior unsecured Euro denominated notes at 1.000%; and
▪$218 million of our senior unsecured notes at 2.950%.
In January 2024, we repaid in full our 4.000% senior unsecured notes in the aggregate principal amount of $776 million at maturity.
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
▪2021 Debt Tender Offers and Redemption: During the first quarter of 2021, we (i) completed debt tender offers to purchase for cash certain of our senior unsecured notes in an aggregate principal amount of $4,042 million and (ii) redeemed all of our outstanding 3.490% senior unsecured notes due to mature in 2022 in the aggregate principal amount of $1.0 billion. As a result of the debt tender offers and redemption, during the first quarter of 2021, we recorded pre-tax losses on early extinguishment of debt of $649 million, which included premiums and fees of $623 million and the write-off of unamortized debt discounts and debt issuance costs of $26 million.
▪PM USA Guarantees: PM USA (“Guarantor”), which is a 100% owned subsidiary of Altria Group, Inc. (“Parent”), has guaranteed the Parent’s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program (“Guarantees”). Pursuant to the Guarantees, the Guarantor fully and unconditionally guarantees, as primary obligor, the payment and performance of the Parent’s obligations under the guaranteed debt instruments (“Obligations”), subject to release under certain customary circumstances as noted below.
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
The Parent is a holding company; therefore, its access to the operating cash flows of its subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. Neither the Guarantor nor other subsidiaries of the Parent that are not guarantors of the Obligations are limited by contractual obligations on their ability to pay cash dividends or make other distributions with respect to their equity interests.

Note 11. Capital Stock
At December 31, 2023, we had 12 billion shares of authorized common stock; issued, repurchased and outstanding shares of common stock consisted of the following:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, December 31, 2020	2,805,961,317	(947,542,152)	1,858,419,165
Stock award activity	—	412,569	412,569
Repurchases of common stock	—	(35,656,116)	(35,656,116)
Balances, December 31, 2021	2,805,961,317	(982,785,699)	1,823,175,618
Stock award activity	—	514,816	514,816
Repurchases of common stock	—	(38,156,312)	(38,156,312)
Balances, December 31, 2022	2,805,961,317	(1,020,427,195)	1,785,534,122
Stock award activity	—	676,495	676,495
Repurchases of common stock	—	(22,748,842)	(22,748,842)
Balances, December 31, 2023	2,805,961,317	(1,042,499,542)	1,763,461,775
At December 31, 2023, we had 25,422,465 shares of common stock reserved for stock-based awards under our stock plans.
At December 31, 2023, we had 10 million authorized shares of serial preferred stock, $1.00 par value; no shares of serial preferred stock have been issued.
▪Dividends: In the third quarter of 2023, our Board of Directors (“Board of Directors” or “Board”) approved a 4.3% increase in the quarterly dividend rate to $0.98 per share of our common stock versus the previous rate of $0.94 per share. The current annualized dividend rate is $3.92 per share. Future dividend payments remain subject to the discretion of our Board.
▪Share Repurchases: In January 2021, our Board of Directors authorized a $2.0 billion share repurchase program that it expanded to $3.5 billion in October 2021 (as expanded, “January 2021 share repurchase program”). We completed the January 2021 share repurchase program in December 2022.
In January 2023, our Board of Directors authorized a $1.0 billion share repurchase program (“January 2023 share repurchase program”). We completed the January 2023 share repurchase program in December 2023.
In January 2024, our Board of Directors authorized a new $1.0 billion share repurchase program, which we expect to complete by December 31, 2024. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our total share repurchase activity was as follows for the years ending December 31:

	January 2023 Share Repurchase Program	January 2021 Share Repurchase Program
(in millions, except per share data)	2023	2022	2021	Total
Total number of shares repurchased	22.7	38.1	35.7	73.8
Aggregate cost of shares repurchased	$1,000	$1,825	$1,675	$3,500
Average price per share of shares repurchased	$43.96	$47.83	$46.97	$47.42

Note 12. Stock Plans
In 2020, our Board of Directors adopted, and shareholders approved, the Altria Group, Inc. 2020 Performance Incentive Plan (“2020 Plan”) under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards, as well as cash-based annual and long-term incentive awards to our employees. Any awards granted under the 2020 Plan may be in the form of performance-based awards, including PSUs subject to the achievement or satisfaction of performance goals and performance cycles. We may issue up to 25 million shares of common stock under the 2020 Plan. In addition, under the 2015 Stock Compensation Plan for Non-Employee Directors (“Directors Plan”), we may grant up to one million shares of common stock to members of the Board of Directors who are not employees of Altria.
At December 31, 2023, we had 20,432,234 and 589,927 shares available to be granted under the 2020 Plan and the Directors Plan, respectively.

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
We amortize to expense ratably over the restriction period, which is generally three years, the fair value of the RSUs at the date of grant, net of estimated forfeitures. We recorded pre-tax compensation expense related to RSUs for the years ended December 31, 2023, 2022 and 2021 of $47 million, $41 million and $34 million, respectively. We recorded a deferred tax benefit related to this compensation expense of $12 million, $10 million and $9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The unamortized compensation expense related to RSUs was $77 million at December 31, 2023, which we expect to be recognized over a weighted-average period of approximately two years.
RSU activity was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2022	3,257,795	$46.90
Granted	1,208,405	$46.38
Vested	(886,237)	$46.40
Forfeited	(107,162)	$47.04
Balance at December 31, 2023	3,472,801	$46.84
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2023, 2022 and 2021 was $56 million, $59 million and $48 million, respectively, or $46.38, $49.22 and $45.22 per RSU, respectively. The total vesting date fair value of RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $40 million, $29 million and $19 million, respectively.
▪PSUs: We granted an aggregate of 255,601, 215,205 and 229,494 of PSUs during 2023, 2022 and 2021, respectively. The payout of the PSUs is based on the extent to which we achieve certain performance measures over the three-year performance period. Performance measures consist of our adjusted diluted earnings per share compounded annual growth rate and a cash conversion measure. Additionally, the payout resulting from the performance measures is then adjusted up or down by a total shareholder return (“TSR”) performance multiplier, which depends on our relative TSR to a predetermined peer group. PSUs are subject to forfeiture if certain employment conditions are not met. At December 31, 2023, we had 713,467 PSUs outstanding, with a weighted-average grant date fair value of $49.22 per PSU. We amortize to expense over the performance period the fair value of PSUs at the date of grant, net of estimated forfeitures. We recorded pre-tax compensation expense related to PSUs for the years ended December 31, 2023, 2022 and 2021 of $11 million, $9 million and $6 million, respectively. The unamortized compensation expense related to PSUs was $15 million at December 31, 2023.

Note 13. Earnings per Share
We calculated basic and diluted earnings per share (“EPS”) using the following:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Net earnings	$8,130	$5,764	$2,475
Less: Distributed and undistributed earnings attributable to share-based awards	(17)	(13)	(11)
Earnings for basic and diluted EPS	$8,113	$5,751	$2,464

Weighted-average shares for basic and diluted EPS	1,777	1,804	1,845
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in our EPS calculation pursuant to the two-class method.

Note 14. Other Comprehensive Earnings/Losses
Changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria were as follows:

(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2020	$(2,420)	$(1,938)		$17	$(4,341)
Other comprehensive earnings (losses) before reclassifications	961	627		25	1,613
Deferred income taxes	(245)	(141)		—	(386)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	716	486		25	1,227

Amounts reclassified to net earnings	122	(76)		35	81
Deferred income taxes	(30)	16		(9)	(23)
Amounts reclassified to net earnings, net of deferred income taxes	92	(60)		26	58

Other comprehensive earnings (losses), net of deferred income taxes	808	426	(1)	51	1,285
Balances, December 31, 2021	(1,612)	(1,512)		68	(3,056)
Other comprehensive earnings (losses) before reclassifications	145	275		(33)	387
Deferred income taxes	(35)	(65)		—	(100)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	110	210		(33)	287

Amounts reclassified to net earnings	88	(85)		(1)	2
Deferred income taxes	(22)	18		—	(4)
Amounts reclassified to net earnings, net of deferred income taxes	66	(67)		(1)	(2)

Other comprehensive earnings (losses), net of deferred income taxes	176	143	(1)	(34)	285
Balances, December 31, 2022	(1,436)	(1,369)		34	(2,771)
Other comprehensive earnings (losses) before reclassifications	(48)	178		(28)	102
Deferred income taxes	9	(35)		9	(17)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	(39)	143		(19)	85

Amounts reclassified to net earnings	(26)	39		—	13
Deferred income taxes	8	(8)		—	—
Amounts reclassified to net earnings, net of deferred income taxes	(18)	31		—	13

Other comprehensive earnings (losses), net of deferred income taxes	(57)	174	(1)	(19)	98
Balances, December 31, 2023	$(1,493)	$(1,195)		$15	$(2,673)
(1) Primarily reflects our share of ABI’s currency translation adjustments and the impact of our designated net investment hedges related to our investment in ABI. For further discussion of designated net investment hedges, see Note 8. Financial Instruments.

Pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings were as follows:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Benefit Plans: (1)
Net loss	$8	$127	$163
Prior service cost (credit)	(34)	(39)	(41)
	(26)	88	122
ABI (2)	39	(85)	(76)
Currency Translation Adjustments and Other (3)	—	(1)	35
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$13	$2	$81
(1) Amounts are included in net periodic benefit income, excluding service cost. For further details, see Note 17. Benefit Plans.
(2) Amounts are included in (income) losses from investments in equity securities. For further information, see Note 7. Investments in Equity Securities.
(3) 2021 amounts are included in marketing, administration and research costs and are related to the Ste. Michelle Transaction.

Note 15. Income Taxes
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
We are considered an “applicable corporation” for purposes of Corporate AMT. We expect our regular federal income tax liability will generally exceed our Corporate AMT liability; however, certain unique circumstances may result in our Corporate AMT liability exceeding our regular federal income tax liability, including when tax losses are reported in a different year than book losses. For the year ended December 31, 2023, we made estimated payments based on a Corporate AMT liability as a result of tax losses we intend to claim related to our former investment in JUUL, as discussed below.
Earnings (losses) before income taxes and provision (benefit) for income taxes consisted of the following:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Earnings (losses) before income taxes:
United States	$10,971	$7,628	$4,239
Outside United States	(43)	(239)	(415)
Total	$10,928	$7,389	$3,824
Provision (benefit) for income taxes:
Current:
Federal	$2,346	$1,968	$1,965
State and local	681	603	542
Outside United States	1	1	2
	3,028	2,572	2,509
Deferred:
Federal	(133)	(893)	(1,190)
State and local	(97)	(54)	30
	(230)	(947)	(1,160)
Total provision for income taxes	$2,798	$1,625	$1,349
Our U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal income tax statute of limitations remains open for the year 2017 and forward, with years 2017 through 2020 currently under examination by the Internal Revenue Service (“IRS”) as part of an audit conducted in the ordinary course of business. State statutes of limitations will also generally remain open for the year 2017 and forward. Certain of our state tax returns are currently under examination by various states as part of routine audits conducted in the ordinary course of business.

A reconciliation of the beginning and ending unrecognized tax benefits was as follows:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Balance at beginning of year	$69	$53	$74
Additions based on tax positions related to the current year	1,548	1	—
Additions for tax positions of prior years	—	16	40
Reductions for tax positions due to lapse of statutes of limitations	—	—	(5)
Reductions for tax positions of prior years	(6)	—	(23)
Tax settlements	(3)	(1)	(33)
Balance at end of year	$1,608	$69	$53
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2023, was $35 million, along with $1,573 million affecting deferred taxes, a portion of which would also impact the effective tax rate due to the release of a valuation allowance, as discussed below. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2022, was $44 million, along with $25 million affecting deferred taxes.
For the year ended December 31, 2023, we recognized a $6.4 billion ordinary loss for cash tax purposes with respect to a portion of our tax basis associated with our former investment in JUUL. For financial statement purposes, we fully reserved for the tax benefit associated with this ordinary loss by recording an unrecognized tax benefit, pending the IRS’s review of our tax position. We recorded a tax benefit associated with the ordinary loss of $1,505 million and a reduction to our current income taxes payable. We also recorded a $1,548 million increase in a long-term liability for unrecognized tax benefits related to this tax position, partially offset by a $43 million deferred federal benefit for state taxes. There was no impact to our consolidated statement of earnings. In addition, the $1,548 million increase in unrecognized tax benefits was partially offset by $428 million associated with an indirect deferred tax benefit caused by our estimated Corporate AMT credit carryforward, resulting in a net increase of $1,120 million in other liabilities on our consolidated balance sheet at December 31, 2023. If recognized for financial statement purposes in a future period, this unrecognized tax benefit would impact the effective tax rate due to the release of a valuation allowance against this temporary difference.
At December 31, 2023, 2022 and 2021, the amount of accrued interest and penalties on our consolidated balance sheets was $36 million, $18 million and $11 million, respectively. For the years ended December 31, 2023, 2022 and 2021, we recognized in our consolidated statements of earnings $20 million, $8 million and $(4) million, respectively, of gross interest (income) expense and penalties associated with uncertain tax positions. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision.
We are subject to income taxation in many jurisdictions. Unrecognized tax benefits reflect the differences between tax positions we have taken or expect to take on income tax returns and the amounts recognized in our financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within our control. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $15 million.

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to earnings before income taxes was as follows:

	For the Years Ended December 31,
	2023		2022		2021
(dollars in millions)	$	%	$	%	$	%
U.S. federal statutory rate	$2,295	21.0%	$1,552	21.0%	$803	21.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax benefit	463	4.2	435	5.9	451	11.8
Tax basis in foreign investments	34	0.3	11	0.1	25	0.7
Uncertain tax positions	8	0.1	—	—	(25)	(0.7)
Investment in ABI	(37)	(0.3)	(24)	(0.3)	(16)	(0.4)
Investment in JUUL	53	0.5	306	4.1	7	0.2
Investment in Cronos	11	0.1	30	0.4	128	3.3
Valuation allowance releases	—	—	(664)	(9.0)	(15)	(0.4)
Other	(29)	(0.3)	(21)	(0.2)	(9)	(0.2)
Effective tax rate	$2,798	25.6%	$1,625	22.0%	$1,349	35.3%
The tax provision (benefit) in 2023 included state tax expense, net of federal benefit, of $463 million and tax expense of $53 million for a valuation allowance recorded against a deferred tax asset related to the disposition of our former investment in JUUL.
The tax provision (benefit) in 2022 included tax benefits of $664 million due primarily to the release of valuation allowances related to the anticipated ability to utilize a portion of existing capital losses. These tax benefits were partially offset by tax expense of $306 million for a valuation allowance recorded against a deferred tax asset related to the decreases in the estimated fair value of our former investment in JUUL and by the state tax treatment of the impairment charge on our investment in ABI.
The tax provision (benefit) in 2021 was impacted by the state tax treatment of the impairment charge on our investment in ABI. The tax provision (benefit) in 2021 also included net tax expense of $128 million related to our investment in Cronos, including an addition to a valuation allowance on a deferred tax asset.
The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31:

(in millions)	2023	2022
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$302	$303
Settlement charges	644	729
JUUL related losses	2,028	3,001
Investment in Cronos	397	407
IQOS deferred gain	691	—
Net operating losses and tax credit carryforwards	217	31
Other	125	—
Total deferred income tax assets	4,404	4,471
Deferred income tax liabilities:
Property, plant and equipment	(237)	(233)
Intangible assets	(3,210)	(2,849)
Investment in ABI	(1,391)	(1,226)
Accrued pension costs	(81)	(70)
Other	—	(115)
Total deferred income tax liabilities	(4,919)	(4,493)
Valuation allowances	(2,256)	(2,800)
Net deferred income tax liabilities	$(2,771)	$(2,822)

At December 31, 2023, we had estimated gross federal, state and foreign tax net operating losses (“NOLs”) of $644 million, $700 million and $38 million, respectively. The federal NOLs and a majority of the foreign NOLs have indefinite carryforward periods. If not used, a majority of the state NOLs will expire in 2039 through 2043.
A reconciliation of the beginning and ending valuation allowances was as follows:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Balance at beginning of year	$2,800	$3,097	$2,817
Additions to valuation allowance charged to income tax expense	114	429	401
Reductions to valuation allowance credited to income tax benefit	(6)	(730)	(118)
Foreign currency translation	(1)	4	(3)
Additions to valuation allowance due to NJOY Transaction (no impact to earnings)	12	—	—
Reductions to valuation allowance offset to deferred tax asset (no impact to earnings)	(663)	—	—
Balance at end of year	$2,256	$2,800	$3,097
We determine deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. We determine the realizability of deferred tax assets based on the weight of all available positive and negative evidence. In reaching this determination, we consider the character of the assets and the possible sources of taxable income of the appropriate character within the available carryback and carryforward periods available under the tax law. As has occurred in prior periods, there is a potential that sufficient positive evidence may be available in future periods to cause us to reduce or eliminate the valuation allowance on certain deferred tax assets. That change to the valuation allowance would result in the recognition of previously unrecognized deferred tax assets and a decrease in income tax expense in the period the release is recorded.
The additions to valuation allowances during 2023 were primarily due to deferred tax assets recorded in connection with our former investment in JUUL. The reductions to valuation allowances during 2023 were primarily due to the reduction of a deferred tax asset for the portion of our JUUL capital losses that is now part of our tax basis in the shares of a foreign subsidiary. This outside basis difference of the foreign subsidiary is not recognized as a deferred tax asset since we do not expect the temporary difference to reverse in the foreseeable future. The cumulative valuation allowance at December 31, 2023 was primarily attributable to deferred tax assets recorded in connection with our tax basis in the shares of a domestic subsidiary ($1,808 million) and our investment in Cronos ($397 million).
The additions to valuation allowances during 2022 were primarily due to deferred tax assets recorded in connection with decreases in the estimated fair value of our former investment in JUUL. The reductions to valuation allowances during 2022 were primarily due to the anticipated ability to utilize a portion of existing losses related to our former investment in JUUL and the abandonment of our Cronos warrant. The cumulative valuation allowance at December 31, 2022 was primarily attributable to deferred tax assets recorded in connection with our former investment in JUUL ($2,394 million) and our investment in Cronos ($379 million).
The changes in valuation allowances during 2021 were primarily due to deferred tax assets recorded in connection with our investment in Cronos. The cumulative valuation allowance at December 31, 2021 was primarily attributable to deferred tax assets recorded in connection with our former investment in JUUL ($2,652 million) and our investment in Cronos ($407 million).
For a discussion regarding our former investment in JUUL, the impairment of our investment in ABI and our investment in Cronos, see Note 7. Investments in Equity Securities.

Note 16. Segment Reporting
At December 31, 2023 our reportable segments were (i) smokeable products, consisting of combustible cigarettes manufactured and sold by PM USA, and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; and (ii) oral tobacco products, consisting of MST and snus products manufactured and sold by USSTC, and oral nicotine pouches manufactured and sold by Helix.
Our all other category included (i) the financial results of NJOY (beginning June 1, 2023); (ii) Horizon; (iii) Helix ROW; (iv) our former financial services business, which completed the wind-down of its portfolio of finance assets in 2022; and (v) the IQOS System heated tobacco business.
Prior to the sale of our wine business on October 1, 2021, wine produced and/or sold by Ste. Michelle was a reportable segment. For further discussion, see Note 1. Background and Basis of Presentation.

Our chief operating decision maker (“CODM”) reviews operating companies income (loss) (“OCI”) to evaluate the performance of, and allocate resources to, our segments. OCI for our segments is defined as operating income before general corporate expenses and amortization of intangibles. Interest and other debt expense, net, along with net periodic benefit income, excluding service cost, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by our CODM. We do not disclose information about total assets by segment because such information is not reported to or used by our CODM. Substantially all of our long-lived assets were located in the United States at December 31, 2023. Segment goodwill and other intangible assets, net, are disclosed in Note 6. Goodwill and Other Intangible Assets, net. The accounting policies of the segments were the same at December 31, 2023 as those described in Note 2. Summary of Significant Accounting Policies.
Segment data were as follows:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Net revenues:
Smokeable products	$21,756	$22,476	$22,866
Oral tobacco products	2,667	2,580	2,608
Wine	—	—	494
All other	60	40	45
Net revenues	$24,483	$25,096	$26,013
Earnings before income taxes:
OCI:
Smokeable products	$10,670	$10,688	$10,394
Oral tobacco products	1,722	1,632	1,659
Wine	—	—	21
All other	(74)	(36)	(97)
Amortization of intangibles	(128)	(73)	(72)
General corporate expenses	(643)	(292)	(345)
Operating income	11,547	11,919	11,560
Interest and other debt expense, net	989	1,058	1,162
Loss on early extinguishment of debt	—	—	649
Net periodic benefit income, excluding service cost	(127)	(184)	(202)
(Income) losses from investments in equity securities	(243)	3,641	5,979
Loss on Cronos-related financial instruments	—	15	148
Earnings before income taxes	$10,928	$7,389	$3,824
The smokeable products segment included net revenues of $20,665 million, $21,457 million and $21,877 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to cigarettes and net revenues of $1,091 million, $1,019 million and $989 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to cigars.
Substantially all of our net revenues for the years ended December 31, 2023, 2022 and 2021 were from sales generated in the United States. PM USA, USSTC, Helix, Middleton and NJOY’s customer, Performance Food Group Company, accounted for approximately 25%, 24% and 23% of our consolidated net revenues for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, McLane Company, Inc., accounted for approximately 23% of our consolidated net revenues for the years ended December 31, 2023, 2022 and 2021. Substantially all of these net revenues were reported in the smokeable products and oral tobacco products segments. No other customer accounted for more than 10% of our consolidated net revenues for the years ended December 31, 2023, 2022 and 2021.

Details of our depreciation expense and capital expenditures were as follows:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Depreciation expense:
Smokeable products	$73	$87	$80
Oral tobacco products	37	33	34
Wine	—	—	27
General corporate and other	34	33	31
Total depreciation expense	$144	$153	$172
Capital expenditures:
Smokeable products	$77	$68	$48
Oral tobacco products	59	90	43
Wine	—	—	12
General corporate and other	60	47	66
Total capital expenditures	$196	$205	$169
The comparability of OCI for our reportable segments was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: We recorded pre-tax income for NPM adjustment items as follows:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Smokeable products segment	$(29)	$(63)	$(53)
Interest and other debt expense, net	(21)	(5)	(23)
Total	$(50)	$(68)	$(76)
We recorded the amounts in the table shown above for the smokeable products segment as reductions to cost of sales in our consolidated statements of earnings, which resulted in increased OCI in our smokeable products segment. NPM adjustment items result from the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the Master Settlement Agreement (“NPM Adjustment Items”). For additional information, see Health Care Cost Recovery Litigation in Note 19. Contingencies.
▪Tobacco and Health and Certain Other Litigation Items: We recorded pre-tax charges related to tobacco and health and certain other litigation items as follows:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Smokeable products segment	$69	$101	$83
General corporate expenses	350	27	90
Interest and other debt expense, net	11	3	9
Total	$430	$131	$182
We recorded the amounts shown in the table above for the smokeable products segment and general corporate expenses in marketing, administration and research costs in our consolidated statements of earnings. For further discussion, see Note 19. Contingencies.
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

Note 17. Benefit Plans
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
▪Obligations and Funded Status: Benefit obligations, plan assets and funded status for our pension and postretirement plans were as follows at December 31:

	Pension		Postretirement
(in millions)	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$6,292	$8,544	$1,275	$1,688
Service cost	39	64	15	23
Interest cost	333	206	65	41
Benefits paid	(460)	(462)	(96)	(87)
Actuarial (gains) losses	224	(2,060)	(10)	(392)
Plan amendments	—	—	(3)	2
Benefit obligation at end of year	6,428	6,292	1,246	1,275
Change in plan assets:
Fair value of plan assets at beginning of year	6,603	8,793	122	185
Actual return on plan assets	612	(1,748)	13	(35)
Employer contributions	20	20	—	—
Benefits paid	(460)	(462)	(33)	(28)
Fair value of plan assets at end of year	6,775	6,603	102	122
Funded status at December 31	$347	$311	$(1,144)	$(1,153)
Amounts recognized on our consolidated balance sheets:
Other assets	$506	$469	$—	$—
Other accrued liabilities	(29)	(25)	(65)	(70)
Accrued pension costs	(130)	(133)	—	—
Accrued postretirement health care costs	—	—	(1,079)	(1,083)
	$347	$311	$(1,144)	$(1,153)
The table above presents the projected benefit obligation for our pension plans. The accumulated benefit obligation, which represents benefits earned to date, for our pension plans was $6.3 billion and $6.1 billion at December 31, 2023 and 2022, respectively.
Actuarial losses for our pension plans for the year ended December 31, 2023 were due primarily to a lower discount rate. Actuarial gains for our postretirement plans for the year ended December 31, 2023 were due primarily to a planned change in healthcare provider and other items, partially offset by actuarial losses attributable to a lower discount rate. Actuarial gains for the year ended December 31, 2022 for our pension and postretirement plans were due primarily to a higher discount rate.
For pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2023 and 2022, our accumulated benefit obligation was $142 million and $134 million, respectively. Additionally, at December 31, 2023 and 2022, there were no plan assets for these plans.
For pension plans with projected benefit obligations in excess of plan assets at December 31, 2023 and 2022, our projected benefit obligation was $159 million and $158 million, respectively. Additionally, at December 31, 2023 and 2022, there were no plan assets for these plans.
At December 31, 2023 and 2022, our accumulated postretirement benefit obligations were in excess of plan assets for all postretirement plans.

We used the following assumptions to determine our pension and postretirement benefit obligations at December 31:

	Pension		Postretirement
	2023	2022	2023	2022
Discount rate	5.3%	5.6%	5.2%	5.6%
Rate of compensation increase - long-term	4.0	4.0	—	—
Health care cost trend rate assumed for next year	—	—	6.5	6.5
Ultimate trend rate	—	—	5.0	5.0
Year that the rate reaches the ultimate trend rate	—	—	2031	2028
▪Components of Net Periodic Benefit Cost (Income): Net periodic benefit cost (income) consisted of the following for the years ended December 31:

	Pension			Postretirement
(in millions)	2023	2022	2021	2023	2022	2021
Service cost	$39	$64	$68	$15	$23	$20
Interest cost	333	206	184	65	41	38
Expected return on plan assets	(485)	(493)	(522)	(8)	(13)	(14)
Amortization:
Net loss (gain)	4	96	131	(2)	18	22
Prior service cost (credit)	6	6	5	(40)	(45)	(46)
Net periodic benefit cost (income)	$(103)	$(121)	$(134)	$30	$24	$20
The following assumptions were used to determine our net periodic benefit cost (income) for the years ended December 31:

	Pension			Postretirement
	2023	2022	2021	2023	2022	2021
Discount rates:
Service cost	5.7%	3.2%	3.1%	5.7%	3.2%	3.1%
Interest cost	5.5	2.5	2.0	5.5	2.5	2.0
Expected rate of return on plan assets	6.1	6.1	6.6	7.4	7.7	7.7
Rate of compensation increase - long-term	4.0	4.0	4.0	—	—	—
Health care cost trend rate	—	—	—	6.5	6.5	6.5
▪Defined Contribution Plans: We sponsor tax-qualified defined contribution plans covering certain salaried and hourly (non-union and union) employees. Contributions and costs are determined generally as a percentage of earnings, as defined by our plans. Amounts charged to expense for these defined contribution plans totaled $109 million, $91 million and $90 million in 2023, 2022 and 2021, respectively.
▪Pension and Postretirement Plan Assets: In managing our pension assets, we implement a liability-driven investment framework that aligns plan assets with liabilities. The current equity/fixed income target allocation of 20%/80% is designed to balance pension liability hedging and asset growth in order to maintain our plan’s funded status and cover incremental service accruals and interest cost. Liability hedging is achieved through investing in rate-sensitive fixed income securities, primarily corporate bonds and U.S. Treasuries, while growth assets are comprised of publicly traded equity securities.
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

The actual composition of our plan assets at December 31, 2023 was broadly characterized with the following allocation:

	Pension		Postretirement
Equity securities	18%		53%
Corporate bonds	57%		31%
U.S. Treasury and foreign government securities and all other investments	25%	(1)	16%
(1) Amount includes U.S Treasury and foreign government securities (19%) and asset backed securities and all other investments (6%).
Our pension and postretirement plan asset performance is monitored on an ongoing basis to adjust the mix as necessary to achieve our target allocations.
Substantially all pension and all postretirement assets can be used to make monthly benefit payments.
We implement our investment strategy for our pension and postretirement plan assets by investing in long-duration fixed income securities that primarily include U.S. corporate bonds of companies from diversified industries and U.S. Treasury securities that mirror our pension obligation benchmark, as well as U.S. and international equity index strategies that are intended to mirror broad market indices, including, the Standard & Poor’s 500 Index and Morgan Stanley Capital International (“MSCI”) Europe, Australasia, and the Far East (“EAFE”) Index. Our pension and postretirement plans also invest in actively managed international equity securities of mid and small cap companies located in developed and emerging markets. For pension plan assets, our allocation to below investment grade securities represented approximately 11% of the fixed income holdings or approximately 9% of our total plan assets at December 31, 2023. Our allocation to emerging markets represented approximately 2% of total plan assets at December 31, 2023. For postretirement plan assets, our allocation to below investment grade securities represented approximately 9% of the fixed income holdings or approximately 4% of our total plan assets at December 31, 2023. Also, less than 1% of postretirement plan assets was invested in emerging markets at December 31, 2023.
Our risk management practices for our pension and postretirement plans include (i) ongoing monitoring of asset allocation, investment performance and investment managers’ compliance with their investment guidelines, (ii) periodic rebalancing between equity and debt asset classes and (iii) annual actuarial re-measurement of plan liabilities.
Our expected rate of return on pension and postretirement plan assets is determined by our plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. The forward-looking estimates are consistent with the long-term historical averages exhibited by returns on equity and fixed income securities. For determining our pension and postretirement net periodic benefit cost (income), our 2024 expected rate of return assumptions are 6.1% and 7.4%, respectively.

The fair values of our pension plan assets by asset category were as follows at December 31:

	2023			2022
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. and foreign government securities or their agencies:
U.S. government and agencies	$—	$1,114	$1,114	$—	$1,098	$1,098
U.S. municipal bonds	—	81	81	—	82	82
Foreign government and agencies	—	33	33	—	32	32
Corporate debt instruments:
Above investment grade	—	3,160	3,160	—	2,747	2,747
Below investment grade and no rating	—	716	716	—	756	756
Common stock:
International equities	360	—	360	327	—	327
U.S. equities	323	—	323	591	—	591
Asset backed securities	—	279	279	—	161	161
Other, net	47	154	201	(1)	244	243
	$730	$5,537	$6,267	$917	$5,120	$6,037
Investments measured at NAV as a practical expedient for fair value:
Collective investment funds
U.S. large cap			$388			$312
U.S. small cap			90			75
International developed markets			55			49
Total investments measured at NAV			$533			$436

Other			(25)			130
Fair value of plan assets, net			$6,775			$6,603
Level 3 holdings and transactions were immaterial to total plan assets at December 31, 2023 and 2022.

The fair values of our postretirement plan assets were as follows at December 31:

	2023			2022
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. and foreign government securities or their agencies:
U.S. government and agencies	$—	$4	$4	$—	$5	$5
Foreign government and agencies	—	2	2	—	2	2
Corporate debt instruments:
Above investment grade	—	31	31	—	37	37
Below investment grade and no rating	—	4	4	—	7	7
Other, net	1	3	4	—	3	3
	$1	$44	$45	$—	$54	$54
Investments measured at NAV as a practical expedient for fair value:
Collective investment funds:
U.S. large cap			$44			$47
International developed markets			11			18
Total investments measured at NAV			$55			$65

Other			2			3
Fair value of plan assets, net			$102			$122
There were no Level 3 postretirement plan holdings or transactions during 2023 and 2022.
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
▪Asset Backed Securities: Asset backed securities are fixed income securities such as mortgage backed securities and auto loans that are collateralized by pools of underlying assets that are unable to be sold individually. They are valued at a price that is based on a compilation of primarily observable market information or a broker quote in a non-active over-the-counter market.
▪Collective Investment Funds: Collective investment funds consist of funds that are intended to mirror indices such as Standard & Poor’s 500 Index and MSCI EAFE Index. They are valued on the basis of the relative interest of each participating investor in the fair value of the underlying assets of each of the respective collective investment funds, which are valued based on the net asset value (“NAV”), and are provided by the investment account manager as a practical expedient to estimate fair value. These investments are not classified by level but are disclosed to permit reconciliation to the fair value of plan assets.
Cash Flows: We make contributions to our pension plans to the extent that the contributions are tax deductible and pay benefits that relate to plans for salaried employees that cannot be funded under IRS regulations. Currently, we anticipate making employer contributions to our pension and postretirement plans of up to approximately $30 million for each in 2024. However, the foregoing estimates of 2024 contributions to our pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates, as well as asset performance significantly above or below the assumed long-term rate of return for each respective plan.

Estimated future benefit payments at December 31, 2023 were as follows:

(in millions)	Pension	Postretirement
2024	$494	$96
2025	478	91
2026	478	90
2027	479	90
2028	481	92
2029-2033	2,362	461
Comprehensive Earnings/Losses
We recorded the following amounts in accumulated other comprehensive losses at December 31, 2023:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net (loss) gain	$(2,236)	$19	$(39)	$(2,256)
Prior service (cost) credit	(18)	256	(5)	233
Deferred income taxes	585	(67)	12	530
Amounts recorded in accumulated other comprehensive losses	$(1,669)	$208	$(32)	$(1,493)
We recorded the following amounts in accumulated other comprehensive losses at December 31, 2022:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net (loss) gain	$(2,180)	$1	$(34)	$(2,213)
Prior service (cost) credit	(24)	293	(5)	264
Deferred income taxes	571	(68)	10	513
Amounts recorded in accumulated other comprehensive losses	$(1,633)	$226	$(29)	$(1,436)
The movements in other comprehensive earnings (losses) for the year ended December 31, 2023 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost (income):
Amortization:
Net loss (gain)	$4	$(2)	$6	$8
Prior service cost (credit)	6	(40)	—	(34)
Deferred income taxes	(2)	11	(1)	8
	$8	$(31)	$5	$(18)
Other movements during the year:
Net (loss) gain	$(60)	$20	$(11)	$(51)
Prior service (cost) credit	—	3	—	3
Deferred income taxes	16	(10)	3	9
	$(44)	$13	$(8)	$(39)
Total movements in other comprehensive earnings (losses)	$(36)	$(18)	$(3)	$(57)

The movements in other comprehensive earnings (losses) for the year ended December 31, 2022 were as follows:

(in millions)	Pension	Post-retirement	Post-employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost (income):
Amortization:
Net loss (gain)	$96	$18	$13	$127
Prior service cost (credit)	6	(45)	—	(39)
Deferred income taxes	(26)	7	(3)	(22)
	$76	$(20)	$10	$66
Other movements during the year:
Net (loss) gain	$(183)	$345	$(15)	$147
Prior service (cost) credit	—	(2)	—	(2)
Deferred income taxes	48	(87)	4	(35)
	$(135)	$256	$(11)	$110
Total movements in other comprehensive earnings (losses)	$(59)	$236	$(1)	$176
The movements in other comprehensive earnings (losses) for the year ended December 31, 2021 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost (income):
Amortization:
Net loss (gain)	$131	$22	$10	$163
Prior service cost (credit)	5	(46)	—	(41)
Deferred income taxes	(35)	7	(2)	(30)
	$101	$(17)	$8	$92
Other movements during the year:
Net (loss) gain	$465	$157	$2	$624
Prior service (cost) credit	(8)	345	—	337
Deferred income taxes	(118)	(127)	—	(245)
	$339	$375	$2	$716
Total movements in other comprehensive earnings (losses)	$440	$358	$10	$808

Note 18. Additional Information

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Research and development expense	$220	$162	$145
Interest and other debt expense, net:
Interest expense	$1,149	$1,128	$1,188
Interest income	(160)	(70)	(26)
	$989	$1,058	$1,162

The activity in the allowance for discounts and allowance for returned goods was as follows:

	For the Years Ended December 31,
(in millions)	2023		2022		2021
	Discounts	Returned Goods	Discounts	Returned Goods	Discounts	Returned Goods
Balance at beginning of year	$—	$41	$—	$50	$—	$40
Charged to costs and expenses	597	118	607	97	647	124
Deductions (1)	(597)	(120)	(607)	(106)	(647)	(114)
Balance at end of year	$—	$39	$—	$41	$—	$50
(1) Represents the recording of discounts and returns for which allowances were created.

Note 19. Contingencies
Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria and certain of our subsidiaries, including PM USA and NJOY, as well as our indemnitees. Various types of claims may be raised in these proceedings, including product liability, unfair trade practices, antitrust, income tax liability, contraband shipments, patent infringement, employment matters, claims alleging violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), claims for contribution and claims of competitors, shareholders or distributors. Legislative action, such as changes to tort law, also may expand the types of claims and remedies available to plaintiffs.
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
Although PM USA historically has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 47 states and Puerto Rico limit the dollar amount of bonds or require no bond at all. However, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases, and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. States, including Florida, also may seek to repeal or alter bond cap statutes through legislation. Although we cannot predict the outcome of such challenges, it is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.
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

Judgments Paid and Provisions for Tobacco and Health (Including Engle Progeny Litigation) and Certain Other Litigation Items: The changes in our accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

(in millions)	2023	2022	2021
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$71	$91	$9
Pre-tax charges for:
Tobacco and health and certain other litigation (1)	79	101	83
Shareholder class action and shareholder derivative lawsuits (2)	98	27	90
JUUL-related settlements (3)	242	—	—
Related interest costs	11	3	9
Payments	(155)	(151)	(100)
Accrued liability for tobacco and health and certain other litigation items at end of period	$346	$71	$91
(1) Includes judgments, settlements and fee disputes associated with tobacco and health and certain other litigation.
(2) See Shareholder Class Action and Shareholder Derivative Lawsuits - Federal and State Shareholder Derivative Lawsuits below for a discussion of the settlement of the federal and state shareholder derivative lawsuits.
(3) Includes the settlement of certain e-vapor product litigation relating to JUUL e-vapor products and the e-vapor product litigation brought by the attorneys general of Minnesota and Alaska. See E-vapor Product Litigation below for a discussion of these settlements.
The accrued liability for tobacco and health and certain other litigation items, including related interest costs, was included in accrued liabilities and other liabilities on our consolidated balance sheets. Pre-tax charges for tobacco and health and certain other litigation were included in marketing, administration and research costs in our consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net in our consolidated statements of earnings.
After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $1 billion and interest totaling approximately $241 million as of December 31, 2023. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $440 million and related interest totaling approximately $60 million.
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of December 31, 2023, PM USA has posted appeal bonds totaling approximately $35 million, which have been collateralized with restricted cash and are included in assets on our consolidated balance sheets.
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

The table below lists the number of certain tobacco-related cases pending in the United States against us as of December 31:

	2023	2022	2021
Individual Smoking and Health Cases (1)	172	162	176
Health Care Cost Recovery Actions (2)	1	1	1
E-vapor Cases (3)	5,177	5,283	3,296
Other Tobacco-Related Cases (4)	3	3	3
(1) Includes as of December 31, 2023, 16 cases filed in Illinois, 16 cases filed in New Mexico, 58 cases filed in Massachusetts and 48 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle class (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Progeny Cases). Also does not include 1,385 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages but prohibited them from seeking punitive damages. Class members were prohibited from filing individual lawsuits after 2000 under the court-approved settlement.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) Includes as of December 31, 2023, 57 class action lawsuits, 3,614 individual lawsuits and 1,506 “third party” lawsuits relating to the Multidistrict Litigation discussed under E-vapor Product Litigation below. The 57 class action lawsuits include 32 cases in the Northern District of California involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons. In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits. Also includes three patent infringement lawsuits filed against us and certain of our affiliates. For further discussion of the pending Multidistrict Litigation settlement and patent infringement litigation, see E-vapor Product Litigation below.
(4) Includes as of December 31, 2023, one inactive smoking and health case alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.
International Tobacco-Related Cases: As of January 29, 2024, (i) Altria is named as a defendant in three e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement (defined below) between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of January 29, 2024, no Engle progeny cases, three individual smoking and health case and no e-vapor cases are set for trial through March 31, 2024. Trial dates are subject to change.
Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 80 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 49 of the 80 cases. Of the 31 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 26 have reached final resolution.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of January 29, 2024.
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
Roach: In December 2023, a jury in a Hawaii state court returned a verdict in favor of plaintiff and against PM USA, awarding less than $1 million in compensatory damages and allocating 39% of the fault to PM USA. The jury found that plaintiff was not entitled to punitive damages. Final judgment not yet been entered. We intend to file post-trial motions challenging the verdict and will, if necessary, appeal.
Ricapor-Hall: In August 2023, a jury in a Hawaii state court returned a verdict in favor of plaintiff and against PM USA, awarding $6 million in compensatory damages and $8 million in punitive damages. In October 2023, the court entered judgment against PM USA for

$11 million, having reduced the compensatory damages award to $3 million based on the jury’s finding on comparative fault and a set-off against plaintiff’s settlements with other defendants, and we filed post-trial motions challenging the verdict. If necessary, we will appeal any portion of the judgment that remains following resolution of the post-trial motions.
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
Fontaine: In September 2022, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA, awarding approximately $8 million in compensatory damages and $1 billion in punitive damages. In September 2023, the court denied PM USA’s motion for a new trial and partially granted PM USA’s motion for remittitur, reducing the punitive damages award to $56 million. In December 2023, the court entered a final judgment awarding plaintiff $8 million in compensatory damages, $56 million in punitive damages and prejudgment interest. PM USA intends to appeal.
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
Engle Progeny Cases: Engle progeny cases are individual smoking and health lawsuits filed by Florida resident plaintiffs against one or more cigarette manufacturer defendants. The lawsuits arose following the Florida Supreme Court’s decertification of the class in Engle, et. al. v. R.J. Reynolds Tobacco Co., et. al., a smoking and health class action lawsuit filed in Florida state court against multiple defendants, including PM USA, in which the jury returned a verdict in favor of the plaintiff class and the trial court assessed punitive damages against the defendants. In July 2006, the Florida Supreme Court mandated that the trial court’s punitive damages award be vacated, that the class approved by the trial court be decertified and that members of the decertified class could file individual actions against defendants within one year of issuance of the mandate. Plaintiffs in Engle progeny lawsuits are entitled to rely on certain liability findings from the class action lawsuit, substantially reducing each plaintiff’s burden of proof. These liability findings stipulate: (i) that smoking causes various diseases; (ii) that nicotine in cigarettes is addictive; (iii) that defendants’ cigarettes were defective and unreasonably dangerous; (iv) that defendants concealed or omitted material information not otherwise known or available knowing that the material was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) that defendants agreed to misrepresent information regarding the health effects or addictive nature of cigarettes with the intention of causing the public to rely on this information to their detriment; (vi) that defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vii) that all defendants sold or supplied cigarettes that were defective; and (viii) that defendants were negligent.
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of January 29, 2024, approximately 345 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 441 state court plaintiffs. Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. Each federal Engle progeny case has been resolved.
Engle Progeny Trial Results: As of January 29, 2024, 145 federal and state Engle progeny cases involving PM USA have resulted in verdicts. Eighty-seven were returned in favor of plaintiffs, six of which have been reversed post-trial or on appeal and remain pending. Fifty-eight verdicts were returned in favor of PM USA, two of which have been reversed post-trial or on appeal and remain pending. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of January 29, 2024.
Post-trial activity in a case can result in final resolution that differs from the initial verdict. In many cases, parties have appealed either compensatory or punitive damages awards or both. Courts also have increased and decreased the amounts of punitive damages juries have awarded, declared mistrials and vacated judgments, in whole or in part, with respect to compensatory and punitive damages awards. Initial verdicts have been reversed in whole or in part on appeal or following retrial. Juries have returned verdicts in favor of or against PM USA awarding no damages. In cases where juries returned verdicts against PM USA awarding no damages, some trial courts have decided to award plaintiff damages notwithstanding the verdict. Cases also have been dismissed with or without prejudice before or after a verdict.
The charts below list the verdicts in and post-trial status of certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of January 29, 2024 where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated, and the second chart lists cases that have concluded in the past 12 months. In this Note 19. Contingencies, references to “R.J. Reynolds” are to R.J. Reynolds Tobacco Company. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.

Currently Pending Engle Cases with Verdicts Against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages(1)	Punitive Damages (PM USA)	Post-Trial Status
Ferraiuolo	November 2023	PM USA and R.J. Reynolds	Duval	$1 million (<$1 million PM USA)	$10 million	Post-trial motions pending.
Chacon	October 2023	PM USA	Miami-Dade	<$1 million	<$1 million	Appeals to the Third District Court of Appeal pending.
Hoffman	January 2023	PM USA	Miami-Dade	$5 million ($3 million PM USA)	$0	Appeal to the Third District Court of Appeal pending.
Levine	September 2022	PM USA and R.J. Reynolds	Miami-Dade	$1 million	$0	Appeals to the Third District Court of Appeal pending.
Schertzer	April 2022	PM USA and R.J. Reynolds	Miami-Dade	$3 million	$0	Appeal to the Third District Court of Appeal pending.
Lipp	September 2021	PM USA	Miami-Dade	$15 million	$28 million	Appeal to the Third District Court of Appeal pending.
Duignan	February 2020	PM USA and R.J. Reynolds	Pinellas	$3 million ($1 million PM USA)	$0	Retrial of punitive damages claim pending.
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	<$1 million	Post-trial motions pending.
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Appeal to the Third District Court of Appeal pending.
Kaplan (McLaughlin)	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$0	Appeal to the Fourth District Court of Appeal pending.
Cooper (Blackwood)	September 2015	PM USA and R.J. Reynolds	Broward	$5 million (<$1 million PM USA)	$0	Retrial of punitive damages claim pending.
(1) PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.

Engle Cases Concluded Within Past 12 Months
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Accrual Date	Payment Amount for Damages (if any)	Payment Date
Miller	September 2022	PM USA and R.J. Reynolds	Miami-Dade	Third quarter of 2022	<$1 million	December 2022
Tuttle	August 2022	PM USA	Duval	Third quarter of 2022	<$1 million	October 2022
Garcia	May 2021	PM USA	Miami-Dade	Fourth quarter of 2023	$3 million	December 2023
Holliman	February 2019	PM USA	Miami-Dade	Fourth quarter of 2022	$3 million	January 2023
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
As of January 29, 2024, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to us) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the United States). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
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
In addition to the cases brought in the United States, health care cost recovery actions have been brought against tobacco industry participants, including PM USA and Altria, in Canada (10 cases), and other entities have stated that they are considering filing such actions.
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
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $10.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million, on a pro rata basis based on market share. These quarterly payments are expected to end in the fourth quarter of 2024. For the years ended December 31, 2023, 2022 and 2021, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $3.7 billion, $3.9 billion and $4.3 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
NPM Adjustment Disputes: The “NPM Adjustment” is a reduction in MSA payments made by the OPMs and those manufacturers that are subsequent signatories to the MSA (collectively, the “participating manufacturers” or “PMs”) that applies if the PMs collectively lose at least a specified level of market share to non-participating manufacturers since 1997, subject to certain conditions and defenses. The applicability of this reduction has been subject to certain disputes, some of which have been resolved via settlement, as discussed below.

Settlements of NPM Adjustment Disputes.
▪Multi-State Settlement. As of January 2022, a total of 36 states and territories had settled NPM Adjustment disputes relating to varying periods of time. In March 2022 and August 2023, Illinois and Iowa, respectively, joined the multi-state settlement, bringing the total number of states and territories that have joined the multi-state settlement to 38. In the first quarter of 2022, PM USA recorded $80 million, $20 million of which related to the 2019 through 2021 “transition years,” as a reduction in cost of sales as a result of Illinois joining the multi-state settlement. As a result of Iowa joining the multi-state settlement, PM USA will receive approximately $19 million for 2005 through 2022, $4 million of which relates to the 2020 through 2022 “transition years.” Accordingly, PM USA recorded $19 million as a reduction in cost of sales in the third quarter of 2023. Pursuant to the multi-state settlement, PM USA has received $1.24 billion since the first group of states entered the NPM Adjustment dispute settlement in 2014 and expects to receive approximately $353 million in credits to offset PM USA’s MSA payments through 2039.
▪New York Settlement. In 2015, PM USA entered into a separate NPM Adjustment settlement in which PM USA settled the NPM Adjustment disputes with New York in perpetuity. PM USA has received $503 million pursuant to the New York settlement and expects to receive annual credits applied against the MSA payments due to New York going forward.
▪Montana Settlement. In 2020, PM USA entered into a separate NPM Adjustment settlement in which PM USA settled the NPM Adjustment disputes with Montana through 2030, resulting in a payment from PM USA to Montana for an immaterial amount.
Continuing NPM Adjustment Disputes with States That Have Not Settled.
▪2004 NPM Adjustment. The PMs and the nine states that had not settled the NPM Adjustment disputes for 2004 participated in a multi-state arbitration. Iowa subsequently joined the multistate settlement in August 2023. The arbitration panel found three of the remaining eight states that have not settled the NPM Adjustment disputes, Washington, Missouri and New Mexico, were not diligent in the enforcement of their escrow statutes in 2004, and PM USA received approximately $52 million on account of the 2004 NPM Adjustment as a credit against its April 2023 MSA payment. PM USA recorded $44 million and $8 million in third quarter of 2021 and fourth quarter of 2022, respectively. Washington, Missouri and New Mexico have challenged those determinations in their respective state courts, and several issues remain to be resolved by the state trial and appellate courts that may affect the final amount of the 2004 NPM adjustment PM USA and other PMs will receive.
▪2005-2007 NPM Adjustments. The PMs and the eight states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005-2007, for seven of the eight states, and one year, 2005, for one state. As of January 29, 2024, the arbitration panel had issued decisions for Maryland and Washington, finding Maryland diligent for all three years and Washington not diligent for all three years. PM USA recorded $14 million as a reduction of costs of sales and $21 million as interest income in the fourth quarter of 2023 for its estimate of the minimum amount of the 2005 through 2007 NPM Adjustment it will receive.
▪Subsequent Years. No assurance can be given as to when proceedings for 2008 and subsequent years will be scheduled or the precise form those proceedings will take.
Other Disputes under the State Settlement Agreements: The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the allocations of any NPM Adjustments and related settlements, have been and may continue to be affected by R.J. Reynolds’s acquisition of Lorillard Tobacco Company in 2015 and its related sale of certain cigarette brands to ITG (the “ITG transferred brands”). PM USA continues to dispute how the ITG transferred brands are treated in allocating the NPM Adjustments and profit adjustments under the State Settlement Agreements.
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
In June 2020, the U.S. government filed a motion with the district court asking for clarification as to whether the court-ordered injunction that applies to cigarettes discussed above also applies to HeatSticks, a heated tobacco product used with the IQOS System. In August 2020, we filed an opposition to the government’s motion and, in the alternative, a motion to modify the injunction to make clear it does not apply to HeatSticks. In July 2023, the district court ruled that HeatSticks are cigarettes as defined in the court ordered injunction. The district court also ruled that PM USA can make FDA authorized reduced exposure claims about HeatSticks. In September 2023, PM USA appealed the district court’s ruling that HeatSticks are subject to the court’s injunction. In connection with our assignment of exclusive U.S. commercialization rights to the IQOS System to PMI, the U.S. government has asserted that the assignment of those rights required district court approval and was subject to PMI becoming bound by the court-ordered injunction and, in January 2024, requested that we petition the district court for approval of that agreement.
E-vapor Product Litigation
As of January 29, 2024, we are defendants in 57 class action lawsuits, 3,614 individual lawsuits and 1,506 “third party” lawsuits relating to JUUL e-vapor products, which include school districts, state and local governments and tribal and healthcare organization lawsuits. We refer to this litigation collectively as the “Multidistrict Litigation.” The 57 class action lawsuits include 32 cases involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons. Three of the class action lawsuits are pending in Canada. The theories of recovery in the Multidistrict Litigation include violation of RICO, fraud, failure to warn, design defect, negligence and unfair trade practices. Plaintiffs seek various remedies, including compensatory and punitive damages, restitution or remediation (for plaintiffs that are government entities) and an injunction prohibiting product sales.
An additional group of cases is pending in California state courts. In January 2020, the Judicial Council of California determined that this group of cases was appropriate for coordination and assigned the group to the Superior Court of California, Los Angeles County, for pretrial purposes.
In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits as well as the group of cases pending in a consolidated California state court proceeding for $235 million, for which amount we recorded a pre-tax provision in the second quarter of 2023. In September 2023, the court granted preliminary approval of the class action settlement. The settlement is conditioned on certain participation rates among plaintiffs, and certain plaintiffs may opt out of the settlement and attempt to continue litigating their individual cases. The settlement applies to all of the Multidistrict Litigation except 35 “third party” cases brought by Native American tribes and the three class action lawsuits pending in Canada. The settlement also does not apply to the cases brought by state attorneys general, discussed below, or 17 putative class actions antitrust lawsuits. For a description of the antitrust cases not subject to the settlement, see Antitrust Litigation below.
Four of the “third party” lawsuits noted above against us and JUUL were initiated, individually, by the attorneys general of Alaska, Hawaii, Minnesota and New Mexico alleging violations of state consumer protection and other similar laws. We filed motions to dismiss the lawsuits. In Alaska, Hawaii, Minnesota and New Mexico, the motions were denied in February 2022, May 2021, June 2021 and December 2023, respectively. In April 2023 and January 2024, we agreed to settle the Minnesota and Alaska lawsuits, respectively, for immaterial amounts. The trial court in the Hawaii lawsuit has set the trial for February 2024. In January 2024, we agreed to the terms of a tentative settlement of the Hawaii lawsuit for an immaterial amount. As of January 29, 2024, the trial court in New Mexico has not set a trial date.
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
In August 2023, NJOY filed a complaint against JUUL in the United States District Court for the District of Delaware asserting claims of patent infringement based on the sale of certain JUUL e-vapor products, including the currently marketed JUUL device and JUULpods, in the United States. The lawsuit is currently stayed. Also in August 2023, NJOY filed a related action against JUUL with the ITC alleging patent infringement and seeking a ban on the importation and sale of the same JUUL products in the United States.
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
PM USA, ALCS and Philip Morris Products S.A. filed counterclaims against plaintiffs in the Eastern District of Virginia lawsuit alleging patent infringement by R.J. Reynolds’ e-vapor products. In June 2022, PM USA and ALCS reached an agreement with R.J. Reynolds resulting in dismissal of their counterclaims. In addition, ALCS filed a separate lawsuit against R.J. Reynolds in the U.S. District Court for the Middle District of North Carolina also alleging patent infringement by R.J. Reynolds’ e-vapor products. In September 2022, a jury awarded ALCS $95 million in damages for past infringement, plus supplemental damages and interest. In January 2023, the court ordered R.J. Reynolds to pay ALCS a 5.25% royalty on future sales of its infringing product resulting in positive net income through the expiration of the relevant patents in 2035. R.J. Reynolds has filed a notice of appeal of the judgment. As gains related to this lawsuit have not yet been determined to be realized or realizable in accordance with GAAP, they have not been recognized in our consolidated financial statements for the fiscal year ended December 31, 2023.
In April 2020, a related patent infringement action was filed against the same defendants by the same plaintiffs, as well as R.J. Reynolds, with the ITC, but the remedies sought included a prohibition on the importation of the IQOS System electronic device, Marlboro HeatSticks and component parts into the United States and on the sale of any such products previously imported into the United States. No damages are recoverable in the proceedings before the ITC. In September 2021, the ITC issued a limited exclusion order barring the importation of the IQOS System electronic device, Marlboro HeatSticks and the infringing components into the United States and a cease and desist order barring domestic sales, marketing and distribution of these imported products. The orders became effective in November 2021. Consequently, PM USA removed the IQOS System electronic device and Marlboro HeatSticks from the marketplace. In December 2021, defendants appealed the orders to the U.S. Court of Appeals for the Federal Circuit and, in March 2023, the U.S. Court of Appeals for the Federal Circuit issued its decision affirming the ITC exclusion order in full.
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
Antitrust Litigation
In March 2023, we entered into a stock transfer agreement with JUUL pursuant to which, among other things, we transferred to JUUL all of our beneficially owned JUUL equity securities. See Note 7. Investments in Equity Securities for a discussion of our disposition of our investment in JUUL.
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

Also as of January 29, 2024, 17 putative class action lawsuits have been filed against Altria and JUUL in the U.S. District Court for the Northern District of California. The lawsuits initially named, in addition to the two companies, certain senior executives and certain members of the board of directors of both companies as defendants; however, those individuals currently or formerly affiliated with Altria were later dismissed. In November 2020, these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, cite the FTC administrative complaint and allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Act and Section 7 of the Clayton Act and various state antitrust, consumer protection and unjust enrichment laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid and rescission of the transaction. We filed a motion to dismiss these lawsuits in January 2021. In August 2021, the U.S. District Court for the Northern District of California denied our motion to dismiss except with respect to plaintiffs’ claims for injunctive and equitable relief. However, plaintiffs were granted the opportunity to replead such claims by the trial court, which plaintiffs did in September 2021. In January 2022, the trial court ordered that the direct-purchaser plaintiffs’ claims against JUUL be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement. The court granted plaintiffs’ leave to replead the complaint with new direct-purchaser plaintiffs, which plaintiffs did in February 2022, substituting four new plaintiffs. In September 2023, the direct-purchaser plaintiffs filed a third amended consolidated class action complaint, substituting three of the four named plaintiffs. In October 2023, JUUL filed a motion to compel arbitration as to certain new direct-purchaser plaintiffs and a motion to dismiss the direct-purchaser plaintiffs’ claims for injunctive relief. Altria joined the motion to dismiss the injunctive relief claims. The trial is set to commence in May 2026.
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
Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or our other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of January 29, 2024, two “Lights/Ultra Lights” class actions are pending in U.S. state courts. Neither case is active.
As of January 29, 2024, one smoking and health case alleging personal injury or seeking court-supervised programs or an ongoing medical monitoring program on behalf of individuals exposed to ETS and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including disgorgement. Defenses raised in these cases have included lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of January 29, 2024, there is no such case pending against UST and/or its tobacco subsidiaries.
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
We provide for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change. Other than those amounts, it is not possible to reasonably estimate the cost of any environmental remediation and compliance efforts that we may undertake in the future. In the opinion of our management, however, compliance with environmental laws and regulations, including the payment of any remediation costs or damages and the making of related expenditures, has not had a material adverse effect on our consolidated results of operations, capital expenditures, financial position or cash flows.
Guarantees and Other Similar Matters
In the ordinary course of business, we have agreed to indemnify a limited number of third parties in the event of future litigation. At December 31, 2023, we (i) had $48 million of unused letters of credit obtained in the ordinary course of business and (ii) were contingently liable for guarantees related to our own performance, including $19 million for surety bonds recorded on our consolidated balance sheet. In addition, from time to time, we issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on our liquidity.
Under the terms of a distribution agreement between Altria and PMI (“Distribution Agreement”), entered into as a result of our 2008 spin-off of our former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. We do not have a related liability recorded on our consolidated balance sheet at December 31, 2023 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the IQOS System patent litigation discussed above under IQOS Litigation, excluding the patent infringement case filed with the U.S. District Court for the Northern District of Georgia.
As part of the supplier financing program, Altria guarantees the financial obligations of ALCS under the financing program agreement. For further discussion of the supplier financing program, see Note 5. Supplier Financing.
PM USA guarantees our obligations under our outstanding debt securities, any borrowings under our $3.0 billion Credit Agreement and any amounts outstanding under our commercial paper program. For further discussion, see Note 10. Long-Term Debt.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Altria Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Altria Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management On Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in the Report of Management On Internal Control Over Financial Reporting, management has excluded NJOY Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2023 because it was acquired by the Company in a business combination during 2023. We have also excluded NJOY Holdings, Inc. from our audit of internal control over financial reporting. NJOY Holdings, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting each represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.
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
Tobacco and Health Litigation
As described in Note 19 to the consolidated financial statements, legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against the Company as well as its respective indemnitees. The Company records provisions in the consolidated financial statements for pending litigation when management determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The Company’s most significant category of legal proceedings is tobacco and health litigation. The Company’s accrued liability for tobacco and health litigation makes up a significant portion of the tobacco and health and certain other litigation items liability of $346 million as of December 31, 2023. While it is reasonably possible that an unfavorable outcome in a case may occur, except for those cases which have been accrued for: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco and health related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco and health related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.
The principal considerations for our determination that performing procedures relating to tobacco and health litigation is a critical audit matter are (i) the significant judgment by management when determining if a loss for tobacco and health litigation should be recorded in the consolidated financial statements and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination of whether a loss should be recorded.
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
Skoal Trademark Impairment Assessment
As described in Notes 2 and 6 to the consolidated financial statements, the Company’s Skoal trademark had a carrying value of $3.9 billion as of December 31, 2023. Management conducts an annual review of indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require management to perform an interim review. During 2023, management’s annual impairment test of indefinite-lived intangible assets resulted in no impairment charges. As disclosed by management, the Company uses an income approach to estimate the fair values of its indefinite-lived intangible assets. The income approach reflects the discounting of expected future cash flows to their present value at a rate of return that incorporates the risk-free rate for use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. In performing the 2023 valuation, management’s cash flow analysis for the Skoal trademark included significant judgments and assumptions related to volume, revenue, income, perpetual growth rate and discount rate.
The principal considerations for our determination that performing procedures relating to the Skoal trademark impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Skoal trademark; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue, perpetual growth rate, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessments, including controls over the valuation of the Company’s Skoal trademark. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Skoal trademark; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue, perpetual growth rate, and the discount rate. Evaluating management’s assumptions related to revenue and perpetual growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Skoal brand; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income approach; and (ii) the reasonableness of the discount rate assumption.
Acquisition of NJOY Holdings, Inc. – Valuation of Developed Technology
As described in Notes 1 and 3 to the consolidated financial statements, the Company completed the acquisition of NJOY Holdings, Inc. (“NJOY”) on June 1, 2023 for total consideration of $2.9 billion. Of the acquired intangible assets, $1 billion of developed technology was recorded. Management determined the preliminary fair value of the developed technology intangible asset using an income approach. The significant assumptions used by management in determining the preliminary fair value of the developed technology intangible asset included volume growth rates, operating margins, the assessment of acquired technology life cycles, the discount rate, as well as other factors.
The principal considerations for our determination that performing procedures relating to the valuation of developed technology acquired in the acquisition of NJOY is a critical audit matter are (i) the significant judgment by management when developing the preliminary fair value estimate of the developed technology acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to volume growth rates, operating margins, the assessment of acquired technology life cycles, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with performing our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the acquired developed technology. These procedures also included, among others (i) reading the purchase agreement and vouching the cash paid for the acquisition; (ii) testing management’s process for developing the preliminary fair value estimate of developed technology acquired; (iii) evaluating the appropriateness of the income approach used by management; (iv) testing the completeness and accuracy of the underlying data used in the income approach; and (v) evaluating the reasonableness of the significant assumptions used by management related to the volume growth rates, operating margins, the assessment of the acquired technology life cycles, and the discount rate. Evaluating management’s assumptions related to the volume growth rates and operating margins involved considering (i) the current and past performance of the NJOY business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skills and knowledge were used to assist in evaluating (i) the appropriateness of the income approach utilized by management; and (ii) the reasonableness of the acquired technology life cycles and the discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Richmond, Virginia
February 1, 2024
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
Management assessed the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2023. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of Altria Group, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of Altria Group, Inc.’s Board of Directors.
Based on this assessment, management determined that, as of December 31, 2023, Altria Group, Inc. maintained effective internal control over financial reporting.
Management of Altria Group, Inc. excluded NJOY Holdings, Inc., a wholly owned subsidiary, from its assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by Altria Group, Inc. in a business combination during 2023. NJOY Holdings, Inc.’s total assets and total revenues each represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of Altria Group, Inc. included in this report, has audited the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2023, as stated in their report herein.

February 1, 2024

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

Item 9B. Other Information.
During the quarter ended December 31, 2023, none of our directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Except for the information relating to the executive officers set forth in Item 10, the information called for by Items 10-14 is hereby incorporated by reference to our definitive proxy statement for use in connection with our Annual Meeting of Shareholders to be held on May 16, 2024 that is expected to be filed with the SEC on or about April 4, 2024 (“proxy statement”), and, except as indicated therein, made a part hereof.

Item 10. Directors, Executive Officers and Corporate Governance.
Refer to “Board and Governance Matters - Proposal 1 - Election of Directors” and “Board and Governance Matters - Board and Committee Governance” sections of the proxy statement.
Information about Our Executive Officers as of February 15, 2024:

Name	Office	Age
Jody L. Begley	Executive Vice President and Chief Operating Officer	52
Daniel J. Bryant	Vice President and Treasurer	54
Steven D’Ambrosia	Vice President and Controller	57
Murray R. Garnick	Executive Vice President and General Counsel	64
William F. Gifford, Jr.	Chief Executive Officer	53
Salvatore Mancuso	Executive Vice President and Chief Financial Officer	58
Heather A. Newman	Senior Vice President, Chief Strategy & Growth Officer	46
W. Hildebrandt Surgner, Jr.	Vice President, Corporate Secretary and Associate General Counsel	58
Charles N. Whitaker	Senior Vice President, Chief Human Resources Officer and Chief Compliance Officer	57
All of the above-mentioned executive officers have been employed by Altria or our subsidiaries in various capacities during the past five years.
As previously announced, Mr. Garnick will retire as Executive Vice President and General Counsel, effective April 1, 2024. Robert A. McCarter III (age 51) was elected to become Executive Vice President and General Counsel upon Mr. Garnick’s retirement. Mr. McCarter currently serves as Senior Vice President and Associate General Counsel, ALCS, a position he has held since November 2020.

Prior to this role, he served as Vice President and Associate General Counsel, ALCS, from July 2015 through October 2020. Mr. McCarter has been continuously employed by ALCS in legal positions since 2015.
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

Item 11. Executive Compensation.
Refer to “Executive Compensation,” and “Board and Governance Matters - Director Compensation” sections of our proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under our equity compensation plans at December 31, 2023, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by shareholders (1)	4,400,304 (2)	$—	21,022,161 (3)
(1)Our shareholders have approved the following plans, shares of which are referenced in column (a) or column (c): the 2015 Performance Incentive Plan, the 2020 Performance Incentive Plan and the 2015 Stock Compensation Plan for Non-Employee Directors.
(2)Represents 3,472,801 shares of restricted stock units and 927,503 shares that may be issued upon vesting of performance stock units if maximum performance measures are achieved.
(3)Includes 20,432,234 shares available under the 2020 Performance Incentive Plan and 589,927 shares available under the 2015 Stock Compensation Plan for Non-Employee Directors, and excludes shares reflected in column (a).
Refer to “Ownership of Equity Securities of Altria - Directors, Nominees and Executive Officers” and “Ownership of Equity Securities of Altria - Certain Other Beneficial Owners” sections of our proxy statement.

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
In accordance with Regulation S-X Rule 3-09, the audited financial statements of ABI for the year ended December 31, 2023 will be filed by amendment within six months after ABI’s year ended December 31, 2023.
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

4.1	Description of Altria Group, Inc.’s Registered Securities. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-08940).

4.2	Indenture between Altria Group, Inc. and The Bank of New York (as successor in interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee, dated as of December 2, 1996. Incorporated by reference to Altria Group, Inc.’s Registration Statement on Form S-3/A filed on January 29, 1998 (No. 333-35143).

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

10.13
5-Year Revolving Credit Agreement, dated as of October 24, 2023, among Altria Group, Inc., JPMorgan Chase Bank, N.A. and Citibank, N.A., as administrative agents, and the lenders named therein. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 25, 2023 (File No. 1-08940).

10.14
Guarantee made by Philip Morris USA Inc. in favor of the lenders party to the 5-Year Revolving Credit Agreement, dated as of October 24, 2023, among Altria Group, Inc., the lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as administrative agents, dated as of October 24, 2023. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 25, 2023 (File No. 1-08940).

10.15
Benefit Equalization Plan, effective September 2, 1974, as amended. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08940).*

10.16
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

10.18	Amendment to Benefit Equalization Plan, effective January 1, 2019. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for year ended December 31, 2018 (File No. 1-08940).*

10.19	Form of Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).*

10.20
Long-Term Disability Benefit Equalization Plan, effective as of January 1, 1989, as amended. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 1-08940).*

10.21
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

10.23	2015 Performance Incentive Plan, effective on May 1, 2015. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement on Schedule 14A filed on April 9, 2015 (File No. 1-08940).*

10.24
2020 Performance Incentive Plan. Incorporated by reference to Exhibit A to Altria Group, Inc.'s Definitive Proxy Statement on Schedule 14A filed on April 2, 2020, as amended by Altria Group, Inc.'s Supplement to Proxy Statement on Schedule 14A filed on April 17, 2020 (File No. 1-08940).*

10.25	Form of Indemnity Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 30, 2006 (File No. 1-08940).

10.26
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

10.28	Form of Restricted Stock Unit Agreement (2020). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (File No. 1-08940).*

10.29	Form of Performance Stock Unit Agreement (2020). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (File No. 1-08940).*

10.30	Form of Restricted Stock Unit Agreement (2021). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 (File No. 1-08940).*

10.31	Form of Performance Stock Unit Agreement (2021). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 (File No. 1-08940).*

10.32	Form of Restricted Stock Unit Agreement (2022). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 (File No. 1-08940).*

10.33	Form of Performance Stock Unit Agreement (2022). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 (File No. 1-08940).*

10.34	Form of Restricted Stock Unit Agreement (2023). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 (File No. 1-08940).*

10.35	Form of Performance Stock Unit Agreement (2023). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 (File No. 1-08940).*

10.36
Form of Executive Confidentiality and Non-Competition Agreement (October 2018). Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-08940).*

10.37
Form of Confidentiality and Non-Competition Agreement (February 2019). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 1-08940).*

10.38	Form of Letter Regarding Reimbursement of Legal Expenses. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-08940).*

10.39
Time Sharing Agreement between Altria Client Services LLC and William F. Gifford, Jr., dated February 23, 2023. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-08940).*

10.40	Form of Agreement and General Release (September 2019). Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-08940).*

21	Subsidiaries of Altria Group, Inc.

22	Guarantor Subsidiary of the Registrant.

23	Consent of independent registered public accounting firm.

24	Powers of attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Altria Group, Inc. Dodd-Frank Compensation Recoupment Policy.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date: February 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

/s/ WILLIAM F. GIFFORD, JR. (William F. Gifford, Jr.)		Director and Chief Executive Officer	February 27, 2024

/s/ SALVATORE MANCUSO (Salvatore Mancuso)		Executive Vice President and Chief Financial Officer	February 27, 2024

/s/ STEVEN D’AMBROSIA (Steven D’Ambrosia)		Vice President and Controller	February 27, 2024

* IAN L.T. CLARKE, MARJORIE M. CONNELLY, R. MATT DAVIS, DEBRA J. KELLY-ENNIS, KATHRYN B. MCQUADE, GEORGE MUÑOZ, NABIL Y. SAKKAB, VIRGINIA E. SHANKS, ELLEN R. STRAHLMAN, M. MAX YZAGUIRRE		Directors

* By:	/s/ WILLIAM F. GIFFORD, JR. (WILLIAM F. GIFFORD, JR. ATTORNEY-IN-FACT)		February 27, 2024