Form 10-Q
period 2024-03-31
ALTRIA GROUP, INC.
filed 2024-04-25
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At April 16, 2024, there were 1,717,626,424 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)
______________________________

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$3,608	$3,686
Receivables	77	71
Inventories:
Leaf tobacco	610	649
Other raw materials	199	204
Work in process	27	22
Finished product	405	340
	1,241	1,215
Income taxes	173	496
Other current assets	99	117
Total current assets	5,198	5,585

Property, plant and equipment, at cost	4,515	4,582
Less accumulated depreciation	2,891	2,930
	1,624	1,652

Goodwill	6,945	6,791
Other intangible assets, net	13,439	13,686
Investments in equity securities	8,396	10,011
Other assets	873	845
Total Assets	$36,475	$38,570

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)
________________________________________________

	March 31, 2024	December 31, 2023
Liabilities
Current portion of long-term debt	$—	$1,121
Accounts payable	504	582
Accrued liabilities:
Marketing	720	716
Settlement charges	3,420	2,563
Other	1,901	1,902
Deferred gain from the sale of IQOS System commercialization rights	2,700	2,700
Dividends payable	1,690	1,735
Total current liabilities	10,935	11,319

Long-term debt	25,042	25,112
Deferred income taxes	2,699	2,799
Accrued pension costs	128	130
Accrued postretirement health care costs	1,079	1,079
Other liabilities	1,656	1,621
Total liabilities	41,539	42,060
Contingencies (Note 13)
Stockholders’ Equity (Deficit)
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,521	5,906
Earnings reinvested in the business	31,535	31,094
Accumulated other comprehensive losses	(2,266)	(2,673)
Cost of repurchased stock (1,088,334,893 shares at March 31, 2024 and 1,042,499,542 shares at December 31, 2023)	(40,839)	(38,802)
Total stockholders’ equity (deficit) attributable to Altria	(5,114)	(3,540)
Noncontrolling interests	50	50
Total stockholders’ equity (deficit)	(5,064)	(3,490)
Total Liabilities and Stockholders’ Equity (Deficit)	$36,475	$38,570

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)
_____________________________________

For the Three Months Ended March 31,	2024	2023
Net revenues	$5,576	$5,719
Cost of sales	1,437	1,434
Excise taxes on products	859	956
Gross profit	3,280	3,329
Marketing, administration and research costs	606	572
Operating income	2,674	2,757
Interest and other debt expense, net	254	229
Net periodic benefit income, excluding service cost	(24)	(31)
(Income) losses from investments in equity securities	(295)	80
Earnings before income taxes	2,739	2,479
Provision for income taxes	610	692
Net earnings	$2,129	$1,787
Per share data:
Basic and diluted earnings per share	$1.21	$1.00

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)
_____________________

For the Three Months Ended March 31,	2024	2023
Net earnings	$2,129	$1,787
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	(1)	(6)
ABI	402	(12)
Currency translation adjustments and other	6	10
Other comprehensive earnings (losses), net of deferred income taxes	407	(8)
Comprehensive earnings	$2,536	$1,779

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Three Months Ended March 31, 2024 and 2023
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital		Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2023	$935	$5,906		$31,094	$(2,673)	$(38,802)	$50	$(3,490)
Net earnings	—	—		2,129	—	—	—	2,129
Other comprehensive earnings (losses), net of deferred income taxes	—	—		—	407	—	—	407
Stock award activity	—	(25)		—	—	23	—	(2)
Cash dividends declared ($0.98 per share)	—	—		(1,688)	—	—	—	(1,688)
Repurchases of common stock	—	(360)	(1)	—	—	(2,040)	—	(2,400)
Other	—	—		—	—	(20)	—	(20)
Balances, March 31, 2024	$935	$5,521		$31,535	$(2,266)	$(40,839)	$50	$(5,064)

Balances, December 31, 2022	$935	$5,887	$29,792	$(2,771)	$(37,816)	$50	$(3,923)
Net earnings	—	—	1,787	—	—	—	1,787
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(8)	—	—	(8)
Stock award activity	—	(21)	—	—	20	—	(1)
Cash dividends declared ($0.94 per share)	—	—	(1,681)	—	—	—	(1,681)
Balances, March 31, 2023	$935	$5,866	$29,898	$(2,779)	$(37,796)	$50	$(3,826)
(1) Represents the remaining 15% of the Repurchase Price related to the ASR transactions. See Note 1. Background and Basis of Presentation.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)
_____________________

For the Three Months Ended March 31,	2024	2023
Cash Provided by (Used in) Operating Activities
Net earnings	$2,129	$1,787
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	65	52
Deferred income tax provision (benefit)	(138)	(20)
Unrecognized tax benefit (1)	33	269
(Income) losses from investments in equity securities	(295)	80
Cash effects of changes:
Receivables	(6)	(34)
Inventories	(26)	(72)
Accounts payable	(61)	(115)
Income taxes	671	409
Accrued liabilities and other current assets	(377)	(369)
Accrued settlement charges	857	895
Pension plan contributions	(4)	(7)
Pension and postretirement, net	(29)	(34)
Other, net	58	143
Net cash provided by (used in) operating activities	2,877	2,984
Cash Provided by (Used in) Investing Activities
Capital expenditures	(35)	(55)
Proceeds from the ABI Transaction (2)	2,353	—
Other, net	(2)	(1)
Net cash provided by (used in) investing activities	$2,316	$(56)
(1) 2023 relates to unrecognized tax benefit from the ordinary loss for cash tax purposes with respect to a portion of our tax basis associated with our former investment in JUUL, partially offset by our estimated corporate alternative minimum tax credit carryforward.
(2) For further discussion of the ABI Transaction, see Note 5. Investments in Equity Securities.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)
_____________________

For the Three Months Ended March 31,	2024	2023
Cash Provided by (Used in) Financing Activities
Long-term debt repaid	$(1,121)	$(1,348)
Repurchases of common stock (1)	(2,400)	—
Dividends paid on common stock	(1,733)	(1,683)
Other, net	(14)	(14)
Net cash provided by (used in) financing activities	(5,268)	(3,045)
Cash, cash equivalents and restricted cash:
Increase (decrease)	(75)	(117)
Balance at beginning of period	3,721	4,091
Balance at end of period	$3,646	$3,974

The following table provides a reconciliation of cash, cash equivalents and restricted cash (2) to the amounts reported on our condensed consolidated balance sheets:
	At March 31, 2024	At December 31, 2023
Cash and cash equivalents	$3,608	$3,686
Restricted cash included in other current assets	8	5
Restricted cash included in other assets	30	30
Cash, cash equivalents and restricted cash	$3,646	$3,721
(1) Includes $360 million (15% of the Repurchase Price) paid in March 2024 related to the ASR transactions. See Note 1. Background and Basis of Presentation.
(2) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 13. Contingencies.

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
▪Background: At March 31, 2024, our wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco products (“MST”) and snus products; Helix Innovations LLC (“Helix”), which operates in the United States and Canada, and Helix Innovations GmbH and its affiliates (“Helix International”), which operate internationally in the rest-of-world, are engaged in the manufacture and sale of oral nicotine pouches; and NJOY, LLC (“NJOY”), which is engaged in the manufacture and sale of e-vapor products. Other wholly owned subsidiaries included Altria Group Distribution Company (“AGDC”), which provides sales and distribution services to our domestic operating companies; and Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, research and product development, consumer engagement, finance, human resources and external affairs. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by our subsidiaries. At March 31, 2024, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At March 31, 2024, we also owned a 75% economic interest in Horizon Innovations LLC (“Horizon”), a joint venture with JTI (US) Holding, Inc., a subsidiary of Japan Tobacco Inc., which owned the remaining 25% economic interest. Horizon is structured to exist in perpetuity and is responsible for the U.S. marketing and commercialization of heated tobacco stick products owned by either party.
At March 31, 2024, we had investments in Anheuser-Busch InBev SA/NV (“ABI”) and Cronos Group Inc. (“Cronos”). In March 2024, we sold a portion of our investment in ABI (“ABI Transaction”). For further discussion of our investments in equity securities and the ABI Transaction, see Note 5. Investments in Equity Securities.
▪Share Repurchases: In January 2023, our Board of Directors (“Board of Directors” or “Board”) authorized a $1.0 billion share repurchase program (“January 2023 share repurchase program”), which we completed in December 2023.
In January 2024, our Board of Directors authorized a new $1.0 billion share repurchase program that it increased to $3.4 billion in March 2024 (as increased, “January 2024 share repurchase program”). In connection with the ABI Transaction, we entered into accelerated share repurchase (“ASR”) transactions under two separate agreements with bank counterparties (collectively, “ASR Agreements”) to repurchase an aggregate $2.4 billion (“Repurchase Price”) of our common stock. In March 2024, we paid the Repurchase Price and received 46.5 million shares of our common stock, which represented an aggregate value of approximately 85% or $2,040 million of the Repurchase Price based on the closing price per share of our common stock on the date we entered into the ASR Agreements. Upon final settlement of each of the ASR transactions (for the remaining 15% or $360 million of the Repurchase Price), which we expect to occur by June 30, 2024, we may be entitled to receive additional shares or, under certain circumstances specified in the ASR Agreements, may be required to deliver shares of our common stock or cash, at our option, to the applicable bank counterparty. The total number of shares to be repurchased under the ASR Agreements will be based on volume-weighted average prices of our common stock during the term of the ASR transactions, less a discount and subject to certain adjustments pursuant to the terms of the ASR Agreements. The ASR transactions are accounted for as equity transactions and included in cost of repurchased stock on our condensed consolidated balance sheet when the shares are received. At March 31, 2024, the remaining $360 million was recorded as a reduction in additional paid in capital on our condensed consolidated balance sheet, and we had $1.0 billion remaining under the January 2024 share repurchase program. The timing of share repurchases depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.

Our share repurchase activity, which consisted only of shares purchased under the ASR Agreements, was as follows:

(in millions, except per share data)	For the Three Months Ended March 31, 2024
Total number of shares repurchased	46.5
Aggregate cost of shares repurchased (1)	$2,040
Average price per share of shares repurchased (2)	$43.87
(1) Subject to final settlement of each of the ASR transactions, which we expect to occur by June 30, 2024, but may occur earlier in certain circumstances. Until final settlement, $360 million (15% of the Repurchase Price) will remain in additional paid in capital on our condensed consolidated statement of stockholders’ equity (deficit).
(2) The final price per share of shares repurchased under each ASR Agreement will be determined at the end of the applicable purchase period, which is scheduled to occur by June 30, 2024, but may occur earlier in certain circumstances.
For the three months ended March 31, 2023, there were no share repurchases.
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
These statements should be read in conjunction with our audited consolidated financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2023.
Certain immaterial prior year amounts have been reclassified to conform with the current year’s presentation.
On January 1, 2024, we adopted Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU No. 2022-03”). This guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance also specifies required disclosures for equity securities subject to contractual sale restrictions. We applied ASU No. 2022-03 for the fair value disclosure of our investment in ABI. For further discussion, see Note 5. Investments in Equity Securities.
For a description of issued accounting guidance applicable to, but not yet adopted by, us, see Note 14. New Accounting Guidance Not Yet Adopted.
Note 2. Acquisition of NJOY
On June 1, 2023, we acquired NJOY Holdings (“NJOY Transaction”), which provided us with full global ownership of NJOY’s e-vapor product portfolio, including NJOY ACE, currently the only pod-based e-vapor product with market authorizations from the U.S. Food and Drug Administration (“FDA”). The total consideration for the NJOY Transaction of approximately $2.9 billion consisted of approximately $2.75 billion in cash payments (net of cash acquired) plus the fair value of up to $500 million in additional cash payments that are contingent on receipt of FDA authorizations with respect to certain NJOY products. The fair value of these contingent payments at March 31, 2024, December 31, 2023 and on the acquisition date was approximately $130 million, which is included in the total consideration.
We accounted for this acquisition as a business combination. The fair value estimates of the assets acquired and liabilities assumed are preliminary and subject to adjustments during the measurement period (up to one year following the acquisition date). The primary area of accounting for the NJOY Transaction that is not yet finalized is the assessment of contingent liabilities, which could impact the fair value of certain intangible assets acquired and residual goodwill, including any related tax impact.

The amounts in the table below represent the preliminary estimates for purchase price allocation to assets acquired and liabilities assumed in the NJOY Transaction, including measurement period adjustments made for the three months ended March 31, 2024. We recorded no measurement period adjustments in 2023. The preliminary purchase price allocation will be finalized by the end of the measurement period.

(in millions)	Preliminary Purchase Price Allocation	Measurement period adjustments recognized at March 31, 2024	Updated Preliminary Purchase Price Allocation
Cash and cash equivalents	$22	$—	$22
Receivables	7	—	7
Inventories	19	—	19
Other assets	7	—	7
Property, plant and equipment	16	—	16
Other intangible assets:
Developed technology (amortizable)	1,000	—	1,000
Trademarks (amortizable)	230	(40)	190
Supplier agreements (amortizable)	180	(180)	—
Accounts payable	(7)	—	(7)
Accrued liabilities	(20)	—	(20)
Deferred income taxes	(167)	66	(101)
Total identifiable net assets	1,287	(154)	1,133
Total consideration	2,901	—	2,901
Goodwill	$1,614	$154	$1,768
The excess of the total consideration over the identifiable net assets acquired in the NJOY Transaction primarily reflects the value of future growth opportunities in the e-vapor category. None of the goodwill or other intangible assets is deductible for tax purposes.
The significant assumptions used in determining the preliminary fair values of the identifiable intangible assets included volume growth rates, operating margins, the assessment of acquired technology life cycles, discount rates, as well as other factors. We determined the preliminary fair values of the identifiable intangible assets using an income approach. The fair value measurements were primarily based on significant inputs that are not observable in the market, such as discounted cash flow analyses, and thus are classified in Level 3 of the fair value hierarchy. We amortize the intangible assets over a weighted-average period of approximately 18 years. Following the measurement period adjustments made in the first quarter of 2024, we estimate our total annual pre-tax amortization expense for all of our definite-lived intangible assets, which includes the impact of the NJOY Transaction, to be approximately $150 million for each of the next five years, assuming no additional transactions occur that require the amortization of intangible assets and no impacts of any additional measurement period adjustments related to the NJOY Transaction.
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
In 2023, substantially all cash discounts, offered in contracts with our customers for prompt payment, were based on a flat rate per unit based on agreed-upon payment terms. Beginning in the first quarter of 2024 for PM USA and USSTC, cash discounts in contracts with our customers were based on a percentage of the list price based on agreed-upon payment terms. We record receivables net of the cash discounts on our condensed consolidated balance sheets.
We record payments received by our businesses in advance of product shipment as deferred revenue. These payments are included in other accrued liabilities on our condensed consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue from contracts with customers was $234 million and $258 million at March 31, 2024 and December 31, 2023, respectively. When cash is received in advance of product shipment, our companies satisfy their performance obligations within three days of receiving payment. At March 31, 2024 and December 31, 2023, there were no differences between amounts recorded as deferred revenue from contracts with customers and amounts subsequently recognized as revenue.
Receivables were $77 million and $71 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, there were no expected differences between amounts recorded and subsequently received, and we did not record an allowance for credit losses against these receivables.
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
Note 4. Supplier Financing
We facilitate a voluntary supplier financing program through a third-party intermediary under which participating suppliers may elect to sell receivables due from us to participating third-party financial institutions at the sole discretion of both the suppliers and the financial institutions (“Program”). Our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether our supplier sells its receivable to a financial institution. We pay the third-party intermediary a nominal fee to administer the Program. Under the terms of the agreement with our third-party intermediary, ALCS has a direct obligation to pay the participating financial institutions or the participating suppliers when payment obligations are due, unless such obligations are satisfied by the applicable ALCS affiliate. Additionally, Altria guarantees the obligations of ALCS to those parties. We do not enter into agreements with any of the participating financial institutions in connection with the Program. The range of payment terms we negotiate with our suppliers, up to 120 days, is consistent, irrespective of whether a supplier participates in the Program.
We have no economic interest in a supplier’s sale of a receivable. Once a qualifying supplier elects to participate in the Program and reaches an agreement with a participating third-party financial institution, the qualifying supplier elects which individual invoices they sell to the financial institution.
All outstanding balances under the Program are recorded in accounts payable on our condensed consolidated balance sheets, and the associated payments are included in operating activities within our condensed consolidated statements of cash flows.
At March 31, 2024 and December 31, 2023, confirmed outstanding obligations under the Program were $120 million and $119 million, respectively.
Note 5. Investments in Equity Securities
The carrying amount of our investments consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
ABI	$8,070	$9,676
Cronos	326	335
Total	$8,396	$10,011

(Income) losses from our current and former investments in equity securities consisted of the following:

	For the Three Months Ended March 31,
(in millions)	2024		2023
ABI (1)	$(313)	(2)	$(205)
Cronos (1)	18		35
(Income) losses from investments under equity method of accounting	(295)		(170)
JUUL	—		250	(3)
(Income) losses from investments in equity securities	$(295)		$80
(1) Includes our share of amounts recorded by our investees and additional adjustments, if required, related to (i) the conversion from international financial reporting standards to United States generally accepted accounting principles (“GAAP”) and (ii) adjustments to our investments required under the equity method of accounting.
(2) Includes $165 million of the total pre-tax gain on the ABI Transaction discussed below.
(3) Represents loss as a result of the disposition of our JUUL equity securities discussed below.
Investment in ABI
Prior to March 14, 2024, we had an approximate 10% ownership interest in ABI, consisting of approximately 185 million restricted shares of ABI (“Restricted Shares”) and approximately 12 million ordinary shares of ABI. On March 14, 2024, we converted 60 million shares of our Restricted Shares to ordinary shares of ABI. Our Restricted Shares:
▪are unlisted and not admitted to trading on any stock exchange;
▪are convertible by us into ordinary shares of ABI on a one-for-one basis;
▪rank equally with ordinary shares of ABI with regards to dividends and voting rights; and
▪have director nomination rights with respect to ABI.
In the ABI Transaction:
▪On March 14, 2024, we entered into an underwriting agreement in connection with a global secondary offering that closed on March 19, 2024, in which we sold 35 million ordinary shares of ABI for gross proceeds of approximately $2.2 billion (“Secondary Offering”). In connection with the Secondary Offering, we (i) agreed to a 180-day lockup with the lead underwriter with respect to our remaining approximately 159 million ABI shares (ending September 10, 2024) and (ii) granted the underwriters an option to purchase up to an additional 5.25 million ordinary shares of ABI, exercisable within 30 days following the date of the underwriting agreement, which the underwriters did not exercise prior to expiration.
▪On March 13, 2024, we entered into a share repurchase agreement with ABI, conditioned upon the closing of the Secondary Offering and certain other customary conditions, to sell $200 million of our ABI ordinary shares to ABI in a private transaction. We completed the sale of approximately 3.3 million ordinary shares to ABI on March 19, 2024.
At March 31, 2024, we had an approximate 8.1% ownership interest in ABI, consisting of approximately 125 million Restricted Shares and approximately 34 million ordinary shares of ABI. As a result of the ABI Transaction, in the first quarter of 2024, we received pre-tax cash proceeds totaling approximately $2.4 billion and incurred transaction costs of approximately $62 million. In conjunction with the ABI Transaction, we entered into the ASR Agreements. For further discussion of the ASR Agreements, see Note 1. Background and Basis of Presentation.

As a result of the ABI Transaction, we recorded the following pre-tax amounts in our condensed consolidated statement of earnings:

(in millions)	For the Three Months Ended March 31, 2024
Gain on partial sale of our investment	$165
Transaction costs	(62)
Total pre-tax gain on ABI Transaction	$103
▪The pre-tax gain on the partial sale of our investment was recorded in (income) losses from investments in equity securities and includes a $408 million gain representing the excess of the selling price of the ABI shares sold over the carrying value of those shares, partially offset by a $243 million reclassification of the proportionate share of our pre-tax accumulated other comprehensive losses directly attributable to ABI and our designated net investment hedges related to our investment in ABI (see Note 6. Financial Instruments and Note 9. Other Comprehensive Earnings/Losses).
▪The pre-tax transaction costs were approximately $62 million ($59 million in marketing, administration and research costs and $3 million in interest and other debt expense, net), substantially all of which were underwriter fees.
In addition, in conjunction with the ABI Transaction, we recorded an income tax benefit from the partial release of a valuation allowance of approximately $94 million in provision for income taxes in our condensed consolidated statement of earnings for the three months ended March 31, 2024. For further discussion, see Note 12. Income Taxes.
We expect to maintain two seats on ABI’s board of directors through ABI’s 2025 annual general meeting. Following that meeting, as a result of our reduced ownership interest in ABI following the ABI Transaction, we expect to have one seat on ABI’s board of directors, in accordance with our rights as a holder of Restricted Shares. We will continue to account for our investment in ABI under the equity method of accounting because we have active representation on ABI’s board of directors and certain ABI board committees. Through this representation, we have the ability to exercise significant influence over the operating and financial policies of ABI and participate in ABI’s policy making processes.
We report our share of ABI’s results using a one-quarter lag, because ABI’s results are not available in time for us to record them in the concurrent period.
The fair value of our investment in ABI was based on (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets for the Restricted Shares and was classified in Level 2 of the fair value hierarchy. We can convert our Restricted Shares to ordinary shares at our discretion after the expiration of the 180-day lockup period. The fair value of each Restricted Share is based on the value of an ordinary share.
The fair value of our equity investment in ABI at March 31, 2024 and December 31, 2023 was $9.7 billion and $12.7 billion, respectively, which exceeded its carrying value of $8.1 billion and $9.7 billion, respectively, by approximately 20% and 32%, respectively.
Investment in Cronos
At March 31, 2024, we had a 41.0% ownership interest in Cronos, consisting of approximately 157 million shares, which we account for under the equity method of accounting. We report our share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for us to record them in the concurrent period.
The fair value of our investment in Cronos was based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. At March 31, 2024, the fair value of our investment in Cronos exceeded its carrying value by approximately $85 million or approximately 26%. At December 31, 2023, the fair value of our investment in Cronos was less than its carrying value by $8 million or approximately 2%.
Former Investment in JUUL Labs, Inc. (“JUUL”)
In March 2023, we entered into a stock transfer agreement with JUUL (“Stock Transfer Agreement”) under which we transferred to JUUL all of our beneficially owned JUUL equity securities and, in exchange, received a non-exclusive, irrevocable global license to certain of JUUL’s heated tobacco intellectual property. In addition, all other agreements between us and JUUL were terminated or we were removed as parties thereto, other than certain litigation-related agreements and a license agreement relating to our non-trademark licensable intellectual property rights in the e-vapor field, which remain in force solely with respect to our e-vapor intellectual property as of or prior to March 3, 2023. As a result of the Stock Transfer Agreement, for the three months ended March 31, 2023, we recorded a non-cash, pre-tax loss of $250 million on the disposition of our JUUL equity securities in (income) losses from investments in equity securities in our condensed consolidated statement of earnings.

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
At March 31, 2024 and December 31, 2023, we had no outstanding foreign currency contracts. When we have foreign currency contracts in effect, counterparties are domestic and international financial institutions. Under these contracts, we are exposed to potential losses in the event of non-performance by these counterparties. We manage our credit risk by entering into transactions with counterparties that have investment grade credit ratings, limiting the amount of exposure we have with each counterparty and monitoring the financial condition of each counterparty. The counterparty agreements contain provisions that require us to maintain an investment grade credit rating. In the event our credit rating falls below investment grade, counterparties to our foreign currency contracts can require us to post collateral.
The aggregate carrying value and fair value of our total long-term debt were as follows:

(in millions)	March 31, 2024	December 31, 2023
Carrying value	$25,042	$26,233
Fair value	23,130	24,373
Foreign currency denominated debt included in long-term debt:
Carrying value	3,229	3,303
Fair value	3,081	3,125
Our estimate of the fair value of our total long-term debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy.
Net Investment Hedging
We recognize changes in the carrying value of the foreign currency denominated debt due to changes in the Euro to U.S. dollar exchange rate in accumulated other comprehensive losses related to ABI.
We recognized pre-tax (gains) losses of our net investment hedges of $(75) million and $48 million for the three months ended March 31, 2024 and 2023, respectively, in accumulated other comprehensive losses.
In addition, as a result of the ABI Transaction, for the three months ended March 31, 2024, we reclassified $42 million of pre-tax gains from our designated net investments hedges included in accumulated other comprehensive losses to (income) losses from investments in equity securities in our condensed consolidated statement of earnings. For further discussion of the ABI Transaction and reclassification of accumulated other comprehensive losses, see Note 5. Investments in Equity Securities and Note 9. Other Comprehensive Earnings/Losses.
Note 7. Benefit Plans
Components of Net Periodic Benefit Cost (Income)
Net periodic benefit cost (income) consisted of the following:

	Pension		Postretirement
	For the Three Months Ended March 31,
(in millions)	2024	2023	2024	2023
Service cost	$9	$9	$4	$4
Interest cost	80	83	16	17
Expected return on plan assets	(116)	(121)	(1)	(2)
Amortization:
Net loss (gain)	7	1	(1)	—
Prior service cost (credit)	1	1	(10)	(10)
Net periodic benefit cost (income)	$(19)	$(27)	$8	$9

Employer Contributions
We make contributions to our pension plans to the extent that the contributions are tax deductible and pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. We made employer contributions of $4 million to our pension plans and did not make any contributions to our postretirement plans during the three months ended March 31, 2024. Currently, we anticipate making additional employer contributions of up to approximately $25 million to our pension plans and contributions of up to approximately $30 million to our postretirement plans in 2024. However, the foregoing estimates of 2024 contributions to our pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates and asset performance significantly above or below the assumed long-term rate of return for each respective plan.
Note 8. Earnings per Share
We calculated basic and diluted earnings per share (“EPS”) using the following:

	For the Three Months Ended March 31,
(in millions)	2024	2023
Net earnings	$2,129	$1,787
Less: Distributed and undistributed earnings attributable to share-based awards	(5)	(3)
Earnings for basic and diluted EPS	$2,124	$1,784

Weighted-average shares for basic and diluted EPS	1,758	1,786
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in our EPS calculation pursuant to the two-class method.
Note 9. Other Comprehensive Earnings/Losses
Changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria were as follows:

	For the Three Months Ended March 31, 2024
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2023	$(1,493)	$(1,195)		$15	$(2,673)

Other comprehensive earnings (losses) before reclassifications	—	254		6	260
Deferred income taxes	—	(55)		—	(55)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	199		6	205

Amounts reclassified to net earnings	(2)	255		—	253
Deferred income taxes	1	(52)		—	(51)
Amounts reclassified to net earnings, net of deferred income taxes	(1)	203		—	202

Other comprehensive earnings (losses), net of deferred income taxes	(1)	402	(1)	6	407

Balances, March 31, 2024	$(1,494)	$(793)		$21	$(2,266)

	For the Three Months Ended March 31, 2023
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2022	$(1,436)	$(1,369)		$34	$(2,771)

Other comprehensive earnings (losses) before reclassifications	—	(18)		10	(8)
Deferred income taxes	—	5		—	5
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(13)		10	(3)

Amounts reclassified to net earnings	(8)	1		—	(7)
Deferred income taxes	2	—		—	2
Amounts reclassified to net earnings, net of deferred income taxes	(6)	1		—	(5)

Other comprehensive earnings (losses), net of deferred income taxes	(6)	(12)	(1)	10	(8)

Balances, March 31, 2023	$(1,442)	$(1,381)		$44	$(2,779)
(1) Primarily reflects our share of ABI’s currency translation adjustments and the impact of our designated net investment hedges related to our investment in ABI. For further discussion of designated net investment hedges, see Note 6. Financial Instruments.
Pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings were as follows:

	For the Three Months Ended March 31,
(in millions)	2024	2023
Benefit Plans: (1)
Net loss	$7	$1
Prior service cost/credit	(9)	(9)
	(2)	(8)
ABI (2)	255	1
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$253	$(7)
(1) Amounts are included in net periodic benefit income, excluding service cost. For further details, see Note 7. Benefit Plans.
(2) Amounts are included in (income) losses from investments in equity securities. For the three months ended March 31, 2024, as a result of the ABI Transaction, we reclassified $243 million from our accumulated other comprehensive losses of which $285 million is directly attributable to ABI, partially offset by $42 million from our designated net investment hedges related to our investment in ABI. For further information, see Note 5. Investments in Equity Securities and Note 6. Financial Instruments.
Note 10. Segment Reporting
At March 31, 2024, our reportable segments were (i) smokeable products, consisting of combustible cigarettes and machine-made large cigars; and (ii) oral tobacco products, consisting of MST, snus and oral nicotine pouches.
Our all other category included (i) NJOY (beginning June 1, 2023); (ii) Horizon; (iii) Helix International; and (iv) other business activities, substantially all of which consists of research and development (“R&D”) expense related to certain new product platforms and technologies.
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

Segment data were as follows:

	For the Three Months Ended March 31,
(in millions)	2024	2023
Net revenues:
Smokeable products	$4,906	$5,090
Oral tobacco products	651	628
All other	19	1
Net revenues	$5,576	$5,719
Earnings before income taxes:
OCI:
Smokeable products	$2,439	$2,503
Oral tobacco products	435	416
All other	(61)	(9)
Amortization of intangibles	(27)	(18)
General corporate expenses	(112)	(135)
Operating income	2,674	2,757
Interest and other debt expense, net	254	229
Net periodic benefit income, excluding service cost	(24)	(31)
(Income) losses from investments in equity securities	(295)	80
Earnings before income taxes	$2,739	$2,479
The comparability of OCI for our reportable segments was affected by the following:
▪Tobacco and Health and Certain Other Litigation Items: We recorded pre-tax charges related to tobacco and health and certain other litigation items as follows:

	For the Three Months Ended March 31,
(in millions)	2024	2023
Smokeable products segment	$18	$12
General corporate expenses	6	98
Interest and other debt expense, net	—	1
Total	$24	$111
We recorded the amounts shown in the table above for the smokeable products segment and general corporate expenses in marketing, administration and research costs in our condensed consolidated statements of earnings. For further discussion, see Note 13. Contingencies.
▪Other Business Activities: Our R&D investments have evolved and shifted from our traditional tobacco businesses to new product platforms and technologies. Beginning January 1, 2024, our R&D expense is aligned with how our CODM now evaluates performance results and allocates resources for segment reporting. For the three months ended March 31, 2024, using this approach, we recorded substantially all of our pre-tax R&D expense of $51 million in our all other category, which now includes other business activities related to R&D expense for certain new product platforms and technologies. For the three months ended March 31, 2023, the majority of our pre-tax R&D expense of $43 million was recorded in our smokeable products segment.
Note 11. Debt
Short-term Borrowings and Borrowing Arrangements
At March 31, 2024 and December 31, 2023, we had no short-term borrowings.
We have a $3.0 billion senior unsecured 5-year revolving credit agreement (“Credit Agreement”) that expires on October 24, 2028 and includes an option, subject to certain conditions, for us to extend the term of our Credit Agreement for two additional one-year periods. We intend to use any borrowings under our Credit Agreement for general corporate purposes.
At March 31, 2024, we had availability under our Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion.

Pricing for interest and fees under our Credit Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt. We expect interest rates on borrowings under our Credit Agreement to be based on the Term Secured Overnight Financing Rate plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s Investors Service, Inc. and Standard & Poor’s Financial Services LLC. The applicable percentage for borrowings under our Credit Agreement at March 31, 2024 was 1.0% based on our long-term senior unsecured debt ratings on that date. Our Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral.
Our Credit Agreement includes various covenants, one of which requires us to maintain a ratio of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At March 31, 2024, we were in compliance with our covenants in our Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in our Credit Agreement, include certain adjustments.
PM USA guarantees any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program.
Long-term Debt
The aggregate carrying value of our total long-term debt at March 31, 2024 and December 31, 2023 was $25.0 billion and $26.2 billion, respectively.
In January and February 2024, we repaid in full at maturity our 4.000% and 3.800% senior unsecured notes, respectively, in the aggregate principal amount of $776 million and $345 million, respectively.
At March 31, 2024 and December 31, 2023, accrued interest on long-term debt of $248 million and $410 million, respectively, was included in other accrued liabilities on our condensed consolidated balance sheets.
For a discussion of the fair value of our long-term debt and the designation of our Euro denominated senior unsecured notes as a net investment hedge of our investment in ABI, see Note 6. Financial Instruments.
Note 12. Income Taxes
Earnings before income taxes, provision for income taxes and income tax rates consisted of the following:

	For the Three Months Ended March 31,
(in millions)	2024	2023
Earnings before income taxes	$2,739	$2,479
Provision for income taxes	610	692
Income tax rate	22.3%	27.9%
Our income tax rate for the three months ended March 31, 2024 differs from the U.S. federal statutory rate of 21%, due primarily to state tax expense, partially offset by an income tax benefit from the partial release of a valuation allowance recorded against a deferred tax asset associated with our JUUL-related losses. The valuation allowance release was due to our capital gain on the ABI Transaction.
Our income tax rate for the three months ended March 31, 2023 differs from the U.S. federal statutory rate of 21%, due primarily to state tax expense and a valuation allowance recorded against a deferred tax asset related to the disposition of our former investment in JUUL.
The following chart provides a reconciliation of the beginning and ending valuation allowances for the three months ended March 31, 2024:

(in millions)
Balance at beginning of year	$2,256
Additions to valuation allowance charged to income tax expense	7
Releases of valuation allowance credited to income tax benefit	(94)
Foreign currency translation	(1)
Reductions to valuation allowance due to NJOY Transaction (no impact to earnings)	(4)
Balance at end of period	$2,164
We determine deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. We determine the realizability of deferred tax assets based on the weight of all available positive and negative evidence. In reaching this determination, we consider the character of the assets and the possible sources of taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. There is a potential that sufficient positive evidence may be available in future periods to cause us to further reduce or eliminate the valuation allowance on certain deferred tax assets. That change to the valuation allowance would result in the recognition of previously unrecognized deferred tax assets and a decrease in income tax expense in the period the release is recorded.
The changes in the valuation allowances for the three months ended March 31, 2024 were due primarily to the ABI Transaction. The cumulative valuation allowance at March 31, 2024 was primarily attributable to deferred tax assets recorded in connection with the unrealized capital losses related to our former investment in JUUL and our investment in Cronos. As we continue to evaluate all sources of potential income that may become available to utilize these losses, our valuation allowance position may change. For further discussion of our ABI Transaction, see Note 5. Investments in Equity Securities.
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

Judgments Paid and Provisions for Tobacco and Health (Including Engle Progeny Litigation) and Certain Other Litigation Items: The changes in our accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

	For the Three Months Ended March 31,
(in millions)	2024	2023
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$346	$71
Pre-tax charges for:
Tobacco and health and certain other litigation (1)	18	12
Shareholder derivative lawsuits (2)	—	98
JUUL-related settlements (3)	6	—
Related interest costs	—	1
Payments	(6)	(11)
Accrued liability for tobacco and health and certain other litigation items at end of period	$364	$171
(1) Includes judgments, settlements and fee disputes associated with tobacco and health and certain other litigation.
(2) See Shareholder Class Action and Shareholder Derivative Lawsuits - Federal and State Shareholder Derivative Lawsuits below for a discussion of the settlement of the federal and state shareholder derivative lawsuits.
(3) Includes the settlement of certain e-vapor product litigation relating to JUUL e-vapor products and the e-vapor product litigation brought by the attorneys general of Hawaii, Minnesota and Alaska. See E-vapor Product Litigation below for a discussion of these settlements.
The accrued liability for tobacco and health and certain other litigation items, including related interest costs, was included in accrued liabilities and other liabilities on our condensed consolidated balance sheets. Pre-tax charges for tobacco and health and certain other litigation were included in marketing, administration and research costs in our condensed consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net in our condensed consolidated statements of earnings.
After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $1 billion and interest totaling approximately $241 million as of March 31, 2024. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $440 million and related interest totaling approximately $60 million.
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of March 31, 2024, PM USA has posted appeal bonds totaling approximately $38 million, which have been collateralized with restricted cash and are included in assets on our condensed consolidated balance sheets.
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

The table below lists the number of certain tobacco-related cases pending in the United States against us as of:

	April 22, 2024	April 24, 2023	April 25, 2022
Individual Smoking and Health Cases (1)	174	167	163
Health Care Cost Recovery Actions (2)	1	1	1
E-vapor Cases (3)	5,177	5,270	3,744
Other Tobacco-Related Cases (4)	3	3	3
(1) Includes as of April 22, 2024, 20 cases filed in Illinois, 14 cases filed in New Mexico, 63 cases filed in Massachusetts and 41 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle class (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Progeny Cases). Also does not include 1,113 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages but prohibited them from seeking punitive damages. Class members were prohibited from filing individual lawsuits after 2000 under the court-approved settlement.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) Includes as of April 22, 2024, 57 class action lawsuits, 3,614 individual lawsuits and 1,506 “third party” lawsuits relating to the Multidistrict Litigation discussed under E-vapor Product Litigation below. The 57 class action lawsuits include 32 cases in the Northern District of California involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons. In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits. Also includes three patent infringement lawsuits filed against us and certain of our affiliates. For further discussion of the pending Multidistrict Litigation settlement and patent infringement litigation, see E-vapor Product Litigation below.
(4) Includes as of April 22, 2024, one inactive smoking and health case alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.
International Tobacco-Related Cases: As of April 22, 2024, (i) Altria is named as a defendant in three e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement (defined below) between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of April 22, 2024, one Engle progeny case, two individual smoking and health cases and no e-vapor cases are set for trial through June 30, 2024. Trial dates are subject to change.
Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 82 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 51 of the 82 cases. Of the 31 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 27 have reached final resolution.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of April 22, 2024.
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
Non-Engle Progeny Litigation: Summarized below are the non-Engle progeny smoking and health cases pending or concluded within the last 12 months in which a verdict was returned in favor of plaintiff and against PM USA. Charts listing certain verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.

Taylor: In April 2024, a jury in an Oregon state court returned a verdict in favor of plaintiff and against PM USA, awarding less than $1 million in compensatory damages and allocating 51% of the fault to PM USA. The jury found that plaintiff was not entitled to punitive damages.
Roach: In December 2023, a jury in a Hawaii state court returned a verdict in favor of plaintiff and against PM USA, awarding less than $1 million in compensatory damages and allocating 39% of the fault to PM USA. The jury found that plaintiff was not entitled to punitive damages. Following the verdict, the parties agreed to submit a stipulation of dismissal with prejudice to the court. Pursuant to the agreement, PM USA was not required to pay the damages awarded by the jury, the parties agreed to bear their own costs and the parties agreed not to pursue appeals.
Ricapor-Hall: In August 2023, a jury in a Hawaii state court returned a verdict in favor of plaintiff and against PM USA, awarding $6 million in compensatory damages and $8 million in punitive damages. In October 2023, the court entered judgment against PM USA for $11 million, having reduced the compensatory damages award to $3 million based on the jury’s finding on comparative fault and a set-off against plaintiff’s settlements with other defendants. We filed post-trial motions challenging the verdict, which were denied in March 2024. In April 2024, we filed a notice of appeal and a motion to stay execution pending appeal. Plaintiff has agreed not to oppose the motion to stay and not to attempt to execute on the final judgment until 30 days after all appeals have been exhausted.
Deswert: In May 2023, a jury in a Pennsylvania state court returned a verdict in favor of plaintiff and against PM USA, awarding less than $1 million in compensatory damages and allocating 50% of the fault to PM USA. Despite the comparative fault finding, the compensatory damages award would not have been reduced due to the jury’s finding for plaintiff on the strict liability claim. Plaintiff’s claim for punitive damages was dismissed prior to the trial. In lieu of appealing the trial court’s verdict, PM USA settled plaintiff’s claims in July 2023 for an immaterial amount.
Woodley: In February 2023, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA, awarding $5 million in compensatory damages. There was no claim for punitive damages. Following the denial of PM USA’s post-trial motions, PM USA appealed the judgment to the Appeals Court of Massachusetts, and the appeal remains pending.
Fontaine: In September 2022, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA, awarding approximately $8 million in compensatory damages and $1 billion in punitive damages. In September 2023, the court denied PM USA’s motion for a new trial and partially granted PM USA’s motion for remittitur, reducing the punitive damages award to $56 million. In December 2023, the court entered a final judgment awarding plaintiff $8 million in compensatory damages, $56 million in punitive damages and prejudgment interest. PM USA has noticed an appeal to the Appeals Court of Massachusetts, and the appeal remains pending.
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

Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of April 22, 2024, approximately 288 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 357 state court plaintiffs. Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. Each federal Engle progeny case has been resolved.
Engle Progeny Trial Results: As of April 22, 2024, 145 federal and state Engle progeny cases involving PM USA have resulted in verdicts. Eighty-seven were returned in favor of plaintiffs, five of which have been reversed post-trial or on appeal and remain pending. Fifty-eight verdicts were returned in favor of PM USA, two of which have been reversed post-trial or on appeal and remain pending. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of April 22, 2024.
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
The charts below list the verdicts in and post-trial status of certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of April 22, 2024 where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated, and the second chart lists cases that have concluded in the past 12 months. In this Note 13. Contingencies, references to “R.J. Reynolds” are to R.J. Reynolds Tobacco Company. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.
Currently Pending Engle Cases with Verdicts Against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages(1)	Punitive Damages (PM USA)	Post-Trial Status
Chacon	October 2023	PM USA	Miami-Dade	<$1 million	<$1 million	Appeals to the Third District Court of Appeal pending.
Hoffman	January 2023	PM USA	Miami-Dade	$5 million ($3 million PM USA)	$0	Appeal to the Third District Court of Appeal pending.
Levine	September 2022	PM USA and R.J. Reynolds	Miami-Dade	$1 million	$0	Third District Court of Appeal affirmed compensatory damages award.
Schertzer	April 2022	PM USA and R.J. Reynolds	Miami-Dade	$3 million	$0	PM USA intends to appeal to the Florida Supreme Court.
Lipp	September 2021	PM USA	Miami-Dade	$15 million	$28 million	Third District Court of Appeal reversed and remanded for a new trial.
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	<$1 million	Appeal to the Fourth District Court of Appeal pending.
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Appeal to the Third District Court of Appeal pending.
Kaplan (McLaughlin)	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$0	Appeal to the Fourth District Court of Appeal pending.
Cooper (Blackwood)	September 2015	PM USA and R.J. Reynolds	Broward	$5 million (<$1 million PM USA)	$0	Retrial of punitive damages claim pending.
(1) PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.

Engle Cases Concluded Within Past 12 Months
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Payment Amount for Damages (if any)
Duignan	February 2020	PM USA and R.J. Reynolds	Pinellas	$1 million
Ferraiuolo	November 2023	PM USA and R.J. Reynolds	Duval	<$1 million
Garcia	May 2021	PM USA	Miami-Dade	$3 million
Holliman	February 2019	PM USA	Miami-Dade	$3 million
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
As of April 22, 2024, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to us) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the United States). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
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
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $10.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million, on a pro rata basis based on market share. These quarterly payments are expected to end in the fourth quarter of 2024. For the three months ended March 31, 2024 and 2023, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $900 million for each period. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
Non-Participating Manufacturer (“NPM”) Adjustment Disputes: The “NPM Adjustment” is a reduction in MSA payments made by the OPMs and those manufacturers that are subsequent signatories to the MSA (collectively, the “participating manufacturers” or “PMs”) that applies if the PMs collectively lose at least a specified level of market share to non-participating manufacturers since 1997, subject to certain conditions and defenses. The applicability of this reduction has been subject to certain disputes, some of which have been resolved via settlement, as discussed below.
Settlements of NPM Adjustment Disputes.
▪Multi-State Settlement. As of January 2022, a total of 36 states and territories had settled NPM Adjustment disputes relating to varying periods of time. In March 2022, August 2023 and February 2024, Illinois, Iowa and Idaho, respectively, joined the multi-state settlement, bringing the total number of states and territories that have joined the multi-state settlement to 39. In the first quarter of 2022, PM USA recorded $80 million, $20 million of which related to the 2019 through 2021 “transition years,” as a reduction in cost of sales as a result of Illinois joining the multi-state settlement. As a result of Iowa joining the multi-state settlement, PM USA will receive approximately $19 million for 2005 through 2022, $4 million of which relates to the 2020 through 2022 “transition years.” Accordingly, PM USA recorded $19 million as a reduction in cost of sales in the third quarter of 2023. As a result of Idaho joining the multi-state settlement, PM USA will receive approximately $8 million for 2005 through 2023, $2 million of which relates to the 2021 through 2023 “transition years.” In connection with this development, PM USA recorded $8 million as a reduction in cost of sales in the first quarter of 2024. Pursuant to the multi-state settlement, PM USA has received $1.24 billion since the first group of states entered the NPM Adjustment dispute settlement in 2014 and expects to receive approximately $353 million in credits to offset PM USA’s MSA payments through 2039.
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
▪2005-2007 NPM Adjustments. The PMs and the seven states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005-2007, for six of the seven states, and one year, 2005, for one state. As of April 22, 2024, the arbitration panel had issued decisions for Maryland, Washington and Wisconsin, finding Maryland and Wisconsin diligent for all three years and Washington not diligent for all three years. PM USA recorded $14 million as a reduction of costs of sales and $21 million as interest income in the fourth quarter of 2023 for its estimate of the minimum amount of the 2005 through 2007 NPM Adjustment it will receive.
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
In May 2023, PM USA and R.J. Reynolds filed a motion in the United States District Court for the Eastern District of Texas seeking to enforce the Texas State Settlement Agreement against the State of Texas concerning the same tax rate issue raised by the State of Mississippi. The State of Texas filed a cross-motion to enforce, and the court found in favor of the State of Texas. As of April 22, 2024, the court had not made a determination on damages. PM USA intends to appeal.
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
Corrective statements appeared in newspapers and on television for four months and one year, respectively, beginning in the fourth quarter of 2017, and the onserts appeared for two weeks at a time for a total of twelve weeks over two years beginning in the fourth quarter of 2018. Corrective statements have appeared on websites since the second quarter of 2018. In December 2022, the district court entered a consent order approving a settlement with respect to corrective statements on point-of-sale signage. In addition to the $28 million of provisions recorded in 2022, we recorded in the first quarter of 2024 provisions of $15 million for estimated costs of implementing the corrective statements on point-of-sale signage remedy.
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

E-vapor Product Litigation
As of April 22, 2024, we are defendants in 57 class action lawsuits, 3,614 individual lawsuits and 1,506 “third party” lawsuits relating to JUUL e-vapor products, which include school districts, state and local governments and tribal and healthcare organization lawsuits. Three of the class action lawsuits are pending in Canada. We refer to this litigation in the United States collectively as the “Multidistrict Litigation.” The 57 class action lawsuits include 32 cases involving plaintiffs whose claims were previously included in other class action complaints but were refiled as separate stand-alone class actions for procedural and other reasons. The theories of recovery in the Multidistrict Litigation include violation of RICO, fraud, failure to warn, design defect, negligence, public nuisance and unfair trade practices. Plaintiffs seek various remedies, including compensatory and punitive damages, restitution or remediation (for plaintiffs that are government entities) and an injunction prohibiting product sales.
An additional group of cases is pending in California state courts. In January 2020, the Judicial Council of California determined that this group of cases was appropriate for coordination and assigned the group to the Superior Court of California, Los Angeles County, for pretrial purposes.
In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits as well as the group of cases pending in a consolidated California state court proceeding for $235 million, for which amount we recorded a pre-tax provision in the second quarter of 2023. In March 2024, the court granted final approval of the class action settlement. The settlement is conditioned on certain participation rates among plaintiffs, and certain plaintiffs may opt out of the settlement and attempt to continue litigating their individual cases. The settlement applies to all of the Multidistrict Litigation except 35 “third party” cases brought by Native American tribes. The settlement does not apply to the three class action lawsuits pending in Canada, the cases brought by state attorneys general, discussed below, or 17 putative class actions antitrust lawsuits. For a description of the antitrust cases not subject to the settlement, see Antitrust Litigation below.
Four of the “third party” lawsuits noted above against us and JUUL were initiated, individually, by the attorneys general of Alaska, Hawaii, Minnesota and New Mexico alleging violations of state consumer protection and other similar laws. We filed motions to dismiss the lawsuits. In Alaska, Hawaii, Minnesota and New Mexico, the motions were denied in February 2022, May 2021, June 2021 and December 2023, respectively. In April 2023, January 2024, February 2024 and April 2024, we agreed to settle the Minnesota, Alaska, Hawaii and New Mexico lawsuits, respectively, for immaterial amounts.
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
Also in June 2023, the same plaintiffs filed a related action against the same defendants with the U.S. International Trade Commission (“ITC”). There, the plaintiffs also allege patent infringement, but the remedies sought include a prohibition on the importation of NJOY ACE into the United States. No damages are recoverable in the proceedings before the ITC. A hearing before the ALJ is scheduled for May 2024, and the ALJ’s recommendation will be reviewed by the ITC.
In August 2023, NJOY filed a complaint against JUUL in the United States District Court for the District of Delaware asserting claims of patent infringement based on the sale of certain JUUL e-vapor products, including the currently marketed JUUL device and JUULpods, in the United States. The lawsuit is currently stayed. Also in August 2023, NJOY filed a related action against JUUL with the ITC alleging patent infringement and seeking a ban on the importation and sale of the same JUUL products in the United States. A hearing before the ALJ is scheduled for June 2024, and the ALJ’s recommendation will be reviewed by the ITC.
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

PM USA, ALCS and Philip Morris Products S.A. filed counterclaims against plaintiffs in the Eastern District of Virginia lawsuit alleging patent infringement by R.J. Reynolds’ e-vapor products. In June 2022, PM USA and ALCS reached an agreement with R.J. Reynolds resulting in dismissal of their counterclaims. In addition, ALCS filed a separate lawsuit against R.J. Reynolds in the U.S. District Court for the Middle District of North Carolina also alleging patent infringement by R.J. Reynolds’ e-vapor products. In September 2022, a jury awarded ALCS $95 million in damages for past infringement, plus supplemental damages and interest. In January 2023, the court ordered R.J. Reynolds to pay ALCS a 5.25% royalty on future sales of its infringing product resulting in positive net income through the expiration of the relevant patents in 2035. R.J. Reynolds has filed a notice of appeal of the judgment. As gains related to this lawsuit have not yet been determined to be realized or realizable in accordance with GAAP, they have not been recognized in our financial statements.
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
Also as of April 22, 2024, 17 putative class action lawsuits have been filed against Altria and JUUL in the U.S. District Court for the Northern District of California. In November 2020, these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, cite the FTC administrative complaint and allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Act and Section 7 of the Clayton Act and various state antitrust, consumer protection and unjust enrichment laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid and rescission of the transaction. In February 2024, the court ordered that certain of the direct-purchaser plaintiffs’ claims against JUUL be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement and dismissed without prejudice the direct-purchaser plaintiffs’ claims for injunctive relief. The trial with respect to the consolidated lawsuits is set to commence in May 2026.

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
Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or our other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of April 22, 2024, two “Lights/Ultra Lights” class actions are pending in U.S. state courts. Neither case is active.
As of April 22, 2024, one smoking and health case alleging personal injury or seeking court-supervised programs or an ongoing medical monitoring program on behalf of individuals exposed to ETS and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including disgorgement. Defenses raised in these cases have included lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of April 22, 2024, there is no such case pending against UST and/or its tobacco subsidiaries.
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
We provide for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change. Other than those amounts, it is not possible to reasonably estimate the cost of any environmental remediation and compliance efforts that we may undertake in the future. In the opinion of our management, however, compliance with environmental laws and regulations, including the payment of any remediation costs or damages and the making of related expenditures, has not had a material adverse effect on our condensed consolidated results of operations, capital expenditures, financial position or cash flows.
Guarantees and Other Similar Matters
In the ordinary course of business, we have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2024, we (i) had $48 million of unused letters of credit obtained in the ordinary course of business and (ii) were contingently liable for guarantees related to our own performance, including $19 million for surety bonds recorded on our condensed consolidated balance sheet. In addition, from time to time, we issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on our liquidity.
Under the terms of a distribution agreement between Altria and PMI (“Distribution Agreement”), entered into as a result of our 2008 spin-off of our former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. We do not have a related liability recorded on our condensed consolidated balance sheet at March 31, 2024 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the IQOS System patent litigation discussed above under IQOS Litigation, excluding the patent infringement case filed with the U.S. District Court for the Northern District of Georgia.
As part of the supplier financing program, Altria guarantees the financial obligations of ALCS under the financing program agreement. For further discussion of the supplier financing program, see Note 4. Supplier Financing.
PM USA guarantees our obligations under our outstanding debt securities, any borrowings under our $3.0 billion Credit Agreement and any amounts outstanding under our commercial paper program.
Note 14. New Accounting Guidance Not Yet Adopted
The following table provides a description of issued accounting guidance applicable to, but not yet adopted by, us:

Standards	Description	Effective Date for Public Entity	Effect on Financial Statements
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The guidance will require disclosure of incremental segment information on an annual and interim basis.	The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.	We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The guidance will require additional income tax disclosures, primarily related to the rate reconciliation and income taxes paid information.	The guidance is effective for fiscal years beginning after December 15, 2024.	We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
ASU 2024-01 Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards	The guidance seeks to reduce ambiguity in the treatment of profits interest awards and provides specific guidance on whether a profits interest award should be accounted for as a share-based payment arrangement, or in a manner similar to a cash bonus or profit-sharing arrangement.	The guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within those annual periods.	We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the other sections in this Quarterly Report on Form 10-Q (“Form 10-Q”), including our condensed consolidated financial statements and related notes contained in Item 1. Financial Statements of this Form 10-Q (“Item 1”). When used in this Form 10-Q, the terms “Altria,” “we,” “us” and “our” refer to either (i) Altria Group, Inc. and its consolidated subsidiaries or (ii) Altria Group, Inc. only and not its consolidated subsidiaries, as appropriate in the context.
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
As we execute on our Vision, we established our 2028 Enterprise Goals (“2028 Goals”) to provide our investors with specific metrics to measure our progress. Our 2028 Goals are:
Corporate
▪Deliver a mid-single digits adjusted diluted EPS compounded annual growth rate in 2028 from our base in 2022;
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
In smoke-free products, we own U.S. Smokeless Tobacco Company LLC (“USSTC”), the leading global moist smokeless tobacco (“MST”) manufacturer, Helix Innovations LLC (“Helix”), a leading manufacturer of oral nicotine pouches, and NJOY, LLC (“NJOY”), currently the only e-vapor manufacturer with market authorizations from the U.S. Food and Drug Administration (“FDA”) for a pod-based e-vapor product. Additionally, we have a majority-owned joint venture, Horizon Innovations LLC (“Horizon”), for the U.S. marketing and commercialization of heated tobacco stick products (“HTS”). As of this filing, there are no products in the U.S. marketplace from the joint venture.
The brand portfolios of our operating companies include Marlboro, Black & Mild, Copenhagen, Skoal, on! and NJOY. Trademarks related to Altria referenced in this Form 10-Q are the property of Altria or our subsidiaries or are used with permission.
Our investments in equity securities include Anheuser-Busch InBev SA/NV (“ABI”), the world’s largest brewer, and Cronos Group Inc. (“Cronos”), a leading Canadian cannabinoid company. In March 2024, we sold a portion of our ABI shares (“ABI Transaction”). We used the proceeds from the sale to fund accelerated share repurchase (“ASR”) transactions for our common stock. For further information on the ABI Transaction and the ASR transactions, see Note 5. Investments in Equity Securities to our condensed consolidated financial statements in Item 1 (“Note 5”) and Note 1. Background and Basis of Presentation to our condensed consolidated financial statements in Item 1 (“Note 1”), respectively.
Trends and Developments
In this MD&A section, we discuss factors that have impacted our business as of the date of this Form 10-Q. In addition, we are aware of and address certain trends and developments that could, individually or in the aggregate, have a material impact on our business, including the value of our investments in equity securities, in the future. We focus in this Trends and Developments section on the cumulative effects of inflation, geopolitical events, recent regulatory actions, supply chain disruptions and illegal disposable e-vapor products and their effects or potential effects on our business, including impacts on adult tobacco consumers and their purchasing behaviors.

We continue to monitor the evolving macroeconomic and geopolitical landscapes. The annual rate of inflation remains above the Federal Reserve’s target of 2%, which is a key benchmark for the Federal Reserve in determining the timing and magnitude of changes to the Federal Funds Rate. We continue to observe discretionary income pressures on adult tobacco consumers as a result of the cumulative effects of inflation and higher consumer debt levels. During 2023 and the first quarter of 2024, cigarette retail share for the industry discount segment increased year-over-year and compared to the fourth quarter of 2023. We will continue to monitor the effect of these dynamics on adult tobacco consumer purchasing behaviors, including overall tobacco product expenditures, mix between premium and discount brand purchases and adoption of smoke-free products. We expect discretionary income pressures to continue to influence adult tobacco consumers’ purchase behaviors in 2024. Inflation also has a direct and adverse impact on our direct and indirect costs.
In the e-vapor category, illegal disposable product usage increased in 2023 and comprised over 50% of the e-vapor category. We believe usage of these products continued to increase in the first quarter of 2024. The primary impacts of this trend have been an increase in the rate of cross-category movement among adult cigarette smokers, contributing to higher than expected domestic cigarette industry volume declines as well as declines in pod-based product volume within the e-vapor category.
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
We expect volatility in domestic and global economies and disruptions in the supply and distribution chains to continue in 2024, resulting from several factors, including supply and demand imbalances across many commodity sectors, raw materials availability and geopolitical events. We continue to work to mitigate the potential negative impacts of these macroeconomic and geopolitical dynamics on our businesses through, among other actions, proactive engagement with current and potential suppliers and distributors, the development of alternative sourcing strategies, entry into long-term supply contracts and prudent oversight of our liquidity.
See Operating Results by Business Segment - Business Environment for additional information on the trends and developments discussed above.
ABI’s business has been and continues to be impacted by foreign exchange rate fluctuations, inflation and commodity cost headwinds. We will continue to monitor these conditions and other factors as they could affect our equity earnings, the dividends that we receive from ABI and the fair value of our investment in ABI.
See Note 5 for additional information on our investments in equity securities.
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

Consolidated Results of Operations for the Three Months Ended March 31, 2024
The changes in net earnings and diluted EPS for the three months ended March 31, 2024, from the three months ended March 31, 2023, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the three months ended March 31, 2023	$1,787	$1.00
2023 Acquisition and disposition-related items	(12)	—
2023 Tobacco and health and certain other litigation items	84	0.04
2023 Loss on disposition of JUUL equity securities	250	0.14
2023 ABI-related special items	(20)	(0.01)
2023 Cronos-related special items	26	0.01
2023 Income tax items	3	—
Subtotal 2023 special items	331	0.18
2024 NPM Adjustment Items	5	—
2024 Tobacco and health and certain other litigation items	(19)	(0.01)
2024 ABI-related special items	67	0.04
2024 Cronos-related special items	(17)	(0.01)
2024 Income tax items	71	0.04
Subtotal 2024 special items	107	0.06
Fewer shares outstanding	—	0.02
Change in tax rate	6	—
Operations	(102)	(0.05)
For the three months ended March 31, 2024	$2,129	$1.21

2024 Reported Net Earnings	$2,129	$1.21
2023 Reported Net Earnings	$1,787	$1.00
% Change	19.1%	21.0%

2024 Adjusted Net Earnings and Adjusted Diluted EPS	$2,022	$1.15
2023 Adjusted Net Earnings and Adjusted Diluted EPS	$2,118	$1.18
% Change	(4.5)%	(2.5)%
For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted earnings and adjusted diluted EPS, see the Consolidated Operating Results section below.
▪Fewer Shares Outstanding: Fewer shares outstanding were due to shares we repurchased under our share repurchase programs.
▪Operations: The decrease of $102 million in operations (which excludes the impact of special items shown in the table above) was due primarily to lower OCI.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.
Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. However, our management also reviews certain financial results, including OCI, OCI margins, net earnings and diluted EPS, on an adjusted basis, which excludes certain income and expense items that our management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, asset impairment charges, acquisition, disposition and integration-related items, equity investment-related special items, certain income tax items, charges associated with tobacco and health and certain other litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the MSA (“NPM Adjustment Items”). In addition, our management reviews the ratio of debt-to-Consolidated EBITDA, which we use as a factor to determine our ability to access the capital markets and make investments in pursuit of our Vision. Consolidated EBITDA is calculated in accordance with our Credit Agreement (defined below in Liquidity and Capital Resources) and includes certain adjustments. Our management does not view any of these special items to be part of our underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results.

Our management also reviews income tax rates on an adjusted basis, which may exclude certain income tax items from our reported effective tax rate.
Our management believes that the foregoing financial measures provide useful additional insight into underlying business trends and results, and provide a more meaningful comparison of year-over-year results. Our management uses these financial measures and regularly provides these to our chief operating decision maker (“CODM”) for planning, forecasting and evaluating business and financial performance, including allocating capital and other resources and evaluating results relative to employee compensation targets. The foregoing financial measures are not required by, or calculated in accordance with GAAP and may not be calculated the same as similarly titled measures used by other companies. The foregoing financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. When we provide a non-GAAP measure in this Form 10-Q, we also provide a reconciliation of that non-GAAP financial measure to the most directly comparable GAAP financial measure.
Discussion and Analysis
Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”); there have been no updates to these critical accounting estimates, except as noted below.
Critical Accounting Estimates
Depreciation, Amortization, Impairment Testing and Asset Valuation
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require an interim review. When performing a quantitative assessment of our reporting units and indefinite-lived intangible assets, we use an income approach to estimate fair values. The income approach reflects the discounting of expected future cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. This calculation may be affected by several factors, including general macroeconomic conditions; governmental actions, including FDA regulatory actions and inaction; changes in category growth (decline) rates as a result of changing adult tobacco consumer preferences; success of planned new product expansions; competitive activity; unfavorable outcomes with respect to litigation proceedings, including actions brought against us alleging patent infringement; and income and excise taxes.
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
We believe if there is further acceleration in the decline in sales volume for Skoal that results in material revenue declines, there may be a material adverse effect on the significant assumptions used in performing our valuation, including volume, revenue, income, perpetual growth rate and discount rate. A hypothetical 1% increase to the discount rate used in our quantitative assessment as of December 31, 2023, which was our most sensitive assumption, would have resulted in an impairment charge to the Skoal intangible asset of approximately $150 million during 2023.
Although the above referenced conditions indicate there has been a shift in adult consumer preferences, specifically related to MST products and oral nicotine pouches, considering the approximately 6% headroom as of December 31, 2023 and the current quarter operating results for Skoal, these conditions did not indicate an impairment was more likely than not as of March 31, 2024. However, if Skoal’s actual revenue and income or long-term outlook are significantly different from forecasted performance used to estimate the fair value or if the discount rate used to estimate the fair value increases, we could have a material non-cash impairment of our Skoal trademark in future periods.

Consolidated Operating Results

	For the Three Months Ended March 31,
(in millions)	2024	2023
Net Revenues:
Smokeable products	$4,906	$5,090
Oral tobacco products	651	628
All other	19	1
Net revenues	$5,576	$5,719
Excise Taxes on Products:
Smokeable products	$834	$928
Oral tobacco products	25	28
Excise taxes on products	$859	$956
Operating Income:
OCI:
Smokeable products	$2,439	$2,503
Oral tobacco products	435	416
All other	(61)	(9)
Amortization of intangibles	(27)	(18)
General corporate expenses	(112)	(135)
Operating income	$2,674	$2,757
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
The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the three months ended March 31:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2024 Reported	$2,739	$610	$2,129	$1.21
NPM Adjustment Items	(6)	(1)	(5)	—
Tobacco and health and certain other litigation items	24	5	19	0.01
ABI-related special items	(86)	(19)	(67)	(0.04)
Cronos-related special items	17	—	17	0.01
Income tax items	—	71	(71)	(0.04)
2024 Adjusted for Special Items	$2,688	$666	$2,022	$1.15

2023 Reported	$2,479	$692	$1,787	$1.00
Acquisition and disposition-related items	(17)	(5)	(12)	—
Tobacco and health and certain other litigation items	111	27	84	0.04
Loss on disposition of JUUL equity securities	250	—	250	0.14
ABI-related special items	(25)	(5)	(20)	(0.01)
Cronos-related special items	26	—	26	0.01
Income tax items	—	(3)	3	—
2023 Adjusted for Special Items	$2,824	$706	$2,118	$1.18

The following special items affected the comparability of statements of earnings amounts for the three months ended March 31, 2024 and 2023:
▪Tobacco and Health and Certain Other Litigation Items: For a discussion of tobacco and health and certain other litigation items and a breakdown of these costs by segment, see Note 13. Contingencies to our condensed consolidated financial statements in Item 1 (“Note 13”) and Tobacco and Health and Certain Other Litigation Items in Note 10, respectively.
▪Loss on Disposition of JUUL Equity Securities: We recorded a non-cash, pre-tax loss of $250 million related to the disposition of our JUUL equity securities for the three months ended March 31, 2023 as (income) losses from investments in equity securities in our condensed consolidated statement of earnings. We recorded a corresponding adjustment to the JUUL tax valuation allowance.
▪ABI-Related Special Items: We recorded net pre-tax income of $86 million from our equity investment in ABI for the three months ended March 31, 2024, which consists primarily of a gain related to the ABI Transaction. For further information on the gain related to the ABI Transaction, see Note 5.
The ABI-related special items include our respective share of the amounts recorded by ABI and additional adjustments related to (i) the conversion of ABI-related special items from international financial reporting standards to GAAP and (ii) adjustments to our investment required under the equity method of accounting.
▪Income Tax Items: We recorded income tax items of $71 million, for the three months ended March 31, 2024, due primarily to an income tax benefit from the partial release of a valuation allowance on JUUL-related losses. The valuation allowance release was due to our capital gain on the ABI Transaction. For further discussion, see Note 12. Income Taxes to our condensed consolidated financial statements in Item 1 (“Note 12”).
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Net revenues, which include excise taxes billed to customers, decreased $143 million (2.5%), due primarily to lower net revenues in the smokeable products segment, partially offset by higher net revenues in the oral tobacco products segment and the all other category.
Cost of sales was essentially unchanged, as higher per unit settlement charges and higher manufacturing costs in our smokeable products segment were mostly offset by lower shipment volume in our smokeable products segment.
Excise taxes on products decreased $97 million (10.1%), due to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs increased $34 million (5.9%), due primarily to transaction costs from our ABI Transaction, inflation impacts and higher project spending, partially offset by lower tobacco and health and certain other litigation charges (including an agreement in 2023 to resolve shareholder derivative lawsuits).
Operating income decreased $83 million (3.0%), due primarily to lower operating results in our smokeable products segment and all other category, partially offset by lower general corporate expenses and higher operating results in our oral tobacco products segment.
Interest and other debt expense, net increased $25 million (10.9%), due primarily to 2023 interest income associated with the sale of the IQOS Tobacco Heating System (“IQOS System”) commercialization rights. For further discussion regarding the sale of the IQOS System, see Operating Results by Business Segment - Business Environment - FSPTCA and FDA Regulation below.
(Income) losses from investments in equity securities, which were favorable $375 million (100+%), were positively impacted by the 2023 loss on the disposition of our JUUL equity securities and favorable results from our equity investment in ABI (due primarily to our gain on the ABI Transaction.)
Provision for income taxes decreased $82 million (11.8%), due primarily to an income tax benefit from the partial release of a valuation allowance on JUUL-related losses. The valuation allowance release was due to our capital gain on the ABI Transaction. For further discussion, see Note 12.
Reported net earnings of $2,129 million increased $342 million (19.1%), due primarily to favorable results from our investments in equity securities and favorable income tax items, partially offset by lower operating income. Reported basic and diluted EPS of $1.21, each increased by 21.0% due to higher reported net earnings and fewer shares outstanding.
Adjusted net earnings of $2,022 million decreased $96 million (4.5%), due primarily to lower OCI. Adjusted diluted EPS of $1.15 decreased by 2.5%, due to lower adjusted net earnings, partially offset by fewer shares outstanding.

Operating Results by Business Segment
Business Environment
Summary
The U.S. tobacco industry faces a number of business and legal challenges that have materially adversely affected and may continue to materially adversely affect our business, results of operations, cash flows or financial position or our ability to achieve our Vision. These challenges, some of which are discussed in more detail in Note 13, and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), include:
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
In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences continue to impact the tobacco industry, including negatively impacting cigarette and MST shipment volumes. We believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral nicotine pouches. Adult tobacco consumers continue to transition from cigarettes and MST to exclusive use of smoke-free tobacco product alternatives, which aligns with our Vision.
We work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the United States through innovation and other growth strategies (including, where appropriate, arrangements with, or investments in, third parties and acquisitions).
For the first quarter of 2024, we estimate that, when adjusted for trade inventory movements, calendar differences and other factors, domestic cigarette industry volume declined by 9% versus the first quarter of 2023. We believe these declines primarily are attributable to the historic secular rate of decline, the growth of illegal disposable e-vapor products and continued macroeconomic pressures on adult tobacco consumer discretionary income. We continue to estimate that the growth of illegal disposable e-vapor products, which we discuss in more detail below, contributed to cigarette industry volume declines in a range of 1.5% to 2.5% over the last 12 months. By design, these illegal disposable e-vapor products are largely distributed through non-traditional, untracked retail channels, and this is a trend we will continue to carefully monitor. We expect cigarette industry volume trends for the remainder of 2024 to be most influenced by (i) continued macroeconomic and discretionary income pressures on adult tobacco consumers (including inflation, interest rates, gasoline prices and unemployment levels), (ii) cross-category movement, including to illegal e-vapor products, and (iii) regulatory and legislative (including excise tax) developments.

The macroeconomic and discretionary income pressures on adult tobacco consumers, as well as seasonal trends in the discount segment influenced discount share performance. For the first quarter of 2024, the discount share of the cigarette category was 29.1%, an increase of 0.4 share points sequentially and an increase of 0.8 share points versus the first quarter of 2023.
Marlboro share was 42.0% in the first quarter of 2024, a decrease of 0.3 share points sequentially and unchanged versus the first quarter of 2023. Marlboro share in the premium segment of the industry remained stable sequentially at 59.3% and increased 0.7 share points versus the first quarter of 2023.
The U.S. nicotine pouch category continued to grow significantly throughout the first quarter of 2024 to 40.1% of the U.S. oral tobacco category, an increase of 13.8 share points versus the first quarter of 2023. on! maintained year over year share momentum through the first quarter of 2024 to achieve 7.1% of the total oral tobacco category, an increase of 0.2 share points versus the fourth quarter of 2023 and an increase of 0.2 share points sequentially. Oral nicotine pouch growth primarily has sourced from adult smokeless tobacco and cigarette consumers, negatively impacting smokeless and cigarette product volumes. For the first quarter 2024, the traditional smokeless category (including MST and Snus) share of the total oral tobacco category declined to 59.9%, down 13.8 share points versus the first quarter of 2023. Copenhagen had an oral tobacco category share of 20.1% for the first quarter of 2024, a decrease of 5.2 share points when compared to the first quarter of 2023.
Through the first quarter of 2024, NJOY distribution grew to over 80,000 stores. During the same period, reported shipment volume of NJOY consumables (including NJOY ACE and NJOY DAILY) was approximately 10.9 million units, and NJOY device shipment volume was approximately 1 million units. The NJOY share of the e-vapor category reached 4.3% in the first quarter of 2024, an increase of 0.6 share points sequentially.
Despite overall improvements in macroeconomic conditions (stabilizing inflation, low unemployment and stable wage inflation), discretionary income pressures persisted for adult tobacco consumers through the first quarter of 2024 due to the cumulative effects of inflation. The March 2024 Consumer Price Index (CPI) was 3.5%, exceeding the Federal Reserve’s target of 2%. Although inflation rates remained lower than prior years, increased prices on certain expenditures, such as groceries and gas, continued to put pressure on adult tobacco consumer discretionary income. Gas prices throughout the first quarter of 2024 were lower overall than prior years but remained consistently above $3.00 month-over-month and began to increase through March 2024. The average gas price for the month of March 2024 was $3.43 per gallon. In addition to rising costs of certain expenses, the Federal Funds Rate has remained above historical levels, although stable at 5.33% through the first quarter of 2024.
We continue to monitor changing conditions within the tobacco business environment and impacts on our business. For example, we monitor changes in macroeconomic conditions that increase discretionary income pressures on adult tobacco consumers, which can impact domestic cigarette industry volume decline and discount segment share growth and reduce purchases at retail. We are also monitoring growth of illegal disposable e-vapor products and the related negative impact on domestic cigarette and e-vapor industry volumes. In addition, the growth of the nicotine pouch category has reduced the size of the MST category and could impact the carrying value of our assets such as our tobacco product trademarks. Changes in these and other conditions could have a material adverse effect on our business, results of operations, cash flows or financial position.
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
Although the FDA, in conjunction with other federal entities, has engaged in some enforcement activity, insufficient actions against certain product categories that violate the law, including disposable and flavored e-vapor products and products targeted to minors, have allowed such products to proliferate on the market. In addition, the FDA’s failure to clearly define product pathways and accelerate PMTA decision making has resulted in a market with few authorized smoke-free products available to adult tobacco consumers.
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
Helix submitted PMTAs for on! oral nicotine pouches in May 2020. As of April 22, 2024, the FDA has not issued marketing order decisions for any on! products. In addition, as of April 22, 2024, Middleton has received market orders or exemptions that cover over 99% of its cigar product volume.
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
Post-Market Surveillance: Manufacturers that receive product authorizations through the PMTA process must adhere to the FDA post-market record keeping and reporting requirements, as detailed in market orders and in the final PMTA rule. The requirements include prior notification of marketing activities. The FDA may amend requirements of a market order or withdraw the market order based on this information if, among other reasons, it determines that the continued marketing of the products is no longer appropriate for the protection of the public health.
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

▪FDA Regulatory Actions
▪Graphic Warnings: In March 2020, the FDA issued a final rule requiring 11 textual warnings accompanied by color graphics depicting certain negative health consequences of smoking on cigarette packaging and advertising. PM USA and other cigarette manufacturers filed lawsuits challenging the final rule on substantive and procedural grounds. In December 2022, the U.S. District Court for the Eastern District of Texas found in favor of cigarette manufacturers in one such suit and blocked the rule, finding it unconstitutional on the basis that it compelled speech in violation of the First Amendment. The FDA appealed the decision, and, in March 2024, the U.S. Court of Appeals for the Fifth Circuit reversed the trial court and remanded the case for further proceedings.
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
Additionally, the FDA issued final guidance in April 2020, stating that it intended to prioritize enforcement action against certain product categories, including pod-based, flavored e-vapor products and products targeted to minors. More recently, the FDA has taken limited enforcement action aimed at manufacturers and retailers of certain disposable flavored electronic nicotine delivery system products. However, despite some enforcement activity, insufficient actions against certain product categories that violate the law, including disposable and flavored e-vapor products and products targeted to minors, have allowed such products to proliferate on the market.
▪Electronic Nicotine Delivery System Products: As of April 22, 2024, many manufacturers of menthol and other flavored e-vapor products have received MDOs for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefit of their products to adult smokers overcomes the risk that their products pose to youth. The FDA has communicated in these MDOs that vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of Public Health” standard and that successful applications require strong, product-specific evidence. A number of these manufacturers are challenging the MDOs for their products. In January 2024, the U.S. Court of Appeals for the Fifth Circuit ruled that the FDA process and procedure for addressing an e-vapor PMTA violated federal law and that, among other things, the FDA failed to give the manufacturer plaintiff fair notice of, and repeatedly changed positions with respect to, the information required to obtain a PMTA. The court decided the case en banc, with all judges on the court hearing the case. Other U.S. Courts of Appeal have upheld adverse FDA determinations, and there are pending requests that the U.S. Supreme Court review these decisions.
▪Potential Product Standards
▪Nicotine in Cigarettes and Other Combustible Tobacco Products: In March 2018, the FDA issued an ANPRM seeking comments on the potential public health benefits and any possible adverse effects of lowering nicotine in combustible cigarettes to non-addictive or minimally addictive levels. Among other issues, the FDA sought comments on (i) whether smokers would compensate by smoking more cigarettes to obtain the same level of nicotine as with their current product and (ii) whether the proposed rule would create an illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. The FDA also sought comments on whether a nicotine product standard should apply to other combustible tobacco products, including cigars. In December 2023, the Biden Administration published its Fall 2023 Unified Regulatory Agenda, which includes the FDA’s plans to propose, by April 2024, a product standard that would establish a maximum nicotine level in cigarettes and other combustible tobacco products. As of April 22, 2024, the FDA has not proposed this product standard. Any proposed product standard would proceed through the rulemaking process, which we believe will take multiple years to complete.
▪Flavors in Tobacco Products: In April 2022, the FDA issued two proposed product standards: (i) banning menthol in cigarettes and (ii) banning all characterizing flavors (including menthol) in cigars. The Biden Administration’s Fall 2023 Unified Regulatory Agenda includes the FDA’s plans to have completed rulemaking with respect to these proposed product standards by March 2024. As of April 22, 2024, the FDA has not completed rulemaking with respect to either proposed product standard, but in October 2023 submitted the two proposed product standards to the White House Office of Management and Budget for review. We submitted comments during the notice-and-comment period and plan to continue engaging with the FDA through the rulemaking process. The FDA could propose an additional product standard for flavors in innovative tobacco products, including e-vapor products and oral nicotine products.

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
We engaged with the FDA through the rulemaking process, including during the notice-and-comment period, which closed in October 2023. The Biden Administration’s Fall 2023 Unified Regulatory Agenda includes the FDA’s plans to have completed rulemaking with respect to this proposed rule by October 2024. If the proposed rule were to take effect, compliance with these requirements could result in increased costs.
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
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and April 22, 2024, the weighted-average state cigarette excise tax increased from $0.36 to $1.90 per pack. Only one state, New York, enacted new legislation increasing excise taxes in 2023. As of April 22, 2024, no states have enacted excise tax increases in 2024. However, various increases are under consideration or have been proposed.
A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. We support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of April 22, 2024, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST. North Carolina has passed legislation that will cause the state to adopt a weight-based tax methodology for MST in July 2025.
An increasing number of states and localities also are imposing excise taxes on e-vapor products and oral nicotine pouches. As of April 22, 2024, 32 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 12 states and the District of Columbia have enacted legislation to tax oral nicotine pouches.
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
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of April 22, 2024, 182 countries, as well as the European Union, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings, (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products and (v) requires manufacturers of e-vapor products to certify that they are in compliance with FDA requirements to be allowed to sell in the state. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of April 22, 2024, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, New York, Rhode Island and Utah) and the District of Columbia have passed such legislation. Some of these states, such as New York, Utah and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway. The legislation in California, which became effective in December 2022, bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen.
Massachusetts and Utah passed legislation capping the amount of nicotine in e-vapor products. Legislation relating to this issue is pending in two other states.
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
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: After a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, in December 2019, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of April 22, 2024, 43 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on our operating companies’ sales volumes, we support raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, as discussed above under Underage Access and Use of Certain Tobacco Products, reflecting our longstanding commitment to combat underage tobacco use.
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
▪Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. For example, we currently are, or recently have been, subject to a number of governmental investigations with respect to our former investment in JUUL, which we divested in March 2023, including the following: (i) the FTC issued a Civil Investigative Demand to us while conducting its antitrust review of our former investment in JUUL seeking information regarding, among other things, our role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee (see Note 13 for a description of the FTC’s administrative complaint against us and JUUL); (ii) the SEC commenced an investigation relating to our acquisition, disclosures and accounting controls in connection with the JUUL investment; and (iii) the New York State Office of the Attorney General and the Commonwealth of Massachusetts Office of the Attorney General, separately, issued independent subpoenas to us seeking documents relating to our former investment in and provision of services to JUUL. For a discussion of our disposition of our former interest in JUUL, see Note 5.
In April 2023, January 2024, February 2024 and April 2024, we agreed to settle the lawsuits relating to our former investment in JUUL initiated by the attorneys general of Minnesota, Alaska, Hawaii and New Mexico, respectively.
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
Illicit Trade in Tobacco Products
Illicit trade in tobacco products can have an adverse impact on our businesses, including the sales volumes and market shares of our companies’ innovative and smoke-free products and traditional tobacco products. Illicit trade can take many forms, including the sale of counterfeit tobacco products; the sale of tobacco products in the United States that are intended for sale outside the country; the sale of untaxed tobacco products over the Internet and by other means designed to avoid the collection of applicable taxes; the sale of unregulated products; and diversion into one taxing jurisdiction of tobacco products intended for sale in another. Counterfeit tobacco products, for example, are manufactured by unknown third parties in unregulated environments. Counterfeit versions of our products can negatively affect adult tobacco consumer experiences with and opinions of those brands. Illegal disposable e-vapor products may be designed to appeal to youth and are manufactured without scientific standards, exposing consumers to undocumented risks. Illicit trade in tobacco products also harms law-abiding wholesalers and retailers by depriving them of lawful sales and undermines the significant investment we have made in legitimate distribution channels. Moreover, illicit trade in tobacco products results in federal, state and local governments losing tax revenues. Losses in tax revenues can cause such governments to take various actions, including increasing excise taxes, imposing legislative or regulatory requirements, or asserting claims against manufacturers of tobacco products or members of the trade channels through which such tobacco products are distributed and sold, each of which may have an adverse effect on our business, results of operations, cash flows or financial position.
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
Prohibitory policies, such as California’s ban on the sale of flavored tobacco products, which went into effect in 2022, can have unintended negative consequences, including the proliferation of counterfeit and unregulated products. We actively engage with regulators, state and federal lawmakers, our trade partners and other stakeholders to bring awareness to these issues. When appropriate, we also take legal action to protect our lawful e-vapor product business, such as the lawsuit we filed in federal court in California against manufacturers of illegal e-vapor products in October 2023. All but one defendant was dismissed from this suit without prejudice on procedural grounds in January 2024, and we voluntarily dismissed the remaining defendant in February 2024. We filed a new lawsuit against five manufacturers, four brick-and-mortar retailers and three online retailers of illicit “Elf Bar” e-vapor products in February 2024 in federal court in California.
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
Operating Results
The following table provides reconciliations of reported OCI to adjusted OCI for our reportable segments, all other category and total OCI and provides the related OCI margins:

For the Three Months Ended March 31, 2024
(in millions)	Smokeable Products	Oral Tobacco Products	All Other	Total
Net revenues	$4,906	$651	$19	$5,576
Excise taxes	(834)	(25)	—	(859)
Revenues net of excise taxes	$4,072	$626	$19	$4,717

Reported OCI	$2,439	$435	$(61)	$2,813
NPM Adjustment Items	(6)	—	—	(6)
Tobacco and health and certain other litigation items	18	—	—	18
Adjusted OCI	$2,451	$435	$(61)	$2,825

Reported OCI margin (1)	59.9%	69.5%	(100.0+)%	59.6%
Adjusted OCI margin (1)	60.2%	69.5%	(100.0+)%	59.9%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
For further information on our reportable segments, see Note 10.
Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins and provides a reconciliation of reported OCI to adjusted OCI for our smokeable products segment:

	Operating Results
	For the Three Months Ended March 31,
(in millions)	2024	2023	Change
Net revenues	$4,906	$5,090	(3.6)%
Excise taxes	(834)	(928)
Revenues net of excise taxes	$4,072	$4,162

Reported OCI	$2,439	$2,503	(2.6)%
NPM Adjustment Items	(6)	—
Tobacco and health and certain other litigation items	18	12
Adjusted OCI	$2,451	$2,515	(2.5)%

Reported OCI margins (1)	59.9%	60.1%	(0.2) pp
Adjusted OCI margins (1)	60.2%	60.4%	(0.2) pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Net revenues, which include excise taxes billed to customers, decreased $184 million (3.6%), due primarily to lower shipment volume ($589 million), partially offset by higher pricing ($403 million), which includes higher promotional investments.

Reported and adjusted OCI decreased $64 million (2.6%) and (2.5%), respectively, due primarily to lower shipment volume ($380 million) and higher per unit settlement charges and manufacturing costs ($105 million), partially offset by higher pricing, which includes higher promotional investments, and lower marketing, administration and research costs ($15 million).
Shipment Volume and Retail Share Results
The following table summarizes our smokeable products segment’s shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
(sticks in millions)	2024	2023	Change
Cigarettes:
Marlboro	14,973	16,396	(8.7)%
Other premium	747	825	(9.5)%
Discount	730	1,048	(30.3)%
Total cigarettes	16,450	18,269	(10.0)%
Cigars:
Black & Mild	417	443	(5.9)%
Other	—	1	(100.0)%
Total cigars	417	444	(6.1)%
Total smokeable products	16,867	18,713	(9.9)%
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
The following table summarizes our cigarettes retail share performance:

	Retail Share
	For the Three Months Ended March 31,
	2024	2023	Percentage Point Change
Cigarettes:
Marlboro	42.0%	42.0%	—
Other premium	2.3	2.3	—
Discount	2.1	2.7	(0.6)
Total cigarettes	46.4%	47.0%	(0.6)
Note: Retail share results for cigarettes are based on data from Circana, LLC (“Circana”), as well as, Management Science Associates, Inc. Circana maintains a blended retail service that uses a sample of stores and certain wholesale shipments to project market share and depict share trends. Similar to prior reporting, this service tracks sales in the food, drug, mass merchandisers, convenience, military, dollar store and club trade classes. For other trade classes selling cigarettes, retail share is based on shipments from wholesalers to retailers through the Store Tracking Analytical Reporting System (“STARS”), as provided by Management Science Associates, Inc. This service is not designed to capture sales through other channels, including the internet, direct mail and some illicitly tax-advantaged outlets. It is the standard practice of retail services to periodically refresh their retail scan services, which could restate retail share results that were previously released in these services.
For a discussion of volume trends and factors that impact volume and retail share performance, see Operating Results by Business Segment - Business Environment - Summary above.
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Our smokeable products segment’s reported and estimated adjusted domestic cigarettes shipment volume decreased 10%, driven primarily by the industry’s decline rate (impacted by macroeconomic pressures on adult tobacco consumers’ discretionary income and the growth of illicit e-vapor products) and retail share losses. When adjusted for trade inventory movements and other factors, total estimated domestic cigarette industry volume decreased by an estimated 9%.
Shipments of premium cigarettes accounted for 95.6% and 94.3% of our smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended March 31, 2024 and 2023, respectively.

Marlboro retail share decreased 0.3 share points sequentially. Additionally, Marlboro share of the premium segment was 59.3%, an increase of 0.7 share points versus the prior year and unchanged sequentially.
Total cigarettes industry discount category retail share was 29.1%, an increase of 0.8 share points versus the prior year and 0.4 share points sequentially, primarily due to increased macroeconomic pressures on adult tobacco consumers’ discretionary income.
For a discussion regarding discount category dynamics in 2024 and the economic conditions, including a high inflationary environment, that impact adult tobacco consumer purchasing behavior, see Operating Results by Business Segment - Business Environment - Summary above.
Pricing Actions
PM USA and Middleton executed the following pricing actions during 2024 and 2023:
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
In addition:
▪Effective April 14, 2024, PM USA increased the list price of Marlboro (excluding Mainline Menthol and 72s Menthol), L&M and Basic by $0.20 per pack. PM USA also increased the list price of all its other cigarette brands by $0.25 per pack.
▪Effective April 21, 2024, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.16 per five-pack.
Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our oral tobacco products segment:

	Operating Results
	For the Three Months Ended March 31,
(in millions)	2024	2023	Change
Net revenues	$651	$628	3.7%
Excise taxes	(25)	(28)
Revenues net of excise taxes	$626	$600

Reported and Adjusted OCI	$435	$416	4.6%

Reported and Adjusted OCI margins (1)	69.5%	69.3%	0.2 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Net revenues, which include excise taxes billed to customers, increased $23 million (3.7%), due primarily to higher pricing ($60 million), which includes lower promotional investments, partially offset by lower shipment volume and a higher percentage of on! shipment volume relative to MST (“volume/mix”) ($35 million).
Reported and adjusted OCI increased $19 million (4.6%), due primarily to higher pricing, which includes lower promotional investments, partially offset by lower volume/mix ($39 million).
Shipment Volume and Retail Share Results
The following table summarizes our oral tobacco products segment’s shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
(cans and packs in millions)	2024	2023	Change
Copenhagen	99.1	109.0	(9.1)%
Skoal	36.7	40.3	(8.9)%
on!	33.3	25.2	32.1%
Other	15.5	16.1	(3.7)%
Total oral tobacco products	184.6	190.6	(3.1)%
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
The following table summarizes our oral tobacco products segment’s retail share performance (excluding international volume):

	Retail Share
	For the Three Months Ended March 31,
	2024	2023	Percentage Point Change
Copenhagen	20.1%	25.3%	(5.2)
Skoal	8.0	10.1	(2.1)
on!	7.1	6.4	0.7
Other	2.6	3.1	(0.5)
Total oral tobacco products	37.8%	44.9%	(7.1)
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
For a discussion of volume trends and factors that impact volume and retail share performance, see Operating Results by Business Segment - Business Environment - Summary above.
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Our oral tobacco products segment’s reported domestic shipment volume decreased 3.1%, driven primarily by retail share losses and trade inventory movements, partially offset by the industry’s growth rate, calendar differences and other factors. When adjusted for calendar differences and trade inventory movements, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 4%.
Total oral tobacco products category industry volume increased by an estimated 9.5% for the six months ended March 31, 2024, primarily driven by growth in oral nicotine pouches, partially offset by declines in MST volumes.

Our oral tobacco products segment’s retail share was 37.8%, as share declines for MST products were primarily driven by oral nicotine pouch segment share growth.
Total U.S. oral tobacco category share for on! nicotine pouches was 7.1%, an increase of 0.7 share points versus the prior year and 0.2 share points sequentially,
The U.S. nicotine pouch category grew to 40.1% of the U.S. oral tobacco category, an increase of 13.8 share points versus the prior year. In addition, on!’s share of the nicotine pouch category was 17.6%, a decrease of 6.8 share points versus the prior year.
Pricing Actions
USSTC executed the following pricing actions during 2024 and 2023:
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
In addition:
▪Effective April 23, 2024, USSTC increased the list price on its Copenhagen, Skoal and Red Seal brands by $0.10 per can.
E-Vapor
Our NJOY e-vapor business is reported in our all other category. Reported domestic shipment volumes for the three months ended March 31, 2024 for NJOY consumables(1) and devices were approximately 10.9 million units and 1.0 million units, respectively.
In the first quarter of 2024, retail share of NJOY in the U.S. multi-outlet and convenience channel was 4.3%, an increase of 0.6 share points sequentially.
(1) E-vapor shipment volume includes NJOY ACE pods and DAILY disposables.
Liquidity and Capital Resources
We are a holding company that is primarily dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions and the payment of interest on intercompany loans. At March 31, 2024, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, we receive cash dividends on our interest in ABI and will continue to do so as long as we hold shares in ABI and ABI pays dividends.
At March 31, 2024, we had $3.6 billion of cash and cash equivalents. In addition to having access to the operating cash flows of our subsidiaries, our capital resources include access to credit markets in the form of commercial paper, availability under our $3.0 billion senior unsecured 5-year revolving credit agreement (“Credit Agreement”), which we use for general corporate purposes, and access to credit markets through the issuance of long-term senior unsecured notes. For additional information, see Capital Markets and Other Matters below.
In addition to funding current operations, we primarily use our net cash from operating activities for payment of dividends, share repurchases under our share repurchase programs, repayment of debt, acquisitions of or investments in businesses and assets and capital expenditures.
We believe our cash and cash equivalents balance, along with our future cash flows from operations, capacity for borrowings under our Credit Agreement and access to credit and capital markets, provide sufficient liquidity to meet the needs of our business operations and to satisfy our projected cash requirements for the next 12 months and the foreseeable future.

Capital Markets and Other Matters
Credit Ratings - Our cost and terms of financing and our access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under our Credit Agreement is discussed in Note 11. Debt to our condensed consolidated financial statements in Item 1 (“Note 11”).
At March 31, 2024, the credit ratings and outlook for our indebtedness by major credit rating agencies were:

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
At March 31, 2024, we had availability under our Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion, and we were in compliance with the covenants in our Credit Agreement. We expect to continue to meet the covenants in our Credit Agreement. We monitor the credit quality of our bank group and do not know of any potential non-performing credit provider in that group. For further discussion on short-term borrowings, see Note 11.
Long-Term Debt - At March 31, 2024 and December 31, 2023, our total long-term debt was $25.0 billion and $26.2 billion, respectively. In January and February 2024, we repaid in full at maturity our 4.000% and 3.800% senior unsecured notes, respectively, in the aggregate principal amounts of $776 million and $345 million, respectively. For further details on long-term debt, see Note 11.
At March 31, 2024, our debt-to-Consolidated net earnings and debt-to-Consolidated EBITDA ratios were calculated as follows:

For the Twelve Months Ended March 31, 2024 (1)
(in millions)
Consolidated net earnings	$8,472
Interest and other debt expense, net	1,014
Provision for income taxes	2,716
Depreciation and amortization	285
EBITDA	12,487
(Income) loss from investments in equity securities and noncontrolling interests, net	(618)
Dividends from less than 50% owned affiliates	163
Consolidated EBITDA	$12,032

Total Debt (2)	$25,042

Total Debt / Consolidated net earnings	3.0
Total Debt / Consolidated EBITDA	2.1
(1) Calculated as of the end of the applicable quarter on a rolling four quarters basis.
(2) Balance at March 31, 2024, which is classified as long-term debt on the condensed consolidated balance sheet.
ABI Transaction - As discussed in Note 5, in March 2024, we received pre-tax cash proceeds from the ABI Transaction of approximately $2.4 billion and paid transaction costs of approximately $62 million. We used the proceeds from the ABI Transaction to fund the ASR transactions discussed below.
Guarantees and Other Similar Matters - As discussed in Note 13, we had unused letters of credit obtained in the ordinary course of business and guarantees (including third-party guarantees) outstanding at March 31, 2024. From time to time, we also issue lines of credit to affiliated entities. As further discussed in Note 4. Supplier Financing to our condensed consolidated financial statements in Item 1 and Note 13, as part of the supplier financing program, Altria guarantees the financial obligations of Altria Client Services LLC under the financing program agreement. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 11, PM USA guarantees our obligations under our outstanding debt securities, any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program. These items have not had, and are not expected to have, a significant impact on our liquidity.

Payments Under State Settlement Agreements and FDA Regulation - PM USA has entered into State Settlement Agreements with the states, the District of Columbia and certain U.S. territories that call for certain payments. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. For further discussion of the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the MSA, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 13.
Based on current agreements, estimated market share, estimated annual industry volume decline rates and inflation rates, the estimated amounts that we may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees are $3.5 billion on average for the next three years. The estimated amount for 2024 includes PM USA’s obligations under the State Settlement Agreements to pay settling plaintiffs’ attorneys’ fees. We expect PM USA’s obligation to pay these fees will terminate in the fourth quarter of 2024. In addition, the amount excludes the potential impact of any NPM Adjustment Items.
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year are generally paid in April of the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. We paid approximately $2.9 billion in April 2024 for amounts accrued in 2023 under the State Settlement Agreements. We recorded $0.9 billion and $1.0 billion of charges to cost of sales for the three months ended March 31, 2024 and 2023, respectively, in connection with the State Settlement Agreements and FDA user fees. As previously stated, the payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including volume, operating income, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results. For further discussion on the potential impact of inflation on future payments, see Operating Results by Business Segment -Business Environment - State Settlement Agreements above.
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of March 31, 2024, PM USA had posted appeal bonds totaling $38 million, which have been collateralized with restricted cash that is included in assets on our condensed consolidated balance sheet.
Litigation is subject to uncertainty, and an adverse outcome or settlement of litigation could have a material adverse effect on our results of operations, cash flows or financial position in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 13.
Equity and Dividends
During the first three months of 2024 and 2023, we paid dividends of $1,733 million and $1,683 million, respectively, an increase of 3.0%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares we repurchased under our share repurchase programs. Our current annualized dividend rate is $3.92 per share. We have a progressive dividend goal targeting mid-single digits dividend growth annually. Future dividend payments remain subject to the discretion of our Board of Directors (“Board of Directors” or “Board”).
ASR - In March 2024, we increased our $1.0 billion share repurchase program to $3.4 billion. The increase was funded with proceeds from the ABI Transaction. As of March 31, 2024, we paid $2.4 billion for the repurchase of our common stock in the ASR transactions, and we expect final settlement to occur by June 30, 2024.
For further discussion of our share repurchase programs, see Note 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.
Financial Review
Cash Provided by/Used in Operating Activities
During the first three months of 2024, net cash provided by operating activities was $2,877 million compared with $2,984 million during the first three months of 2023. This decrease was due primarily to lower net revenues, partially offset by lower federal excise tax payments.
We had a working capital deficit at March 31, 2024 and December 31, 2023, and believe we have the ability to fund working capital deficits with cash provided by operating activities, borrowings under our Credit Agreement and access to the credit and capital markets.
Cash Provided by/Used in Investing Activities
During the first three months of 2024, net cash provided by investing activities was $2,316 million compared with net cash used in investing activities of $56 million during the first three months of 2023. This change was due primarily to proceeds from the ABI Transaction.

Cash Provided by/Used in Financing Activities
During the first three months of 2024, net cash used in financing activities was $5,268 million compared with $3,045 million during the first three months of 2023. This increase was due to the ASR transactions and higher dividends paid in 2024, partially offset by lower repayments of long-term debt.
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
Summarized Balance Sheets
(in millions of dollars)

	Parent		Guarantor
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Assets
Due from Non-Guarantor Subsidiaries	$—	$—	$316	$316
Other current assets	3,964	4,052	630	678
Total current assets	$3,964	$4,052	$946	$994

Due from Non-Guarantor Subsidiaries	$6,561	$6,561	$—	$—
Other assets	8,193	9,797	1,330	1,334
Total non-current assets	$14,754	$16,358	$1,330	$1,334

Liabilities
Due to Non-Guarantor Subsidiaries	$2,716	$2,548	$1,140	$1,081
Other current liabilities	2,397	3,708	4,980	3,665
Total current liabilities	$5,113	$6,256	$6,120	$4,746

Total non-current liabilities	$27,910	$27,876	$587	$590

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Three Months Ended March 31, 2024
	Parent (1)	Guarantor (2)
Net revenues	$—	$4,632
Gross profit	—	2,589
Net earnings (losses)	(66)	1,736
(1) For the three months ended March 31, 2024, net earnings (losses) include $92 million of intercompany interest income from non-guarantor subsidiaries and $122 million of interest expense from non-guarantor subsidiaries.
(2) For the three months ended March 31, 2024, net earnings (losses) include $83 million of intercompany interest income from non-guarantor subsidiaries.

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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could differ materially from those anticipated, estimated or projected. You should bear this in mind as you consider our forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes, including with respect to our ability to achieve our Vision, to differ materially from those contained in, or implied by, any forward-looking statements we make. Any such statement is qualified by reference to the following cautionary statements. We elaborate on these important factors and the risks we face throughout this Form 10-Q, particularly in the “Executive Summary” and “Business Environment” sections preceding our discussion of the operating results of our segments above, and in our other publicly filed reports, including our 2023 Form 10-K. These factors and risks include the following:
▪our inability to anticipate and respond to changes in adult tobacco consumer preferences and purchase behavior;
▪our inability to compete effectively;
▪the growth of the e-vapor category, including illegal disposable e-vapor products, and other innovative tobacco products, including oral nicotine pouches, contributing to reductions in cigarette and MST consumption levels and shipment volume;
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
▪the risks associated with significant federal, state and local government actions, including FDA regulatory actions and inaction, and various private sector actions;
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
▪the various risks related to health epidemics and pandemics and the measures that international, federal, state and local governments, agencies, law enforcement and health authorities implement to address them;
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
▪our inability to attract investors due to increasing investor expectations of our performance relating to corporate responsibility, including environmental, social and governance, factors;
▪the failure of our, or our key service providers’ or key suppliers’, information systems to function as intended, or cyber-attacks or security breaches affecting us or our key service providers or key suppliers;
▪our failure, or the failure of our key service providers or key suppliers, to comply with laws related to personal data protection, privacy, artificial intelligence and information security;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The fair value of our long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting primarily from changes in market interest rates. The following table provides the fair value of our long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates at March 31, 2024 and December 31, 2023:

(in billions)	March 31, 2024	December 31, 2023
Fair value	$23.1	$24.4
Decrease in fair value from a 1% increase in market interest rates	1.9	1.9
Increase in fair value from a 1% decrease in market interest rates	2.2	2.2
We expect interest rates on borrowings under our Credit Agreement to be based on the Term Secured Overnight Financing Rate, plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s and S&P. The applicable percentage for borrowings under our Credit Agreement at March 31, 2024 was 1.0% based on our long-term senior unsecured debt ratings on that date. At March 31, 2024 and December 31, 2023, we had no borrowings under our Credit Agreement.
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

Item 1A. Risk Factors
Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of our 2023 Form 10-K. There have been no material changes to the risk factors previously disclosed in our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2024, our Board of Directors authorized a $1.0 billion share repurchase program that it increased to $3.4 billion in March 2024 (as increased, “January 2024 share repurchase program”); we expect to complete the program by December 31, 2024. The timing of share repurchases depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board of Directors.
Our share repurchase activity for each of the three months in the period ended March 31, 2024, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1-31, 2024	—	$—	—	$1,000,000,000
February 1-29, 2024 (1)	358,904	$40.90	—	$1,000,000,000
March 1-31, 2024 (2)	46,501,025	$43.87	46,501,025	$1,000,000,000
	46,859,929	$43.85	46,501,025
(1) Consists of shares withheld by Altria in an amount equal to the statutory withholding taxes for vested stock-based awards previously granted to eligible employees.
(2) Consists of shares initially repurchased by Altria under two separate agreements with bank counterparties (collectively, “ASR Agreements”) at a price equal to the closing price of our common stock on the date we entered into the ASR Agreements. The total number of shares to be repurchased and the final per share purchase price for shares purchased under each ASR Agreement will be determined at the end of the applicable purchase period, which is scheduled to occur by June 30, 2024, but may occur earlier in certain circumstances. As a result, $360 million (15% of the aggregate repurchase price of $2.4 billion) was paid and recorded in additional paid-in capital (“APIC”) in our condensed consolidated statement of stockholders’ equity (deficit) and will remain in APIC until final settlement. For further discussion of our share repurchase program, see Note 1.
Item 5. Other Information
During the quarter ended March 31, 2024, none of our directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1	Form of Restricted Stock Unit Agreement (2024).

10.2	Form of Performance Stock Unit Agreement (2024).

22	Guarantor Subsidiary of the Registrant. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-08940).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALTRIA GROUP, INC.

/s/ SALVATORE MANCUSO
Salvatore Mancuso
Executive Vice President and
Chief Financial Officer
April 25, 2024