Form 10-Q
period 2024-06-30
ALTRIA GROUP, INC.
filed 2024-07-31
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At July 24, 2024, there were 1,706,224,328 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)
______________________________

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$1,799	$3,686
Receivables	72	71
Inventories:
Leaf tobacco	562	649
Other raw materials	199	204
Work in process	25	22
Finished product	388	340
	1,174	1,215
Income taxes	316	496
Other current assets	179	117
Total current assets	3,540	5,585

Property, plant and equipment, at cost	4,507	4,582
Less accumulated depreciation	2,887	2,930
	1,620	1,652

Goodwill	6,945	6,791
Other intangible assets, net	13,048	13,686
Investments in equity securities	8,335	10,011
Other assets	899	845
Total Assets	$34,387	$38,570

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)
________________________________________________

	June 30, 2024	December 31, 2023
Liabilities
Current portion of long-term debt	$1,553	$1,121
Accounts payable	556	582
Accrued liabilities:
Marketing	763	716
Settlement charges	1,320	2,563
Other	1,900	1,902
Deferred gain from the sale of IQOS System commercialization rights	—	2,700
Dividends payable	1,690	1,735
Total current liabilities	7,782	11,319

Long-term debt	23,470	25,112
Deferred income taxes	3,281	2,799
Accrued pension costs	127	130
Accrued postretirement health care costs	1,086	1,079
Other liabilities	1,607	1,621
Total liabilities	37,353	42,060
Contingencies (Note 14)
Stockholders’ Equity (Deficit)
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,876	5,906
Earnings reinvested in the business	33,651	31,094
Accumulated other comprehensive losses	(2,283)	(2,673)
Cost of repurchased stock (1,095,982,189 shares at June 30, 2024 and 1,042,499,542 shares at December 31, 2023)	(41,195)	(38,802)
Total stockholders’ equity (deficit) attributable to Altria	(3,016)	(3,540)
Noncontrolling interests	50	50
Total stockholders’ equity (deficit)	(2,966)	(3,490)
Total Liabilities and Stockholders’ Equity (Deficit)	$34,387	$38,570

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)
_____________________________________

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$11,785	$12,227	$6,209	$6,508
Cost of sales	3,039	3,115	1,602	1,681
Excise taxes on products	1,791	2,026	932	1,070
Gross profit	6,955	7,086	3,675	3,757
Marketing, administration and research costs	1,394	1,424	788	852
Asset impairment	354	—	354	—
Operating income	5,207	5,662	2,533	2,905
Interest and other debt expense, net	515	486	261	257
Net periodic benefit income, excluding service cost	(49)	(62)	(25)	(31)
(Income) losses from investments in equity securities	(414)	(47)	(119)	(127)
Gain on the sale of IQOS System commercialization rights	(2,700)	—	(2,700)	—
Earnings before income taxes	7,855	5,285	5,116	2,806
Provision for income taxes	1,923	1,381	1,313	689
Net earnings	$5,932	$3,904	$3,803	$2,117
Per share data:
Basic and diluted earnings per share	$3.41	$2.18	$2.21	$1.19

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)
_____________________

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023
Net earnings	$5,932	$3,904	$3,803	$2,117
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	(2)	(11)	(1)	(5)
ABI	394	66	(8)	78
Currency translation adjustments and other	(2)	7	(8)	(3)
Other comprehensive earnings (losses), net of deferred income taxes	390	62	(17)	70
Comprehensive earnings	$6,322	$3,966	$3,786	$2,187

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Six Months Ended June 30, 2024 and 2023
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2023	$935	$5,906	$31,094	$(2,673)	$(38,802)	$50	$(3,490)
Net earnings	—	—	5,932	—	—	—	5,932
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	390	—	—	390
Stock award activity	—	(12)	—	—	23	—	11
Cash dividends declared ($1.96 per share)	—	—	(3,375)	—	—	—	(3,375)
Repurchases of common stock	—	(18)	—	—	(2,392)	—	(2,410)
Other	—	—	—	—	(24)	—	(24)
Balances, June 30, 2024	$935	$5,876	$33,651	$(2,283)	$(41,195)	$50	$(2,966)

Balances, December 31, 2022	$935	$5,887	$29,792	$(2,771)	$(37,816)	$50	$(3,923)
Net earnings	—	—	3,904	—	—	—	3,904
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	62	—	—	62
Stock award activity	—	(7)	—	—	20	—	13
Cash dividends declared ($1.88 per share)	—	—	(3,356)	—	—	—	(3,356)
Repurchases of common stock	—	—	—	—	(472)	—	(472)
Other	—	—	—	—	(5)	—	(5)
Balances, June 30, 2023	$935	$5,880	$30,340	$(2,709)	$(38,273)	$50	$(3,777)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Three Months Ended June 30, 2024 and 2023
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital		Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity (Deficit)
Balances, March 31, 2024	$935	$5,521		$31,535	$(2,266)	$(40,839)	$50	$(5,064)
Net earnings	—	—		3,803	—	—	—	3,803
Other comprehensive earnings (losses), net of deferred income taxes	—	—		—	(17)	—	—	(17)
Stock award activity	—	13		—	—	—	—	13
Cash dividends declared ($0.98 per share)	—	—		(1,687)	—	—	—	(1,687)
Repurchases of common stock	—	342	(1)	—	—	(352)	—	(10)
Other	—	—		—	—	(4)	—	(4)
Balances, June 30, 2024	$935	$5,876		$33,651	$(2,283)	$(41,195)	$50	$(2,966)

Balances, March 31, 2023	$935	$5,866	$29,898	$(2,779)	$(37,796)	$50	$(3,826)
Net earnings	—	—	2,117	—	—	—	2,117
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	70	—	—	70
Stock award activity	—	14	—	—	—	—	14
Cash dividends declared ($0.94 per share)	—	—	(1,675)	—	—	—	(1,675)
Repurchases of common stock	—	—	—	—	(472)	—	(472)
Other	—	—	—	—	(5)	—	(5)
Balances, June 30, 2023	$935	$5,880	$30,340	$(2,709)	$(38,273)	$50	$(3,777)
(1) Represents the fair value of the shares received at final settlement of the ASR Agreements that were transferred to cost of repurchased stock. For further discussion, see Note 1. Background and Basis of Presentation.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)
_____________________

For the Six Months Ended June 30,	2024	2023
Cash Provided by (Used in) Operating Activities
Net earnings	$5,932	$3,904
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	139	114
Deferred income tax provision (benefit) (1)	444	(180)
Unrecognized tax benefit (1)	88	550
Fair value adjustment for NJOY Transaction contingent payments	140	—
(Income) losses from investments in equity securities	(414)	(47)
Gain on the sale of IQOS System commercialization rights	(2,700)	—
Dividends from ABI	139	163
Asset impairment	354	—
Cash effects of changes: (2)
Receivables	(1)	(58)
Inventories	41	9
Accounts payable	(16)	(82)
Income taxes	177	(191)
Accrued liabilities and other current assets	(351)	187
Accrued settlement charges	(1,243)	(1,363)
Pension plan contributions	(9)	(11)
Pension and postretirement, net	(50)	(63)
Other, net (1)	132	176
Net cash provided by (used in) operating activities	2,802	3,108
Cash Provided by (Used in) Investing Activities
Capital expenditures	(64)	(103)
Proceeds from the ABI Transaction (3)	2,353	—
Acquisition of NJOY, net of cash acquired	—	(2,750)
Other, net	(10)	(5)
Net cash provided by (used in) investing activities	$2,279	$(2,858)
(1) 2023 relates to unrecognized tax benefit from the ordinary loss for cash tax purposes with respect to a portion of our tax basis associated with our former investment in JUUL, partially offset by our estimated corporate alternative minimum tax credit carryforward. 2023 amounts have been reclassified to conform to the current year presentation.
(2) 2023 amounts are net of the effects from the NJOY Transaction. For further details see Note 2. Acquisition of NJOY.
(3) For further discussion of the ABI Transaction, see Note 6. Investments in Equity Securities.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)
_____________________

For the Six Months Ended June 30,	2024	2023
Cash Provided by (Used in) Financing Activities
Proceeds from short-term borrowings	$—	$2,000
Long-term debt repaid	(1,121)	(1,566)
Repurchases of common stock	(2,410)	(472)
Dividends paid on common stock	(3,420)	(3,365)
Other, net	(15)	(15)
Net cash provided by (used in) financing activities	(6,966)	(3,418)
Cash, cash equivalents and restricted cash:
Increase (decrease)	(1,885)	(3,168)
Balance at beginning of period	3,721	4,091
Balance at end of period	$1,836	$923

The following table provides a reconciliation of cash, cash equivalents and restricted cash (1) to the amounts reported on our condensed consolidated balance sheets:
	At June 30, 2024	At December 31, 2023
Cash and cash equivalents	$1,799	$3,686
Restricted cash included in other current assets	9	5
Restricted cash included in other assets	28	30
Cash, cash equivalents and restricted cash	$1,836	$3,721
(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 14. Contingencies.

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
▪Background: At June 30, 2024, our wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which, through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco products (“MST”) and snus products; Helix Innovations LLC (“Helix”), which operates in the United States and Canada, and Helix Innovations GmbH and its affiliates (“Helix International”), which operate internationally in the rest-of-world, are engaged in the manufacture and sale of oral nicotine pouches; and NJOY, LLC (“NJOY”), which is engaged in the manufacture and sale of e-vapor products. Other wholly owned subsidiaries included Altria Group Distribution Company (“AGDC”), which provides sales and distribution services to our domestic operating companies; and Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, research and product development, consumer engagement, finance, human resources and external affairs. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by our subsidiaries. At June 30, 2024, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At June 30, 2024, we also owned a 75% economic interest in Horizon Innovations LLC (“Horizon”), a joint venture with JTI (US) Holding, Inc., a subsidiary of Japan Tobacco Inc., which owned the remaining 25% economic interest. Horizon is responsible for the U.S. marketing and commercialization of heated tobacco stick products owned by either party.
At June 30, 2024, we had investments in Anheuser-Busch InBev SA/NV (“ABI”) and Cronos Group Inc. (“Cronos”). In March 2024, we sold a portion of our investment in ABI (“ABI Transaction”). For further discussion of our investments in equity securities and the ABI Transaction, see Note 6. Investments in Equity Securities.
▪Share Repurchases: In January 2023, our Board of Directors (“Board of Directors” or “Board”) authorized a $1.0 billion share repurchase program (“January 2023 share repurchase program”), which we completed in December 2023.
In January 2024, our Board of Directors authorized a new $1.0 billion share repurchase program that it increased to $3.4 billion in March 2024 (as increased, “January 2024 share repurchase program”). We entered into accelerated share repurchase (“ASR”) transactions under two separate agreements with bank counterparties (collectively, “ASR Agreements”) to repurchase shares of our common stock having an aggregate value of $2.4 billion (“Repurchase Price”). In the first quarter of 2024, we paid the Repurchase Price and received 46.5 million shares of our common stock, which represented approximately 85% of the Repurchase Price, or $2,040 million, based on the closing price per share of our common stock on the date we entered into the ASR Agreements. In the second quarter of 2024, we received approximately 7.4 million additional shares of our common stock upon the final settlement of the ASR Agreements. The total number of shares repurchased under the ASR Agreements was based on volume-weighted average prices of our common stock during the term of the ASR transactions, less a discount. We funded the ASR transactions with proceeds from the ABI Transaction. The ASR transactions were accounted for as equity transactions and included in cost of repurchased stock on our condensed consolidated balance sheet when the shares were received. At June 30, 2024, we had $990 million remaining under the January 2024 share repurchase program. The timing of share repurchases depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our share repurchase activity was as follows:

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(in millions, except per share data)	2024	(1)	2023	2024	(1)	2023
Total number of shares repurchased	54.1		10.4	7.6		10.4
Aggregate cost of shares repurchased	$2,410		$472	$370		$472
Average price per share of shares repurchased	$44.50		$45.37	$48.36		$45.37
(1) Includes 53.9 million and 7.4 million shares repurchased under the ASR Agreements at an average price per share of $44.50 and $48.44 for the six and three months ended June 30, 2024, respectively.

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
On January 1, 2024, we adopted Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU No. 2022-03”). This guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance also specifies required disclosures for equity securities subject to contractual sale restrictions. We applied ASU No. 2022-03 for the fair value disclosure of our investment in ABI. For further discussion, see Note 6. Investments in Equity Securities.
For a description of issued accounting guidance applicable to, but not yet adopted by, us, see Note 15. New Accounting Guidance Not Yet Adopted.
Note 2. Acquisition of NJOY
On June 1, 2023, we acquired NJOY Holdings (“NJOY Transaction”), which provided us with full global ownership of NJOY’s e-vapor product portfolio, including NJOY ACE. The total consideration for the NJOY Transaction of approximately $2.9 billion consisted of approximately $2.75 billion in cash payments (net of cash acquired) plus the fair value of up to $500 million in additional cash payments contingent on receipt of U.S. Food and Drug Administration (“FDA”) authorizations with respect to NJOY’s menthol ($250 million), blueberry ($125 million) and watermelon ($125 million) pod products. The fair value of these contingent payments at March 31, 2024, December 31, 2023 and on the acquisition date was approximately $130 million, which was included in the total consideration.
On June 21, 2024, the FDA issued marketing granted orders for four NJOY menthol e-vapor products. As a result, we became obligated to make cash payments totaling $250 million under the acquisition agreement, which payments occurred in July 2024. Additionally, we recorded a pre-tax charge of approximately $140 million for the change in the fair value of contingent payments for the six and three months ended June 30, 2024, as an acquisition-related cost in marketing, administration and research costs in our condensed consolidated statement of earnings. At June 30, 2024, the fair value of total contingent payments was approximately $270 million after recording the fair value adjustment.
Contingent payments related to the NJOY Transaction were recognized at their estimated fair value as of the acquisition date. Subsequent changes to the fair value of the liability resulting from contingent payments are recognized in earnings until the contingency is resolved. In determining the estimated fair value of contingent payments, we made certain judgments, estimates and assumptions, the most significant of which was the likelihood of certain potential regulatory outcomes. Contingent payments are classified in Level 3 of the fair value hierarchy.
Costs incurred for the NJOY Transaction are recognized as expenses in the period in which the costs are incurred. For the six and three months ended June 30, 2023, we incurred $49 million and $41 million, respectively, for acquisition-related costs, consisting primarily of transaction costs and financing fees, which were included in marketing, administration and research costs and interest and other debt expense, net, respectively, in our condensed consolidated statements of earnings.
We funded the initial NJOY Transaction cash payments at closing through a combination of borrowings under a $2.0 billion term loan facility, the issuance of commercial paper and available cash. For further discussion regarding the term loan facility, see Note 12. Debt.
We accounted for this acquisition as a business combination. On June 1, 2024, we finalized our purchase price allocation for the NJOY Transaction. The amounts in the table below represent the final purchase price allocation to assets acquired and liabilities assumed in the NJOY Transaction, including measurement period adjustments made during the three months ended March 31, 2024. We recorded no measurement period adjustments in 2023 or during the three months ended June 30, 2024.

(in millions)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Cash and cash equivalents	$22	$—	$22
Receivables	7	—	7
Inventories	19	—	19
Other assets	7	—	7
Property, plant and equipment	16	—	16
Other intangible assets:
Developed technology (amortizable)	1,000	—	1,000
Trademarks (amortizable)	230	(40)	190
Supplier agreements (amortizable)	180	(180)	—
Accounts payable	(7)	—	(7)
Accrued liabilities	(20)	—	(20)
Deferred income taxes	(167)	66	(101)
Total identifiable net assets	1,287	(154)	1,133
Total consideration	2,901	—	2,901
Goodwill	$1,614	$154	$1,768
The excess of the total consideration over the identifiable net assets acquired in the NJOY Transaction primarily reflects the value of future growth opportunities in the e-vapor category. None of the goodwill or other intangible assets is deductible for tax purposes.
The significant assumptions used in determining the fair values of the identifiable intangible assets included volume growth rates, operating margins, the assessment of acquired technology life cycles, discount rates, as well as other factors. We determined the fair values of the identifiable intangible assets using an income approach. The fair value measurements were primarily based on significant inputs that are not observable in the market, such as discounted cash flow analyses, and thus are classified in Level 3 of the fair value hierarchy. We amortize these intangible assets over a weighted-average period of approximately 18 years.
Note 3. Revenues from Contracts with Customers
We disaggregate net revenues based on product type. For further discussion, see Note 11. Segment Reporting.
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
We record payments received by our businesses in advance of product shipment as deferred revenue. These payments are included in other accrued liabilities on our condensed consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue from contracts with customers was $310 million and $258 million at June 30, 2024 and December 31, 2023, respectively. When cash is received in advance of product shipment, our companies satisfy their performance obligations within three days of receiving payment. At June 30, 2024 and December 31, 2023, there were no differences between amounts recorded as deferred revenue from contracts with customers and amounts subsequently recognized as revenue.
Receivables were $72 million and $71 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, there were no expected differences between amounts recorded and subsequently received, and we did not record an allowance for credit losses against these receivables.
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
Note 4. Supplier Financing
We facilitate a voluntary supplier financing program through a third-party intermediary under which participating suppliers may elect to sell receivables due from us to participating third-party financial institutions at the sole discretion of both the suppliers and the financial institutions (“Program”). Our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether our supplier sells its receivable to a financial institution. We pay the third-party intermediary a nominal fee to administer the Program. Under the terms of the agreement with our third-party intermediary, ALCS has a direct obligation to pay the participating financial institutions or the participating suppliers when payment obligations are due, unless such obligations are satisfied by the applicable ALCS affiliate. Additionally, Altria guarantees the obligations of ALCS to those parties. We do not enter into agreements with any of the participating financial institutions in connection with the Program. The range of payment terms we negotiate with our suppliers (up to 120 days) is consistent irrespective of whether a supplier participates in the Program.
We have no economic interest in a supplier’s sale of a receivable. Once a qualifying supplier elects to participate in the Program and reaches an agreement with a participating third-party financial institution, the qualifying supplier elects which individual invoices it sells to the financial institution.
All outstanding balances under the Program are recorded in accounts payable on our condensed consolidated balance sheets, and the associated payments are included in operating activities within our condensed consolidated statements of cash flows.
At June 30, 2024 and December 31, 2023, confirmed outstanding obligations under the Program were $125 million and $119 million, respectively.
Note 5. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Smokeable products segment	$99	$99	$2,951	$2,963
Oral tobacco products segment	5,078	5,078	8,695	9,065
Other	1,768	1,614	1,402	1,658
Total	$6,945	$6,791	$13,048	$13,686
Other intangible assets consisted of the following:

	June 30, 2024		December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,089	$—	$11,443	$—
Definite-lived intangible assets	2,621	662	2,841	598
Total other intangible assets	$13,710	$662	$14,284	$598
At June 30, 2024, substantially all of our indefinite-lived intangible assets consisted of (i) MST and snus trademarks of $8.5 billion, which consists of Copenhagen, Skoal and other MST and snus trademarks of $4.0 billion, $3.6 billion and $0.9 billion, respectively, from our 2009 acquisition of UST, and (ii) cigar trademarks of $2.6 billion from our 2007 acquisition of

Middleton. Definite-lived intangible assets, consisting primarily of intellectual property (which includes developed technology), certain cigarette trademarks, e-vapor trademarks and customer relationships, are amortized over a weighted-average period of approximately 19 years. Pre-tax amortization expense for definite-lived intangible assets was $64 million and $45 million for the six months ended June 30, 2024 and 2023, respectively, and $37 million and $27 million for the three months ended June 30, 2024 and 2023, respectively. We estimate our annualized amortization expense, which includes the impact of the NJOY Transaction and related measurement period adjustments, for each of the next five years to be approximately $150 million, assuming no additional transactions occur that require the amortization of intangible assets.
On April 30, 2024, we assigned the exclusive U.S. commercialization rights to the IQOS Tobacco Heating System (“IQOS System”) to Philip Morris International Inc. (“PMI”) pursuant to the terms of a purchase agreement entered into with PMI in October 2022. In exchange for the assignment of the U.S. commercialization rights to the IQOS System, we received total cash payments of approximately $2.8 billion ($1.0 billion in 2022 and $1.8 billion, including interest, in the third quarter of 2023), $2.7 billion of which was classified as a deferred gain on our condensed consolidated balance sheet at December 31, 2023. Upon the assignment of the U.S. commercialization rights to the IQOS System, we recorded a pre-tax gain of $2.7 billion for the six and three months ended June 30, 2024 in our condensed consolidated statements of earnings.
The changes in goodwill and net carrying amount of intangible assets were as follows:

	For the Six Months Ended		For the Year Ended
	June 30, 2024		December 31, 2023
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Balance at January 1	$6,791	$13,686	$5,177	$12,384
Changes due to:
Acquisitions (1)	154	(220)	1,614	1,430
Asset impairment	—	(354)	—	—
Amortization	—	(64)	—	(128)
Balance at end of period	$6,945	$13,048	$6,791	$13,686
(1) Substantially all of the 2023 amounts are attributable to the NJOY Transaction. The 2024 amount represents the measurement period adjustments made during the three months ended March 31, 2024 related to the NJOY Transaction. For additional information regarding the NJOY Transaction, see Note 2. Acquisition of NJOY.
We conduct a required annual review of goodwill and indefinite-lived intangibles for potential impairment, and more frequently if an event occurs or circumstances change that would require us to perform an interim quantitative impairment assessment. Apart from the factors leading us to perform a quantitative assessment for the Skoal intangible asset as discussed below, there have been no events or changes in circumstances that indicate an interim quantitative impairment assessment was required as of June 30, 2024. We will perform our annual impairment testing during the fourth quarter of 2024.
At December 31, 2023, the estimated fair value of the Skoal trademark exceeded its carrying value of $3.9 billion by approximately 6% ($0.2 billion). Sales volumes of MST products, including Skoal, have continued to be negatively impacted due in part to evolving adult tobacco consumer preferences, which has resulted in consumers increasingly moving across tobacco categories. In connection with the preparation of our financial statements for the period ended June 30, 2024, we evaluated the accelerated growth of innovative tobacco products, including oral nicotine pouches, and the related increase in competitive activity among tobacco categories, which have continued to contribute to reductions in sales volumes for MST products, including Skoal. We concluded that the expected impact from the sales volume declines on the Skoal trademark represented a triggering event, and as a result of this conclusion, we performed an interim impairment assessment as of June 30, 2024. As a result of (i) lower projected revenue and income due to lower volume assumptions, (ii) a decrease in the perpetual growth rate to 0% (1% at October 1, 2023 valuation) and (iii) an increase in the discount rate to 11.5% (11.0% at October 1, 2023 valuation), we determined the estimated fair value of the Skoal trademark as of June 30, 2024, was below its carrying value and recorded a non-cash, pre-tax impairment of $354 million for the six and three months ended June 30, 2024 in our condensed consolidated statements of earnings. Our estimate of the fair value and carrying value of the Skoal trademark at June 30, 2024 was $3.6 billion, after recording the impairment.
We used an income approach to estimate the fair value of the Skoal trademark. The income approach reflects the discounting of expected future cash flows at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. In performing the discounted cash flow analysis, we made various judgments, estimates and assumptions, the most significant of which were volume, revenue, income, operating margins, perpetual growth rate and discount rate. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy.

Our annual impairment test of goodwill and indefinite-lived intangible assets as of October 1, 2023 resulted in no impairment charges. At June 30, 2024 and December 31, 2023, there were no accumulated impairment losses related to goodwill.
Note 6. Investments in Equity Securities
The carrying amount of our investments consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
ABI	$8,020	$9,676
Cronos	315	335
Total	$8,335	$10,011
(Income) losses from our current and former investments in equity securities consisted of the following:

	For the Six Months Ended June 30,				For the Three Months Ended June 30,
(in millions)	2024		2023		2024	2023
ABI (1)	$(434)	(2)	$(340)		$(121)	$(135)
Cronos (1)	20		43		2	8
(Income) losses from investments under equity method of accounting	(414)		(297)		(119)	(127)
JUUL	—		250	(3)	—	—
(Income) losses from investments in equity securities	$(414)		$(47)		$(119)	$(127)
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
On March 14, 2024, we converted 60 million shares of our Restricted Shares to ordinary shares of ABI. In March 2024, we completed the ABI Transaction, which consisted of the following:
▪We sold 35 million ordinary shares of ABI in a global secondary offering for gross proceeds of approximately $2.2 billion (“Secondary Offering”). In connection with the Secondary Offering, we (i) agreed to a 180-day lockup with the lead underwriter with respect to our remaining approximately 159 million ABI shares (ending September 10, 2024) and (ii) granted the underwriters an option to purchase up to an additional 5.25 million ordinary shares of ABI, which the underwriters did not exercise prior to its expiration.
▪We sold $200 million of our ABI ordinary shares (approximately 3.3 million ordinary shares) to ABI in a private transaction.
At June 30, 2024, we had an approximate 8.1% ownership interest in ABI, consisting of approximately 125 million Restricted Shares and approximately 34 million ordinary shares of ABI. As a result of the ABI Transaction, in the first quarter of 2024, we received pre-tax cash proceeds totaling approximately $2.4 billion and incurred transaction costs of approximately $62 million. In conjunction with the ABI Transaction, we entered into the ASR Agreements. For further discussion of the ASR Agreements, see Note 1. Background and Basis of Presentation.

As a result of the ABI Transaction, we recorded the following pre-tax amounts in our condensed consolidated statement of earnings:

(in millions)	For the Six Months Ended June 30, 2024
Gain on partial sale of our investment	$165
Transaction costs	(62)
Total pre-tax gain on ABI Transaction	$103
▪The pre-tax gain on the partial sale of our investment was recorded in (income) losses from investments in equity securities and includes a $408 million gain representing the excess of the selling price of the ABI shares sold over the carrying value of those shares, partially offset by a $243 million reclassification of the proportionate share of our pre-tax accumulated other comprehensive losses directly attributable to ABI and our designated net investment hedges related to our investment in ABI (see Note 7. Financial Instruments and Note 10. Other Comprehensive Earnings/Losses).
▪The pre-tax transaction costs were approximately $62 million ($59 million in marketing, administration and research costs and $3 million in interest and other debt expense, net), substantially all of which were underwriter fees.
In addition, in conjunction with the ABI Transaction, we recorded an income tax benefit from the partial release of a valuation allowance of approximately $94 million in provision for income taxes in our condensed consolidated statement of earnings for the six months ended June 30, 2024. For further discussion, see Note 13. Income Taxes.
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
The fair value of our investment in ABI at June 30, 2024 and December 31, 2023 was $9.2 billion and $12.7 billion, respectively, which exceeded its carrying value of $8.0 billion and $9.7 billion, respectively, by approximately 15% and 32%, respectively.
At June 30, 2024, the carrying value of our investment in ABI exceeded its share of ABI’s net assets attributable to equity holders of ABI by approximately $1.9 billion. Substantially all of this difference is comprised of goodwill and other indefinite-lived intangible assets (consisting primarily of trademarks). This difference represents a $0.6 billion reduction from December 31, 2023, primarily due to the ABI Transaction.
Investment in Cronos
At June 30, 2024, we had a 41.0% ownership interest in Cronos, consisting of approximately 157 million shares, which we account for under the equity method of accounting. We report our share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for us to record them in the concurrent period.
The fair value of our investment in Cronos was based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. At June 30, 2024, the fair value of our investment in Cronos exceeded its carrying value by approximately $50 million or approximately 16%. At December 31, 2023, the fair value of our investment in Cronos was less than its carrying value by $8 million or approximately 2%.
Former Investment in JUUL Labs, Inc. (“JUUL”)
In March 2023, we entered into a stock transfer agreement with JUUL under which we transferred to JUUL all of our beneficially owned JUUL equity securities and, in exchange, received a non-exclusive, irrevocable global license to certain of JUUL’s heated tobacco intellectual property. In addition, all other agreements between us and JUUL were terminated or we were removed as parties thereto, other than certain litigation-related agreements and a license agreement relating to our non-trademark licensable intellectual property rights in the e-vapor field, which remain in force solely with respect to our e-vapor intellectual property as of or prior to March 3, 2023. As a result of the stock transfer agreement, for the six months ended June 30, 2023, we recorded a non-cash, pre-tax loss of $250 million on the disposition of our JUUL equity securities in (income) losses from investments in equity securities in our condensed consolidated statement of earnings.
Note 7. Financial Instruments
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
At June 30, 2024 and December 31, 2023, we had no outstanding foreign currency contracts. When we have foreign currency contracts in effect, counterparties are domestic and international financial institutions. Under these contracts, we are exposed to potential losses in the event of non-performance by these counterparties. We manage our credit risk by entering into transactions with counterparties that have investment grade credit ratings, limiting the amount of exposure we have with each counterparty and monitoring the financial condition of each counterparty. The counterparty agreements contain provisions that require us to maintain an investment grade credit rating. In the event our credit rating falls below investment grade, counterparties to our foreign currency contracts can require us to post collateral.
The aggregate carrying value and fair value of our total long-term debt were as follows:

(in millions)	June 30, 2024	December 31, 2023
Carrying value	$25,023	$26,233
Fair value	22,675	24,373
Foreign currency denominated debt included in long-term debt:
Carrying value	3,206	3,303
Fair value	3,062	3,125
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
We recognized pre-tax (gains) losses of our net investment hedges of $(98) million and $69 million for the six months ended June 30, 2024 and 2023, respectively, and $(23) million and $21 million for the three months ended June 30, 2024 and 2023, respectively, in accumulated other comprehensive losses.
In addition, as a result of the ABI Transaction, for the six months ended June 30, 2024, we reclassified $42 million of pre-tax gains from our designated net investments hedges included in accumulated other comprehensive losses to (income) losses from investments in equity securities in our condensed consolidated statement of earnings. For further discussion of the ABI Transaction and reclassification of accumulated other comprehensive losses, see Note 6. Investments in Equity Securities and Note 10. Other Comprehensive Earnings/Losses.

Note 8. Benefit Plans
Components of Net Periodic Benefit Cost (Income)
Net periodic benefit cost (income) consisted of the following:

	Pension		Postretirement		Pension		Postretirement
	For the Six Months Ended June 30,				For the Three Months Ended June 30,
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$21	$20	$8	$8	$12	$11	$4	$4
Interest cost	161	166	32	34	81	83	16	17
Expected return on plan assets	(233)	(243)	(3)	(4)	(117)	(122)	(2)	(2)
Amortization:
Net loss (gain)	13	2	(2)	—	6	1	(1)	—
Prior service cost (credit)	3	3	(20)	(20)	2	2	(10)	(10)
Net periodic benefit cost (income)	$(35)	$(52)	$15	$18	$(16)	$(25)	$7	$9
Employer Contributions
We make contributions to our pension plans to the extent that the contributions are tax deductible and pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. We made employer contributions of $9 million to our pension plans and did not make any contributions to our postretirement plans during the six months ended June 30, 2024. Currently, we anticipate making additional employer contributions of up to approximately $20 million to our pension plans and contributions of up to approximately $30 million to our postretirement plans in 2024. However, the foregoing estimates of 2024 contributions to our pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates and asset performance significantly above or below the assumed long-term rate of return for each respective plan.
Note 9. Earnings per Share
We calculated basic and diluted earnings per share (“EPS”) using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net earnings	$5,932	$3,904	$3,803	$2,117
Less: Distributed and undistributed earnings attributable to share-based awards	(14)	(7)	(9)	(4)
Earnings for basic and diluted EPS	$5,918	$3,897	$3,794	$2,113

Weighted-average shares for basic and diluted EPS	1,738	1,784	1,718	1,782
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in our EPS calculation pursuant to the two-class method.

Note 10. Other Comprehensive Earnings/Losses
Changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria were as follows:

	For the Six Months Ended June 30, 2024
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2023	$(1,493)	$(1,195)		$15	$(2,673)

Other comprehensive earnings (losses) before reclassifications	—	243		(2)	241
Deferred income taxes	—	(54)		—	(54)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	189		(2)	187

Amounts reclassified to net earnings	(3)	257		—	254
Deferred income taxes	1	(52)		—	(51)
Amounts reclassified to net earnings, net of deferred income taxes	(2)	205		—	203

Other comprehensive earnings (losses), net of deferred income taxes	(2)	394	(1)	(2)	390

Balances, June 30, 2024	$(1,495)	$(801)		$13	$(2,283)

	For the Three Months Ended June 30, 2024
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, March 31, 2024	$(1,494)	$(793)		$21	$(2,266)

Other comprehensive earnings (losses) before reclassifications	—	(11)		(8)	(19)
Deferred income taxes	—	1		—	1
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(10)		(8)	(18)

Amounts reclassified to net earnings	(1)	2		—	1
Deferred income taxes	—	—		—	—
Amounts reclassified to net earnings, net of deferred income taxes	(1)	2		—	1

Other comprehensive earnings (losses), net of deferred income taxes	(1)	(8)	(1)	(8)	(17)

Balances, June 30, 2024	$(1,495)	$(801)		$13	$(2,283)

	For the Six Months Ended June 30, 2023
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2022	$(1,436)	$(1,369)		$34	$(2,771)

Other comprehensive earnings (losses) before reclassifications	—	72		7	79
Deferred income taxes	—	(13)		—	(13)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	59		7	66

Amounts reclassified to net earnings	(14)	9		—	(5)
Deferred income taxes	3	(2)		—	1
Amounts reclassified to net earnings, net of deferred income taxes	(11)	7		—	(4)

Other comprehensive earnings (losses), net of deferred income taxes	(11)	66	(1)	7	62

Balances, June 30, 2023	$(1,447)	$(1,303)		$41	$(2,709)

	For the Three Months Ended June 30, 2023
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, March 31, 2023	$(1,442)	$(1,381)		$44	$(2,779)

Other comprehensive earnings (losses) before reclassifications	—	90		(3)	87
Deferred income taxes	—	(18)		—	(18)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	72		(3)	69

Amounts reclassified to net earnings	(6)	8		—	2
Deferred income taxes	1	(2)		—	(1)
Amounts reclassified to net earnings, net of deferred income taxes	(5)	6		—	1

Other comprehensive earnings (losses), net of deferred income taxes	(5)	78	(1)	(3)	70

Balances, June 30, 2023	$(1,447)	$(1,303)		$41	$(2,709)
(1) Primarily reflects our share of ABI’s currency translation adjustments and the impact of our designated net investment hedges related to our investment in ABI. For further discussion of designated net investment hedges, see Note 7. Financial Instruments.

Pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2024	2023	2024	2023
Benefit Plans: (1)
Net loss	$14	$3	$7	$2
Prior service cost/credit	(17)	(17)	(8)	(8)
	(3)	(14)	(1)	(6)
ABI (2)	257	9	2	8
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$254	$(5)	$1	$2
(1) Amounts are included in net periodic benefit income, excluding service cost. For further details, see Note 8. Benefit Plans.
(2) Amounts are included in (income) losses from investments in equity securities. For the six months ended June 30, 2024, as a result of the ABI Transaction, we reclassified $243 million from our accumulated other comprehensive losses of which $285 million is directly attributable to ABI, partially offset by $42 million from our designated net investment hedges related to our investment in ABI. For further information, see Note 6. Investments in Equity Securities and Note 7. Financial Instruments.
Note 11. Segment Reporting
At June 30, 2024, our reportable segments were (i) smokeable products, consisting of combustible cigarettes and machine-made large cigars; and (ii) oral tobacco products, consisting of MST, snus and oral nicotine pouches.
Our all other category included (i) NJOY (beginning June 1, 2023); (ii) Horizon; (iii) Helix International; and (iv) other business activities, all of which consists of research and development (“R&D”) expense related to certain new product platforms and technologies.
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

Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net revenues:
Smokeable products	$10,401	$10,910	$5,495	$5,820
Oral tobacco products	1,362	1,308	711	680
All other	22	9	3	8
Net revenues	$11,785	$12,227	$6,209	$6,508
Earnings before income taxes:
OCI:
Smokeable products	$5,246	$5,349	$2,807	$2,846
Oral tobacco products	532	859	97	443
All other	(172)	(13)	(111)	(4)
Amortization of intangibles	(64)	(45)	(37)	(27)
General corporate expenses	(335)	(488)	(223)	(353)
Operating income	5,207	5,662	2,533	2,905
Interest and other debt expense, net	515	486	261	257
Net periodic benefit income, excluding service cost	(49)	(62)	(25)	(31)
(Income) losses from investments in equity securities	(414)	(47)	(119)	(127)
Gain on the sale of IQOS System commercialization rights	(2,700)	—	(2,700)	—
Earnings before income taxes	$7,855	$5,285	$5,116	$2,806
The comparability of OCI for our reportable segments was affected by the following:
▪Asset Impairment: We recorded a non-cash, pre-tax impairment of the Skoal trademark of $354 million for the six and three months ended June 30, 2024 in our oral tobacco products segment. For further discussion, see Note 5. Goodwill and Other Intangible Assets, net.
▪Tobacco and Health and Certain Other Litigation Items: We recorded pre-tax charges related to tobacco and health and certain other litigation items as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2024	2023	2024	2023
Smokeable products segment	$38	$52	$20	$40
General corporate expenses	30	338	24	240
Interest and other debt expense, net	—	11	—	10
Total	$68	$401	$44	$290
We recorded the amounts shown in the table above for our smokeable products segment and general corporate expenses in marketing, administration and research costs in our condensed consolidated statements of earnings. For further discussion, see Note 14. Contingencies.
▪Other Business Activities: Our R&D investments have evolved and shifted from our traditional tobacco businesses to new product platforms and technologies. Beginning January 1, 2024, our R&D expense is aligned with how our CODM now evaluates performance results and allocates resources for segment reporting. For the six and three months ended June 30, 2024, using this approach, we recorded the majority of our pre-tax R&D expense of $104 million and $53 million, respectively, in our all other category, which now includes other business activities related to R&D expense for certain new product platforms and technologies. For the six and three months ended June 30, 2023, the majority of our pre-tax R&D expense of $98 million and $55 million, respectively, was recorded in our smokeable products segment.

Note 12. Debt
Short-term Borrowings and Borrowing Arrangements
At June 30, 2024 and December 31, 2023, we had no short-term borrowings.
In June 2023, we entered into a $2.0 billion term loan facility and borrowed the full amount available to fund a portion of the cash payments at the closing of the NJOY Transaction. In July 2023, upon receipt of the remaining payment of approximately $1.8 billion (including interest) from PMI related to the sale of the IQOS System commercialization rights, we repaid the term loan facility in full.
We have a $3.0 billion senior unsecured 5-year revolving credit agreement (“Credit Agreement”) that expires on October 24, 2028 and includes an option, subject to certain conditions, for us to extend the term of our Credit Agreement for two additional one-year periods. We intend to use any borrowings under our Credit Agreement for general corporate purposes.
At June 30, 2024, we had availability under our Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion.
Pricing for interest and fees under our Credit Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt. We expect interest rates on borrowings under our Credit Agreement to be based on the Term Secured Overnight Financing Rate plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s Investors Service, Inc. and Standard & Poor’s Financial Services LLC. The applicable percentage for borrowings under our Credit Agreement at June 30, 2024 was 1.0% based on our long-term senior unsecured debt ratings on that date. Our Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral.
Our Credit Agreement includes various covenants, one of which requires us to maintain a ratio of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At June 30, 2024, we were in compliance with our covenants in our Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in our Credit Agreement, include certain adjustments.
PM USA guarantees any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program.
Long-term Debt
The aggregate carrying value of our total long-term debt at June 30, 2024 and December 31, 2023 was $25.0 billion and $26.2 billion, respectively.
During the first quarter of 2024, we repaid in full at maturity our 4.000% and 3.800% senior unsecured notes in the aggregate principal amounts of $776 million and $345 million, respectively.
At June 30, 2024 and December 31, 2023, accrued interest on long-term debt of $351 million and $410 million, respectively, was included in other accrued liabilities on our condensed consolidated balance sheets.
For a discussion of the fair value of our long-term debt and the designation of our Euro denominated senior unsecured notes as a net investment hedge of our investment in ABI, see Note 7. Financial Instruments.
Note 13. Income Taxes
Earnings before income taxes, provision for income taxes and income tax rates consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2024	2023	2024	2023
Earnings before income taxes	$7,855	$5,285	$5,116	$2,806
Provision for income taxes	1,923	1,381	1,313	689
Income tax rate	24.5%	26.1%	25.7%	24.6%
Our income tax rate for the six months ended June 30, 2024 differs from the U.S. federal statutory rate of 21%, due primarily to state tax expense and the change in the fair value of the contingent payments related to the NJOY Transaction, which is treated as an outside basis difference that we do not expect to reverse in the foreseeable future, partially offset by an income tax benefit from the partial release of a valuation allowance recorded against a deferred tax asset associated with our JUUL-related losses. The valuation allowance release was due to our capital gain on the ABI Transaction. Our income tax rate for the three months ended June 30, 2024 differs from the U.S. federal statutory rate of 21%, due primarily to state tax expense and the change in the fair value of the contingent payments related to the NJOY Transaction, which is treated as an outside basis difference that we do not expect to reverse in the foreseeable future. For further discussion regarding the NJOY Transaction, see Note 2. Acquisition of NJOY.
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
The following chart provides a reconciliation of the beginning and ending valuation allowances for the six months ended June 30, 2024:

(in millions)
Balance at beginning of year	$2,256
Additions to valuation allowance charged to income tax expense	7
Releases of valuation allowance credited to income tax benefit	(94)
Foreign currency translation	—
Reductions to valuation allowance due to NJOY Transaction (no impact to earnings)	(4)
Balance at end of period	$2,165
We determine deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. We determine the realizability of deferred tax assets based on the weight of all available positive and negative evidence. In reaching this determination, we consider the character of the assets and the possible sources of taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. There is a potential that sufficient positive evidence may be available in future periods to cause us to further reduce or eliminate the valuation allowance on certain deferred tax assets. That change to the valuation allowance would result in the recognition of previously unrecognized deferred tax assets and a decrease in income tax expense in the period the release would be recorded.
The changes in the valuation allowances for the six months ended June 30, 2024 were due primarily to the ABI Transaction. The cumulative valuation allowance at June 30, 2024 was primarily attributable to deferred tax assets recorded in connection with the unrealized capital losses related to our former investment in JUUL and our investment in Cronos. As we continue to evaluate all sources of potential income that may become available to utilize these losses, our valuation allowance position may change. For further discussion of the ABI Transaction, see Note 6. Investments in Equity Securities.
Note 14. Contingencies
Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria and certain of our subsidiaries, including PM USA and NJOY, as well as our indemnitees. Various types of claims may be raised in these proceedings, including product liability, unfair trade practices, antitrust, income tax liability, contraband shipments, patent infringement, employment matters, environmental matters, claims alleging violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), claims for contribution and claims of competitors, shareholders or distributors. Legislative action, such as changes to tort law, also may expand the types of claims and remedies available to plaintiffs.
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
We record provisions in our condensed consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed elsewhere in this Note 14. Contingencies: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending cases; and (iii) accordingly, management has not provided any amounts in our condensed consolidated financial statements for unfavorable outcomes, if any. Litigation defense costs are expensed as incurred.
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
Judgments Paid and Provisions for Tobacco and Health (Including Engle Progeny Litigation) and Certain Other Litigation Items: The changes in our accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2024	2023	2024	2023
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$346	$71	$364	$171
Pre-tax charges for:
Tobacco and health and certain other litigation (1)	38	52	20	40
Shareholder derivative lawsuits (2)	—	98	—	—
JUUL-related settlements (3)	30	240	24	240
Related interest costs	—	11	—	10
Payments	(263)	(91)	(257)	(80)
Accrued liability for tobacco and health and certain other litigation items at end of period	$151	$381	$151	$381
(1) Includes judgments, settlements and fee disputes associated with tobacco and health and certain other litigation.
(2) See Shareholder Class Action and Shareholder Derivative Lawsuits - Federal and State Shareholder Derivative Lawsuits below for a discussion of the settlement of the federal and state shareholder derivative lawsuits.
(3) Includes the settlement of certain e-vapor product litigation relating to JUUL e-vapor products. See E-vapor Product Litigation below for a discussion of these settlements.
The accrued liability for tobacco and health and certain other litigation items, including related interest costs, was included in accrued liabilities and other liabilities on our condensed consolidated balance sheets. Pre-tax charges except for related interest costs were included in marketing, administration and research costs in our condensed consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net in our condensed consolidated statements of earnings.
After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $1.1 billion and interest totaling approximately $241 million as of June 30, 2024. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $444 million and related interest totaling approximately $60 million.
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of June 30, 2024, PM USA has posted appeal bonds totaling approximately $37 million, which have been collateralized with restricted cash and are included in assets on our condensed consolidated balance sheets.

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
The table below lists the number of certain tobacco-related cases pending in the United States against us as of:

	July 29, 2024	July 27, 2023	July 25, 2022
Individual Smoking and Health Cases (1)	177	171	162
Health Care Cost Recovery Actions (2)	1	1	1
E-vapor Cases	81 (3)	5,326	4,030
Other Tobacco-Related Cases (4)	3	3	3
(1) Includes as of July 29, 2024, 23 cases filed in Illinois, 15 cases filed in New Mexico, 73 cases filed in Massachusetts, 11 cases filed in Oregon, three cases filed in Hawaii and 29 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle class (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Progeny Cases). Also does not include approximately 664 Broin cases. For further discussion of the Broin cases, see Other Smoking and Health Class Actions below.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits, and, in March 2024, the court granted final approval of the settlement. Pending final dismissal of these cases, as of July 29, 2024, the remaining cases include 21 individual cases that opted out of the settlement, 21 class action lawsuits (three class action lawsuits pending in Canada and 18 class actions participating in the settlement but pending dismissal) and one individual state court case relating to the Multidistrict Litigation. Also includes 38 cases brought by Native American tribes that are subject to a separate settlement. For further discussion of the Multidistrict Litigation settlement and the settlement of the cases brought by Native American tribes, see E-vapor Product Litigation below.
(4) Includes as of July 29, 2024, one inactive smoking and health case alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.
International Tobacco-Related Cases: As of July 29, 2024, (i) Altria is named as a defendant in three e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement (defined below) between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of July 29, 2024, one Engle progeny case, one individual smoking and health case and no e-vapor cases are set for trial through September 30, 2024. Trial dates are subject to change.
Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 83 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 52 of the 83 cases. Of the 31 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 27 have reached final resolution.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of July 29, 2024.
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
Taylor: In April 2024, a jury in an Oregon state court returned a verdict in favor of plaintiff and against PM USA, awarding less than $1 million in compensatory damages and allocating 51% of the fault to PM USA. The jury found that plaintiff was not entitled to punitive damages. Plaintiff has filed a notice of appeal of the judgment, and PM USA intends to appeal the judgment.
Roach: In December 2023, a jury in a Hawaii state court returned a verdict in favor of plaintiff and against PM USA, awarding less than $1 million in compensatory damages and allocating 39% of the fault to PM USA. The jury found that plaintiff was not entitled to punitive damages. Following the verdict, the parties submitted a stipulation of dismissal with prejudice to the court. Pursuant to the agreement, PM USA was not required to pay the damages awarded by the jury, the parties agreed to bear their own costs and the parties agreed not to pursue appeals.
Ricapor-Hall: In August 2023, a jury in a Hawaii state court returned a verdict in favor of plaintiff and against PM USA, awarding $6 million in compensatory damages and $8 million in punitive damages. In October 2023, the court entered judgment against PM USA for $11 million, having reduced the compensatory damages award to $3 million based on the jury’s finding on comparative fault and a set-off against plaintiff’s settlements with other defendants. We filed post-trial motions challenging the verdict, which were denied in March 2024. In April 2024, we filed a notice of appeal and a motion to stay execution pending appeal, and the court has stayed execution of the final judgment pending resolution of PM USA’s appeal rights. PM USA’s appeal remains pending, and plaintiff has noticed a cross-appeal.
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
Engle Progeny Cases: Engle progeny cases are individual smoking and health lawsuits filed by Florida resident plaintiffs against one or more cigarette manufacturer defendants. The lawsuits arose following the Florida Supreme Court’s decertification of the class in Engle, et. al. v. R.J. Reynolds Tobacco Co., et. al., a smoking and health class action lawsuit filed in Florida state court against multiple defendants, including PM USA, in which the jury returned a verdict in favor of the plaintiff class and the trial court assessed punitive damages against the defendants. In July 2006, the Florida Supreme Court mandated that the trial court’s punitive damages award be vacated, that the class approved by the trial court be decertified and that members of the decertified class could file individual actions against defendants within one year of issuance of the mandate. Plaintiffs in Engle progeny lawsuits are entitled to rely on certain liability findings from the class action lawsuit, substantially reducing each plaintiff’s burden of proof. These liability findings stipulate: (i) that smoking causes various diseases; (ii) that nicotine in cigarettes is addictive; (iii) that defendants’ cigarettes were defective and unreasonably dangerous; (iv) that defendants concealed or omitted material information not otherwise known or available knowing that the material was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) that defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vi) that defendants sold or supplied cigarettes that were defective; and (vii) that defendants were negligent.
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of July 29, 2024, approximately 252 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 287 state court plaintiffs. Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. Each federal Engle progeny case has been resolved.
Engle Progeny Trial Results: As of July 29, 2024, 146 federal and state Engle progeny cases involving PM USA have resulted in verdicts. Eighty-eight were returned in favor of plaintiffs, five of which have been reversed post-trial or on appeal and remain pending. Fifty-eight verdicts were returned in favor of PM USA, two of which have been reversed post-trial or on appeal and remain pending. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of July 29, 2024.
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
The charts below list the verdicts in and post-trial status of certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of July 29, 2024 where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated, and the second chart lists cases that have concluded in the past 12 months. In this Note 14. Contingencies, references to “R.J. Reynolds” are to R.J. Reynolds Tobacco Company. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.
Currently Pending Engle Cases with Verdicts Against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages(1)	Punitive Damages (PM USA)	Post-Trial Status
Garcia	June 2024	PM USA	Miami-Dade	$6 million	$10 million	Post-trial motions pending.
Chacon	October 2023	PM USA	Miami-Dade	<$1 million	<$1 million	Appeals to the Third District Court of Appeal pending.
Schertzer	April 2022	PM USA and R.J. Reynolds	Miami-Dade	$3 million	$0	Appeal to the Florida Supreme Court pending.(2)
Lipp	September 2021	PM USA	Miami-Dade	$15 million	$28 million	Third District Court of Appeal reversed and remanded for a new trial. Plaintiff's motion for rehearing pending.
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	<$1 million	Appeal to the Fourth District Court of Appeal pending.
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Third District Court of Appeal reversed the judgment in part and remanded for entry of a verdict reducing compensatory damages based on jury’s comparative fault finding.
Kaplan (McLaughlin)	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$0	Appeal to the Fourth District Court of Appeal pending.
Cooper (Blackwood)	September 2015	PM USA and R.J. Reynolds	Broward	$5 million (<$1 million PM USA)	$0	Retrial of punitive damages claim pending.
(1) PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.
(2) Does not include a separate judgment against PM USA for $3 million in fees and costs. PM USA has appealed the fees and costs judgment to the Third District Court of Appeal, which has stayed the appeal pending Florida Supreme Court disposition of the merits appeal.

Engle Cases Concluded Within Past 12 Months
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Payment Amount for Damages (if any)
Hoffman	January 2023	PM USA	Miami-Dade	$3 million
Levine	September 2022	PM USA and R.J. Reynolds	Miami-Dade	$1 million
Duignan	February 2020	PM USA and R.J. Reynolds	Pinellas	$4 million
Ferraiuolo	November 2023	PM USA and R.J. Reynolds	Duval	<$1 million
Garcia	May 2021	PM USA	Miami-Dade	$3 million
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
As of July 29, 2024, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to us) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the United States). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
As of July 29, 2024, PM USA is named as a defendant in approximately 664 cases brought by flight attendants against United States cigarette manufacturers seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida that was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages but prohibited them from seeking punitive damages. Class members were prohibited from filing individual lawsuits after 2000 under the court-approved settlement. In July 2024, we reached agreement on terms to resolve approximately 627 individual Broin lawsuits. Accordingly, in the second quarter of 2024, we recorded a pre-tax provision of $4 million related to the settlement of these cases.
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
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $10.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million, on a pro rata basis based on market share. These quarterly payments will end in the fourth quarter of 2024. For the three months ended June 30, 2024 and 2023, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $900 million and $1.0 billion, respectively. For the six months ended June 30, 2024 and 2023, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.8 billion and $1.9 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
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
Settlements of NPM Adjustment Disputes.
▪Multi-State Settlement. As of January 2022, a total of 36 states and territories had settled NPM Adjustment disputes relating to varying periods of time. In March 2022, August 2023 and February 2024, Illinois, Iowa and Idaho, respectively, joined the multi-state settlement, bringing the total number of states and territories that have joined the multi-state settlement to 39. In the first quarter of 2022, PM USA recorded $80 million, $20 million of which related to the 2019 through 2021 “transition years,” as a reduction in cost of sales as a result of Illinois joining the multi-state settlement. As a result of Iowa joining the multi-state settlement, PM USA will receive approximately $19 million for 2005 through 2022, $4 million of which relates to the 2020 through 2022 “transition years.” Accordingly, PM USA recorded $19 million as a reduction in cost of sales in the third quarter of 2023. As a result of Idaho joining the multi-state settlement, PM USA will receive approximately $8 million for 2005 through 2023, $2 million of which relates to the 2021 through 2023 “transition years.” In connection with this development, PM USA recorded $8 million as a reduction in cost of sales in the first quarter of 2024. Pursuant to the multi-state settlement, PM USA has received $1.37 billion since the first group of states entered the NPM Adjustment dispute settlement in 2014 and expects to receive annual credits applied against PM USA’s MSA payments through 2041.
▪New York Settlement. In 2015, PM USA entered into a separate NPM Adjustment settlement in which PM USA settled the NPM Adjustment disputes with New York in perpetuity. PM USA has received $572 million pursuant to the New York settlement and expects to receive annual credits applied against the MSA payments due to New York going forward.
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
▪2005-2007 NPM Adjustments. The PMs and the seven states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005-2007, for six of the seven states, and one year, 2005, for one state. As of July 29, 2024, the arbitration panel had issued decisions for Maryland, Washington and Wisconsin, finding Maryland and Wisconsin diligent for all three years and Washington not diligent for all three years. PM USA recorded $14 million as a reduction of costs of sales and $21 million as interest income in the fourth quarter of 2023 for its estimate of the minimum amount of the 2005 through 2007 NPM Adjustment it will receive.
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
In December 2019, the State of Mississippi filed a motion in Mississippi state court seeking to enforce the Mississippi State Settlement Agreement against PM USA, R.J. Reynolds and ITG concerning the tax rates used in the annual calculation of the net operating profit adjustment payments starting in 2018. The Mississippi state court held a hearing in October 2021 and issued a decision in June 2022 granting the State’s motion. PM USA appealed the court’s decision in June 2024, and the appeal remains pending.
In May 2023, PM USA and R.J. Reynolds filed a motion in the United States District Court for the Eastern District of Texas seeking to enforce the Texas State Settlement Agreement against the State of Texas concerning the same tax rate issue raised by the State of Mississippi. The State of Texas filed a cross-motion to enforce, and the court found in favor of the State of Texas. As of July 29, 2024, the court had not made a determination on damages. PM USA intends to appeal.
In July 2024, the State of Minnesota filed a motion in Minnesota state court seeking to enforce the Minnesota State Settlement Agreement against PM USA, R.J. Reynolds and ITG concerning the same state tax issues raised by Mississippi and Texas. The motion remains pending.
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
In June 2020, the U.S. government filed a motion with the district court asking for clarification as to whether the court-ordered injunction that applies to cigarettes discussed above also applies to HeatSticks, a heated tobacco product used with the IQOS System. The district court ruled that HeatSticks are cigarettes as defined in the court ordered injunction, and PM USA appealed the district court’s ruling. In connection with our assignment of the exclusive U.S. commercialization rights to the IQOS System to PMI, the U.S. government asserted that the assignment of those rights required district court approval and was subject to PMI becoming bound by the court-ordered injunction and, in January 2024, requested that we petition the district court for approval of the assignment agreement. In May 2024, we entered into an agreement with the U.S. government resolving its concerns regarding our assignment of the exclusive U.S. commercialization rights to the IQOS System to PMI, in which PM USA agreed to obtain district court approval for any future similar transaction and to post additional point-of-sale signage containing the corrective statements referenced above. The cost of implementing the additional point-of-sale signage did not require an increase to the previously recorded provisions for point-of-sale signage discussed above. Pursuant to the settlement, PM USA voluntarily dismissed its appeal of the district court’s ruling that HeatSticks are subject to the court’s injunction.
E-vapor Product Litigation
We have been named as defendants in class action lawsuits, individual lawsuits and “third party” lawsuits relating to JUUL e-vapor products, which include school districts, state and local governments and tribal and healthcare organization lawsuits. We refer to this litigation in the United States collectively as the “Multidistrict Litigation.” The theories of recovery in the Multidistrict Litigation include violation of RICO, fraud, failure to warn, design defect, negligence, public nuisance and unfair trade practices. Plaintiffs seek various remedies, including compensatory and punitive damages, restitution or remediation (for plaintiffs that are government entities) and an injunction prohibiting product sales.
An additional group of cases is pending in California state courts. In January 2020, the Judicial Council of California determined that this group of cases was appropriate for coordination and assigned the group to the Superior Court of California, Los Angeles County, for pretrial purposes.
In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits as well as the group of cases pending in a consolidated California state court proceeding for $235 million, for which amount we recorded a pre-tax provision in the second quarter of 2023. In March 2024, the court granted final approval of the class action settlement, and we paid the settlement amount in the second quarter of 2024. The settlement applies to all of the Multidistrict Litigation except 38 “third party” cases brought by Native American tribes, which we separately agreed to settle in July 2024. We recorded a pre-tax provision for $20 million in the second quarter of 2024 related to the settlement of these cases. Neither settlement applies to three class action lawsuits pending in Canada, the cases brought by state attorneys general, discussed below, or 17 putative class actions antitrust lawsuits. For a description of the antitrust cases not subject to the settlement, see Antitrust Litigation below.
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
In June 2023, JUUL and VMR Products LLC (“VMR”) filed a lawsuit against Altria and our affiliates AGDC, ALCS, NJOY Holdings and NJOY in the United States District Court for the District of Arizona asserting claims of patent infringement based on the sale of NJOY ACE in the United States. Plaintiffs seek various remedies, including damages and an injunction on sales of NJOY ACE. The lawsuit is currently stayed.
Also in June 2023, the same plaintiffs filed a related action against the same defendants with the U.S. International Trade Commission (“ITC”). There, the plaintiffs also allege patent infringement, but the remedies sought include an exclusion order that would prohibit the importation of NJOY ACE into the United States. No damages are recoverable in the proceedings before the ITC. A hearing before the ALJ was held in May 2024, and the ALJ must issue an initial determination and recommendation by August 9, 2024. Once issued, the ALJ’s decision will be reviewed by the ITC, which must issue its final determination by

December 9, 2024. If the ITC issues an exclusion order, the ITC must send that order to the President of the United States for review. The President would then have 60 days to review the ITC’s determination. If the President does not affirmatively reject the ITC’s determination, the determination automatically becomes final and takes effect after the 60 days have elapsed or earlier if the President notifies the ITC of approval before the 60 days elapse. A final exclusion order can be appealed to the United States Court of Appeals for the Federal Circuit, but a final exclusion order prohibiting the importation of NJOY ACE would be unlikely to be stayed during the pendency of such an appeal. In November 2023, Altria and our affiliates filed petitions with the U.S. Patent Office Patent Trial and Appeal Board (“PTAB”) challenging the validity of the patents underlying JUUL and VMR’s patent infringement claims. In June 2024, the PTAB denied Altria’s request to institute review as to two of the patents and granted Altria’s request as to one of the patents. The request with respect to one patent remains pending. The PTAB will conduct proceedings and issue its validity decisions within 12 months from the date it instituted review, after which appeals may be filed with the United States Court of Appeals for the Federal Circuit.
In August 2023, NJOY filed a complaint against JUUL in the United States District Court for the District of Delaware asserting claims of patent infringement based on the sale of certain JUUL e-vapor products, including the currently marketed JUUL device and JUULpods, in the United States. The lawsuit is currently stayed. Also in August 2023, NJOY filed a related action against JUUL with the ITC alleging patent infringement and seeking a ban on the importation and sale of the same JUUL products in the United States. A hearing before the ALJ was held in June 2024, and, once issued, the ALJ’s recommendation will be reviewed by the ITC. NJOY’s action against JUUL in the ITC will proceed in the same manner as discussed above with respect to VMR and JUUL’s action against NJOY. In November 2023, JUUL filed petitions with the PTAB challenging the validity of the patents underlying NJOY’s patent infringement claims. In May 2024, the PTAB agreed to review JUUL’s challenge to both of the NJOY patents asserted against JUUL. The PTAB will conduct proceedings and issue its validity decisions within 12 months from the date it instituted review, after which appeals may be filed with the United States Court of Appeals for the Federal Circuit.
We, JUUL and VMR have engaged with a mediator to attempt to negotiate a resolution of the proceedings pending before the ITC, United States District Courts and the PTAB. Based on the preliminary status of the mediation and the status of the proceedings before the ITC, United States District Courts and the PTAB, we have determined that a loss is not probable or reasonably estimable as of the date of this filing.
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
PM USA, ALCS and Philip Morris Products S.A. filed counterclaims against plaintiffs in the Eastern District of Virginia lawsuit alleging patent infringement by R.J. Reynolds’ e-vapor products. In June 2022, PM USA and ALCS reached an agreement with R.J. Reynolds resulting in dismissal of their counterclaims. In addition, ALCS filed a separate lawsuit against R.J. Reynolds in the U.S. District Court for the Middle District of North Carolina also alleging patent infringement by R.J. Reynolds’ e-vapor products. In September 2022, a jury awarded ALCS $95 million in damages for past infringement, plus supplemental damages and interest. In January 2023, the court ordered R.J. Reynolds to pay ALCS a 5.25% royalty on future sales of its infringing product resulting in positive net income through the expiration of the relevant patents in 2035. R.J. Reynolds has filed a notice of appeal of the judgment, and the appeal remains pending. In July 2024, R.J. Reynolds moved the district court to vacate the judgment, including the damages awards and ongoing royalties, on the grounds that R.J. Reynolds obtained a sub-license to the asserted patents from JUUL in December 2023. We will oppose the motion. As gains related to this lawsuit have not yet been determined to be realized or realizable in accordance with GAAP, they have not been recognized in our financial statements.
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

Antitrust Litigation
In March 2023, we entered into a stock transfer agreement with JUUL pursuant to which, among other things, we transferred to JUUL all of our beneficially owned JUUL equity securities. See Note 6. Investments in Equity Securities for a discussion of our disposition of our investment in JUUL.
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
Also as of July 29, 2024, 17 putative class action lawsuits have been filed against Altria and JUUL in the U.S. District Court for the Northern District of California. In November 2020, these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, cite the FTC administrative complaint and allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Act and Section 7 of the Clayton Act and various state antitrust, consumer protection and unjust enrichment laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid and rescission of the transaction. In February 2024, the court ordered that certain of the direct-purchaser plaintiffs’ claims against JUUL be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement and dismissed without prejudice the direct-purchaser plaintiffs’ claims for injunctive relief. The trial with respect to the consolidated lawsuits is set to commence in May 2026.
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
Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or our other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of July 29, 2024, two “Lights/Ultra Lights” class actions are pending in U.S. state courts. Neither case is active.
As of July 29, 2024, one smoking and health case alleging personal injury or seeking court-supervised programs or an ongoing medical monitoring program on behalf of individuals exposed to ETS and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including disgorgement. Defenses raised in these cases have included lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of July 29, 2024, there is no such case pending against UST and/or its tobacco subsidiaries.
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
Guarantees and Other Similar Matters
In the ordinary course of business, we have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2024, we (i) had $45 million of unused letters of credit obtained in the ordinary course of business and (ii) were contingently liable for guarantees related to our own performance, including $19 million for surety bonds recorded on our condensed consolidated balance sheet. In addition, from time to time, we issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on our liquidity.
Under the terms of a distribution agreement between Altria and PMI (“Distribution Agreement”), entered into as a result of our 2008 spin-off of our former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. We do not have a related liability recorded on our condensed consolidated balance sheet at June 30, 2024 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the IQOS System patent litigation discussed above under IQOS Litigation, excluding the patent infringement case filed with the U.S. District Court for the Northern District of Georgia.
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

Note 15. New Accounting Guidance Not Yet Adopted
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
In smoke-free products, we own U.S. Smokeless Tobacco Company LLC (“USSTC”), the leading global moist smokeless tobacco (“MST”) manufacturer, Helix Innovations LLC (“Helix”), a leading manufacturer of oral nicotine pouches, and NJOY, LLC (“NJOY”), an e-vapor manufacturer with a commercialized product portfolio fully covered by marketing granted orders (“MGO”) from the U.S. Food and Drug Administration (“FDA”). Additionally, we have a majority-owned joint venture, Horizon Innovations LLC, for the U.S. marketing and commercialization of heated tobacco stick products. As of this filing, there are no products in the U.S. marketplace from the joint venture.
The brand portfolios of our operating companies include Marlboro, Black & Mild, Copenhagen, Skoal, on! and NJOY. Trademarks related to Altria referenced in this Form 10-Q are the property of Altria or our subsidiaries or are used with permission.
Our investments in equity securities include Anheuser-Busch InBev SA/NV (“ABI”), the world’s largest brewer, and Cronos Group Inc. (“Cronos”), a leading Canadian cannabinoid company. In March 2024, we sold a portion of our ABI shares (“ABI Transaction”). We used the proceeds from the sale to fund accelerated share repurchase (“ASR”) transactions for our common stock. For further information on the ABI Transaction and the ASR transactions, see Note 6. Investments in Equity Securities to our condensed consolidated financial statements in Item 1 (“Note 6”) and Note 1. Background and Basis of Presentation to our condensed consolidated financial statements in Item 1 (“Note 1”), respectively.
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
We continue to monitor the evolving macroeconomic landscape. The annual rate of inflation remains above the Federal Reserve’s target of 2%, which is a key benchmark for the Federal Reserve in determining the timing and magnitude of changes to the Federal Funds Rate. We continue to observe discretionary income pressures on adult tobacco consumers as a result of the cumulative effects of inflation and other factors. During the first half of 2024, cigarette retail share for the industry discount segment increased year-over-year. We will continue to monitor the effect of these dynamics on adult tobacco consumer purchasing behaviors, including overall tobacco product expenditures, mix between premium and discount brand purchases and adoption of smoke-free products. We expect discretionary income pressures will continue to influence adult tobacco consumers’ purchase behaviors in 2024. Inflation also has a direct and adverse impact on our direct and indirect costs.
Product assortment, regulation and enforcement continue to evolve in the e-vapor category. In June 2024, the FDA issued MGOs to NJOY for four of its menthol e-vapor products. Through the first half of 2024, we estimate the e-vapor category grew by approximately 40%, driven by illicit flavored disposable products, which we believe now represent more than 60% of the e-vapor category as of June 30, 2024. The primary impacts of this trend have been an increase in the rate of cross-category movement among adult cigarette smokers, contributing to higher than expected domestic cigarette industry volume declines as well as declines in pod-based product volume within the e-vapor category. In response to the proliferation of illegal disposable e-vapor products, states and the federal government took various regulatory and enforcement actions in the first half of 2024. Select states have established e-vapor product registries based on pre-market tobacco product application (“PMTA”) submissions or approvals. In June 2024, the federal government created a multi-agency task force in an effort to combat the marketing and sale of illegal e-vapor products in the United States. We have also noted the emergence of products using nicotine analogues designed to imitate the effects of nicotine and evade the FDA regulatory framework for nicotine products. Additionally, we are beginning to see increased illicit activity across multiple tobacco categories, including nicotine pouch products and cigarettes that are available to U.S. consumers.
Tobacco companies are subject to broad and evolving regulatory and legislative frameworks that could have a material impact on our business. For example, the FDA has submitted for final review proposed product standards regarding menthol in cigarettes and characterizing flavors in cigars, which were indefinitely delayed in April 2024. In addition, the Biden Administration published plans for future potential regulatory actions that include the FDA’s plans to develop a proposed product standard that would establish a maximum nicotine level for cigarettes and certain other combustible tobacco products. In California, where a ban on flavored nicotine products went into effect in late 2022, we continue to observe indications of negative unintended consequences of the ban, such as adult tobacco consumer adoption of unregulated products and the development of illicit markets.
Volatility in domestic and global economies and disruptions in the supply and distribution chains have continued in 2024, although these factors have shown some improvement during the year. This volatility and disruption is the result of several factors, including supply and demand imbalances across many commodity sectors, raw materials availability and geopolitical events. We continue to work to mitigate the potential negative impacts of these macroeconomic and geopolitical dynamics on our businesses through, among other actions, proactive engagement with current and potential suppliers and distributors, the development of alternative sourcing strategies, entry into long-term supply contracts and prudent oversight of our liquidity.
See Operating Results by Business Segment - Business Environment for additional information on the trends and developments discussed above.
ABI’s business is exposed to foreign exchange rate fluctuations, inflation and commodity price movements which may impact financial performance from time to time. We will continue to monitor these conditions and other factors as they could affect our equity earnings, our other comprehensive earnings/losses and the dividends that we receive from ABI, and the fair value of our investment in ABI.
See Note 6 for additional information on our investments in equity securities.
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

Consolidated Results of Operations for the Six Months Ended June 30, 2024
The changes in net earnings and diluted EPS for the six months ended June 30, 2024, from the six months ended June 30, 2023, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the six months ended June 30, 2023	$3,904	$2.18
2023 Acquisition and disposition-related items	1	—
2023 Tobacco and health and certain other litigation items	301	0.17
2023 Loss on disposition of JUUL equity securities	250	0.14
2023 ABI-related special items	(22)	(0.01)
2023 Cronos-related special items	30	0.02
Subtotal 2023 special items	560	0.32
2024 NPM Adjustment Items	5	—
2024 Acquisition and disposition-related items	1,882	1.09
2024 Asset impairment	(264)	(0.15)
2024 Tobacco and health and certain other litigation items	(52)	(0.03)
2024 ABI-related special items	48	0.02
2024 Cronos-related special items	(19)	(0.01)
2024 Income tax items	52	0.03
Subtotal 2024 special items	1,652	0.95
Fewer shares outstanding	—	0.06
Change in tax rate	17	0.01
Operations	(201)	(0.11)
For the six months ended June 30, 2024	$5,932	$3.41

2024 Reported Net Earnings	$5,932	$3.41
2023 Reported Net Earnings	$3,904	$2.18
% Change	51.9%	56.4%

2024 Adjusted Net Earnings and Adjusted Diluted EPS	$4,280	$2.46
2023 Adjusted Net Earnings and Adjusted Diluted EPS	$4,464	$2.50
% Change	(4.1)%	(1.6)%
For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted earnings and adjusted diluted EPS, see the Consolidated Operating Results section below.
▪Fewer Shares Outstanding: Fewer shares outstanding were due to shares we repurchased under our share repurchase programs.
▪Operations: The decrease of $201 million in operations (which excludes the impact of special items shown in the table above) was due primarily to lower OCI.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.

Consolidated Results of Operations for the three months ended June 30, 2024
The changes in net earnings and diluted EPS for the three months ended June 30, 2024, from the three months ended June 30, 2023, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the three months ended June 30, 2023	$2,117	$1.19
2023 Acquisition and disposition-related items	13	—
2023 Tobacco and health and certain other litigation items	217	0.12
2023 ABI-related special items	(2)	—
2023 Cronos-related special items	4	—
2023 Income tax items	(3)	—
Subtotal 2023 special items	229	0.12
2024 Acquisition and disposition-related items	1,882	1.09
2024 Asset impairment	(264)	(0.15)
2024 Tobacco and health and certain other litigation items	(33)	(0.02)
2024 ABI-related special items	(19)	(0.01)
2024 Cronos-related special items	(2)	—
2024 Income tax items	(19)	(0.01)
Subtotal 2024 special items	1,545	0.90
Fewer shares outstanding	—	0.05
Change in tax rate	11	—
Operations	(99)	(0.05)
For the three months ended June 30, 2024	$3,803	$2.21

2024 Reported Net Earnings	$3,803	$2.21
2023 Reported Net Earnings	$2,117	$1.19
% Change	79.6%	85.7%

2024 Adjusted Net Earnings and Adjusted Diluted EPS	$2,258	$1.31
2023 Adjusted Net Earnings and Adjusted Diluted EPS	$2,346	$1.31
% Change	(3.8)%	—%
For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted earnings and adjusted diluted EPS, see the Consolidated Operating Results section below.
▪Fewer Shares Outstanding: Fewer shares outstanding were due to shares we repurchased under our share repurchase programs.
▪Operations: The decrease of $99 million in operations (which excludes the impact of special items shown in the table above) was due primarily to lower OCI.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.
Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. However, our management also reviews certain financial results, including OCI, OCI margins, net earnings and diluted EPS, on an adjusted basis, which excludes certain income and expense items that our management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, asset impairment charges, acquisition, disposition and integration-related items, equity investment-related special items, certain income tax items, charges associated with tobacco and health and certain other litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the Master Settlement Agreement (“NPM Adjustment Items”). In addition, our management reviews the ratio of debt-to-Consolidated EBITDA, which we use as a factor to determine our ability to access the capital markets and make investments in pursuit of our Vision. Consolidated EBITDA is calculated in accordance with our Credit Agreement (defined below in Liquidity and Capital Resources) and includes certain adjustments. Our management does not view any of these special items to be part of our underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results. Our management also reviews income tax rates on an adjusted basis, which may exclude certain income tax items from our reported effective tax rate.
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
Critical Accounting Estimates
Depreciation, Amortization, Impairment Testing and Asset Valuation
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require an interim quantitative impairment assessment.
Apart from the factors leading us to perform a quantitative assessment for the Skoal intangible asset as discussed below, there have been no events or changes in circumstances that indicate an interim quantitative impairment assessment was required as of June 30, 2024. We will perform our annual impairment testing during the fourth quarter of 2024.
At December 31, 2023, the estimated fair value of the Skoal trademark exceeded its carrying value of $3.9 billion by approximately 6% ($0.2 billion). Sales volumes of MST products, including Skoal, have continued to be negatively impacted due in part to evolving adult tobacco consumer preferences, which has resulted in consumers increasingly moving across tobacco categories. In connection with the preparation of our financial statements for the period ended June 30, 2024, we evaluated the accelerated growth of innovative tobacco products, including oral nicotine pouches, and the related increase in competitive activity among tobacco categories, which have continued to contribute to reductions in sales volumes for MST products, including Skoal. We concluded that the expected impact from the sales volume declines on the Skoal trademark represented a triggering event, and as a result of this conclusion, we performed an interim impairment assessment. As a result of (i) lower projected revenue and income due to lower volume assumptions, (ii) a decrease in the perpetual growth rate to 0% (1% at October 1, 2023 valuation) and (iii) an increase in the discount rate to 11.5% (11.0% at October 1, 2023 valuation), we determined the estimated fair value of the Skoal trademark was below its carrying value and recorded a non-cash, pre-tax impairment of $354 million for the six and three months ended June 30, 2024 in our condensed consolidated statements of earnings. Our estimate of the fair value and carrying value of the Skoal trademark at June 30, 2024 was $3.6 billion, after recording the impairment.
At June 30, 2024, we used an income approach to estimate the fair value of the Skoal trademark. In performing the discounted cash flow analysis, we made various judgments, estimates and assumptions, the most significant of which were volume, revenue, income, operating margins, perpetual growth rate and discount rate.
We believe if there is further acceleration in the decline in sales volume for Skoal that results in material revenue declines, there may be a material adverse effect on the significant assumptions used in performing our valuation. For example, a hypothetical 1% increase to the discount rate or a 1% decrease in the perpetual growth rate used in our quantitative assessment as of June 30, 2024, would have resulted in an additional pre-tax impairment to the Skoal trademark of approximately $300 million and $120 million, respectively, in the second quarter of 2024.
While our management believes that the estimated fair value of the Skoal trademark at June 30, 2024 is reasonable, if Skoal’s actual revenue and income or long-term outlook are significantly different from forecasted performance used to estimate the fair value or if the discount rate used to estimate the fair value increases, we could have an additional non-cash impairment, which could be material, to the Skoal trademark in future periods.
For further discussion of goodwill and other intangible assets, see Note 5. Goodwill and Other Intangible Assets, net to our condensed consolidated financial statements in Item 1 (“Note 5”).

Consolidated Operating Results

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net Revenues:
Smokeable products	$10,401	$10,910	$5,495	$5,820
Oral tobacco products	1,362	1,308	711	680
All other	22	9	3	8
Net revenues	$11,785	$12,227	$6,209	$6,508
Excise Taxes on Products:
Smokeable products	$1,742	$1,969	$908	$1,041
Oral tobacco products	49	57	24	29
Excise taxes on products	$1,791	$2,026	$932	$1,070
Operating Income:
OCI:
Smokeable products	$5,246	$5,349	$2,807	$2,846
Oral tobacco products	532	859	97	443
All other	(172)	(13)	(111)	(4)
Amortization of intangibles	(64)	(45)	(37)	(27)
General corporate expenses	(335)	(488)	(223)	(353)
Operating income	$5,207	$5,662	$2,533	$2,905
As discussed further in Note 11. Segment Reporting to our condensed consolidated financial statements in Item 1 (“Note 11”), our CODM reviews OCI, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate the performance of, and allocate resources to, our segments. Our management believes it is appropriate to disclose this measure to help investors analyze our business performance and trends.
The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the six months ended June 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2024 Reported	$7,855	$1,923	$5,932	$3.41
NPM Adjustment Items	(6)	(1)	(5)	—
Acquisition and disposition-related items	(2,557)	(675)	(1,882)	(1.09)
Asset impairment	354	90	264	0.15
Tobacco and health and certain other litigation items	68	16	52	0.03
ABI-related special items	(62)	(14)	(48)	(0.02)
Cronos-related special items	20	1	19	0.01
Income tax items	—	52	(52)	(0.03)
2024 Adjusted for Special Items	$5,672	$1,392	$4,280	$2.46

2023 Reported	$5,285	$1,381	$3,904	$2.18
Acquisition and disposition-related items	1	—	1	—
Tobacco and health and certain other litigation items	401	100	301	0.17
Loss on disposition of JUUL equity securities	250	—	250	0.14
ABI-related special items	(28)	(6)	(22)	(0.01)
Cronos-related special items	30	—	30	0.02
2023 Adjusted for Special Items	$5,939	$1,475	$4,464	$2.50

The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the three months ended June 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2024 Reported	$5,116	$1,313	$3,803	$2.21
Acquisition and disposition-related items	(2,557)	(675)	(1,882)	(1.09)
Asset impairment	354	90	264	0.15
Tobacco and health and certain other litigation items	44	11	33	0.02
ABI-related special items	24	5	19	0.01
Cronos-related special items	3	1	2	—
Income tax items	—	(19)	19	0.01
2024 Adjusted for Special Items	$2,984	$726	$2,258	$1.31

2023 Reported	$2,806	$689	$2,117	$1.19
Acquisition and disposition-related items	18	5	13	—
Tobacco and health and certain other litigation items	290	73	217	0.12
ABI-related special items	(3)	(1)	(2)	—
Cronos-related special items	4	—	4	—
Income tax items	—	3	(3)	—
2023 Adjusted for Special Items	$3,115	$769	$2,346	$1.31
The following special items affected the comparability of statements of earnings amounts for the six and three months ended June 30, 2024 and 2023:
▪Acquisition and disposition-related items: We recorded a pre-tax gain of $2.7 billion upon the assignment of the IQOS Tobacco Heating System (“IQOS System”) commercialization rights to Philip Morris International Inc. (“PMI”) in April 2024, for the six and three months ended June 30, 2024. For a discussion of the sale of the IQOS System commercialization rights, see Note 5.
Also, in connection with the June 2024 issuance by the FDA of MGOs for four NJOY menthol e-vapor products, we recorded a pre-tax charge of approximately $140 million for the six and three months ended June 30, 2024 for the change in the fair value of the contingent payments associated with the acquisition of NJOY Holdings (“NJOY Transaction”). This charge was recorded as general corporate expenses and included in marketing, administration and research costs in our condensed consolidated statement of earnings. For a discussion of the MGOs, see Note 2. Acquisition of NJOY to our condensed consolidated financial statements in Item 1 (“Note 2”).
▪Asset Impairment: We recorded a non-cash, pre-tax impairment of the Skoal trademark of $354 million for the six and three months ended June 30, 2024 in our oral tobacco products segment. For further discussion, see Note 5.
▪Tobacco and Health and Certain Other Litigation Items: For a discussion of tobacco and health and certain other litigation items and a breakdown of these costs by segment, see Note 14. Contingencies to our condensed consolidated financial statements in Item 1 (“Note 14”) and Tobacco and Health and Certain Other Litigation Items in Note 11, respectively.
▪Loss on Disposition of JUUL Equity Securities: We recorded a non-cash, pre-tax loss of $250 million related to the disposition of our JUUL equity securities for the six months ended June 30, 2023 as (income) losses from investments in equity securities in our condensed consolidated statement of earnings. We recorded a corresponding adjustment to the JUUL tax valuation allowance in 2023.
▪ABI-Related Special Items: We recorded net pre-tax income of $62 million from our investment in ABI for the six months ended June 30, 2024, which consists primarily of a gain related to the ABI Transaction. For further information on the gain related to the ABI Transaction, see Note 6.
The ABI-related special items include our respective share of the amounts recorded by ABI and additional adjustments related to (i) the conversion of ABI-related special items from international financial reporting standards to GAAP and (ii) adjustments to our investment required under the equity method of accounting.

▪Cronos-Related Special Items: We recorded pre-tax losses of $30 million, substantially all of which related to our share of special items recorded by Cronos for the six months ended June 30, 2023. We recorded a corresponding adjustment to the Cronos tax valuation allowance.
▪Income Tax Items: We recorded income tax items of $52 million for the six months ended June 30, 2024, due primarily to an income tax benefit from the partial release of a valuation allowance on JUUL-related losses, partially offset by interest expense on tax reserves recorded in prior years. The valuation allowance release was due to our capital gain on the ABI Transaction. For further discussion, see Note 13. Income Taxes to our condensed consolidated financial statements in Item 1 (“Note 13”).
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Net revenues, which include excise taxes billed to customers, decreased $442 million (3.6%), due to lower net revenues in our smokeable products segment, partially offset by higher net revenues in our oral tobacco products segment and our all other category.
Cost of sales decreased $76 million (2.4%), due primarily to lower shipment volume in our smokeable products segment, partially offset by higher per unit settlement charges and higher manufacturing costs in our smokeable products segment and higher NJOY shipment volume.
Excise taxes on products decreased $235 million (11.6%), due to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs decreased $30 million (2.1%), due primarily to lower general corporate expenses, partially offset by inflation impacts and higher investment spending in support of our Vision (including 2024 NJOY costs). The lower general corporate expenses were due primarily to lower charges to resolve certain JUUL-related litigation and the 2023 settlement of the shareholder derivative lawsuits, partially offset by higher acquisition-related costs primarily associated with the NJOY Transaction and transaction costs from the ABI Transaction. See Note 14 for a discussion of litigation items.
Operating income decreased $455 million (8.0%), due primarily to lower OCI (which includes a non-cash impairment of the Skoal trademark in our oral tobacco product segment), partially offset by lower general corporate expenses.
Interest and other debt expense, net increased $29 million (6.0%), due primarily to 2023 interest income associated with the sale of the IQOS System commercialization rights, partially offset by 2023 interest expense and fees for the term loan facility associated with the NJOY Transaction. For further discussion regarding the sale of the IQOS System commercialization rights, see Note 5.
(Income) losses from investments in equity securities, which were favorable $367 million (100.0+%), were positively impacted by the 2023 loss on the disposition of our JUUL equity securities and favorable results from our investment in ABI (due primarily to our gain on the ABI Transaction.)
Provision for income taxes increased $542 million (39.2%), due primarily to higher earnings before income taxes, partially offset by favorable tax items as discussed above.
Reported net earnings of $5,932 million increased $2,028 million (51.9%), due primarily to the gain on the sale of the IQOS System commercialization rights, favorable results from our investments in equity securities and favorable income tax items, partially offset by lower operating income. Reported basic and diluted EPS of $3.41, each increased by 56.4% due to higher reported net earnings and fewer shares outstanding.
Adjusted net earnings of $4,280 million decreased $184 million (4.1%), due primarily to lower OCI. Adjusted diluted EPS of $2.46 decreased by 1.6%, due to lower adjusted net earnings, partially offset by fewer shares outstanding.
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Net revenues, which include excise taxes billed to customers, decreased $299 million (4.6%), due primarily to lower net revenues in our smokeable products segment, partially offset by higher net revenues in our oral tobacco products segment.
Cost of sales decreased $79 million (4.7%), due primarily to lower shipment volume in our smokeable products segment, partially offset by higher per unit settlement charges and higher manufacturing costs in our smokeable products segment and higher NJOY shipment volume.
Excise taxes on products decreased $138 million (12.9%), due to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs decreased $64 million (7.5%), due primarily to lower general corporate expenses, partially offset by inflation impacts and higher investment spending in support of our Vision (including 2024 NJOY costs). The lower general corporate expenses include lower charges to resolve certain JUUL-related litigation, partially offset by higher acquisition-related costs primarily associated with the NJOY Transaction.
Operating income decreased $372 million (12.8%), due primarily to lower OCI (which includes a non-cash impairment of the Skoal trademark in our oral tobacco product segment), partially offset by lower general corporate expenses.

Provision for income taxes increased $624 million (90.6%), due primarily to higher earnings before income taxes.
Reported net earnings of $3,803 million increased $1,686 million (79.6%), due primarily to the gain on the sale of the IQOS System commercialization rights, partially offset by lower operating income. Reported basic and diluted EPS of $2.21, each increased by 85.7% due to higher reported net earnings and fewer shares outstanding.
Adjusted net earnings of $2,258 million decreased $88 million (3.8%), due primarily to lower OCI. Adjusted diluted EPS of $1.31 remained unchanged as lower adjusted net earnings were offset by fewer shares outstanding.
Operating Results by Business Segment
Business Environment
Summary
The U.S. tobacco industry faces a number of business and legal challenges that have materially adversely affected and may continue to materially adversely affect our business, results of operations, cash flows or financial position or our ability to achieve our Vision. These challenges, some of which are discussed in more detail in Note 14, and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), include:
▪pending and threatened litigation and bonding requirements;
▪restrictions and requirements imposed by the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) and restrictions and requirements (and related enforcement actions) that have been, and in the future will be, imposed by the FDA;
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
▪the proliferation of products using nicotine analogues that are designed to imitate the effects of nicotine but are not subject to the FDA regulatory framework for tobacco products;
▪illicit trade in tobacco products, including illicit e-vapor and oral nicotine pouch products; and
▪potential adverse changes in prices, availability and quality of tobacco, other raw materials and component parts, including as a result of changes in macroeconomic, geopolitical and climate and environmental conditions.
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

For the second quarter of 2024, we estimate that, when adjusted for trade inventory movements, calendar differences and other factors, domestic cigarette industry volume declined by 9.5% versus the second quarter of 2023. We expect cigarette industry volume trends for the remainder of 2024 to be most influenced by (i) continued macroeconomic and discretionary income pressures on adult tobacco consumers (including inflation, interest rates, gasoline prices and unemployment levels), (ii) cross-category movement, including to illegal e-vapor products, and (iii) regulatory and legislative (including excise tax) developments.
Through the first half of 2024, we estimate the e-vapor category grew by approximately 40%, driven by illicit flavored disposable products, which we believe now represent more than 60% of the e-vapor category as of June 30, 2024. We estimate that cross-category movement to illicit disposable e-vapor products, which we discuss in more detail below, contributed to cigarette industry volume declines in a range of 2% to 3% over the last 12 months. These illicit disposable e-vapor products are largely distributed through non-traditional retail channels (including e-commerce and vape retail channels), making them more difficult to track. In addition, we believe illicit cigarettes are becoming more prevalent in the United States, based on the results of discarded pack studies we have conducted in select geographies. We believe the FDA’s inaction, lack of enforcement and slow pace of smoke-free product authorizations enables bad actors to disregard regulation.
For example, we believe the lack of effective enforcement against illicit disposable e-vapor products has allowed for the introduction of illicit products in other categories, such as oral nicotine, where we have seen a rise in illegal nicotine pouch products. These products are distributed primarily through e-commerce channels that are more difficult to track than traditional retail. As of June 2024, we have identified more than 350 illicit nicotine pouch products across retail and e-commerce channels. We have also noted the emergence of products using nicotine analogues, which are designed to imitate the effects of nicotine and are not subject to the regulatory framework for tobacco products. While illicit oral nicotine products and nicotine analogues have not had a material impact on our business to date, a lack of effective enforcement could lead to an increase in the introduction and volume activity of these products, which could have a material impact on our innovative tobacco products businesses.
Despite some improvements in macroeconomic conditions, discretionary income pressures persisted for adult tobacco consumers through the second quarter of 2024 due to the cumulative effects of inflation. The June 2024 Consumer Price Index was 3.0%, exceeding the Federal Reserve’s target of 2%. Although inflation rates remained lower than prior years, increased prices on certain expenditures, such as groceries and gas, continued to pressure adult tobacco consumer discretionary income. Furthermore, adult tobacco consumer wage increases have failed to keep up with the rising prices of everyday expenses over the past several years, and we have observed increases in consumer debt and credit card delinquencies. Gas prices throughout the second quarter of 2024 experienced seasonal increases, reaching an average price of $3.46 per gallon for the month of June 2024. While gas prices were lower than in the second quarter of 2023, they remained consistently above $3.00 month-over-month in the second quarter of 2024. In addition, the Federal Funds Rate, although stable, remained above historical levels at 5.33% through the second quarter of 2024.
The macroeconomic and discretionary income pressures on adult tobacco consumers influenced discount share performance. For the second quarter of 2024, the discount share of the cigarette category was 29.3%, an increase of 0.2 share points sequentially and an increase of 1.0 share point versus the second quarter of 2023.
Marlboro share was 42.0% in the second quarter of 2024, which is unchanged sequentially and a decrease of 0.1 share points versus the second quarter of 2023. Marlboro share in the premium segment of the industry grew to 59.4%, an increase of 0.1 share points sequentially and an increase of 0.7 share points versus the second quarter of 2023.
Through the second quarter of 2024, NJOY distribution grew to over 100,000 stores. During the same period, reported shipment volume of NJOY consumables (including NJOY ACE and NJOY DAILY) was approximately 12.5 million units, and NJOY device shipment volume was approximately 1.8 million units. The NJOY share of the e-vapor category reached 5.5% in the second quarter of 2024, an increase of 1.3 share points sequentially.
The U.S. nicotine pouch category continued to grow significantly throughout the second quarter of 2024 to 41.6% of the U.S. oral tobacco category, an increase of 12.3 share points versus the second quarter of 2023. on! maintained year-over-year share momentum through the second quarter of 2024 to achieve 8.1% of the total oral tobacco category, an increase of 1.2 share points versus the second quarter of 2023 and an increase of 1.0 share point sequentially. For the second quarter 2024, the traditional smokeless category (including MST and Snus) share of the total oral tobacco category declined to 58.4%, down 12.3 share points versus the second quarter of 2023. Copenhagen had an oral tobacco category share of 19.5% for the second quarter of 2024, a decrease of 4.7 share points when compared to the second quarter of 2023.
We continue to track the growth of nicotine pouch volumes and the related impact on the size of the MST category. Decreases in the size of the MST category could impact the carrying value of our assets, such as our smokeless tobacco product trademarks. For example, in the second quarter of 2024, we recorded a non-cash, pre-tax impairment on the value of the Skoal trademark. For more information on this impairment, see Note 5. We continue to monitor changing conditions within our business environment and impacts on our businesses. Changes in these and other conditions could have a material adverse effect on our business, results of operations, cash flows or financial position.
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
Effective April 2022, the U.S. Congress expanded the statutory definition of tobacco products to include products containing nicotine derived from any source, including synthetic nicotine. See Pre-Market Review Pathways for Tobacco Products and Market Authorization Enforcement below for additional information on the effects of the statutory change. Currently, however, the statutory definition of tobacco products does not cover products containing nicotine analogues, which are designed to imitate the effects of nicotine. As a result, products containing nicotine analogues are not subject to the FDA regulatory framework for tobacco products, including the requirements that manufacturers submit a PMTA to, and receive a MGO from, the FDA before marketing such products in the United States.
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
Subject to certain limitations arising from legal challenges, the Final Tobacco Marketing Rule took effect in June 2010 for cigarettes and smokeless tobacco products, in August 2016 for all other tobacco products, including e-vapor and oral nicotine pouch products containing tobacco-derived nicotine, and in April 2022 for tobacco products, including e-vapor and oral nicotine pouch products, that contain nicotine from any source other than tobacco, such as synthetic nicotine. The Final Tobacco Marketing Rule currently does not apply to products containing nicotine analogues.
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
▪FDA’s Five-Year Strategic Plan for Tobacco and Nicotine Regulation: In December 2023, in response to the Reagan-Udall Foundation’s report of its operational evaluation of the FDA’s Center for Tobacco Products, the FDA released its five-year strategic plan to address concerns raised by the report. The Reagan-Udall Report urged the FDA to clearly define product pathways, accelerate PMTA decision making, address the need for health risk communications to tobacco consumers and take enforcement actions against manufacturers and products that violate the law.
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
Although the FDA, in conjunction with other federal entities, has increased enforcement activity, insufficient actions against certain product categories that violate the law, including disposable and flavored e-vapor products and products targeted to minors, have allowed such products to proliferate on the market. In addition, the FDA’s failure to clearly define product pathways and accelerate PMTA decision making has resulted in a market with few authorized smoke-free products available to adult tobacco consumers.
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
Helix submitted PMTAs for on! oral nicotine pouches in May 2020 and PMTAs for on! PLUS oral nicotine pouches in tobacco, mint and wintergreen flavors in June 2024. As of July 29, 2024, the FDA has not issued marketing order decisions for any on! or on! PLUS products.
As of July 29, 2024, Middleton has received market orders or exemptions that cover over 99% of its cigar product volume.
In October 2022, we agreed to assign the exclusive U.S. commercialization rights to the IQOS System to PMI in exchange for a total cash payment of approximately $2.7 billion (plus interest). The assignment became effective in April 2024. The U.S. government asserted that the agreement to assign those rights required district court approval and was subject to PMI becoming bound by a court-ordered injunction against engaging in certain conduct and requiring the communication of corrective statements. In May 2024, we signed an agreement with the U.S. government resolving its concerns regarding our assignment of the exclusive U.S. commercialization rights to the IQOS System to PMI. For further discussion of the agreement with the U.S government, see Note 14.
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

In June 2023, we completed our acquisition of NJOY Holdings, the parent of NJOY. As a result of the acquisition, NJOY became a wholly owned subsidiary of Altria, and we gained full global ownership of NJOY’s e-vapor product portfolio, including NJOY ACE, a pod-based e-vapor product with an MGO from the FDA, and NJOY DAILY, which also has an MGO. In June 2024, NJOY received MGOs with respect to two NJOY ACE menthol products and two NJOY DAILY menthol products. In May 2024, NJOY submitted a supplemental PMTA to the FDA to commercialize and market the NJOY ACE 2.0 device, which leverages Bluetooth® connectivity to incorporate access restriction technology designed to prevent underage use by authenticating the user before unlocking the device. Also in May 2024, NJOY re-submitted PMTAs for blueberry and watermelon flavored pod-based e-vapor products that work exclusively with the Bluetooth®-enabled NJOY ACE 2.0 device. These products previously received marketing denial orders (“MDOs”) on the basis of FDA concerns regarding underage use.
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
Effect of Adverse FDA Determinations: FDA review time frames have varied. It is therefore difficult to predict the duration of FDA reviews of SE reports or PMTAs. An unfavorable determination on an application, the withdrawal by the FDA of a prior marketing order or other changes in FDA regulatory requirements could result in the removal of products from the market. A “not substantially equivalent” determination, a denial of a PMTA or a marketing order withdrawal by the FDA on one or more products (which would require the removal of the product or products from the market) could have a material adverse impact on our business, results of operations, cash flows or financial position. Also, adverse FDA determinations on innovative tobacco products could have a material adverse effect on our innovative tobacco businesses and our ability to achieve our Vision.
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
▪Electronic Nicotine Delivery System Products: As of July 29, 2024, many manufacturers of menthol and other flavored e-vapor products have received MDOs for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefit of their products to adult smokers overcomes the risk that their products pose to youth. The FDA has communicated in these MDOs that vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of Public Health” standard and that successful applications require strong, product-specific evidence. A number of these manufacturers are challenging the MDOs for their products. In January 2024, the U.S. Court of Appeals for the Fifth Circuit ruled that the FDA process and procedure for addressing an e-vapor PMTA violated federal law and that, among other things, the FDA failed to give the manufacturer plaintiff fair notice of, and repeatedly changed positions with respect to, the information required to obtain a PMTA. The court decided the case en banc, with all judges on the court hearing the case. In July 2024, the U.S. Supreme Court agreed to review the U.S. Court of Appeals for the Fifth Circuit’s decision. Other U.S. Courts of Appeals have upheld adverse FDA determinations, and there are pending requests that the U.S. Supreme Court review these decisions.

▪Potential Product Standards
▪Nicotine in Cigarettes and Other Combustible Tobacco Products: In March 2018, the FDA issued an ANPRM seeking comments on the potential public health benefits and any possible adverse effects of lowering nicotine in combustible cigarettes to non-addictive or minimally addictive levels. Among other issues, the FDA sought comments on (i) whether smokers would compensate by smoking more cigarettes to obtain the same level of nicotine as with their current product and (ii) whether the proposed rule would create an illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. The FDA also sought comments on whether a nicotine product standard should apply to other combustible tobacco products, including cigars. In July 2024, the Biden Administration published its Spring 2024 Unified Regulatory Agenda, which indicates that the date for any final action on this proposed product standard is to be determined. Any proposed product standard would proceed through the rulemaking process, which we believe will take multiple years to complete.
▪Flavors in Tobacco Products: In April 2022, the FDA issued two proposed product standards: (i) banning menthol in cigarettes and (ii) banning all characterizing flavors (including menthol) in cigars. We submitted comments during the notice-and-comment period and plan to continue engaging with the FDA through the rulemaking process. In October 2023, the FDA submitted the two proposed product standards to the White House Office of Management and Budget for review. As of July 29, 2024, the FDA has not completed rulemaking with respect to either proposed product standard. In April 2024, the FDA announced that it would delay a decision on the menthol ban indefinitely, citing the high volume of feedback received during the notice-and-comment period, and the Biden Administration’s Spring 2024 Unified Regulatory Agenda indicates that the date for any final action on these proposed product standards is to be determined. The FDA could propose an additional product standard for flavors in innovative tobacco products, including e-vapor products and oral nicotine products.
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
We engaged with the FDA through the rulemaking process, including during the notice-and-comment period, which closed in October 2023. The Biden Administration’s Spring 2024 Unified Regulatory Agenda includes the FDA’s plans to complete rulemaking with respect to this proposed rule by April 2025. If the proposed rule were to take effect, compliance with these requirements could result in increased costs.
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
The FSPTCA imposes user fees on cigarette, cigarette tobacco, smokeless tobacco, cigar and pipe tobacco manufacturers and importers to pay for the cost of regulation and other matters. The FSPTCA does not impose user fees on e-vapor products or oral nicotine pouch manufacturers. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA user fees and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the FSPTCA and FDA regulations. Payments for user fees are adjusted for several factors, including market share and industry volume. See Liquidity and Capital Resources - Payments Under State Settlement Agreements and FDA Regulation below for a discussion of our FDA user fee payments. In addition, compliance with the FSPTCA’s regulatory requirements has resulted, and will continue to result, in additional costs. The amount of additional compliance and related costs has not been material in any given quarter or year-to-date period but could become material, either individually or in the aggregate. The failure to comply with FDA regulatory requirements, even inadvertently, and FDA enforcement actions also could have a material adverse effect on our business, results of operations, cash flows or financial position.
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
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and July 29, 2024, the weighted-average state cigarette excise tax increased from $0.36 to $1.93 per pack. As of July 29, 2024, three states (Maryland (effective in July 2024), Colorado (effective in July 2024) and Rhode Island (effective in September 2024)) have enacted excise tax increases in 2024. In addition, various increases are under consideration or have been proposed.
A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. We support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of July 29, 2024, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST. North Carolina has passed legislation that will cause the state to adopt a weight-based tax methodology for MST in July 2025.
An increasing number of states and localities also are imposing excise taxes on e-vapor products and oral nicotine pouches. As of July 29, 2024, 33 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 13 states and the District of Columbia have enacted legislation to tax oral nicotine pouches.
Tax increases are expected to continue to have an adverse impact on sales of our operating companies’ products through lower consumption levels and the potential shift in adult tobacco consumer purchases from premium to non-premium or discount cigarettes, to lower taxed tobacco products or to counterfeit and contraband products. Lower sales volume and reported share performance of our operating companies’ products could have a material adverse effect on our business, results of operations, cash flows or financial position. In addition, substantial excise tax increases on e-vapor and oral nicotine products may negatively impact adult smokers’ transition to these products, which could materially adversely affect our innovative tobacco businesses and our ability to achieve our Vision.
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of July 29, 2024, 182 countries, as well as the European Union, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
State Settlement Agreements
As discussed in Note 14, during 1997 and 1998, PM USA and other major domestic cigarette manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. Increases in inflation can increase our financial liability under the State Settlement Agreements. The State Settlement Agreements’ inflation calculations require us to apply the higher of 3% or the U.S. Bureau of Labor Statistics’ Consumer Price Index for All Urban Consumers (“CPI-U”) percentage rate as published in January of each year. As of December 2023, the inflation calculation was approximately 3.4% based on the latest CPI-U data. While this calculation resulted in an increase in our annual payments under the State Settlement Agreements, the increase did not have a material impact on our financial position. We believe that inflation will continue at increased levels in 2024, but do not expect the corresponding increase in annual payments to result in a material financial impact. However, we will continue to monitor the impact of increased inflation on the macroeconomic environment and our businesses.
For a discussion of the impact of the State Settlement Agreements on us, see Liquidity and Capital Resources - Payments Under State Settlement Agreements and FDA Regulation below and Note 14. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). The State Settlement Agreements also place restrictions on the use of brand name sponsorships and brand name non-tobacco products and prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings, (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products and (v) requires manufacturers of e-vapor products to certify that they are in compliance with FDA requirements to be allowed to sell in the state. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of July 29, 2024, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, New York, Rhode Island and Utah) and the District of Columbia have passed such legislation. Some of these states, such as New York, Utah and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway. The legislation in California, which became effective in December 2022, bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen.
Massachusetts and Utah passed legislation capping the amount of nicotine in e-vapor products. Legislation relating to this issue is pending in one other state.

Similar restrictions to those enacted or proposed in various U.S. states and localities on e-vapor and oral nicotine pouch products have been enacted or proposed internationally.
We have challenged and will continue to challenge certain federal, state and local legislation and other governmental action, including through litigation. Certain legislation imposing restrictions on tobacco products, such as state laws requiring manufacturers of e-vapor products to certify that they are in compliance with federal law in order to sell products in the state, aligns with our Vision, and we actively engage with lawmakers in support of such legislation. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented that could have a material adverse impact on our business, results of operations, cash flows or financial position. Such action also could negatively impact adult smokers’ transition to smoke-free products, which could materially adversely affect our innovative tobacco businesses and our ability to achieve our Vision.
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: After a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, in December 2019, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of July 29, 2024, 43 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on our operating companies’ sales volumes, we support raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, as discussed above under Underage Access and Use of Certain Tobacco Products, reflecting our longstanding commitment to combat underage tobacco use.
▪Health Effects of Tobacco Products, Including E-vapor Products: Reports with respect to the health effects of smoking have been publicized for many years, including various reports by the U.S. Surgeon General. We believe that the public should be guided by the messages of the U.S. Surgeon General and public health authorities worldwide in making decisions concerning the use of tobacco products, including e-vapor products. Along with the scientific and public health communities, we continue to study and gather scientific evidence concerning the health effects of e-vapor and other innovative tobacco products. It is not possible to predict the results of ongoing scientific research or the types of future scientific research into the health risks of tobacco exposure and the impact of such research on legislation and regulation. Scientific determinations as to any health risks or negative health consequences associated with the use of e-vapor and other innovative tobacco products could materially adversely affect our innovative tobacco products businesses and our ability to achieve our Vision.
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
▪Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. For example, we currently are, or recently have been, subject to a number of governmental investigations with respect to our former investment in JUUL, which we divested in March 2023, including the following: (i) the U.S. Federal Trade Commission (“FTC”) issued a Civil Investigative Demand to us while conducting its antitrust review of our former investment in JUUL seeking information regarding, among other things, our role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee (see Note 14 for a description of the FTC’s administrative complaint against us and JUUL); (ii) the SEC commenced an investigation relating to our acquisition, disclosures and accounting controls in connection with the JUUL investment; and (iii) the New York State Office of the Attorney General and the Commonwealth of Massachusetts Office of the Attorney General, separately, issued independent subpoenas to us seeking documents relating to our former investment in and provision of services to JUUL. For a discussion of our disposition of our former interest in JUUL, see Note 6.
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
Illicit Trade in Tobacco Products
Illicit trade in tobacco products can have an adverse impact on our businesses, including the sales volumes and market shares of our companies’ innovative and smoke-free products and traditional tobacco products. Illicit trade can take many forms, including the sale of counterfeit tobacco products; the sale of tobacco products in the United States that are intended for sale outside the country; the sale of untaxed tobacco products over the Internet and by other means designed to avoid the collection of applicable taxes; and diversion into one taxing jurisdiction of tobacco products intended for sale in another. Counterfeit tobacco products, for example, are manufactured by unknown third parties in unregulated environments. Counterfeit versions of our products can negatively affect adult tobacco consumer experiences with and opinions of those brands. Illegal disposable e-vapor and oral pouch products may be designed to appeal to youth and are manufactured without scientific standards, exposing consumers to undocumented risks. Illicit trade in tobacco products also harms law-abiding wholesalers and retailers by depriving them of lawful sales and undermines the significant investment we have made in legitimate distribution channels. Moreover, illicit trade in tobacco products results in federal, state and local governments losing tax revenues. Losses in tax revenues can cause such governments to take various actions, including increasing excise taxes, imposing legislative or regulatory requirements, or asserting claims against manufacturers of tobacco products or members of the trade channels through which such tobacco products are distributed and sold, each of which could have an adverse effect on our business, results of operations, cash flows or financial position.
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
In June 2024, the U.S. Department of Justice (“DOJ”) and the FDA announced the creation of a federal multi-agency task force to combat the illegal marketing and sale of e-vapor products in the United States. The announcement noted that, in addition to the DOJ and the FDA, the task force will leverage the criminal and civil law enforcement capabilities of the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, U.S. Customs and Border Protection, the U.S. Marshals Service, the U.S. Postal Inspection Service and the FTC and that additional agencies may join the task force in the future. The DOJ and the FDA stated that the task force will focus on many topics, such as investigating and prosecuting new criminal, civil, seizure and forfeiture actions under various U.S. laws, including the FSPTCA.

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

Operating Results
The following table provides reconciliations of reported OCI to adjusted OCI for our reportable segments, all other category and total OCI and provides the related OCI margins:

For the Six Months Ended June 30, 2024
(in millions)	Smokeable Products	Oral Tobacco Products	All Other	Total
Net revenues	$10,401	$1,362	$22	$11,785
Excise taxes	(1,742)	(49)	—	(1,791)
Revenues net of excise taxes	$8,659	$1,313	$22	$9,994

Reported OCI	$5,246	$532	$(172)	$5,606
NPM Adjustment Items	(6)	—	—	(6)
Asset impairment	—	354	—	354
Tobacco and health and certain other litigation items	38	—	—	38
Adjusted OCI	$5,278	$886	$(172)	$5,992

Reported OCI margin (1)	60.6%	40.5%	(100.0+)%	56.1%
Adjusted OCI margin (1)	61.0%	67.5%	(100.0+)%	60.0%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
For further information on our reportable segments, see Note 11.
Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins and provides a reconciliation of reported OCI to adjusted OCI for our smokeable products segment:

	Operating Results
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Net revenues	$10,401	$10,910	(4.7)%	$5,495	$5,820	(5.6)%
Excise taxes	(1,742)	(1,969)		(908)	(1,041)
Revenues net of excise taxes	$8,659	$8,941		$4,587	$4,779

Reported OCI	$5,246	$5,349	(1.9)%	$2,807	$2,846	(1.4)%
NPM Adjustment Items	(6)	—		—	—
Tobacco and health and certain other litigation items	38	52		20	40
Adjusted OCI	$5,278	$5,401	(2.3)%	$2,827	$2,886	(2.0)%

Reported OCI margins (1)	60.6%	59.8%	0.8 pp	61.2%	59.6%	1.6 pp
Adjusted OCI margins (1)	61.0%	60.4%	0.6 pp	61.6%	60.4%	1.2 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Net revenues, which include excise taxes billed to customers, decreased $509 million (4.7%), due primarily to lower shipment volume ($1,435 million), partially offset by higher pricing ($927 million), which includes higher promotional investments.
Reported OCI decreased $103 million (1.9%), due primarily to lower shipment volume ($930 million) and higher per unit settlement charges and manufacturing costs ($155 million), partially offset by higher pricing, which includes higher promotional investments, and lower marketing, administration and research costs ($47 million), which include lower tobacco and health and certain other litigation items.

Adjusted OCI decreased $123 million (2.3%), due primarily to lower shipment volume and higher per unit settlement charges and manufacturing costs, partially offset by higher pricing, which includes higher promotional investments, and lower marketing, administration and research costs ($33 million).
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Net revenues, which include excise taxes billed to customers, decreased $325 million (5.6%), due primarily to lower shipment volume ($846 million), partially offset by higher pricing ($524 million), which includes higher promotional investments.
Reported OCI decreased $39 million (1.4%), due primarily to lower shipment volume ($550 million) and higher per unit settlement charges and manufacturing costs ($50 million), partially offset by higher pricing, which includes higher promotional investments, and lower marketing, administration and research costs ($38 million), which include lower tobacco and health and certain other litigation items.
Adjusted OCI decreased $59 million (2.0%), due primarily to lower shipment volume and higher per unit settlement charges and manufacturing costs, partially offset by higher pricing, which includes higher promotional investments, and lower marketing, administration and research costs ($18 million).
Shipment Volume and Retail Share Results
The following table summarizes our smokeable products segment’s shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(sticks in millions)	2024	2023	Change	2024	2023	Change
Cigarettes:
Marlboro	31,289	34,902	(10.4)%	16,316	18,506	(11.8)%
Other premium	1,573	1,779	(11.6)%	826	954	(13.4)%
Discount	1,486	2,149	(30.9)%	756	1,101	(31.3)%
Total cigarettes	34,348	38,830	(11.5)%	17,898	20,561	(13.0)%
Cigars:
Black & Mild	877	908	(3.4)%	460	465	(1.1)%
Other	2	2	—%	2	1	100.0%
Total cigars	879	910	(3.4)%	462	466	(0.9)%
Total smokeable products	35,227	39,740	(11.4)%	18,360	21,027	(12.7)%
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
The following table summarizes our cigarettes retail share performance:

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2024	2023	Percentage Point Change	2024	2023	Percentage Point Change
Cigarettes:
Marlboro	42.0%	42.1%	(0.1)	42.0%	42.1%	(0.1)
Other premium	2.3	2.3	—	2.2	2.3	(0.1)
Discount	2.0	2.6	(0.6)	2.0	2.5	(0.5)
Total cigarettes	46.3%	47.0%	(0.7)	46.2%	46.9%	(0.7)
Note: Retail share results for cigarettes are based on data from Circana, LLC (“Circana”), as well as Management Science Associates, Inc. Circana maintains a blended retail service that uses a sample of stores and certain wholesale shipments to project market share and depict share trends. This service tracks sales in the food, drug, mass merchandisers, convenience, military, dollar store and club trade classes. For other trade classes selling cigarettes, retail share is based on shipments from wholesalers to retailers through the Store Tracking Analytical Reporting System (“STARS”), as provided by Management Science Associates, Inc. This service is not designed to capture sales through other channels, including the internet, direct mail and some illicitly tax-advantaged outlets. It is the standard practice of retail services to periodically refresh their retail scan services, which could restate retail share results that were previously released in these services.

For a discussion of volume trends and factors that impact volume and retail share performance, see Operating Results by Business Segment - Business Environment - Summary above.
Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Our smokeable products segment’s reported and estimated adjusted domestic cigarettes shipment volume decreased 11.5%, driven primarily by the industry’s decline rate (impacted by macroeconomic pressures on adult tobacco consumers’ discretionary income and the growth of illicit e-vapor products), retail share losses and trade inventory movements. When adjusted for trade inventory movements, our smokeable products segment domestic cigarette shipment volume decreased by an estimated 10.5%. When adjusted for trade inventory movements and other factors, total estimated domestic cigarette industry volume decreased by an estimated 9%.
Shipments of premium cigarettes accounted for 95.7% and 94.5% of our smokeable products segment’s reported domestic cigarettes shipment volume for the six months ended June 30, 2024 and 2023, respectively.
Marlboro share of the premium segment was 59.3%, an increase of 0.7 share points.
Total cigarettes industry discount category retail share was 29.2%, an increase of 0.9 share points, primarily due to increased macroeconomic pressures on adult tobacco consumers’ discretionary income.
For a discussion regarding discount category dynamics in 2024 and the economic conditions, including a high inflationary environment, that impact adult tobacco consumer purchasing behavior, see Operating Results by Business Segment - Business Environment - Summary above.
Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
Our smokeable products segment’s reported and estimated adjusted domestic cigarettes shipment volume decreased 13.0%, driven primarily by the industry’s decline rate (impacted by macroeconomic pressures on adult tobacco consumers’ discretionary income and the growth of illicit e-vapor products), trade inventory movements and retail share losses. When adjusted for trade inventory movements, our smokeable products segment domestic cigarette shipment volume decreased by an estimated 11%. When adjusted for trade inventory movements, total estimated domestic cigarette industry volume decreased by an estimated 9.5%.
Shipments of premium cigarettes accounted for 95.8% and 94.6% of our smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended June 30, 2024 and 2023, respectively.
Marlboro retail share of the total cigarette category was 42.0%, a decrease of 0.1 share point versus the prior year and unchanged sequentially. Additionally, Marlboro share of the premium segment was 59.4%, an increase of 0.7 share points versus the prior year and 0.1 share point sequentially.
Total cigarettes industry discount category retail share was 29.3%, an increase of 1.0 share point versus the prior year and 0.2 share points sequentially, primarily due to increased macroeconomic pressures on adult tobacco consumers’ discretionary income.
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
In addition:
▪Effective July 14, 2024, PM USA increased the list price of Marlboro (excluding Mainline Menthol and 72s Menthol), L&M and Basic by $0.17 per pack. PM USA also increased the list price of all its other cigarette brands by $0.22 per pack.
Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our oral tobacco products segment:

	Operating Results
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Net revenues	$1,362	$1,308	4.1%	$711	$680	4.6%
Excise taxes	(49)	(57)		(24)	(29)
Revenues net of excise taxes	$1,313	$1,251		$687	$651

Reported OCI	$532	$859	(38.1)%	$97	$443	(78.1)%
Asset impairment	354	—		354	—
Adjusted OCI	$886	$859	3.1%	$451	$443	1.8%

Reported OCI margins (1)	40.5%	68.7%	(28.2) pp	14.1%	68.0%	(53.9) pp
Adjusted OCI margins (1)	67.5%	68.7%	(1.2) pp	65.6%	68.0%	(2.4) pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Net revenues, which include excise taxes billed to customers, increased $54 million (4.1%), due primarily to higher pricing ($119 million), which includes lower promotional investments, partially offset by lower MST shipment volume and a higher percentage of on! shipment volume relative to MST (“volume/mix”) ($64 million).
Reported OCI decreased $327 million (38.1%), due primarily to a non-cash impairment of the Skoal trademark ($354 million), lower volume/mix ($69 million) and higher costs ($22 million), partially offset by higher pricing, which includes lower promotional investments.
Adjusted OCI increased $27 million (3.1%), due primarily to higher pricing, which includes lower promotional investments, partially offset by lower volume/mix and higher costs.
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Net revenues, which include excise taxes billed to customers, increased $31 million (4.6%), due primarily to higher pricing ($59 million), which includes lower promotional investments, partially offset by lower volume/mix ($29 million).
Reported OCI decreased $346 million (78.1%), due primarily to a non-cash impairment of the Skoal trademark ($354 million), lower volume/mix ($30 million) and higher costs ($22 million), partially offset by higher pricing, which includes lower promotional investments.
Adjusted OCI increased $8 million (1.8%), due primarily to higher pricing, which includes lower promotional investments, partially offset by lower volume/mix and higher costs.

Shipment Volume and Retail Share Results
The following table summarizes our oral tobacco products segment’s shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(cans and packs in millions)	2024	2023	Change	2024	2023	Change
Copenhagen	203.0	223.9	(9.3)%	103.9	114.9	(9.6)%
Skoal	74.2	82.9	(10.5)%	37.5	42.6	(12.0)%
on!	74.5	55.2	35.0%	41.2	30.0	37.3%
Other	33.6	33.0	1.8%	18.1	16.9	7.1%
Total oral tobacco products	385.3	395.0	(2.5)%	200.7	204.4	(1.8)%
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
The following table summarizes our oral tobacco products segment’s retail share performance (excluding international volume):

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2024	2023	Percentage Point Change	2024	2023	Percentage Point Change
Copenhagen	19.8%	24.7%	(4.9)	19.5%	24.2%	(4.7)
Skoal	7.9	9.9	(2.0)	7.7	9.6	(1.9)
on!	7.6	6.7	0.9	8.1	6.9	1.2
Other	2.6	3.0	(0.4)	2.6	3.0	(0.4)
Total oral tobacco products	37.9%	44.3%	(6.4)	37.9%	43.7%	(5.8)
Note: Our oral tobacco products segment’s retail share results exclude international volume, which is currently not material to our oral tobacco products segment. Retail share results for oral tobacco products are based on data from Circana, a tracking service that uses a sample of stores to project market share and depict share trends. This service tracks sales in the food, drug, mass merchandisers, convenience, military, dollar store and club trade classes on the number of cans and packs sold. Oral tobacco products are defined by Circana as domestic tobacco derived oral products, in the form of MST, snus and oral nicotine pouches. New types of oral tobacco products, as well as new packaging configurations of existing oral tobacco products, may or may not be equivalent to existing MST products on a can-for-can basis. For example, one pack of snus or one can of oral nicotine pouches, irrespective of the number of pouches in the pack or can, is assumed to be equivalent to one can of MST. Because this service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share. It is the standard practice of retail services to periodically refresh their retail scan services, which could restate retail share results that were previously released in these services.
For a discussion of volume trends and factors that impact volume and retail share performance, see Operating Results by Business Segment - Business Environment - Summary above.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Our oral tobacco products segment’s reported domestic shipment volume decreased 2.5%, driven primarily by retail share losses, partially offset by the industry’s growth rate, calendar differences and other factors. When adjusted for calendar differences and trade inventory movements, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 3.5%.
Total oral tobacco products category industry volume increased by an estimated 9% for the six months ended June 30, 2024, primarily driven by growth in oral nicotine pouches, partially offset by declines in MST volumes.
Our oral tobacco products segment’s retail share was 37.9%, as share declines for MST products were primarily driven by oral nicotine pouch segment share growth.
The U.S. nicotine pouch category grew to 40.9% of the U.S. oral tobacco category, an increase of 12.9 share points versus the prior year. In addition, on!’s share of the nicotine pouch category was 18.5%, a decrease of 5.4 share points versus the prior year.

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Our oral tobacco products segment’s reported domestic shipment volume decreased 1.8%, driven primarily by retail share losses, partially offset by the industry’s growth rate, trade inventory movements, calendar differences and other factors. When adjusted for trade inventory movements and calendar differences, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 3%.
Our oral tobacco products segment’s retail share was 37.9%, as share declines for MST products were primarily driven by oral nicotine pouch segment share growth.
Total U.S. oral tobacco category share for on! nicotine pouches was 8.1%, an increase of 1.2 share points versus the prior year and 1.0 share point sequentially.
The U.S. nicotine pouch category grew to 41.6% of the U.S. oral tobacco category, an increase of 12.3 share points versus the prior year. In addition, on!’s share of the nicotine pouch category was 19.4%, a decrease of 4.2 share points versus the prior year and an increase of 1.8 share points sequentially.
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
In addition:
▪Effective July 23, 2024, USSTC increased the list price on its Copenhagen, Skoal and Red Seal brands by $0.10 per can.
E-Vapor
Our NJOY e-vapor business is reported in our all other category.
Six Months Ended June 30, 2024
Reported domestic shipment volumes for the six months ended June 30, 2024 for NJOY consumables(1) and devices were 23.4 million units and 2.8 million units, respectively.
For the six months ended June 30, 2024 NJOY retail share in the U.S. multi-outlet and convenience channel was 4.8%.
Three Months Ended June 30, 2024
Reported domestic shipment volumes for the three months ended June 30, 2024 for NJOY consumables(1) increased 14.7% sequentially to 12.5 million units. Reported domestic shipment volume for the three months ended June 30, 2024 for NJOY devices increased 80.0% sequentially to 1.8 million units.
In the second quarter of 2024, NJOY retail share in the U.S. multi-outlet and convenience channel increased 1.3 share points sequentially to 5.5%.
(1) E-vapor shipment volume includes NJOY ACE pods and DAILY disposables.

Liquidity and Capital Resources
We are a holding company that is primarily dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions and the payment of interest on intercompany loans. At June 30, 2024, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, we receive cash dividends on our interest in ABI and will continue to do so as long as we hold shares in ABI and ABI pays dividends.
At June 30, 2024, we had $1.8 billion of cash and cash equivalents. In addition to having access to the operating cash flows of our subsidiaries, our capital resources include access to credit markets in the form of commercial paper, availability under our $3.0 billion senior unsecured 5-year revolving credit agreement (“Credit Agreement”), which we use for general corporate purposes, and access to credit markets through the issuance of long-term senior unsecured notes. For additional information, see Capital Markets and Other Matters below.
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
Capital Markets and Other Matters
Credit Ratings - Our cost and terms of financing and our access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under our Credit Agreement is discussed in Note 12. Debt to our condensed consolidated financial statements in Item 1 (“Note 12”).
At June 30, 2024, the credit ratings and outlook for our indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Negative (1)
Standard & Poor’s Financial Services LLC (“S&P”)	A-2	BBB	Positive
Fitch Ratings Inc.	F2	BBB	Stable
(1) On May 6, 2024, Moody’s changed its outlook for our indebtedness to Negative from Stable.
Credit Lines - From time to time, we have short-term borrowing needs to meet our working capital requirements arising from the timing of payments under State Settlement Agreements, quarterly income tax payments and quarterly dividend payments, and generally use our commercial paper program to meet those needs.
At June 30, 2024, we had availability under our Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion, and we were in compliance with the covenants in our Credit Agreement. We monitor the credit quality of our bank group and do not know of any potential non-performing credit provider in that group. For further discussion on short-term borrowings, see Note 12.
Long-Term Debt - At June 30, 2024 and December 31, 2023, our total long-term debt was $25.0 billion and $26.2 billion, respectively. During the first quarter of 2024, we repaid in full at maturity our 4.000% and 3.800% senior unsecured notes in the aggregate principal amounts of $776 million and $345 million, respectively. For further details on long-term debt, see Note 12.

At June 30, 2024, our debt-to-Consolidated net earnings and debt-to-Consolidated EBITDA ratios were calculated as follows:

For the Twelve Months Ended June 30, 2024 (1)
(in millions)
Consolidated net earnings	$10,158
Interest and other debt expense, net	1,018
Provision for income taxes	3,340
Depreciation and amortization	297
EBITDA	14,813
(Income) loss from investments in equity securities and noncontrolling interests, net	(610)
Dividends from less than 50% owned affiliates	139
Gain on the sale of IQOS System commercialization rights	(2,700)
Asset impairment	354
Fair value adjustment for NJOY Transaction contingent payments	140
Consolidated EBITDA	$12,136

Current portion of long-term debt (2)	$1,553
Long-term debt (2)	23,470
Total Debt	$25,023

Total Debt / Consolidated net earnings	2.5
Total Debt / Consolidated EBITDA	2.1
(1) Calculated as of the end of the applicable quarter on a rolling four quarters basis.
(2) Balance at June 30, 2024.
ABI Transaction - As discussed in Note 6, in March 2024, we received pre-tax cash proceeds from the ABI Transaction of approximately $2.4 billion and paid transaction costs of approximately $62 million. We used the proceeds from the ABI Transaction to fund the ASR transactions discussed below.
NJOY Contingent Payments - On June 21, 2024, the FDA issued MGOs for four NJOY e-vapor menthol products. As a result, we became obligated to make cash payments totaling $250 million under the acquisition agreement, which payments occurred in July 2024. For further discussion on the NJOY contingent payments, see Note 2.
Guarantees and Other Similar Matters - As discussed in Note 14, we had unused letters of credit obtained in the ordinary course of business and guarantees (including third-party guarantees) outstanding at June 30, 2024. From time to time, we also issue lines of credit to affiliated entities. As further discussed in Note 4. Supplier Financing to our condensed consolidated financial statements in Item 1 and Note 14, as part of the supplier financing program, Altria guarantees the financial obligations of Altria Client Services LLC under the financing program agreement. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 12, PM USA guarantees our obligations under our outstanding debt securities, any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program. These items have not had, and are not expected to have, a significant impact on our liquidity.
Payments Under State Settlement Agreements and FDA Regulation - PM USA has entered into State Settlement Agreements with the states, the District of Columbia and certain U.S. territories that call for certain payments. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. For further discussion of State Settlement Agreements, see Health Care Cost Recovery Litigation in Note 14.
Based on current agreements, estimated market share, estimated annual industry volume decline rates and inflation rates, the estimated amounts that we may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees are $3.6 billion on average for the next three years. The estimated amount for 2024 includes PM USA’s obligations under the State Settlement Agreements to pay settling plaintiffs’ attorneys’ fees. We expect PM USA’s obligation to pay these fees will terminate in the fourth quarter of 2024. In addition, the amount excludes the potential impact of any NPM Adjustment Items.
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year are generally paid in April of the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. We paid approximately $3.1 billion and $3.4 billion for the six months ended June 30, 2024 and 2023, respectively, in connection with the State Settlement Agreements and FDA user fees, primarily all of which was paid in the second quarter of each period. We recorded $1.9 billion and $2.0 billion of charges to cost of sales for the six months ended June 30, 2024 and 2023, respectively, and $1.0 billion of charges to cost of sales for both the three months ended June 30, 2024 and 2023, in connection with the State Settlement Agreements and FDA user fees. As previously stated, the payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including volume, operating income, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results. For further discussion on the potential impact of inflation on future payments, see Operating Results by Business Segment - Business Environment - State Settlement Agreements above.
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of June 30, 2024, PM USA had posted appeal bonds totaling $37 million, which have been collateralized with restricted cash that is included in assets on our condensed consolidated balance sheet.
Litigation is subject to uncertainty, and an adverse outcome or settlement of litigation could have a material adverse effect on our results of operations, cash flows or financial position in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 14.
Equity and Dividends
During the first six months of 2024 and 2023, we paid dividends of $3,420 million and $3,365 million, respectively, an increase of 1.6%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares we repurchased under our share repurchase programs. Our current annualized dividend rate is $3.92 per share. We have a progressive dividend goal targeting mid-single digits dividend growth annually. Future dividend payments remain subject to the discretion of our Board of Directors (“Board of Directors” or “Board”).
ASR - In March 2024, we increased our $1.0 billion share repurchase program to $3.4 billion and entered into the ASR transactions. We paid $2.4 billion for the repurchase of our common stock in the ASR transactions in the first quarter of 2024, and the final settlement of the ASR transactions occurred in the second quarter of 2024. We funded the ASR transactions with proceeds from the ABI Transaction.
For further discussion of our share repurchase programs, see Note 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.
Financial Review
Cash Provided by/Used in Operating Activities
During the first six months of 2024, net cash provided by operating activities was $2,802 million compared with $3,108 million during the first six months of 2023. This decrease was due primarily to lower net revenues and higher litigation payments, partially offset by lower State Settlement Agreements and federal excise tax payments.
We had a working capital deficit at June 30, 2024 and December 31, 2023, and believe we have the ability to fund working capital deficits with cash provided by operating activities, borrowings under our Credit Agreement and access to the credit and capital markets.
Cash Provided by/Used in Investing Activities
During the first six months of 2024, net cash provided by investing activities was $2,279 million compared with net cash used in investing activities of $2,858 million during the first six months of 2023. This change was due primarily to proceeds from the ABI Transaction in 2024 and the NJOY Transaction in 2023.
Cash Provided by/Used in Financing Activities
During the first six months of 2024, net cash used in financing activities was $6,966 million compared with $3,418 million during the first six months of 2023. This increase was due to proceeds from short-term borrowings in 2023 and higher share repurchases and dividends paid in 2024, partially offset by lower repayments of long-term debt in 2024.
New Accounting Guidance Not Yet Adopted
See Note 15. New Accounting Guidance Not Yet Adopted to our condensed consolidated financial statements in Item 1 for a discussion of issued accounting guidance applicable to, but not yet adopted by, us.
Contingencies
See Note 14 for a discussion of contingencies.

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
Summarized Balance Sheets
(in millions of dollars)

	Parent		Guarantor
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Assets
Due from Non-Guarantor Subsidiaries	$—	$—	$316	$316
Other current assets	2,124	4,052	748	678
Total current assets	$2,124	$4,052	$1,064	$994

Due from Non-Guarantor Subsidiaries	$6,561	$6,561	$—	$—
Other assets	8,141	9,797	1,318	1,334
Total non-current assets	$14,702	$16,358	$1,318	$1,334

Liabilities
Due to Non-Guarantor Subsidiaries	$3,108	$2,548	$1,163	$1,081
Other current liabilities	4,137	3,708	2,514	3,665
Total current liabilities	$7,245	$6,256	$3,677	$4,746

Total non-current liabilities	$26,406	$27,876	$588	$590

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Six Months Ended June 30, 2024
	Parent (1)	Guarantor (2)
Net revenues	$—	$9,818
Gross profit	—	5,535
Net earnings (losses)	(207)	3,720
(1) For the six months ended June 30, 2024, net earnings (losses) include $184 million of intercompany interest income from non-guarantor subsidiaries and $232 million of interest expense from non-guarantor subsidiaries.
(2) For the six months ended June 30, 2024, net earnings (losses) include $154 million of intercompany interest income from non-guarantor subsidiaries.
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
▪our inability to compete effectively;
▪the growth of the e-vapor category, including illegal disposable e-vapor products, which contributes to reductions in domestic cigarette consumption levels and shipment volume;
▪the risks associated with illicit trade in tobacco products, including counterfeit products, illegally imported products, illegal disposable e-vapor products, illicit oral nicotine products, and products designed to avoid the regulatory framework for tobacco products, such as products using nicotine analogues, each of which contribute to reductions in the consumption levels and shipment volumes of our businesses’ products;
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
▪unfavorable outcomes with respect to litigation proceedings or any governmental investigations, including significant monetary and non-monetary remedies and importation bans ;
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
▪the risk that we could decide, or be required, to recall products;
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
▪our inability to attract investors due to increasing investor expectations of our performance relating to corporate responsibility factors, including environmental, social and governance matters;

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
▪the risk that the expected benefits of our investment in ABI may not materialize in the expected manner or timeframe or at all, including due to macroeconomic and geopolitical conditions; foreign currency exchange rates; ABI’s business results; ABI’s share price; impairment losses on the value of our investment; our incurrence of additional tax liabilities related to our investment in ABI; and reductions in the number of directors that we can have appointed to the ABI board of directors; and
▪the risks associated with our investment in Cronos, including legal, regulatory and reputational risks and the risk that the expected benefits of the transaction may not materialize in the expected timeframe or at all.
You should understand that it is not possible to predict or identify all factors and risks. Consequently, you should not consider the foregoing list to be complete. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The fair value of our long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting primarily from changes in market interest rates. The following table provides the fair value of our long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates at June 30, 2024 and December 31, 2023:

(in billions)	June 30, 2024	December 31, 2023
Fair value	$22.7	$24.4
Decrease in fair value from a 1% increase in market interest rates	1.8	1.9
Increase in fair value from a 1% decrease in market interest rates	2.1	2.2
We expect interest rates on borrowings under our Credit Agreement to be based on the Term Secured Overnight Financing Rate, plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s and S&P. The applicable percentage for borrowings under our Credit Agreement at June 30, 2024 was 1.0% based on our long-term senior unsecured debt ratings on that date. At June 30, 2024 and December 31, 2023, we had no borrowings under our Credit Agreement.
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
Part II – OTHER INFORMATION
Item 1. Legal Proceedings
See Note 14 for a discussion of legal proceedings pending against us. See also Exhibits 99.1 and 99.2 to this Form 10-Q.
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
Our share repurchase activity for each of the three months in the period ended June 30, 2024, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1-30, 2024	—	$—	—	$1,000,000,000
May 1-31, 2024	—	$—	—	$1,000,000,000
June 1-30, 2024	7,651,096	$48.36	7,651,096	$990,002,556
	7,651,096	$48.36	7,651,096
(1) During the first quarter of 2024, we entered into two separate accelerated share repurchase agreements with bank counterparties (collectively, “ASR Agreements”) to repurchase an aggregate $2.4 billion of common stock. In the first quarter, we paid the $2.4 billion aggregate repurchase price and received approximately 46.5 million shares of our common stock (85% of the $2.4 billion aggregate repurchase price calculated on the basis of a price of $43.87 per share, the closing price of our common stock on March 15, 2024, the date we entered into the ASR Agreements). In the second quarter of 2024, we received approximately 7.4 million additional shares of our common stock upon the final settlement of the ASR Agreements. The average repurchase price of the shares repurchased under the ASR Agreements was $44.50 per share. In addition, in June 2024 we repurchased approximately 0.2 million shares under our January 2024 share repurchase program at an aggregate cost of approximately $10 million (average price per share of $45.53). For further discussion of our share repurchase program, see Note 1.
Item 5. Other Information
During the quarter ended June 30, 2024, none of our directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
July 31, 2024