Form 10-Q
period 2024-09-30
ALTRIA GROUP, INC.
filed 2024-10-31
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At October 22, 2024, there were 1,694,812,982 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)
______________________________

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$1,897	$3,686
Receivables	87	71
Inventories:
Leaf tobacco	524	649
Other raw materials	189	204
Work in process	26	22
Finished product	362	340
	1,101	1,215
Income taxes	204	496
Other current assets	210	117
Total current assets	3,499	5,585

Property, plant and equipment, at cost	4,518	4,582
Less accumulated depreciation	2,900	2,930
	1,618	1,652

Goodwill	6,945	6,791
Other intangible assets, net	13,010	13,686
Investments in equity securities	8,153	10,011
Other assets	942	845
Total Assets	$34,167	$38,570

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)
________________________________________________

	September 30, 2024	December 31, 2023
Liabilities
Current portion of long-term debt	$1,585	$1,121
Accounts payable	510	582
Accrued liabilities:
Marketing	817	716
Settlement charges	2,118	2,563
Other	1,227	1,902
Deferred gain from the sale of IQOS System commercialization rights	—	2,700
Dividends payable	1,739	1,735
Total current liabilities	7,996	11,319

Long-term debt	23,570	25,112
Deferred income taxes	3,208	2,799
Accrued pension costs	125	130
Accrued postretirement health care costs	1,090	1,079
Other liabilities	1,596	1,621
Total liabilities	37,585	42,060
Contingencies (Note 14)
Stockholders’ Equity (Deficit)
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,890	5,906
Earnings reinvested in the business	34,206	31,094
Accumulated other comprehensive losses	(2,617)	(2,673)
Cost of repurchased stock (1,109,485,036 shares at September 30, 2024 and 1,042,499,542 shares at December 31, 2023)	(41,882)	(38,802)
Total stockholders’ equity (deficit) attributable to Altria	(3,468)	(3,540)
Noncontrolling interests	50	50
Total stockholders’ equity (deficit)	(3,418)	(3,490)
Total Liabilities and Stockholders’ Equity (Deficit)	$34,167	$38,570

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)
_____________________________________

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$18,044	$18,508	$6,259	$6,281
Cost of sales	4,575	4,693	1,536	1,578
Excise taxes on products	2,706	3,030	915	1,004
Gross profit	10,763	10,785	3,808	3,699
Marketing, administration and research costs	2,050	2,034	656	610
Asset impairment	354	—	—	—
Operating income	8,359	8,751	3,152	3,089
Interest and other debt expense, net	782	758	267	272
Net periodic benefit income, excluding service cost	(74)	(95)	(25)	(33)
(Income) losses from investments in equity securities	(530)	(105)	(116)	(58)
Gain on the sale of IQOS System commercialization rights	(2,700)	—	—	—
Earnings before income taxes	10,881	8,193	3,026	2,908
Provision for income taxes	2,656	2,123	733	742
Net earnings	$8,225	$6,070	$2,293	$2,166
Per share data:
Basic and diluted earnings per share	$4.75	$3.40	$1.34	$1.22

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)
_____________________

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023	2024	2023
Net earnings	$8,225	$6,070	$2,293	$2,166
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	(4)	(16)	(2)	(5)
ABI	64	302	(330)	236
Currency translation adjustments and other	(4)	14	(2)	7
Other comprehensive earnings (losses), net of deferred income taxes	56	300	(334)	238
Comprehensive earnings	$8,281	$6,370	$1,959	$2,404

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Nine Months Ended September 30, 2024 and 2023
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2023	$935	$5,906	$31,094	$(2,673)	$(38,802)	$50	$(3,490)
Net earnings	—	—	8,225	—	—	—	8,225
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	56	—	—	56
Stock award activity	—	2	—	—	23	—	25
Cash dividends declared ($2.98 per share)	—	—	(5,113)	—	—	—	(5,113)
Repurchases of common stock	—	(18)	—	—	(3,072)	—	(3,090)
Other	—	—	—	—	(31)	—	(31)
Balances, September 30, 2024	$935	$5,890	$34,206	$(2,617)	$(41,882)	$50	$(3,418)

Balances, December 31, 2022	$935	$5,887	$29,792	$(2,771)	$(37,816)	$50	$(3,923)
Net earnings	—	—	6,070	—	—	—	6,070
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	300	—	—	300
Stock award activity	—	8	—	—	20	—	28
Cash dividends declared ($2.86 per share)	—	—	(5,095)	—	—	—	(5,095)
Repurchases of common stock	—	—	—	—	(732)	—	(732)
Other	—	—	—	—	(5)	—	(5)
Balances, September 30, 2023	$935	$5,895	$30,767	$(2,471)	$(38,533)	$50	$(3,357)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Three Months Ended September 30, 2024 and 2023
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity (Deficit)
Balances, June 30, 2024	$935	$5,876	$33,651	$(2,283)	$(41,195)	$50	$(2,966)
Net earnings	—	—	2,293	—	—	—	2,293
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(334)	—	—	(334)
Stock award activity	—	14	—	—	—	—	14
Cash dividends declared ($1.02 per share)	—	—	(1,738)	—	—	—	(1,738)
Repurchases of common stock	—	—	—	—	(680)	—	(680)
Other	—	—	—	—	(7)	—	(7)
Balances, September 30, 2024	$935	$5,890	$34,206	$(2,617)	$(41,882)	$50	$(3,418)

Balances, June 30, 2023	$935	$5,880	$30,340	$(2,709)	$(38,273)	$50	$(3,777)
Net earnings	—	—	2,166	—	—	—	2,166
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	238	—	—	238
Stock award activity	—	15	—	—	—	—	15
Cash dividends declared ($0.98 per share)	—	—	(1,739)	—	—	—	(1,739)
Repurchases of common stock	—	—	—	—	(260)	—	(260)
Balances, September 30, 2023	$935	$5,895	$30,767	$(2,471)	$(38,533)	$50	$(3,357)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)
_____________________

For the Nine Months Ended September 30,	2024	2023
Cash Provided by (Used in) Operating Activities
Net earnings	$8,225	$6,070
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	213	194
Deferred income tax provision (benefit) (1)	459	(241)
Unrecognized tax benefit (1)	80	830
(Income) losses from investments in equity securities	(530)	(105)
Gain on the sale of IQOS System commercialization rights	(2,700)	—
Dividends from ABI	139	163
Asset impairment	354	—
Cash effects of changes: (2)
Receivables	(14)	19
Inventories	114	26
Accounts payable	(68)	(47)
Income taxes	396	(210)
Accrued liabilities and other current assets	(919)	(210)
Accrued settlement charges	(445)	(537)
Pension plan contributions	(13)	(14)
Pension and postretirement, net	(76)	(97)
Other, net (1)	198	219
Net cash provided by (used in) operating activities	5,413	6,060
Cash Provided by (Used in) Investing Activities
Capital expenditures	(95)	(143)
Proceeds from the ABI Transaction (3)	2,353	—
Proceeds from the sale of IQOS System commercialization rights	—	1,700
Acquisition of NJOY, net of cash acquired	—	(2,751)
Other, net	(20)	(23)
Net cash provided by (used in) investing activities	$2,238	$(1,217)
(1) 2023 relates to unrecognized tax benefit from the ordinary loss for cash tax purposes with respect to a portion of our tax basis associated with our former investment in JUUL, partially offset by our estimated corporate alternative minimum tax credit carryforward. 2023 amounts have been reclassified to conform to the current year presentation.
(2) 2023 amounts are net of the effects from the NJOY Transaction. See Note 2. Acquisition of NJOY.
(3) See Note 6. Investments in Equity Securities.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)
_____________________

For the Nine Months Ended September 30,	2024	2023
Cash Provided by (Used in) Financing Activities
Proceeds from short-term borrowings	$—	$2,000
Repayment of short-term borrowings	—	(2,000)
Long-term debt repaid	(1,121)	(1,566)
Repurchases of common stock	(3,090)	(732)
Dividends paid on common stock	(5,108)	(5,040)
Other, net	(125)	(15)
Net cash provided by (used in) financing activities	(9,444)	(7,353)
Cash, cash equivalents and restricted cash:
Increase (decrease)	(1,793)	(2,510)
Balance at beginning of period	3,721	4,091
Balance at end of period	$1,928	$1,581

The following table provides a reconciliation of cash, cash equivalents and restricted cash (1) to the amounts reported on our condensed consolidated balance sheets:
	At September 30, 2024	At December 31, 2023
Cash and cash equivalents	$1,897	$3,686
Restricted cash included in other current assets	8	5
Restricted cash included in other assets	23	30
Cash, cash equivalents and restricted cash	$1,928	$3,721
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
▪Background: At September 30, 2024, our wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which, through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco products (“MST”) and snus products; Helix Innovations LLC (“Helix”), which operates in the United States, and Helix Innovations GmbH and its affiliates (“Helix International”), which operate in certain other countries, are engaged in the manufacture and sale of oral nicotine pouches; and NJOY, LLC (“NJOY”), which is engaged in the manufacture and sale of e-vapor products. Other wholly owned subsidiaries included Altria Group Distribution Company (“AGDC”), which provides sales and distribution services to our domestic operating companies; and Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, research and product development, consumer engagement, finance, human resources and external affairs. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by our subsidiaries. At September 30, 2024, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At September 30, 2024, we also owned a 75% economic interest in Horizon Innovations LLC (“Horizon”), a joint venture with JTI (US) Holding, Inc., a subsidiary of Japan Tobacco Inc., which owned the remaining 25% economic interest. Horizon is responsible for the U.S. marketing and commercialization of heated tobacco stick products owned by either party.
At September 30, 2024, we had investments in Anheuser-Busch InBev SA/NV (“ABI”) and Cronos Group Inc. (“Cronos”). In March 2024, we sold a portion of our investment in ABI (“ABI Transaction”). For further discussion of our investments and the ABI Transaction, see Note 6. Investments in Equity Securities.
▪Dividends and Share Repurchases: In August 2024, our Board of Directors (“Board of Directors” or “Board”) approved a 4.1% increase in the quarterly dividend rate to $1.02 per share of our common stock versus the previous rate of $0.98 per share. The current annualized dividend rate is $4.08 per share. Future dividend payments remain subject to the discretion of our Board.
In January 2023, our Board of Directors authorized a $1.0 billion share repurchase program (“January 2023 share repurchase program”), which we completed in December 2023.
In January 2024, our Board of Directors authorized a new $1.0 billion share repurchase program that it increased to $3.4 billion in March 2024 (as increased, “January 2024 share repurchase program”). We entered into accelerated share repurchase (“ASR”) transactions under two separate agreements with bank counterparties (collectively, “ASR Agreements”) to repurchase shares of our common stock having an aggregate value of $2.4 billion (“Repurchase Price”). In the first half of 2024, we paid the Repurchase Price and received 53.9 million shares of our common stock. The total number of shares repurchased under the ASR Agreements was based on volume-weighted average prices of our common stock during the term of the ASR transactions, less a discount. We funded the ASR transactions with proceeds from the ABI Transaction. The ASR transactions were accounted for as equity transactions and included in cost of repurchased stock on our condensed consolidated balance sheet when the shares were received. At September 30, 2024, we had $310 million remaining under the January 2024 share repurchase program. The timing of share repurchases depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our share repurchase activity was as follows:

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(in millions, except per share data)	2024	(1)	2023	2024	2023
Total number of shares repurchased	67.6		16.3	13.5	5.9
Aggregate cost of shares repurchased	$3,090		$732	$680	$260
Average price per share of shares repurchased	$45.68		$44.97	$50.37	$44.26
(1) Includes 53.9 million shares repurchased under the ASR Agreements at an average price per share of $44.50.

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
Note 2. Acquisition of NJOY
On June 1, 2023, we acquired NJOY Holdings (“NJOY Transaction”), which provided us with full global ownership of NJOY’s e-vapor product portfolio, including NJOY ACE. The total consideration for the NJOY Transaction of approximately $2.9 billion consisted of approximately $2.75 billion in cash payments (net of cash acquired) plus the fair value of up to $500 million in additional cash payments contingent on receipt of U.S. Food and Drug Administration (“FDA”) authorizations with respect to NJOY’s menthol ($250 million), blueberry ($125 million) and watermelon ($125 million) pod products. The fair value of these contingent payments at December 31, 2023 and on the acquisition date was approximately $130 million, which was included in the total consideration.
In the second quarter of 2024, the FDA issued marketing granted orders for four NJOY menthol e-vapor products. As a result, we became obligated to make cash payments totaling $250 million under the acquisition agreement, which we made in July 2024. Additionally, we recorded a pre-tax charge of approximately $140 million for the change in the fair value of contingent payments for the nine months ended September 30, 2024. At September 30, 2024, the fair value of the remaining contingent payments, which relate to blueberry and watermelon pod products, was approximately $20 million.
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
Costs incurred for the NJOY Transaction are recognized as expenses in the period in which the costs are incurred and are included in our condensed consolidated statement of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2024	2023	2024	2023
Marketing, administration and research costs:
Change in fair value of contingent payments	$140	$—	$—	$—
Other costs (1)	47	54	44	13
Interest and other debt expense, net:
Financing fees	—	9	—	1
Total NJOY Transaction costs	$187	$63	$44	$14
(1) For the nine and three months ended September 30, 2024, substantially all of these costs were acquisition-related costs associated with patent infringement lawsuits related to the NJOY Transaction. For further discussion of the patent infringement lawsuits, see Note 14. Contingencies. For the nine months ended September 30, 2023, substantially all of these costs were acquisition-related costs, consisting primarily of transaction costs.
We funded the initial NJOY Transaction cash payments at closing through a combination of borrowings under a $2.0 billion term loan facility, the issuance of commercial paper and available cash. For further discussion regarding the term loan facility, see Note 12. Debt.
We accounted for this acquisition as a business combination. On June 1, 2024, we finalized our purchase price allocation for the NJOY Transaction. The amounts in the table below represent the final purchase price allocation to the assets acquired and liabilities assumed in the NJOY Transaction, including measurement period adjustments made during the three months ended March 31, 2024.

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
The significant assumptions used in determining the fair values of the identifiable intangible assets included volume growth rates, operating margins, the assessment of acquired technology life cycles and discount rates. We determined the fair values of the identifiable intangible assets using an income approach. The fair value measurements were primarily based on significant inputs that are not observable in the market, such as discounted cash flow analyses, and thus were classified in Level 3 of the fair value hierarchy. We amortize these intangible assets over a weighted-average period of approximately 18 years.
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
Receivables and deferred revenue associated with contracts with customers were as follows:

(in millions)	September 30, 2024	December 31, 2023
Receivables	$87	$71
Deferred revenue	218	258
At September 30, 2024 and December 31, 2023, we did not expect differences between amounts recorded as receivables and amounts that would be subsequently received; therefore, we did not record an allowance for credit losses against these receivables.
We record payments received by our businesses in advance of product shipment as deferred revenue. These payments are included in other accrued liabilities on our condensed consolidated balance sheets until control of such products is obtained by the customer. When cash is received in advance of product shipment, our companies satisfy their performance obligations within three days of receiving payment. At September 30, 2024 and December 31, 2023, there were no differences between amounts recorded as deferred revenue from contracts with customers and amounts subsequently recognized as revenue.
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
At September 30, 2024 and December 31, 2023, confirmed outstanding obligations under the Program were $115 million and $119 million, respectively.
Note 5. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Smokeable products segment	$99	$99	$2,944	$2,963
Oral tobacco products segment	5,078	5,078	8,687	9,065
Other	1,768	1,614	1,379	1,658
Total	$6,945	$6,791	$13,010	$13,686

Other intangible assets consisted of the following:

	September 30, 2024		December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,089	$—	$11,443	$—
Definite-lived intangible assets	2,621	700	2,841	598
Total other intangible assets	$13,710	$700	$14,284	$598
At September 30, 2024, substantially all of our indefinite-lived intangible assets consisted of (i) MST trademarks of $8.5 billion, which consists of Copenhagen, Skoal and other MST trademarks of $4.0 billion, $3.6 billion and $0.9 billion, respectively, from our 2009 acquisition of UST, and (ii) cigar trademarks of $2.6 billion from our 2007 acquisition of Middleton. Definite-lived intangible assets, consisting primarily of intellectual property (which includes developed technology), certain cigarette trademarks, e-vapor trademarks and customer relationships, are amortized over a weighted-average period of approximately 19 years. Pre-tax amortization expense for definite-lived intangible assets was $102 million and $87 million for the nine months ended September 30, 2024 and 2023, respectively, and $38 million and $42 million for the three months ended September 30, 2024 and 2023, respectively. We estimate our annualized amortization expense, which includes the impact of the NJOY Transaction and related measurement period adjustments, for each of the next five years to be approximately $150 million, assuming no additional transactions occur that require the amortization of intangible assets.
On April 30, 2024, we assigned the exclusive U.S. commercialization rights to the IQOS Tobacco Heating System (“IQOS System”) to Philip Morris International Inc. (“PMI”) pursuant to the terms of a purchase agreement entered into with PMI in October 2022 (“IQOS Transaction”). In exchange for the assignment of the U.S. commercialization rights to the IQOS System, we received total cash payments of approximately $2.8 billion ($1.0 billion in 2022 and $1.8 billion, including interest, in the third quarter of 2023), $2.7 billion of which was classified as a deferred gain on our condensed consolidated balance sheet at December 31, 2023. Upon the assignment of the U.S. commercialization rights to the IQOS System, we recorded a pre-tax gain of $2.7 billion for the nine months ended September 30, 2024 in our condensed consolidated statements of earnings.
The changes in goodwill and net carrying amount of intangible assets were as follows:

	For the Nine Months Ended		For the Year Ended
	September 30, 2024		December 31, 2023
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Balance at January 1	$6,791	$13,686	$5,177	$12,384
Changes due to:
Acquisitions (1)	154	(220)	1,614	1,430
Asset impairment	—	(354)	—	—
Amortization	—	(102)	—	(128)
Balance at end of period	$6,945	$13,010	$6,791	$13,686
(1) Substantially all of the 2023 amounts are attributable to the NJOY Transaction. The 2024 amounts represent the measurement period adjustments made during the three months ended March 31, 2024 related to the NJOY Transaction. For additional information regarding the NJOY Transaction, see Note 2. Acquisition of NJOY.
We conduct a required annual review of goodwill and indefinite-lived intangibles for potential impairment, and more frequently if an event occurs or circumstances change that would require us to perform an interim quantitative impairment assessment. There have been no events or changes in circumstances that indicate an interim quantitative impairment assessment was required as of September 30, 2024. We will perform our annual impairment testing during the fourth quarter of 2024.
At December 31, 2023, the estimated fair value of the Skoal trademark exceeded its carrying value of $3.9 billion by approximately 6% ($0.2 billion). Sales volumes of MST products, including Skoal, have been negatively impacted due in part to evolving adult tobacco consumer preferences, which has resulted in consumers increasingly moving across tobacco categories. In connection with the preparation of our financial statements for the period ended June 30, 2024, we evaluated the accelerated growth of innovative tobacco products, including oral nicotine pouches, and the related increase in competitive activity among tobacco categories, which have contributed to reductions in sales volumes for MST products, including Skoal. We concluded that the expected impact from the sales volume declines on the Skoal trademark represented a triggering event, and as a result of this conclusion, we performed an interim impairment assessment as of June 30, 2024. As a result of (i) lower projected revenue and income due to lower volume assumptions, (ii) a decrease in the perpetual growth rate to 0% (1% at October 1, 2023 valuation) and (iii) an increase in the discount rate to 11.5% (11.0% at October 1, 2023 valuation), we determined the estimated fair value of the Skoal trademark as of June 30, 2024, was below its carrying value and recorded a non-cash, pre-tax impairment of $354 million during the second quarter of 2024 in our condensed consolidated statements of earnings. Our estimate of the fair value and carrying value of the Skoal trademark at June 30, 2024 was $3.6 billion, after recording the impairment.
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
Our annual impairment test of goodwill and indefinite-lived intangible assets as of October 1, 2023 resulted in no impairment charges. At September 30, 2024 and December 31, 2023, there were no accumulated impairment losses related to goodwill.
Note 6. Investments in Equity Securities
The carrying amount of our investments consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
ABI	$7,846	$9,676
Cronos	307	335
Total	$8,153	$10,011
(Income) losses from our current and former investments in equity securities consisted of the following:

	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
(in millions)	2024		2023		2024	2023
ABI (1)	$(555)	(2)	$(401)		$(121)	$(61)
Cronos (1)	25		46		5	3
(Income) losses from investments under equity method of accounting	(530)		(355)		(116)	(58)
JUUL	—		250	(3)	—	—
(Income) losses from investments in equity securities	$(530)		$(105)		$(116)	$(58)
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
On March 14, 2024, we converted 60 million shares of our Restricted Shares to ordinary shares of ABI. In March 2024, we completed the ABI Transaction, which consisted of the following:
▪We sold 35 million ordinary shares of ABI in a global secondary offering for gross proceeds of approximately $2.2 billion.
▪We sold $200 million of our ABI ordinary shares (approximately 3.3 million ordinary shares) to ABI in a private transaction.
At September 30, 2024, we had an approximate 8.1% ownership interest in ABI, consisting of approximately 125 million Restricted Shares and approximately 34 million ordinary shares of ABI. As a result of the ABI Transaction, in the first quarter of 2024, we received pre-tax cash proceeds totaling approximately $2.4 billion and incurred transaction costs of approximately

$62 million. In conjunction with the ABI Transaction, we entered into the ASR Agreements. For further discussion of the ASR Agreements, see Note 1. Background and Basis of Presentation.
As a result of the ABI Transaction, we recorded the following pre-tax amounts in our condensed consolidated statement of earnings:

(in millions)	For the Nine Months Ended September 30, 2024
Gain on partial sale of our investment	$165
Transaction costs	(62)
Total pre-tax gain on ABI Transaction	$103
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
In addition, in conjunction with the ABI Transaction, we recorded an income tax benefit from the partial release of a valuation allowance of approximately $94 million in provision for income taxes in our condensed consolidated statement of earnings for the nine months ended September 30, 2024. For further discussion, see Note 13. Income Taxes.
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
The fair value of our investment in ABI is based on (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and is classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets for the Restricted Shares and was classified in Level 2 of the fair value hierarchy. We can convert our Restricted Shares to ordinary shares at our discretion. The fair value of each Restricted Share is based on the value of an ordinary share.
The fair value of our investment in ABI at September 30, 2024 and December 31, 2023 was $10.5 billion and $12.7 billion, respectively, which exceeded its carrying value of $7.8 billion and $9.7 billion, respectively, by approximately 34% and 32%, respectively.
Investment in Cronos
At September 30, 2024, we had an approximate 41.0% ownership interest in Cronos, consisting of approximately 157 million shares, which we account for under the equity method of accounting. We report our share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for us to record them in the concurrent period.
The fair value of our investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and is classified in Level 1 of the fair value hierarchy. At September 30, 2024, the fair value of our investment in Cronos exceeded its carrying value by approximately $39 million or approximately 13%. At December 31, 2023, the fair value of our investment in Cronos was less than its carrying value by $8 million or approximately 2%.
Former Investment in JUUL Labs, Inc. (“JUUL”)
In March 2023, we entered into a stock transfer agreement with JUUL under which we transferred to JUUL all of our beneficially owned JUUL equity securities and, in exchange, received a non-exclusive, irrevocable global license to certain of JUUL’s heated tobacco intellectual property. In addition, all other agreements between us and JUUL were terminated or we were removed as parties thereto, other than certain litigation-related agreements and a license agreement relating to our non-trademark licensable intellectual property rights in the e-vapor field, which remain in force solely with respect to our e-vapor intellectual property as of or prior to March 3, 2023. As a result of the stock transfer agreement, for the nine months ended September 30, 2023, we recorded a non-cash, pre-tax loss of $250 million on the disposition of our JUUL equity securities in (income) losses from investments in equity securities in our condensed consolidated statement of earnings.

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
At September 30, 2024 and December 31, 2023, we had no outstanding foreign currency contracts. When we have foreign currency contracts in effect, counterparties are domestic and international financial institutions. Under these contracts, we are exposed to potential losses in the event of non-performance by these counterparties. We manage our credit risk by entering into transactions with counterparties that have investment grade credit ratings, limiting the amount of exposure we have with each counterparty and monitoring the financial condition of each counterparty. The counterparty agreements contain provisions that require us to maintain an investment grade credit rating. In the event our credit rating falls below investment grade, counterparties to our foreign currency contracts can require us to post collateral.
The aggregate carrying value and fair value of our total long-term debt were as follows:

(in millions)	September 30, 2024	December 31, 2023
Carrying value	$25,155	$26,233
Fair value	24,031	24,373
Foreign currency denominated debt included in long-term debt:
Carrying value	3,334	3,303
Fair value	3,274	3,125
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
We recognized pre-tax (gains) losses of our net investment hedges of $29 million and $(32) million for the nine months ended September 30, 2024 and 2023, respectively, and $127 million and $(101) million for the three months ended September 30, 2024 and 2023, respectively, in accumulated other comprehensive losses.
In addition, as a result of the ABI Transaction, for the nine months ended September 30, 2024, we reclassified $42 million of pre-tax gains from our designated net investments hedges included in accumulated other comprehensive losses to (income) losses from investments in equity securities in our condensed consolidated statement of earnings. For further discussion of the ABI Transaction and reclassification of accumulated other comprehensive losses, see Note 6. Investments in Equity Securities and Note 10. Other Comprehensive Earnings/Losses.

Note 8. Benefit Plans
Components of Net Periodic Benefit Cost (Income)
Net periodic benefit cost (income) consisted of the following:

	Pension		Postretirement		Pension		Postretirement
	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$31	$29	$11	$11	$10	$9	$3	$3
Interest cost	242	250	46	49	81	84	14	15
Expected return on plan assets	(349)	(364)	(4)	(5)	(116)	(121)	(1)	(1)
Amortization:
Net loss (gain)	21	3	(4)	(2)	8	1	(2)	(2)
Prior service cost (credit)	4	4	(30)	(30)	1	1	(10)	(10)
Net periodic benefit cost (income)	$(51)	$(78)	$19	$23	$(16)	$(26)	$4	$5
Employer Contributions
We make contributions to our pension plans to the extent that the contributions are tax deductible and pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. We made employer contributions of $13 million to our pension plans and did not make any contributions to our postretirement plans during the nine months ended September 30, 2024. Currently, we anticipate making additional employer contributions of up to approximately $5 million to our pension plans and no contributions to our postretirement plans in 2024. However, the foregoing estimates of 2024 contributions to our pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates and asset performance significantly above or below the assumed long-term rate of return for each respective plan.
Note 9. Earnings per Share
We calculated basic and diluted earnings per share (“EPS”) using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net earnings	$8,225	$6,070	$2,293	$2,166
Less: Distributed and undistributed earnings attributable to share-based awards	(20)	(12)	(6)	(5)
Earnings for basic and diluted EPS	$8,205	$6,058	$2,287	$2,161

Weighted-average shares for basic and diluted EPS	1,726	1,780	1,703	1,773
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in our EPS calculation pursuant to the two-class method.

Note 10. Other Comprehensive Earnings/Losses
Changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria were as follows:

	For the Nine Months Ended September 30, 2024
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2023	$(1,493)	$(1,195)		$15	$(2,673)

Other comprehensive earnings (losses) before reclassifications	—	(180)		(4)	(184)
Deferred income taxes	—	38		—	38
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(142)		(4)	(146)

Amounts reclassified to net earnings	(5)	258		—	253
Deferred income taxes	1	(52)		—	(51)
Amounts reclassified to net earnings, net of deferred income taxes	(4)	206		—	202

Other comprehensive earnings (losses), net of deferred income taxes	(4)	64	(1)	(4)	56

Balances, September 30, 2024	$(1,497)	$(1,131)		$11	$(2,617)

	For the Three Months Ended September 30, 2024
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, June 30, 2024	$(1,495)	$(801)		$13	$(2,283)

Other comprehensive earnings (losses) before reclassifications	—	(423)		(2)	(425)
Deferred income taxes	—	92		—	92
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(331)		(2)	(333)

Amounts reclassified to net earnings	(2)	1		—	(1)
Deferred income taxes	—	—		—	—
Amounts reclassified to net earnings, net of deferred income taxes	(2)	1		—	(1)

Other comprehensive earnings (losses), net of deferred income taxes	(2)	(330)	(1)	(2)	(334)

Balances, September 30, 2024	$(1,497)	$(1,131)		$11	$(2,617)

	For the Nine Months Ended September 30, 2023
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2022	$(1,436)	$(1,369)		$34	$(2,771)

Other comprehensive earnings (losses) before reclassifications	—	388		14	402
Deferred income taxes	—	(82)		—	(82)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	306		14	320

Amounts reclassified to net earnings	(21)	(5)		—	(26)
Deferred income taxes	5	1		—	6
Amounts reclassified to net earnings, net of deferred income taxes	(16)	(4)		—	(20)

Other comprehensive earnings (losses), net of deferred income taxes	(16)	302	(1)	14	300

Balances, September 30, 2023	$(1,452)	$(1,067)		$48	$(2,471)

	For the Three Months Ended September 30, 2023
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, June 30, 2023	$(1,447)	$(1,303)		$41	$(2,709)

Other comprehensive earnings (losses) before reclassifications	—	316		7	323
Deferred income taxes	—	(69)		—	(69)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	247		7	254

Amounts reclassified to net earnings	(7)	(14)		—	(21)
Deferred income taxes	2	3		—	5
Amounts reclassified to net earnings, net of deferred income taxes	(5)	(11)		—	(16)

Other comprehensive earnings (losses), net of deferred income taxes	(5)	236	(1)	7	238

Balances, September 30, 2023	$(1,452)	$(1,067)		$48	$(2,471)
(1) Primarily reflects our share of ABI’s currency translation adjustments and the impact of our designated net investment hedges related to our investment in ABI. For further discussion of designated net investment hedges, see Note 7. Financial Instruments.

Pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2024	2023	2024	2023
Benefit Plans: (1)
Net loss	$21	$5	$7	$2
Prior service cost (credit)	(26)	(26)	(9)	(9)
	(5)	(21)	(2)	(7)
ABI (2)	258	(5)	1	(14)
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$253	$(26)	$(1)	$(21)
(1) Amounts are included in net periodic benefit income, excluding service cost. For further details, see Note 8. Benefit Plans.
(2) Amounts are included in (income) losses from investments in equity securities. For the nine months ended September 30, 2024, as a result of the ABI Transaction, we reclassified $243 million from our accumulated other comprehensive losses of which $285 million is directly attributable to ABI, partially offset by $42 million from our designated net investment hedges related to our investment in ABI. For further information, see Note 6. Investments in Equity Securities and Note 7. Financial Instruments.
Note 11. Segment Reporting
At September 30, 2024, our reportable segments were (i) smokeable products, consisting of combustible cigarettes and machine-made large cigars; and (ii) oral tobacco products, consisting of MST, snus and oral nicotine pouches.
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

Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net revenues:
Smokeable products	$15,941	$16,482	$5,540	$5,572
Oral tobacco products	2,084	1,993	722	685
All other	19	33	(3)	24
Net revenues	$18,044	$18,508	$6,259	$6,281
Earnings before income taxes:
OCI:
Smokeable products	$8,183	$8,092	$2,937	$2,743
Oral tobacco products	996	1,314	464	455
All other	(291)	(17)	(119)	(4)
Amortization of intangibles	(102)	(87)	(38)	(42)
General corporate expenses	(427)	(551)	(92)	(63)
Operating income	8,359	8,751	3,152	3,089
Interest and other debt expense, net	782	758	267	272
Net periodic benefit income, excluding service cost	(74)	(95)	(25)	(33)
(Income) losses from investments in equity securities	(530)	(105)	(116)	(58)
Gain on the sale of IQOS System commercialization rights	(2,700)	—	—	—
Earnings before income taxes	$10,881	$8,193	$3,026	$2,908
The comparability of OCI for our reportable segments was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: We recorded net pre-tax income for NPM adjustment items as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2024	2023	2024	2023
Smokeable products segment	$(29)	$(15)	$(23)	$(15)
Interest and other debt expense, net	2	—	2	—
Total	$(27)	$(15)	$(21)	$(15)
We recorded the amounts shown in the table above in our smokeable products segment as reductions to cost of sales in our condensed consolidated statements of earnings, which resulted in increased OCI in our smokeable products segment. NPM adjustment items result from the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the Master Settlement Agreement (“NPM Adjustment Items”). For further discussion, see Health Care Cost Recovery Litigation in Note 14. Contingencies.
▪Asset Impairment: We recorded a non-cash, pre-tax impairment of the Skoal trademark of $354 million for the nine months ended September 30, 2024 in our oral tobacco products segment. For further discussion, see Note 5. Goodwill and Other Intangible Assets, net.

▪Tobacco and Health and Certain Other Litigation Items: We recorded pre-tax charges related to tobacco and health and certain other litigation items as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2024	2023	2024	2023
Smokeable products segment	$59	$65	$21	$13
General corporate expenses	30	348	—	10
Interest and other debt expense, net	1	11	1	—
Total	$90	$424	$22	$23
We recorded the amounts shown in the table above in our smokeable products segment and general corporate expenses in marketing, administration and research costs in our condensed consolidated statements of earnings. For further discussion, see Note 14. Contingencies.
▪Other Business Activities: Our R&D investments have evolved and shifted from our traditional tobacco businesses to new product platforms and technologies. Beginning January 1, 2024, our R&D expense is aligned with how our CODM now evaluates performance results and allocates resources for segment reporting. For the nine and three months ended September 30, 2024, using this approach, we recorded the majority of our pre-tax R&D expense of $165 million and $61 million, respectively, in our all other category, which now includes other business activities related to R&D expense for certain new product platforms and technologies. For the nine and three months ended September 30, 2023, the majority of our pre-tax R&D expense of $149 million and $51 million, respectively, was recorded in our smokeable products segment.
Note 12. Debt
Short-term Borrowings and Borrowing Arrangements
At September 30, 2024 and December 31, 2023, we had no short-term borrowings.
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
We have a $3.0 billion senior unsecured 5-year revolving credit agreement (“Credit Agreement”) that expires on October 24, 2028 and includes an option, subject to certain conditions, for us to extend the term for two additional one-year periods. We intend to use any borrowings under our Credit Agreement for general corporate purposes.
At September 30, 2024, we had availability under our Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion.
Pricing for interest and fees under our Credit Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt. We expect interest rates on borrowings under our Credit Agreement to be based on the Term Secured Overnight Financing Rate, plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s Investors Service, Inc. and Standard & Poor’s Financial Services LLC. The applicable percentage for borrowings under our Credit Agreement at September 30, 2024 was 1.0% based on our long-term senior unsecured debt ratings on that date. Our Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral.
Our Credit Agreement includes various covenants, one of which requires us to maintain a ratio of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At September 30, 2024, we were in compliance with our covenants in our Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in our Credit Agreement, include certain adjustments.
PM USA guarantees any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program.
Long-term Debt
The aggregate carrying value of our total long-term debt at September 30, 2024 and December 31, 2023 was $25.2 billion and $26.2 billion, respectively.
During the first quarter of 2024, we repaid in full at maturity our 4.000% and 3.800% senior unsecured notes in the aggregate principal amounts of $776 million and $345 million, respectively.

At September 30, 2024 and December 31, 2023, accrued interest on long-term debt of $209 million and $410 million, respectively, was included in other accrued liabilities on our condensed consolidated balance sheets.
For a discussion of the fair value of our long-term debt and the designation of our Euro denominated senior unsecured notes as a net investment hedge of our investment in ABI, see Note 7. Financial Instruments.
Note 13. Income Taxes
Earnings before income taxes, provision for income taxes and income tax rates consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2024	2023	2024	2023
Earnings before income taxes	$10,881	$8,193	$3,026	$2,908
Provision for income taxes	2,656	2,123	733	742
Income tax rate	24.4%	25.9%	24.2%	25.5%
Our income tax rate for the nine months ended September 30, 2024 differs from the U.S. federal statutory rate of 21%, due primarily to state tax expense, partially offset by an income tax benefit from the partial release of a valuation allowance recorded against a deferred tax asset associated with our JUUL-related losses. The valuation allowance release was due to our capital gain on the ABI Transaction. Our income tax rate for the three months ended September 30, 2024 differs from the U.S. federal statutory rate of 21%, due primarily to state tax expense.
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
The following chart provides a reconciliation of the beginning and ending valuation allowances for the nine months ended September 30, 2024:

(in millions)
Balance at beginning of year	$2,256
Additions to valuation allowance charged to income tax expense	7
Releases of valuation allowance credited to income tax benefit	(94)
Foreign currency translation	1
Reductions to valuation allowance due to NJOY Transaction (no impact to earnings)	(4)
Balance at end of period	$2,166
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
The changes in the valuation allowances for the nine months ended September 30, 2024 were due primarily to the ABI Transaction. The cumulative valuation allowance at September 30, 2024 was primarily attributable to deferred tax assets recorded in connection with the unrealized capital losses related to our former investment in JUUL and our investment in Cronos. As we continue to evaluate all sources of potential income that may become available to utilize these losses, our valuation allowance position may change. For further discussion of the ABI Transaction, see Note 6. Investments in Equity Securities.
Agreement with the IRS
In October 2024, we entered into an agreement with the IRS regarding the tax treatment of the $6.4 billion ordinary loss we recognized in 2023 for cash tax purposes with respect to a portion of our tax basis associated with our former investment in JUUL. We fully reserved for the tax benefit associated with this ordinary loss by recording an unrecognized tax benefit in

2023. As a result of the agreement, we expect to record a tax benefit of approximately $0.9 billion in our consolidated statement of earnings in the fourth quarter of 2024 for the reversal of the unrecognized tax benefit, which results in the partial release of a valuation allowance against our JUUL-related losses.
Consistent with the terms of the agreement, we claimed a $4.0 billion ordinary loss and a $2.4 billion capital loss on our 2023 tax return. After giving effect to the agreement and $1.7 billion of capital losses previously utilized against capital gains related to the IQOS Transaction, we have $5.6 billion (which includes $0.9 billion of capital loss carryforwards available to offset capital gains through 2028) of the $12.8 billion tax loss related to our former investment in JUUL remaining to offset future potential capital gains. For financial statement purposes, none of the tax benefit for the $5.6 billion has been recognized.
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

Judgments Paid and Provisions for Tobacco and Health (Including Engle Progeny Litigation) and Certain Other Litigation Items: The changes in our accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2024	2023	2024	2023
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$346	$71	$151	$381
Pre-tax charges for:
Tobacco and health and certain other litigation (1)	59	75	21	23
Shareholder derivative lawsuits (2)	—	98	—	—
JUUL-related settlements (3)	30	240	—	—
Related interest costs	1	11	1	—
Payments	(300)	(122)	(37)	(31)
Accrued liability for tobacco and health and certain other litigation items at end of period	$136	$373	$136	$373
(1) Includes judgments, settlements and fee disputes associated with tobacco and health and certain other litigation.
(2) See Federal and State Shareholder Derivative Lawsuits below for a discussion of the settlement of the federal and state shareholder derivative lawsuits.
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
After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $1.1 billion and interest totaling approximately $242 million as of September 30, 2024. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $449 million and related interest totaling approximately $61 million.
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of September 30, 2024, PM USA has posted appeal bonds totaling approximately $31 million, which have been collateralized with restricted cash and are included in assets on our condensed consolidated balance sheets.
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

The table below lists the number of certain tobacco-related cases pending in the United States against us as of:

	October 28, 2024	October 23, 2023	October 24, 2022
Individual Smoking and Health Cases (1)	178	167	161
Health Care Cost Recovery Actions (2)	1	1	1
E-vapor Cases	75 (3)	5,177	4,351
Other Tobacco-Related Cases (4)	3	3	3
(1) Includes as of October 28, 2024, 19 cases filed in Illinois, 17 cases filed in New Mexico, 74 cases filed in Massachusetts, 11 cases filed in Oregon, two cases filed in Hawaii and 26 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle class (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Progeny Cases). Also does not include approximately 146 Broin cases. For further discussion of the Broin cases, see Other Smoking and Health Class Actions below.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits, and, in March 2024, the court granted final approval of the settlement. Pending final dismissal of these cases, as of October 28, 2024, the remaining cases include 20 individual cases that opted out of the settlement, 16 class action lawsuits (three class action lawsuits pending in Canada and 13 class actions participating in the settlement but pending dismissal) and one individual state court case relating to the Multidistrict Litigation. Also includes 38 cases brought by Native American tribes that are subject to a separate settlement and are pending dismissal. For further discussion of the Multidistrict Litigation settlement and the settlement of the cases brought by Native American tribes, see E-vapor Product Litigation below.
(4) Includes as of October 28, 2024, one inactive smoking and health case alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.
International Tobacco-Related Cases: As of October 28, 2024, (i) Altria is named as a defendant in three e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement (defined below) between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of October 28, 2024, one Engle progeny case, one individual smoking and health case and no e-vapor cases are set for trial through December 31, 2024. Trial dates are subject to change.
Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 84 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 53 of the 84 cases. Of the 31 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 27 have reached final resolution.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of October 28, 2024.
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
Non-Engle Progeny Litigation: Summarized below are the non-Engle progeny smoking and health cases pending in which verdicts were returned in favor of plaintiff and against PM USA and remain outstanding or cases concluded within the last 12 months where PM USA paid a final judgment. Charts listing certain verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.
Taylor: In April 2024, a jury in an Oregon state court returned a verdict in favor of plaintiff and against PM USA, awarding less than $1 million in compensatory damages. The jury found that plaintiff was not entitled to punitive damages. Plaintiff has appealed the judgment, and the appeal remains pending. PM USA filed post-trial motions, which were denied, and PM USA has noticed an appeal from the final judgment and the trial court’s denial of the post-trial motions. The parties filed a motion to stay execution pending appeal, and the court has stayed execution of the final judgment pending conclusion of appellate activity.
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of October 28, 2024, approximately 223 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 256 state court plaintiffs. Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. Each federal Engle progeny case has been resolved.
Engle Progeny Trial Results: As of October 28, 2024, 146 federal and state Engle progeny cases involving PM USA have resulted in verdicts. Eighty-eight were returned in favor of plaintiffs, five of which have been reversed post-trial or on appeal and remain pending. Fifty-eight verdicts were returned in favor of PM USA, two of which have been reversed post-trial or on appeal and remain pending. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of October 28, 2024.
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

The charts below list the verdicts in and post-trial status of certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of October 28, 2024 where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated, and the second chart lists cases that have concluded in the past 12 months. In this Note 14. Contingencies, references to “R.J. Reynolds” are to R.J. Reynolds Tobacco Company. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.
Currently Pending Engle Cases with Verdicts Against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages(1)	Punitive Damages (PM USA)	Post-Trial Status
Garcia	June 2024	PM USA	Miami-Dade	$2 million	$10 million	Appeals to the Third District Court of Appeal pending.
Chacon	October 2023	PM USA	Miami-Dade	<$1 million	<$1 million	Appeals to the Third District Court of Appeal pending.
Lipp	September 2021	PM USA	Miami-Dade	$15 million	$28 million	Third District Court of Appeal reversed and remanded for a new trial. Plaintiff's motion for rehearing pending.
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	<$1 million	Appeal to the Fourth District Court of Appeal pending.
Kaplan (McLaughlin)	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$0	Appeal to the Fourth District Court of Appeal pending.
Cooper (Blackwood)	September 2015	PM USA and R.J. Reynolds	Broward	$5 million (<$1 million PM USA)	$0	Retrial of punitive damages claim pending.
(1) PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.

Engle Cases Concluded Within Past 12 Months
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Payment Amount for Damages (if any)
Chadwell	September 2018	PM USA	Miami-Dade	$2 million
Schertzer	April 2022	PM USA and R.J. Reynolds	Miami-Dade	$4 million
Hoffman	January 2023	PM USA	Miami-Dade	$3 million
Levine	September 2022	PM USA and R.J. Reynolds	Miami-Dade	$1 million
Duignan	February 2020	PM USA and R.J. Reynolds	Pinellas	$4 million
Ferraiuolo	November 2023	PM USA and R.J. Reynolds	Duval	<$1 million
Garcia	May 2021	PM USA	Miami-Dade	$3 million
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
As of October 28, 2024, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to us) seeking protection under Canada’s

Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the United States). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
As of October 28, 2024, PM USA is named as a defendant in approximately 146 cases brought by flight attendants against United States cigarette manufacturers seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida that was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages but prohibited them from seeking punitive damages. Class members were prohibited from filing individual lawsuits after 2000 under the court-approved settlement. In July 2024, we reached agreement on terms to resolve approximately 627 individual Broin lawsuits. Accordingly, in the second quarter of 2024, we recorded a pre-tax provision of $4 million related to the settlement of these cases, which we paid in the third quarter of 2024.
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
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $10.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to make quarterly payments settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million, on a pro rata basis based on market share. These quarterly payments will end in the fourth quarter of 2024. For the three months ended September 30, 2024 and 2023, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $900 million for each period. For the nine months ended September 30, 2024 and 2023, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $2.7 billion and $2.8 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
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
▪Massachusetts Settlement. In 2024, PM USA entered into a separate NPM Adjustment settlement in which PM USA settled the NPM Adjustment disputes with Massachusetts through 2011. As a result of this settlement, PM USA will receive $28 million. Accordingly, PM USA recorded $28 million as a reduction in costs of sales in the third quarter of 2024.
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
▪2005-2007 NPM Adjustments. The PMs and the six states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005 through 2007, for five of the six states, and one year, 2005, for one state. As of October 28, 2024, the arbitration panel had issued decisions for Maryland, Washington and Wisconsin, finding Maryland and Wisconsin diligent for all three years and Washington not diligent for all three years. PM USA recorded $14 million as a reduction of costs of sales and $21 million as interest income in the fourth quarter of 2023 for its estimate of the minimum amount of the 2005 through 2007 NPM Adjustment it will receive.
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
In December 2019, the State of Mississippi filed a motion in Mississippi state court seeking to enforce the Mississippi State Settlement Agreement against PM USA, R.J. Reynolds and ITG concerning the tax rates used in the annual calculation of the net operating profit adjustment payments starting in 2018. The Mississippi state court held a hearing in October 2021 and issued a decision in June 2022 granting the State’s motion. PM USA appealed the court’s decision in June 2024. In September 2024, PM USA and Mississippi settled their dispute over the profit adjustment payments. Pursuant to the settlement, PM USA paid $7 million to Mississippi for 2018 through 2023. Accordingly, PM USA recorded $5 million of expense to cost of sales and $2 million of interest expense in the third quarter of 2024.
In May 2023, PM USA and R.J. Reynolds filed a motion in the United States District Court for the Eastern District of Texas seeking to enforce the Texas State Settlement Agreement against the State of Texas concerning the same tax rate issue raised by the State of Mississippi. The State of Texas filed a cross-motion to enforce, and the court found in favor of the State of Texas. As of October 28, 2024, the court had not made a determination on damages. PM USA intends to appeal.
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
In May 2024, we entered into an agreement with the U.S. government resolving its concerns regarding our assignment of the exclusive U.S. commercialization rights to the IQOS System to PMI and whether the court-ordered injunction that applies to cigarettes discussed above also applies to HeatSticks, a heated tobacco product used with the IQOS System. Under the agreement, PM USA agreed to obtain district court approval for any future similar transaction and to post additional point-of-sale signage containing the corrective statements referenced above. The cost of implementing the additional point-of-sale signage did not require an increase to the previously recorded provisions for point-of-sale signage discussed above. Pursuant to the settlement, PM USA voluntarily dismissed its appeal of the district court’s ruling that HeatSticks are subject to the court’s injunction.
E-vapor Product Litigation
We have been named as defendants in federal class action lawsuits, individual lawsuits and “third party” lawsuits relating to JUUL e-vapor products, which include school districts, state and local governments and tribal and healthcare organization lawsuits. We refer to this litigation in the United States collectively as the “Multidistrict Litigation.” The theories of recovery in the Multidistrict Litigation include violation of RICO, fraud, failure to warn, design defect, negligence, public nuisance and unfair trade practices. Plaintiffs seek various remedies, including compensatory and punitive damages, restitution or remediation (for plaintiffs that are government entities) and an injunction prohibiting product sales. We also have been named as defendants in a group of cases pending in a consolidated California state court proceeding.
In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits as well as the majority of the group of cases pending in a consolidated California state court proceeding for $235 million, for which amount we recorded a pre-tax provision in the second quarter of 2023. In March 2024, the court granted final approval of the class action settlement, and we paid the settlement amount in the second quarter of 2024. The settlement applies to all of the Multidistrict Litigation except 38 “third party” cases brought by Native American tribes, which we separately agreed to settle in July 2024 and are pending dismissal. We recorded a pre-tax provision for $20 million in the second quarter of 2024 related to the settlement of these cases and paid the settlement amount in October 2024. Neither settlement applies to three class action lawsuits pending in Canada, the cases brought by state attorneys general, discussed below, or 17 putative class action antitrust lawsuits. For a description of the antitrust cases not subject to the settlement, see Antitrust Litigation below.

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
Also in June 2023, the same plaintiffs filed a related action against the same defendants with the U.S. International Trade Commission (“ITC”). There, the plaintiffs also allege patent infringement, but the remedies sought include an exclusion order that would prohibit the importation of NJOY ACE into the United States. No damages are recoverable in the proceedings before the ITC. A hearing before the Administrative Law Judge (“ALJ”) was held in May 2024, and, in August 2024, the ALJ issued an initial determination supporting the plaintiffs’ allegations with respect to four patents and recommending an exclusion order. In September 2024, NJOY petitioned the ITC to review the ALJ’s initial determination. In October 2024, the ITC granted review of the ALJ’s initial determination with respect to aspects of two of the four patents. The ITC must issue its final determination, including with respect to the form of remedy, if any, to be ordered, by December 23, 2024, subject to its right to grant itself an extension. If the ITC issues an exclusion order, the ITC must send that order to the Office of the United States Trade Representative for review. The Trade Representative would then have 60 days to review the ITC’s determination. If the Trade Representative does not affirmatively reject the ITC’s determination, the determination automatically becomes final and takes effect after the 60 days have elapsed or earlier if the Trade Representative notifies the ITC of approval before the 60 days elapse. A final exclusion order can be appealed to the United States Court of Appeals for the Federal Circuit, but a final exclusion order prohibiting the importation of NJOY ACE would be unlikely to be stayed during the pendency of such an appeal.
In November and December 2023 and February 2024, Altria and our affiliates filed petitions with the U.S. Patent Office Patent Trial and Appeal Board (“PTAB”) challenging the validity of the patents underlying JUUL and VMR’s patent infringement claims. In May, June and August 2024, the PTAB denied Altria’s request to institute review as to four patents (including three of the patents that form the basis of the ALJ’s initial determination) and, in June 2024, granted Altria’s request to institute review as to one of the patents that forms the basis of the ALJ’s initial determination, which, as noted above, is being reviewed by the ITC. The PTAB will conduct proceedings and issue its validity decision as to the one JUUL patent by June 2025, after which appeals may be filed with the United States Court of Appeals for the Federal Circuit.
In August 2023, NJOY filed a complaint against JUUL in the United States District Court for the District of Delaware asserting claims of patent infringement based on the sale of certain JUUL e-vapor products, including the currently marketed JUUL device and JUULpods, in the United States. The lawsuit is currently stayed.
Also in August 2023, NJOY filed a related action against JUUL with the ITC alleging patent infringement and seeking a ban on the importation and sale of the same JUUL products in the United States. A hearing before the ALJ was held in June 2024, and the ALJ’s initial determination and recommendation is scheduled to be issued by December 6, 2024, subject to further extension by the ALJ. Once the ALJ issues its initial determination and recommendation, the ITC’s review of the ALJ’s initial determination and recommendation will proceed in the same manner as discussed above with respect to VMR and JUUL’s action against NJOY. The ITC must issue its final determination, including with respect to the form of remedy, if any, to be ordered, by April 7, 2025, subject to its right to grant itself an extension.
In November 2023, JUUL filed petitions with the PTAB challenging the validity of the patents underlying NJOY’s patent infringement claims. In May 2024, the PTAB agreed to review JUUL’s challenge to both of the NJOY patents asserted against JUUL. The PTAB will conduct proceedings and issue its validity decisions by May 2025, after which appeals may be filed with the United States Court of Appeals for the Federal Circuit.
We, JUUL and VMR have engaged with a mediator to attempt to negotiate a resolution of the proceedings pending before the ITC, United States District Courts and the PTAB. Based on the status of the negotiations and the proceedings before the ITC, United States District Courts and the PTAB, we have determined that a loss is not probable or reasonably estimable as of the date of this filing.

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
PM USA, ALCS and Philip Morris Products S.A. filed counterclaims against plaintiffs in the Eastern District of Virginia lawsuit alleging patent infringement by R.J. Reynolds’ e-vapor products. In June 2022, PM USA and ALCS reached an agreement with R.J. Reynolds resulting in dismissal of their counterclaims. In addition, ALCS filed a separate lawsuit against R.J. Reynolds in the U.S. District Court for the Middle District of North Carolina also alleging patent infringement by R.J. Reynolds’ e-vapor products. In September 2022, a jury awarded ALCS $95 million in damages for past infringement, plus supplemental damages and interest. In January 2023, the court ordered R.J. Reynolds to pay ALCS a 5.25% royalty on future sales of its infringing product resulting in positive net income through the expiration of the relevant patents in 2035. R.J. Reynolds has filed a notice of appeal of the judgment, and the appeal remains pending. In July 2024, R.J. Reynolds moved the district court to vacate the judgment, including the damages awards and ongoing royalties, on the grounds that R.J. Reynolds obtained a sub-license to the asserted patents from JUUL in December 2023. We have opposed the motion. As gains related to this lawsuit have not yet been determined to be realized or realizable in accordance with GAAP, they have not been recognized in our financial statements.
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
As of October 28, 2024, 17 putative class action lawsuits have been filed against Altria and JUUL in the U.S. District Court for the Northern District of California. In November 2020, these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Antitrust Act of 1890 and Section 7 of the Clayton Antitrust Act and various state antitrust, consumer protection and unjust enrichment laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid and rescission of the transaction. In February 2024, the court ordered that certain of the direct-purchaser plaintiffs’ claims against JUUL be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement and dismissed without prejudice the direct-purchaser plaintiffs’ claims for injunctive relief. The trial with respect to the consolidated lawsuits is set to commence in May 2026.
Federal and State Shareholder Derivative Lawsuits
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
Under the terms of the settlement, which became effective in May 2023, among other things, we agreed to provide $100 million in funding over a five-year period to underage tobacco prevention and cessation programs, which may include positive youth development programs, led by independent third-party organizations. We began providing funding in the third quarter of 2024. In 2022, we recorded pre-tax provisions totaling $27 million for costs associated with the independent monitoring of our funding commitments and attorneys’ fees. In the first quarter of 2023, we recorded pre-tax provisions totaling approximately $100 million related to the settlement, and in April 2023, paid $15 million to plaintiffs’ escrow account for attorneys’ fees.

Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or our other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of October 28, 2024, two “Lights/Ultra Lights” class actions are pending in U.S. state courts. Neither case is active.
As of October 28, 2024, one smoking and health case alleging personal injury or seeking court-supervised programs or an ongoing medical monitoring program on behalf of individuals exposed to ETS and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including disgorgement. Defenses raised in these cases have included lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of October 28, 2024, there is no such case pending against UST and/or its tobacco subsidiaries.
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
Guarantees and Other Similar Matters
In the ordinary course of business, we have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2024, we (i) had $45 million of unused letters of credit obtained in the ordinary course of business and (ii) were contingently liable for guarantees related to our own performance, including $19 million for surety bonds recorded on our condensed consolidated balance sheet. In addition, from time to time, we issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on our liquidity.
Under the terms of a distribution agreement between Altria and PMI (“Distribution Agreement”), entered into as a result of our 2008 spin-off of our former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. We do not have a related liability recorded on our condensed consolidated balance sheet at September 30, 2024 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the IQOS System patent litigation discussed above under IQOS Litigation, excluding the patent infringement case filed with the U.S. District Court for the Northern District of Georgia.
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
Note 15. New Accounting Guidance Not Yet Adopted
The following table provides a description of issued accounting guidance applicable to, but not yet adopted by, us:

Standards	Description	Effective Date for Public Entity	Effect on Financial Statements
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The guidance will require disclosure of incremental segment information on an annual and interim basis.	The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.	The guidance will result in expanded footnote disclosures beginning in our annual consolidated financial statements for the year ending December 31, 2024.
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The guidance will require additional income tax disclosures, primarily related to the rate reconciliation and income taxes paid information.	The guidance is effective for fiscal years beginning after December 15, 2024.	We are in the process of evaluating the impact of this guidance on our footnote disclosures.
ASU 2024-01 Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards	The guidance seeks to reduce ambiguity in the treatment of profits interest awards and provides specific guidance on whether a profits interest award should be accounted for as a share-based payment arrangement, or in a manner similar to a cash bonus or profit-sharing arrangement.	The guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within those annual periods.	We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.
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
Vision and 2028 Goals
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
Optimize & Accelerate Initiative
On October 30, 2024, our Board of Directors (“Board of Directors” or “Board”) approved a multi-phase Optimize & Accelerate initiative (“Initiative”) designed to modernize our ways of working as we accelerate our progress toward our Vision and 2028 Goals. Through the Initiative, we plan to increase our organization’s speed, efficiency and effectiveness by centralizing work, streamlining and standardizing processes, further using generative artificial intelligence and automation, and outsourcing certain transactional tasks. We expect the design and detailed plans for all phases of the Initiative to be substantially complete in 12 to 18 months.
As part of the Initiative, we intend to establish an Accelerated Business Solutions organization within Altria Client Services LLC. This organization will be responsible for driving efficiency and process improvement across our companies in partnership with external service providers.
We expect the initial phases of the Initiative will deliver at least $600 million in cumulative cost savings over the next five years, which we plan to reinvest in our businesses in support of our Vision and 2028 Goals. The cumulative cost savings exclude our estimated total pre-tax charges for these initial phases of approximately $100 million to $125 million (excluding any non-cash impact that may result from pension settlement and curtailment accounting), which we intend to treat as special items and exclude from our adjusted diluted EPS. Substantially all of these charges will result in cash expenditures and will consist of employee separations, new technology, business advisory services and other costs. Although we are still evaluating certain aspects of the initial phases of the Initiative, for which the associated costs are not yet deemed probable and reasonably estimable, we expect to record the majority of the charges related to the initial phases of the Initiative by the end of the first half of 2025, with the initial charges being recorded beginning in the fourth quarter of 2024. As we further develop and finalize detailed plans for the additional phases of the Initiative, we plan to update estimated related costs and cumulative cost savings as such amounts become probable and reasonably estimable.

Trends and Developments
In this MD&A section, we discuss factors that have impacted our business as of the date of this Form 10-Q. In addition, we are aware of and address certain trends and developments that could, individually or in the aggregate, have a material impact on our business, including the value of our investments in equity securities, in the future. We focus in this Trends and Developments section on the discretionary income pressures on adult tobacco consumers, illicit disposable e-vapor products and recent regulatory actions and their effects or potential effects on our business.
We continue to monitor the discretionary income pressure adult tobacco consumers have experienced during the first three quarters of 2024 as a result of the cumulative impact of inflation. Wage increases have failed to keep up with rising prices, and we have observed increases in debt delinquencies. In September 2024, the annual rate of inflation softened to 2.4%. Although inflation rates remained lower in 2024 than prior years, increased prices continued to pressure adult tobacco consumer discretionary income. These pressures influenced the discount segment retail share growth within the cigarette industry year-over-year. We will continue to monitor conditions that impact adult tobacco consumer discretionary income and overall purchasing behaviors, including overall tobacco product expenditures, mix between premium and discount brand purchases and adoption of smoke-free products. We expect discretionary income pressures will continue to influence adult tobacco consumers’ purchase behaviors in the remainder of 2024. Inflation also has a direct and adverse impact on our direct and indirect costs.
Product assortment, regulation and enforcement continue to evolve in the e-vapor category. In June 2024, the FDA issued MGOs to NJOY for four of its menthol e-vapor products. For the 12 months ended September 30, 2024, we estimate the e-vapor category grew by approximately 30% versus the prior 12-month period, driven by the growth of illicit flavored disposable products. We estimate the disposable segment now represents 65% of the e-vapor category. The primary impacts of this trend have been an increase in the rate of cross-category movement among adult cigarette smokers, contributing to higher than expected domestic cigarette industry volume declines as well as declines in pod-based product volume within the e-vapor category. In response to the proliferation of illicit disposable e-vapor products, states and the federal government took various regulatory and enforcement actions in the first three quarters of 2024. Select states have established e-vapor product registries based on pre-market tobacco product application (“PMTA”) submissions or MGOs. In June 2024, the federal government created a multi-agency task force in an effort to combat the illegal marketing and sale of e-vapor products in the United States. We have also noted the emergence of products using nicotine analogues designed to imitate the effects of nicotine and evade the FDA regulatory framework for tobacco products. Additionally, we continue to see increased illicit activity across multiple tobacco categories, including nicotine pouch products and cigarettes that are available to U.S. consumers.
Tobacco companies are subject to broad and evolving regulatory and legislative frameworks that could have a material impact on our business. For example, the FDA has submitted for final review proposed product standards regarding menthol in cigarettes and characterizing flavors in cigars. The FDA has announced that it would delay a decision on the menthol ban indefinitely, and the date for any final action on either proposal is to be determined. In addition, the Biden Administration published plans for future potential regulatory actions that include the FDA’s plans to develop a proposed product standard that would establish a maximum nicotine level for cigarettes and certain other combustible tobacco products. In California, where a ban on flavored nicotine products went into effect in late 2022, we continue to observe indications of unintended negative consequences of the ban, such as adult tobacco consumer adoption of counterfeit and unregulated products.
See Operating Results by Business Segment - Business Environment for additional information on the trends and developments discussed above.
ABI’s business is exposed to foreign exchange rate fluctuations, inflation and commodity price movements which may impact financial performance from time to time. We will continue to monitor these conditions and other factors as they could affect our equity earnings, our other comprehensive earnings/losses and the dividends that we receive from ABI, and the fair value of our investment in ABI. See Note 6 for additional information on our investment in ABI.
The trends and developments discussed above have not had a material adverse impact on our condensed consolidated financial statements, but we continue to monitor these trends and developments and potential financial impacts. Additionally, we do not believe that these trends and developments have materially impacted our ability to achieve our Vision. As the trends and developments discussed above evolve and new ones emerge, we will continue to evaluate the potential impacts on our businesses, investments and Vision.

Consolidated Results of Operations for the Nine Months Ended September 30, 2024
The changes in net earnings and diluted EPS for the nine months ended September 30, 2024, from the nine months ended September 30, 2023, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the nine months ended September 30, 2023	$6,070	$3.40
2023 NPM Adjustment Items	(11)	—
2023 Acquisition, disposition and integration-related items	10	—
2023 Tobacco and health and certain other litigation items	318	0.18
2023 Loss on disposition of JUUL equity securities	250	0.14
2023 ABI-related special items	43	0.02
2023 Cronos-related special items	30	0.02
2023 Income tax items	29	0.02
Subtotal 2023 special items	669	0.38
2024 NPM Adjustment Items	20	0.01
2024 Acquisition, disposition and integration-related items	1,849	1.07
2024 Asset impairment	(264)	(0.15)
2024 Tobacco and health and certain other litigation items	(68)	(0.04)
2024 ABI-related special items	30	0.01
2024 Cronos-related special items	(20)	(0.01)
2024 Income tax items	41	0.02
Subtotal 2024 special items	1,588	0.91
Fewer shares outstanding	—	0.12
Change in tax rate	35	0.02
Operations	(137)	(0.08)
For the nine months ended September 30, 2024	$8,225	$4.75

2024 Reported Net Earnings	$8,225	$4.75
2023 Reported Net Earnings	$6,070	$3.40
% Change	35.5%	39.7%

2024 Adjusted Net Earnings and Adjusted Diluted EPS	$6,637	$3.84
2023 Adjusted Net Earnings and Adjusted Diluted EPS	$6,739	$3.78
% Change	(1.5)%	1.6%
For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted earnings and adjusted diluted EPS, see the Consolidated Operating Results section below.
▪Fewer Shares Outstanding: Fewer shares outstanding were due to shares we repurchased under our share repurchase programs.
▪Operations: The decrease of $137 million in operations (which excludes the impact of special items shown in the table above) was due primarily to lower OCI.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.

Consolidated Results of Operations for the three months ended September 30, 2024
The changes in net earnings and diluted EPS for the three months ended September 30, 2024, from the three months ended September 30, 2023, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the three months ended September 30, 2023	$2,166	$1.22
2023 NPM Adjustment Items	(11)	—
2023 Acquisition, disposition and integration-related items	9	—
2023 Tobacco and health and certain other litigation items	17	0.01
2023 ABI-related special items	65	0.03
2023 Income tax items	29	0.02
Subtotal 2023 special items	109	0.06
2024 NPM Adjustment Items	15	0.01
2024 Acquisition, disposition and integration-related items	(33)	(0.02)
2024 Tobacco and health and certain other litigation items	(16)	(0.01)
2024 ABI-related special items	(18)	(0.01)
2024 Cronos-related special items	(1)	—
2024 Income tax items	(11)	(0.01)
Subtotal 2024 special items	(64)	(0.04)
Fewer shares outstanding	—	0.05
Change in tax rate	17	0.01
Operations	65	0.04
For the three months ended September 30, 2024	$2,293	$1.34

2024 Reported Net Earnings	$2,293	$1.34
2023 Reported Net Earnings	$2,166	$1.22
% Change	5.9%	9.8%

2024 Adjusted Net Earnings and Adjusted Diluted EPS	$2,357	$1.38
2023 Adjusted Net Earnings and Adjusted Diluted EPS	$2,275	$1.28
% Change	3.6%	7.8%
For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted earnings and adjusted diluted EPS, see the Consolidated Operating Results section below.
▪Fewer Shares Outstanding: Fewer shares outstanding were due to shares we repurchased under our share repurchase programs.
▪Operations: The increase of $65 million in operations (which excludes the impact of special items shown in the table above) was due primarily to higher OCI.
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
Critical Accounting Estimates
Depreciation, Amortization, Impairment Testing and Asset Valuation
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require an interim quantitative impairment assessment. There have been no events or changes in circumstances that indicate an interim quantitative impairment assessment was required as of September 30, 2024. We will perform our annual impairment testing during the fourth quarter of 2024.
Skoal Impairment: At December 31, 2023, the estimated fair value of the Skoal trademark exceeded its carrying value of $3.9 billion by approximately 6% ($0.2 billion). Sales volumes of MST products, including Skoal, have been negatively impacted due in part to evolving adult tobacco consumer preferences, which has resulted in consumers increasingly moving across tobacco categories. In connection with the preparation of our financial statements for the period ended June 30, 2024, we evaluated the accelerated growth of innovative tobacco products, including oral nicotine pouches, and the related increase in competitive activity among tobacco categories, which have contributed to reductions in sales volumes for MST products, including Skoal. We concluded that the expected impact from the sales volume declines on the Skoal trademark represented a triggering event, and as a result of this conclusion, we performed an interim impairment assessment as of June 30, 2024. As a result of (i) lower projected revenue and income due to lower volume assumptions, (ii) a decrease in the perpetual growth rate to 0% (1% at October 1, 2023 valuation) and (iii) an increase in the discount rate to 11.5% (11.0% at October 1, 2023 valuation), we determined the estimated fair value of the Skoal trademark was below its carrying value and recorded a non-cash, pre-tax impairment of $354 million during the second quarter of 2024 in our condensed consolidated statements of earnings. Our estimate of the fair value and carrying value of the Skoal trademark at June 30, 2024 was $3.6 billion, after recording the impairment.
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
Our management believes that the estimated fair value of the Skoal trademark at June 30, 2024 was reasonable and no events or circumstances exist indicating an impairment at September 30, 2024. If Skoal’s actual revenue and income or long-term outlook are significantly different from forecasted performance used to estimate the fair value or if the discount rate used to estimate the fair value increases, we could have an additional non-cash impairment, which could be material, to the Skoal trademark in future periods.
E-vapor Reporting Unit: On June 1, 2024, we finalized our purchase price allocation for the acquisition of NJOY Holdings (“NJOY Transaction”), resulting in a carrying value of $1.8 billion for our e-vapor reporting unit’s goodwill. We continue to monitor several factors that could impact the carrying value of our e-vapor reporting unit’s goodwill, including the following:
▪Altria and certain of our affiliates, including NJOY, are defendants in lawsuits alleging patent infringement based on the sale of NJOY ACE. Remedies being sought by the plaintiffs vary and include an exclusion order that would prohibit the importation of NJOY ACE into the United States, an injunction on sales of NJOY ACE, and damages. We are vigorously defending this litigation and have developed other strategies we believe would allow NJOY ACE to remain on the market or limit sales disruption of NJOY ACE in the event of certain adverse litigation outcomes.
▪Additionally, sales of illicit flavored disposable e-vapor products continue to increase with limited effective enforcement against these products, contributing to declines in pod-based e-vapor product volume, which has negatively impacted NJOY’s volume growth in 2024.
If we experience unfavorable outcomes with respect to the patent infringement lawsuits and our related strategies, or if continued illicit e-vapor product sales or other factors result in a significantly different long-term outlook for NJOY’s volume growth rates versus projections used to estimate the fair value at the time we finalized our purchase price allocation for the NJOY acquisition, it could result in a material non-cash impairment of our e-vapor reporting unit’s goodwill in future periods.
For further discussion of these factors, see Note 14. Contingencies to our condensed consolidated financial statements in Item 1 (“Note 14”) and Operating Results by Business Segment - Business Environment below. For information on the NJOY Transaction, see Note 2. Acquisition of NJOY to our condensed consolidated financial statements in Item 1 (“Note 2”).
For further discussion of goodwill and other intangible assets, see Note 5. Goodwill and Other Intangible Assets, net to our condensed consolidated financial statements in Item 1 (“Note 5”).
Consolidated Operating Results

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net Revenues:
Smokeable products	$15,941	$16,482	$5,540	$5,572
Oral tobacco products	2,084	1,993	722	685
All other	19	33	(3)	24
Net revenues	$18,044	$18,508	$6,259	$6,281
Excise Taxes on Products:
Smokeable products	$2,630	$2,945	$888	$976
Oral tobacco products	76	85	27	28
Excise taxes on products	$2,706	$3,030	$915	$1,004
Operating Income:
OCI:
Smokeable products	$8,183	$8,092	$2,937	$2,743
Oral tobacco products	996	1,314	464	455
All other	(291)	(17)	(119)	(4)
Amortization of intangibles	(102)	(87)	(38)	(42)
General corporate expenses	(427)	(551)	(92)	(63)
Operating income	$8,359	$8,751	$3,152	$3,089
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

The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the nine months ended September 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2024 Reported	$10,881	$2,656	$8,225	$4.75
NPM Adjustment Items	(27)	(7)	(20)	(0.01)
Acquisition, disposition and integration-related items	(2,513)	(664)	(1,849)	(1.07)
Asset impairment	354	90	264	0.15
Tobacco and health and certain other litigation items	90	22	68	0.04
ABI-related special items	(39)	(9)	(30)	(0.01)
Cronos-related special items	22	2	20	0.01
Income tax items	—	41	(41)	(0.02)
2024 Adjusted for Special Items	$8,768	$2,131	$6,637	$3.84

2023 Reported	$8,193	$2,123	$6,070	$3.40
NPM Adjustment Items	(15)	(4)	(11)	—
Acquisition, disposition and integration-related items	14	4	10	—
Tobacco and health and certain other litigation items	424	106	318	0.18
Loss on disposition of JUUL equity securities	250	—	250	0.14
ABI-related special items	54	11	43	0.02
Cronos-related special items	30	—	30	0.02
Income tax items	—	(29)	29	0.02
2023 Adjusted for Special Items	$8,950	$2,211	$6,739	$3.78
The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the three months ended September 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2024 Reported	$3,026	$733	$2,293	$1.34
NPM Adjustment Items	(21)	(6)	(15)	(0.01)
Acquisition, disposition and integration-related items	44	11	33	0.02
Tobacco and health and certain other litigation items	22	6	16	0.01
ABI-related special items	23	5	18	0.01
Cronos-related special items	2	1	1	—
Income tax items	—	(11)	11	0.01
2024 Adjusted for Special Items	$3,096	$739	$2,357	$1.38

2023 Reported	$2,908	$742	$2,166	$1.22
NPM Adjustment Items	(15)	(4)	(11)	—
Acquisition, disposition and integration-related items	13	4	9	—
Tobacco and health and certain other litigation items	23	6	17	0.01
ABI-related special items	82	17	65	0.03
Income tax items	—	(29)	29	0.02
2023 Adjusted for Special Items	$3,011	$736	$2,275	$1.28
The following special items affected the comparability of statements of earnings amounts for the nine and three months ended September 30, 2024 and 2023:
▪NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation in Note 14 and NPM Adjustment Items in Note 11, respectively.

▪Acquisition, disposition and integration-related items: We recorded a pre-tax gain of $2.7 billion upon the assignment of the IQOS Tobacco Heating System (“IQOS System”) commercialization rights to Philip Morris International Inc. (“PMI”) in April 2024, for the nine months ended September 30, 2024. For a discussion of the sale of the IQOS System commercialization rights, see Note 5.
We recorded pre-tax expenses of $187 million and $44 million for the nine and three months ended September 30, 2024, respectively, related to the NJOY Transaction. For further information on the costs incurred for the NJOY Transaction, see Note 2.
▪Asset Impairment: We recorded a non-cash, pre-tax impairment of the Skoal trademark of $354 million for the nine months ended September 30, 2024 in our oral tobacco products segment. For further discussion, see Note 5.
▪Tobacco and Health and Certain Other Litigation Items: For a discussion of tobacco and health and certain other litigation items and a breakdown of these costs by segment, see Note 14, and Tobacco and Health and Certain Other Litigation Items in Note 11, respectively.
▪Loss on Disposition of JUUL Equity Securities: We recorded a non-cash, pre-tax loss of $250 million related to the disposition of our JUUL equity securities for the nine months ended September 30, 2023 as (income) losses from investments in equity securities in our condensed consolidated statement of earnings. We recorded a corresponding adjustment to the JUUL tax valuation allowance in 2023.
▪ABI-Related Special Items: We recorded net pre-tax income of $39 million from our investment in ABI for the nine months ended September 30, 2024, which consists primarily of a gain related to the ABI Transaction, partially offset by mark-to-market losses on certain ABI financial instruments associated with its share commitments. For further information on the gain related to the ABI Transaction, see Note 6.
We recorded net pre-tax losses of $54 million and $82 million from our investment in ABI for the nine and three months ended September 30, 2023, respectively, consisting primarily of mark-to-market losses on certain ABI financial instruments associated with its share commitments.
The ABI-related special items include our respective share of the amounts recorded by ABI and additional adjustments related to (i) the conversion of ABI-related special items from international financial reporting standards to GAAP and (ii) adjustments to our investment required under the equity method of accounting.
▪Cronos-Related Special Items: We recorded pre-tax losses of $30 million, substantially all of which related to our share of special items recorded by Cronos for the nine months ended September 30, 2023. We recorded a corresponding adjustment to the Cronos tax valuation allowance.
▪Income Tax Items: We recorded income tax items of $41 million for the nine months ended September 30, 2024, due primarily to an income tax benefit from the partial release of a valuation allowance on JUUL-related losses, partially offset by interest expense on tax reserves recorded in prior years. The valuation allowance release was due to our capital gain on the ABI Transaction. For further discussion, see Note 13. Income Taxes to our condensed consolidated financial statements in Item 1.
We recorded income tax items of $29 million, for the nine and three months ended September 30, 2023, due primarily to tax expense associated with a tax basis adjustment related to our investment in ABI.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Net revenues, which include excise taxes billed to customers, decreased $464 million (2.5%), due primarily to lower net revenues in our smokeable products segment, partially offset by higher net revenues in our oral tobacco products segment.
Cost of sales decreased $118 million (2.5%), due primarily to lower shipment volume in our smokeable products segment, partially offset by higher per unit settlement charges and higher manufacturing costs in our smokeable products segment and higher NJOY shipment volume.
Excise taxes on products decreased $324 million (10.7%), due to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs increased $16 million (0.8%), due primarily to higher investment spending in support of our Vision (including 2024 NJOY costs), partially offset by lower general corporate expenses. The lower general corporate expenses were due primarily to lower charges to resolve certain JUUL-related litigation and the 2023 settlement of the shareholder derivative lawsuits, partially offset by higher acquisition-related costs primarily associated with the NJOY Transaction and transaction costs from the ABI Transaction. See Note 14 for a discussion of litigation items.
Operating income decreased $392 million (4.5%), due primarily to lower OCI (which includes a non-cash impairment of the Skoal trademark in our oral tobacco product segment), partially offset by lower general corporate expenses.

Interest and other debt expense, net increased $24 million (3.2%), due primarily to 2023 interest income associated with the sale of the IQOS System commercialization rights, partially offset by 2023 interest expense and fees for the term loan facility associated with the NJOY Transaction. For further discussion regarding the sale of the IQOS System commercialization rights, see Note 5.
(Income) losses from investments in equity securities, which were favorable $425 million (100+%), were positively impacted by the 2023 loss on the disposition of our JUUL equity securities and favorable results from our investment in ABI (due primarily to our gain on the ABI Transaction.)
Provision for income taxes increased $533 million (25.1%), due primarily to higher earnings before income taxes, partially offset by favorable tax items as discussed above.
Reported net earnings of $8,225 million increased $2,155 million (35.5%), due primarily to the gain on the sale of the IQOS System commercialization rights, favorable results from our investments in equity securities and favorable income tax items, partially offset by lower operating income. Reported basic and diluted EPS of $4.75, each increased by 39.7% due to higher reported net earnings and fewer shares outstanding.
Adjusted net earnings of $6,637 million decreased $102 million (1.5%), due primarily to lower adjusted OCI. Adjusted diluted EPS of $3.84 increased by 1.6%, due to fewer shares outstanding, partially offset by lower adjusted net earnings.
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Net revenues, which include excise taxes billed to customers, decreased $22 million (0.4%), due to lower net revenues in our smokeable products segment and in our all other category, partially offset by higher net revenues in our oral tobacco products segment.
Cost of sales decreased $42 million (2.7%), due primarily to lower shipment volume in our smokeable products segment, partially offset by higher per unit settlement charges in our smokeable products segment and higher NJOY shipment volume.
Excise taxes on products decreased $89 million (8.9%), due to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs increased $46 million (7.5%), due primarily to higher general corporate expenses and higher investment spending in support of our Vision. The higher general corporate expenses were due primarily to higher acquisition-related costs associated with the NJOY Transaction.
Operating income increased $63 million (2.0%), due primarily to higher OCI, partially offset by higher general corporate expenses.
(Income) losses from investments in equity securities, which were favorable $58 million (100%), were positively impacted by lower special items from our investment in ABI.
Reported net earnings of $2,293 million increased $127 million (5.9%), due primarily to higher operating income and favorable results from our investments in equity securities. Reported basic and diluted EPS of $1.34, each increased by 9.8% due to higher reported net earnings and fewer shares outstanding.
Adjusted net earnings of $2,357 million increased $82 million (3.6%), due primarily to higher adjusted OCI. Adjusted diluted EPS of $1.38 increased by 7.8%, due to fewer shares outstanding and higher adjusted net earnings.
Operating Results by Business Segment
Business Environment
Summary
The U.S. tobacco industry faces a number of business and legal challenges that have materially adversely affected and may continue to materially adversely affect our business, results of operations, cash flows or financial position or our ability to achieve our Vision. These challenges, some of which are discussed in more detail in Note 14, and in Part I, Item 1A. Risk Factors of our 2023 Form 10-K, include:
▪pending and threatened litigation and bonding requirements;
▪restrictions and requirements imposed by the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) and restrictions and requirements (and related enforcement actions) that have been, and in the future will be, imposed by the FDA;
▪the FDA’s failure to effectively address illicit tobacco products on the market, including illicit e-vapor and oral nicotine pouch products;
▪illicit trade in tobacco products, including cigarettes, e-vapor products and oral nicotine pouch products;
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
▪reductions in consumption levels of cigarettes and MST products resulting in lower shipment volumes;
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
In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences continue to impact the tobacco industry, including negatively impacting cigarette and MST shipment volumes. We believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral nicotine pouches. Adult tobacco consumers continue to transition from cigarettes and MST to exclusive use of innovative smoke-free tobacco product alternatives, which aligns with our Vision.
We work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the United States through innovation and other growth strategies (including, where appropriate, arrangements with, or investments in, third parties and acquisitions).
For the third quarter of 2024, we estimate that, when adjusted for trade inventory movements and calendar differences, total estimated domestic cigarette industry volume declined by 9% versus the third quarter of 2023. The cigarette industry volume decline for the third quarter of 2024 was primarily driven by the growth of illicit e-vapor products and continued discretionary income pressures on adult tobacco consumers.
For the 12 months ended September 30, 2024, we estimate the e-vapor category grew approximately 30% versus the prior 12-month period, driven by the growth of illicit flavored disposable products. We estimate the disposable segment now represents 65% of the e-vapor category. We estimate that cross-category movement to illicit disposable e-vapor products, which we discuss in more detail below, contributed to cigarette industry volume declines in a range of 2% to 3% over the last 12 months. These illicit disposable e-vapor products are largely distributed through non-traditional retail channels (including e-commerce and vape retail channels), making them more difficult to track. In addition, we believe illicit cigarettes are becoming more prevalent in the United States, based on the results of discarded pack studies we have conducted in select geographies. We believe the FDA’s inaction, lack of enforcement and slow pace of smoke-free product authorizations enables bad actors to disregard regulation.
For example, we have observed that the lack of effective enforcement against illicit disposable e-vapor products has allowed for the introduction of illicit products in other categories, such as oral nicotine, where we have seen a rise in illicit nicotine pouch products. These products are distributed primarily through e-commerce channels and vape stores that are more difficult to track than traditional retail. We have also noted the emergence of products using nicotine analogues, which are designed to imitate the effects of nicotine and are not subject to the regulatory framework for tobacco products. While illicit oral nicotine products and nicotine analogues have not had a material impact on our business to date, a lack of a regulatory framework and effective enforcement could lead to an increase in the introduction and volume activity of these products, which could have a material impact on our innovative tobacco products businesses. Through our competitive intelligence tracking, we continue to monitor these growing trends and evaluate the impacts on the overall nicotine and tobacco categories.
Through the third quarter of 2024, U.S. adult tobacco consumers have remained under pressure as a result of the cumulative impact of inflation. Wage increases have failed to keep up with the rising prices of everyday expenses in recent years, and we have observed increases in consumer debt and credit card delinquencies. We also have observed softening in the Consumer Price Index, which was 2.4% for the month of September 2024. Although inflation rates remained lower than prior years, increased prices on certain expenditures, such as groceries and gas, continued to pressure adult tobacco consumer discretionary income. Gas prices throughout the third quarter of 2024 experienced seasonal increases, reaching an average price of $3.21 per gallon for the month of September 2024. While gas prices were lower than in the third quarter of 2023, they remained consistently above $3.00 per gallon in the third quarter of 2024.
Discretionary income pressures on adult tobacco consumers have influenced discount brand share performance. For the third quarter of 2024, the discount share of the cigarette category reached 29.8%, an increase of 0.5 share points sequentially and an increase of 1.5 share points versus the third quarter of 2023. Marlboro share performance is discussed below in Operating Results - Smokeable Products Segment.
For the third quarter of 2024, reported shipment volume of NJOY consumables (including NJOY ACE and NJOY DAILY) was approximately 10.4 million units, and NJOY device shipment volume was approximately 1.1 million units. The NJOY share of the e-vapor category reached 6.2% in the third quarter of 2024, an increase of 0.8 share points sequentially.
The U.S. nicotine pouch category continued to grow significantly throughout the third quarter of 2024 to 43.9% of the U.S. oral tobacco category, an increase of 11.4 share points versus the third quarter of 2023. on! maintained year-over-year share momentum through the third quarter of 2024 to achieve 8.9% of the total oral tobacco category, an increase of 2.0 share points versus the third quarter of 2023 and an increase of 0.8 share points sequentially.
For the third quarter 2024, the traditional smokeless category (including MST and Snus) share of the total oral tobacco category declined to 56.1%, down 11.4 share points versus the third quarter of 2023. Copenhagen had an oral tobacco category share of 18.7% for the third quarter of 2024, a decrease of 4.3 share points when compared to the third quarter of 2023. We continue to track the growth of nicotine pouch volumes and the related impact on the size of the MST category. Decreases in the size of the MST category could impact the carrying value of our assets, such as our smokeless tobacco product trademarks. For example, in the second quarter of 2024, we recorded a non-cash, pre-tax impairment on the value of the Skoal trademark.
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
Effective April 2022, the U.S. Congress expanded the statutory definition of tobacco products to include products containing nicotine derived from any source, including synthetic nicotine. See Pre-Market Review Pathways for Tobacco Products and Market Authorization Enforcement below for additional information on the effects of the statutory change. Currently, however, the statutory definition of tobacco products does not cover products containing nicotine analogues, which are designed to imitate the effects of nicotine. As a result, products containing nicotine analogues are not subject to the FDA regulatory framework for tobacco products, including the requirements that manufacturers submit a PMTA to, and receive an MGO from, the FDA before marketing such products in the United States.

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
▪FDA’s Five-Year Strategic Plan for Tobacco and Nicotine Regulation: In December 2023, the FDA released its five-year strategic plan to address concerns raised by the Reagan-Udall Foundation’s operational evaluation of the FDA’s Center for Tobacco Products. The Reagan-Udall report urged the FDA to clearly define product pathways, accelerate PMTA decision making, address the need for health risk communications to tobacco consumers and take enforcement actions against manufacturers and products that violate the law.
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
Although the FDA, in conjunction with other federal entities, has increased enforcement activity, insufficient actions against manufacturers, distributors and retailers of certain product categories that violate the law, including certain disposable and flavored e-vapor products, certain oral nicotine pouch products and products targeted to minors, have allowed such products to proliferate on the market. In addition, the FDA’s failure to clearly define product pathways and accelerate PMTA decision making has resulted in a market with few authorized smoke-free products available to adult tobacco consumers.
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
Helix submitted PMTAs for on! oral nicotine pouches in May 2020 and PMTAs for on! PLUS oral nicotine pouches in tobacco, mint and wintergreen flavors in June 2024. As of October 28, 2024, the FDA has not issued marketing order decisions for any on! or on! PLUS products.
As of October 28, 2024, Middleton has received marketing orders or exemptions that cover over 99% of its cigar product volume.
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
As a result of our June 2023 acquisition of NJOY Holdings, we gained full global ownership of NJOY’s e-vapor product portfolio, including NJOY ACE, a pod-based e-vapor product with an MGO from the FDA, and NJOY DAILY, which also has an MGO. In June 2024, NJOY received MGOs with respect to two NJOY ACE menthol products and two NJOY DAILY menthol products. In May 2024, NJOY submitted a supplemental PMTA to the FDA to commercialize and market the NJOY ACE 2.0 device, which leverages Bluetooth® connectivity to incorporate access restriction technology designed to prevent underage use by authenticating the user before unlocking the device. Also in May 2024, NJOY re-submitted PMTAs for blueberry and watermelon flavored pod-based e-vapor products that work exclusively with the Bluetooth®-enabled NJOY ACE 2.0 device. These products previously received marketing denial orders (“MDOs”) on the basis of FDA concerns regarding underage use.
Post-Market Surveillance: Manufacturers that receive MGOs must adhere to the FDA post-market record keeping and reporting requirements, as detailed in market orders and in the final PMTA rule. The requirements include prior notification of marketing activities. The FDA may amend requirements of an MGO or withdraw the MGO based on this information if, among other reasons, it determines that the continued marketing of the products is no longer appropriate for the protection of the public health.
Effect of Adverse FDA Determinations: FDA review time frames have varied. It is therefore difficult to predict the duration of FDA reviews of SE reports or PMTAs. An unfavorable determination on an application, the withdrawal by the FDA of a prior MGO or other changes in FDA regulatory requirements could result in the removal of products from the market. A “not substantially equivalent” determination, a denial of a PMTA or an MGO withdrawal by the FDA on one or more products (which would require the removal of the product or products from the market) could have a material adverse impact on our business, results of operations, cash flows or financial position. Also, adverse FDA determinations on innovative tobacco products could have a material adverse effect on our innovative tobacco businesses and our ability to achieve our Vision.
▪FDA Regulatory Actions
▪Graphic Warnings: In March 2020, the FDA issued a final rule requiring 11 textual warnings accompanied by color graphics depicting certain negative health consequences of smoking on cigarette packaging and advertising. PM USA and other cigarette manufacturers filed lawsuits challenging the final rule on substantive and procedural grounds. In December 2022, the U.S. District Court for the Eastern District of Texas found in favor of cigarette manufacturers in one such suit and blocked the rule, finding it unconstitutional on the basis that it compelled speech in violation of the First Amendment. The FDA appealed the decision, and, in March 2024, the U.S. Court of Appeals for the Fifth Circuit reversed the trial court and remanded the case for further proceedings. In August 2024, the cigarette manufacturers in the suit petitioned the U.S. Supreme Court to review the case. In September 2024, the FDA announced in guidance that it generally would not enforce the final rule until December 2025. However, the FDA has separately stated that parties involved in pending litigation would not be required to comply during the pendency of the case before the U.S. Supreme Court and for an additional 15 months after the U.S. Supreme Court’s disposition of the case. We submitted comments in response to the September 2024 guidance asking the FDA to set the same compliance deadline for all manufacturers and, assuming the rule remains in place following the U.S. Supreme Court’s disposition of the case, to begin enforcing the rule no sooner than 15 months following the disposition.

▪Underage Access and Use of Certain Tobacco Products: The FDA announced regulatory actions in September 2018 to address underage access to and use of e-vapor products. We have engaged with the FDA on this topic and have reaffirmed to the FDA our ongoing and long-standing commitment to preventing underage use. For example, we advocated raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels to further address underage use, which is now federal law. We continue to advocate in states that have not yet raised the minimum legal age to purchase all tobacco products to 21. See Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products below for further discussion.
Additionally, the FDA issued final guidance in April 2020, stating that it intended to prioritize enforcement action against certain product categories, including pod-based, flavored e-vapor products and products targeted to minors. More recently, the FDA has taken limited enforcement action aimed at manufacturers and retailers of certain disposable flavored e-vapor products. However, despite some enforcement activity, insufficient actions against manufacturers, distributors and retailers of certain product categories that violate the law, including certain disposable and flavored e-vapor products, certain oral nicotine pouch products and products targeted to minors, have allowed such products to proliferate on the market.
▪E-Vapor Products: As of October 28, 2024, many manufacturers of menthol and other flavored e-vapor products have received MDOs for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefit of their products to adult smokers overcomes the risk that their products pose to youth. The FDA has communicated in these MDOs that vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of Public Health” standard and that successful applications require strong, product-specific evidence. A number of these manufacturers are challenging the MDOs for their products. In January 2024, the U.S. Court of Appeals for the Fifth Circuit ruled that the FDA process and procedure for addressing an e-vapor PMTA violated federal law and that, among other things, the FDA failed to give the manufacturer plaintiff fair notice of, and repeatedly changed positions with respect to, the information required to obtain a PMTA. The court decided the case en banc, with all judges on the court hearing the case. In July 2024, the U.S. Supreme Court agreed to review the U.S. Court of Appeals for the Fifth Circuit’s decision. Other U.S. Courts of Appeals have upheld adverse FDA determinations, and there are pending requests that the U.S. Supreme Court review these decisions.
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
▪Flavors in Tobacco Products: In April 2022, the FDA issued two proposed product standards: (i) banning menthol in cigarettes and (ii) banning all characterizing flavors (including menthol) in cigars. We submitted comments during the notice-and-comment period and plan to continue engaging with the FDA through the rulemaking process. In October 2023, the FDA submitted the two proposed product standards to the White House Office of Management and Budget for review. As of October 28, 2024, the FDA has not completed rulemaking with respect to either proposed product standard. In April 2024, the FDA announced that it would delay a decision on the menthol ban indefinitely, citing the high volume of feedback received during the notice-and-comment period, and the Biden Administration’s Spring 2024 Unified Regulatory Agenda indicates that the date for any final action on these proposed product standards is to be determined. The FDA could propose an additional product standard for flavors in innovative tobacco products, including e-vapor products and oral nicotine products.
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
▪Tobacco Product Manufacturing Practices: In March 2023, the FDA, pursuant to the requirements of the FSPTCA, issued a proposed rule setting forth requirements for tobacco product manufacturers regarding the manufacture, design, packing and storage of their products. This proposed rule establishes a framework of tobacco product manufacturing practices, including by:
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
We engaged with the FDA through the rulemaking process, including during the notice-and-comment period, which closed in October 2023. The Biden Administration’s Spring 2024 Unified Regulatory Agenda includes the FDA’s plans to complete rulemaking with respect to this proposed rule by April 2025. If the proposed rule were to take effect, our operating companies could experience increased costs to comply with the rule.
▪Impact on Our Business; Compliance Costs and User Fees: Additional FDA regulatory actions under the FSPTCA could have a material adverse effect on our business, results of operations, cash flows or financial position in various ways. For example, actions (or inaction) by the FDA could:
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
The FSPTCA imposes user fees on cigarette, cigarette tobacco, smokeless tobacco, cigar and pipe tobacco manufacturers and importers to pay for the cost of regulation and other matters. The FSPTCA does not impose user fees on e-vapor products or oral nicotine pouch manufacturers. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA user fees and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the FSPTCA and FDA regulations. Payments for user fees are adjusted for several factors, including market share and industry volume. See Liquidity and Capital Resources - Payments Under State Settlement Agreements and FDA Regulation below for a discussion of our FDA user fee payments. In addition, our operating companies’ compliance with the FSPTCA’s regulatory requirements has resulted, and will continue to result, in additional costs. The amount of additional compliance and related costs has not been material in any given quarter or year-to-date period but could become material, either individually or in the aggregate. The failure to comply with FDA regulatory requirements, even inadvertently, and FDA enforcement actions also could have a material adverse effect on our business, results of operations, cash flows or financial position.
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
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and October 28, 2024, the weighted-average state cigarette excise tax increased from $0.36 to $1.93 per pack. As of October 28, 2024, three states (Maryland (effective in July 2024), Colorado (effective in July 2024)

and Rhode Island (effective in September 2024)) have increased excise taxes in 2024. In addition, various increases are under consideration or have been proposed.
A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. We support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of October 28, 2024, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST. North Carolina has passed legislation that will cause the state to adopt a weight-based tax methodology for MST in July 2025.
An increasing number of states and localities also are imposing excise taxes on e-vapor products and oral nicotine pouches. As of October 28, 2024, 33 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 13 states and the District of Columbia have enacted legislation to tax oral nicotine pouches.
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
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of October 28, 2024, 182 countries, as well as the European Union, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings, (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products and (v) requires manufacturers of e-vapor products to certify that they are in compliance with FDA requirements to be allowed to sell in the state. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of October 28, 2024, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, New York, Rhode Island and Utah) and the District of Columbia have passed such legislation. Some states, such as New York, Utah and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway. The legislation in California, which became effective in December 2022, bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen.
Indiana, Massachusetts and Utah passed legislation capping the amount of nicotine in e-vapor products. As of October 28, 2024, legislation relating to this issue is pending in one other state.
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
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: In December 2019, after a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of October 28, 2024, 43 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on our operating companies’ sales volumes, we support raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, as discussed above under Underage Access and Use of Certain Tobacco Products, reflecting our longstanding commitment to combat underage tobacco use.
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
▪Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. For example, we currently are, or recently have been, subject to a number of governmental investigations with respect to our former investment in JUUL, which we divested in March 2023, including the following: (i) the U.S. Federal Trade Commission (“FTC”) issued a Civil Investigative Demand to us while conducting its antitrust review of our former investment in JUUL; (ii) the SEC commenced an investigation relating to our acquisition, disclosures and accounting controls in connection with the JUUL investment; and (iii) the New York State Office of the Attorney General and the Commonwealth of Massachusetts Office of the Attorney General, separately, issued independent subpoenas to us seeking documents relating to our former investment in and provision of services to JUUL. For a discussion of our disposition of our former interest in JUUL, see Note 6.
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
Illicit Trade in Tobacco Products
Illicit trade in tobacco products can have an adverse impact on our businesses, including the sales volumes and market shares of our operating companies’ innovative and smoke-free products and traditional tobacco products. Illicit trade can take many forms, including the sale of counterfeit tobacco products; the sale of tobacco products that do not comply with the FSPTCA and FDA regulations; the sale of tobacco products in the United States that are intended for sale outside the country; the sale of untaxed tobacco products over the Internet and by other means designed to avoid the collection of applicable taxes; and diversion into one taxing jurisdiction of tobacco products intended for sale in another. Counterfeit tobacco products, for example, are manufactured by unknown third parties in unregulated environments. Counterfeit versions of our products can negatively affect adult tobacco consumer experiences with and opinions of those brands. Illicit disposable e-vapor and oral nicotine pouch products may be designed to appeal to youth and are manufactured without scientific standards, exposing consumers to undocumented risks. Illicit trade in tobacco products also harms law-abiding wholesalers and retailers by depriving them of lawful sales and undermines the significant investment we have made in legitimate distribution channels. Moreover, illicit trade in tobacco products results in federal, state and local governments losing tax revenues. Losses in tax revenues can cause such governments to take various actions, including increasing excise taxes, imposing legislative or regulatory requirements, or asserting claims against manufacturers of tobacco products or members of the trade channels through which such tobacco products are distributed and sold, each of which could have an adverse effect on our business, results of operations, cash flows or financial position.
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
Prohibitory policies, such as California’s ban on the sale of flavored tobacco products, which went into effect in 2022, can have unintended negative consequences, including the proliferation of counterfeit and unregulated products. We actively engage with regulators, state and federal lawmakers, our trade partners and other stakeholders to bring awareness to these issues. When appropriate, we also take legal action to protect our lawful e-vapor product business, such as the lawsuit we have filed in federal court in California against manufacturers of illicit e-vapor products.
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
Price, Availability and Quality of Tobacco, Other Raw Materials, Ingredients and Component Parts
Shifts in crops (such as those driven by economic conditions, adverse weather patterns and natural disasters), government restrictions and mandated prices, production control programs, economic trade sanctions, import duties and tariffs, international trade disruptions, inflation, geopolitical instability, labor disruptions, climate and environmental changes and disruptions due to man-made or natural disasters may increase the cost or reduce the supply or quality of tobacco, other raw materials, ingredients or component parts used to manufacture our operating companies’ products. Any significant change in the nature or consequences of these factors could negatively impact our ability to continue manufacturing and marketing existing products, increase our costs or negatively impact adult tobacco consumer product acceptability and have a material adverse effect on our business and profitability.
As with other agricultural commodities, tobacco price, quality and availability can be influenced by variations in weather patterns and natural disasters, including those caused by climate change, and macroeconomic conditions and imbalances in supply and demand, among other factors. For varieties of tobacco only available in limited geographies, government-mandated prices and production control programs, political instability or government prohibitions on the import or export of tobacco in certain countries pose additional risks to price, availability and quality. In addition, as consumer demand increases for innovative smoke-free products and decreases for combustible and MST products, the volume of tobacco leaf required for production of these products has decreased, resulting in reduced tobacco leaf demand. Reduced demand for tobacco leaf may result in the reduced supply and availability of domestic tobacco, as growers divert resources to other crops or cease farming, and increased costs. The unavailability or unacceptability of any one or more particular varieties of tobacco leaf or the unavailability of nicotine extract necessary to manufacture our operating companies’ products could negatively impact our ability to continue marketing existing products or impact adult tobacco consumer product acceptability, which could have a material adverse effect on our business and profitability. In addition, the nicotine used in our operating companies’ innovative smoke-free products is extracted from tobacco produced in one country. If we are unable to identify alternate sources of nicotine for our operating companies’ innovative products, we could be exposed to supply risk.
Current macroeconomic conditions, geopolitical instability (including inflation, high interest rates, labor shortages, supply and demand imbalances and geopolitical instability and international armed conflict) and adverse weather events have caused and continue to cause worldwide disruptions and delays to supply chains and commercial markets, which limit access to, and increase the cost of, raw materials, ingredients and component parts (for example, tobacco leaf and resins and aluminum used in our packaging). We have implemented and continue to implement various strategies to help secure sufficient supplies of raw materials, ingredients and component parts for production, including maintaining inventory levels of certain tobacco varieties that cover several years, purchasing raw materials, ingredients and component parts from disperse geographic regions throughout the world and entering into long-term contracts with some of our tobacco growers and direct material suppliers. To date, the impact on us of changes in the price, availability and quality of tobacco, other raw materials, ingredients and component parts has not been material. However, the effects of the current macroeconomic and geopolitical conditions on prices, availability and quality of such items may continue, which could have a material adverse effect on our business, results of operations, cash flows or financial position.

In addition, government taxes and restrictions and prohibitions on the sale and use of certain materials used in our operating companies’ products may limit access to, and increase the costs of, raw materials and component parts and, potentially, impede our ability to sell certain of our products. For example, certain states have passed extended producer responsibility legislation concerning packaging. Because certain of our products’ packaging consists of single-use plastics, single-use plastic bans and extended producer responsibility mandates could result in bans on some of our product packaging or our products and adversely impact our costs and revenues. Additional taxes and limitations on the use of certain single-use plastics have been proposed by the U.S. Congress and various state and local governments. These existing and potential future laws and regulations could increase the costs of, and impair our ability to, source certain materials used in the packaging for our products.
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
Operating Results
The following table provides reconciliations of reported OCI to adjusted OCI for our reportable segments, all other category and total OCI and provides the related OCI margins:

For the Nine Months Ended September 30, 2024
(in millions)	Smokeable Products	Oral Tobacco Products	All Other	Total
Net revenues	$15,941	$2,084	$19	$18,044
Excise taxes	(2,630)	(76)	—	(2,706)
Revenues net of excise taxes	$13,311	$2,008	$19	$15,338

Reported OCI	$8,183	$996	$(291)	$8,888
NPM Adjustment Items	(29)	—	—	(29)
Asset impairment	—	354	—	354
Tobacco and health and certain other litigation items	59	—	—	59
Adjusted OCI	$8,213	$1,350	$(291)	$9,272

Reported OCI margin (1)	61.5%	49.6%	(100.0+)%	57.9%
Adjusted OCI margin (1)	61.7%	67.2%	(100.0+)%	60.5%
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

Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins and provides a reconciliation of reported OCI to adjusted OCI for our smokeable products segment:

	Operating Results
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Net revenues	$15,941	$16,482	(3.3)%	$5,540	$5,572	(0.6)%
Excise taxes	(2,630)	(2,945)		(888)	(976)
Revenues net of excise taxes	$13,311	$13,537		$4,652	$4,596

Reported OCI	$8,183	$8,092	1.1%	$2,937	$2,743	7.1%
NPM Adjustment Items	(29)	(15)		(23)	(15)
Tobacco and health and certain other litigation items	59	65		21	13
Adjusted OCI	$8,213	$8,142	0.9%	$2,935	$2,741	7.1%

Reported OCI margins (1)	61.5%	59.8%	1.7 pp	63.1%	59.7%	3.4 pp
Adjusted OCI margins (1)	61.7%	60.1%	1.6 pp	63.1%	59.6%	3.5 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Net revenues, which include excise taxes billed to customers, decreased $541 million (3.3%), due primarily to lower shipment volume ($1,991 million), partially offset by higher pricing ($1,444 million), which includes higher promotional investments.
Reported OCI increased $91 million (1.1%), due primarily to higher pricing, which includes higher promotional investments, and lower marketing, administration and research costs ($131 million), partially offset by lower shipment volume ($1,293 million) and higher per unit settlement charges and manufacturing costs ($206 million).
Adjusted OCI increased $71 million (0.9%), due primarily to higher pricing, which includes higher promotional investments, and lower marketing, administration and research costs ($125 million), partially offset by lower shipment volume and higher per unit settlement charges and manufacturing costs.
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Net revenues, which include excise taxes billed to customers, decreased $32 million (0.6%), due primarily to lower shipment volume ($556 million), partially offset by higher pricing ($517 million), which includes higher promotional investments.
Reported OCI increased $194 million (7.1%), due primarily to higher pricing, which includes higher promotional investments, and lower marketing, administration and research costs ($84 million), partially offset by lower shipment volume ($363 million) and higher per unit settlement charges.
Adjusted OCI increased $194 million (7.1%), due primarily to higher pricing, which includes higher promotional investments, and lower marketing, administration and research costs ($92 million), partially offset by lower shipment volume and higher per unit settlement charges.

Shipment Volume and Retail Share Results
The following table summarizes our smokeable products segment’s shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(sticks in millions)	2024	2023	Change	2024	2023	Change
Cigarettes:
Marlboro	47,411	52,339	(9.4)%	16,122	17,437	(7.5)%
Other premium	2,397	2,674	(10.4)%	824	895	(7.9)%
Discount	2,181	3,119	(30.1)%	695	970	(28.4)%
Total cigarettes	51,989	58,132	(10.6)%	17,641	19,302	(8.6)%
Cigars:
Black & Mild	1,320	1,359	(2.9)%	443	451	(1.8)%
Other	3	2	50.0%	1	—	100.0%
Total cigars	1,323	1,361	(2.8)%	444	451	(1.6)%
Total smokeable products	53,312	59,493	(10.4)%	18,085	19,753	(8.4)%
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
The following table summarizes our cigarettes retail share performance:

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2024	2023	Percentage Point Change	2024	2023	Percentage Point Change
Cigarettes:
Marlboro	41.9%	42.1%	(0.2)	41.7%	42.3%	(0.6)
Other premium	2.2	2.3	(0.1)	2.2	2.3	(0.1)
Discount	2.0	2.6	(0.6)	1.8	2.4	(0.6)
Total cigarettes	46.1%	47.0%	(0.9)	45.7%	47.0%	(1.3)
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
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 10.6%, driven primarily by the industry’s decline rate (impacted by the growth of illicit e-vapor products and continued discretionary income pressures on adult tobacco consumers), retail share losses and trade inventory movements, partially offset by calendar differences. When adjusted for calendar differences and trade inventory movements, our smokeable products segment domestic cigarette shipment volume decreased by an estimated 11%. When adjusted for calendar differences, trade inventory movements and other factors, total estimated domestic cigarette industry volume decreased by an estimated 9%.
Shipments of premium cigarettes accounted for 95.8% and 94.6% of our smokeable products segment’s reported domestic cigarettes shipment volume for the nine months ended September 30, 2024 and 2023, respectively.

Marlboro share of the premium segment was 59.3%, an increase of 0.5 share points.
Total cigarettes industry discount category retail share was 29.4%, an increase of 1.1 share points, primarily due to continued discretionary income pressures on adult tobacco consumers.
Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 8.6%, driven primarily by the industry’s decline rate (impacted by the growth of illicit e-vapor products and continued discretionary income pressures on adult tobacco consumers) and retail share losses, partially offset by trade inventory movements and calendar differences. When adjusted for trade inventory movements and calendar differences, our smokeable products segment domestic cigarette shipment volume decreased by an estimated 11.5%. When adjusted for trade inventory movements and calendar differences, total estimated domestic cigarette industry volume decreased by an estimated 9%.
Shipments of premium cigarettes accounted for 96.1% and 95.0% of our smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended September 30, 2024 and 2023, respectively.
Marlboro retail share of the total cigarette category was 41.7%, a decrease of 0.6 share points versus the prior year and 0.3 share points sequentially. Additionally, Marlboro share of the premium segment was 59.3%, an increase of 0.3 share points versus the prior year and a decrease of 0.1 share point sequentially.
Total cigarettes industry discount category retail share was 29.8%, an increase of 1.5 share points versus the prior year and 0.5 share points sequentially, primarily due to continued discretionary income pressures on adult tobacco consumers.
For a discussion regarding discount category dynamics in 2024, the growth of illicit e-vapor products and the economic conditions, including the cumulative impact of inflation, that impact adult tobacco consumer purchasing behavior, see Operating Results by Business Segment - Business Environment - Summary above.
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
In addition:
▪Effective October 20, 2024, PM USA increased the list price of Marlboro (excluding Mainline Menthol and 72s Menthol), L&M and Basic by $0.17 per pack. PM USA also increased the list price of all its other cigarette brands by $0.22 per pack.
▪Effective October 6, 2024, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.13 per five-pack.

Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our oral tobacco products segment:

	Operating Results
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Net revenues	$2,084	$1,993	4.6%	$722	$685	5.4%
Excise taxes	(76)	(85)		(27)	(28)
Revenues net of excise taxes	$2,008	$1,908		$695	$657

Reported OCI	$996	$1,314	(24.2)%	$464	$455	2.0%
Asset impairment	354	—		—	—
Adjusted OCI	$1,350	$1,314	2.7%	$464	$455	2.0%

Reported OCI margins (1)	49.6%	68.9%	(19.3) pp	66.8%	69.3%	(2.5) pp
Adjusted OCI margins (1)	67.2%	68.9%	(1.7) pp	66.8%	69.3%	(2.5) pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Net revenues, which include excise taxes billed to customers, increased $91 million (4.6%), due to higher pricing ($170 million), partially offset by lower shipment volume and a higher percentage of on! shipment volume relative to MST ($79 million).
Reported OCI decreased $318 million (24.2%), due primarily to a non-cash impairment of the Skoal trademark ($354 million), lower shipment volume and a higher percentage of on! shipment volume relative to MST ($82 million) and higher marketing, administration and research costs ($44 million), partially offset by higher pricing.
Adjusted OCI increased $36 million (2.7%), due primarily to higher pricing, partially offset by lower shipment volume and a higher percentage of on! shipment volume relative to MST and higher marketing, administration and research costs.
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Net revenues, which include excise taxes billed to customers, increased $37 million (5.4%), due primarily to higher pricing ($51 million), which includes higher promotional investments, partially offset by a higher percentage of on! shipment volume relative to MST (net of higher shipment volume) ($15 million).
Reported and adjusted OCI increased $9 million (2.0%), due primarily to higher pricing, which includes higher promotional investments, partially offset by higher marketing, administration and research costs ($27 million) and a higher percentage of on! shipment volume relative to MST (net of higher shipment volume) ($13 million).

Shipment Volume and Retail Share Results
The following table summarizes our oral tobacco products segment’s shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(cans and packs in millions)	2024	2023	Change	2024	2023	Change
Copenhagen	304.4	333.3	(8.7)%	101.4	109.4	(7.3)%
Skoal	111.6	123.3	(9.5)%	37.4	40.4	(7.4)%
on!	116.4	83.9	38.7%	41.9	28.7	46.0%
Other	50.0	49.3	1.4%	16.4	16.3	0.6%
Total oral tobacco products	582.4	589.8	(1.3)%	197.1	194.8	1.2%
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
The following table summarizes our oral tobacco products segment’s retail share performance (excluding international volume):

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2024	2023	Percentage Point Change	2024	2023	Percentage Point Change
Copenhagen	19.4%	24.1%	(4.7)	18.7%	23.0%	(4.3)
Skoal	7.7	9.6	(1.9)	7.4	9.1	(1.7)
on!	8.0	6.8	1.2	8.9	6.9	2.0
Other	2.7	2.9	(0.2)	2.6	2.8	(0.2)
Total oral tobacco products	37.8%	43.4%	(5.6)	37.6%	41.8%	(4.2)
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
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Our oral tobacco products segment’s reported domestic shipment volume decreased 1.3%, primarily driven by retail share losses and trade inventory movements, partially offset by the industry’s growth rate, calendar differences and other factors. When adjusted for calendar differences and trade inventory movements, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 2.5%.
Total oral tobacco products category industry volume increased by an estimated 7.5% over the six months ended September 30, 2024, primarily driven by growth in oral nicotine pouches, partially offset by declines in MST volumes.
Our oral tobacco products segment’s retail share was 37.8%, as share declines for MST products were partially offset by oral nicotine pouch segment share growth.
The U.S. nicotine pouch category grew to 41.9% of the U.S. oral tobacco category, an increase of 12.4 share points versus the prior year. In addition, on!’s share of the nicotine pouch category was 19.1%, a decrease of 3.8 share points versus the prior year.

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Our oral tobacco products segment’s reported domestic shipment volume increased 1.2%, driven primarily by industry’s growth rate, calendar differences and other factors, partially offset by retail share losses and trade inventory movements. When adjusted for calendar differences and trade inventory movements, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 1%.
Our oral tobacco products segment’s retail share was 37.6%, as share declines for MST products were partially offset by oral nicotine pouch segment share growth.
Total U.S. oral tobacco category share for on! nicotine pouches was 8.9%, an increase of 2.0 share points versus the prior year and 0.8 share points sequentially.
The U.S. nicotine pouch category grew to 43.9% of the U.S. oral tobacco category, an increase of 11.4 share points versus the prior year. In addition, on!’s share of the nicotine pouch category was 20.3%, a decrease of 0.9 share points versus the prior year and an increase of 0.9 share points sequentially.
Pricing Actions
USSTC and Helix executed the following pricing actions during 2024 and 2023:
▪Effective August 25, 2024, Helix increased the list price on its on! brand by $0.10 per can.
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
Nine Months Ended September 30, 2024
Reported domestic shipment volumes for the nine months ended September 30, 2024 for NJOY consumables(1) and devices were 33.8 million units and 3.9 million units, respectively.
For the nine months ended September 30, 2024 NJOY retail share of consumables in the U.S. multi-outlet and convenience channel was 5.3%.
Three Months Ended September 30, 2024
Reported domestic shipment volumes for the three months ended September 30, 2024 for NJOY consumables(1) increased 15.6% versus the prior year to 10.4 million units. Reported domestic shipment volume for the three months ended September 30, 2024 for NJOY devices increased 100+% versus the prior year to 1.1 million units.
In the third quarter of 2024, NJOY retail share of consumables in the U.S. multi-outlet and convenience channel increased 2.8 share points versus the prior year to 6.2%.
(1) E-vapor shipment volume includes NJOY ACE pods and NJOY DAILY disposables.
Liquidity and Capital Resources
We are a holding company that is primarily dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions and the payment of interest on intercompany loans. At September 30, 2024, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, we receive cash dividends on our interest in ABI and will continue to do so as long as we hold shares in ABI and ABI pays dividends.
At September 30, 2024, we had $1.9 billion of cash and cash equivalents. In addition to having access to the operating cash flows of our subsidiaries, our capital resources include access to credit markets in the form of commercial paper, availability under our $3.0 billion senior unsecured 5-year revolving credit agreement (“Credit Agreement”), which we use for general corporate purposes, and access to credit markets through the issuance of long-term senior unsecured notes. For additional information, see Capital Markets and Other Matters below.
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
At September 30, 2024, the credit ratings and outlook for our indebtedness by major credit rating agencies were:

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
At September 30, 2024, we had availability under our Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion, and we were in compliance with the covenants in our Credit Agreement. We monitor the credit quality of our bank group and do not know of any potential non-performing credit provider in that group. For further discussion on short-term borrowings, see Note 12.
Long-Term Debt - At September 30, 2024 and December 31, 2023, our total long-term debt was $25.2 billion and $26.2 billion, respectively. During the first quarter of 2024, we repaid in full at maturity our 4.000% and 3.800% senior unsecured notes in the aggregate principal amounts of $776 million and $345 million, respectively. For further details on long-term debt, see Note 12.

At September 30, 2024, our debt-to-Consolidated net earnings and debt-to-Consolidated EBITDA ratios were calculated as follows:

For the Twelve Months Ended September 30, 2024 (1)
(in millions)
Consolidated net earnings	$10,285
Interest and other debt expense, net	1,013
Provision for income taxes	3,331
Depreciation and amortization	291
EBITDA	14,920
(Income) loss from investments in equity securities and noncontrolling interests, net	(668)
Dividends from less than 50% owned affiliates	139
Gain on the sale of IQOS System commercialization rights	(2,700)
Asset impairment	354
Consolidated EBITDA	$12,045

Current portion of long-term debt (2)	$1,585
Long-term debt (2)	23,570
Total Debt	$25,155

Total Debt / Consolidated net earnings	2.4
Total Debt / Consolidated EBITDA	2.1
(1) Calculated as of the end of the applicable quarter on a rolling four quarters basis.
(2) Balance at September 30, 2024.
ABI Transaction - As discussed in Note 6, in March 2024, we received pre-tax cash proceeds from the ABI Transaction of approximately $2.4 billion and paid transaction costs of approximately $62 million. We used the proceeds from the ABI Transaction to fund the ASR transactions discussed below.
NJOY Contingent Payments - In the second quarter of 2024, the FDA issued MGOs for four NJOY e-vapor menthol products. As a result, we became obligated to make cash payments totaling $250 million under the acquisition agreement, which we made in July 2024. For further discussion on the NJOY contingent payments, see Note 2.
Guarantees and Other Similar Matters - As discussed in Note 14, we had unused letters of credit obtained in the ordinary course of business and guarantees (including third-party guarantees) outstanding at September 30, 2024. From time to time, we also issue lines of credit to affiliated entities. As further discussed in Note 4. Supplier Financing to our condensed consolidated financial statements in Item 1 and Note 14, as part of the supplier financing program, Altria guarantees the financial obligations of Altria Client Services LLC under the financing program agreement. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 12, PM USA guarantees our obligations under our outstanding debt securities, any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program. These items have not had, and are not expected to have, a significant impact on our liquidity.
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
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year are generally paid in April of the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. We paid approximately $3.3 billion and $3.5 billion for the nine months ended September 30, 2024 and 2023, respectively, in connection with the State Settlement Agreements and FDA user fees, primarily all of which was paid in the second quarter of each period. We recorded $2.9 billion and $3.0 billion of charges to cost of sales for the nine months ended September 30, 2024 and 2023, respectively, and $0.9 billion and $1.0 billion of charges to cost of sales for the three months ended September 30, 2024 and 2023, respectively, in connection with the State Settlement Agreements and FDA user fees. The payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including volume, operating income, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results. For further discussion on the potential impact of inflation on future payments, see Operating Results by Business Segment - Business Environment - State Settlement Agreements above.
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of September 30, 2024, PM USA had posted appeal bonds totaling $31 million, which have been collateralized with restricted cash that is included in assets on our condensed consolidated balance sheet.
Litigation is subject to uncertainty, and an adverse outcome or settlement of litigation could have a material adverse effect on our results of operations, cash flows or financial position in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 14.
Equity and Dividends
During the first nine months of 2024 and 2023, we paid dividends of $5,108 million and $5,040 million, respectively, an increase of 1.3%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares we repurchased under our share repurchase programs.
In August 2024, our Board of Directors approved a 4.1% increase in the quarterly dividend rate to $1.02 per share of our common stock versus the previous rate of $0.98 per share. Our current annualized dividend rate is $4.08 per share. We have a progressive dividend goal targeting mid-single digits dividend growth annually through 2028. Future dividend payments remain subject to the discretion of our Board.
ASR - In March 2024, we increased our $1.0 billion share repurchase program to $3.4 billion and entered into the ASR transactions. In the first half of 2024, we paid $2.4 billion for the repurchase of our common stock in the ASR transactions. We funded the ASR transactions with proceeds from the ABI Transaction.
For further discussion of our share repurchase programs, see Note 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.
Financial Review
Cash Provided by/Used in Operating Activities
During the first nine months of 2024, net cash provided by operating activities was $5,413 million compared with $6,060 million during the first nine months of 2023. This decrease was due primarily to payments for certain transferable income tax credits, higher litigation payments and a portion of the NJOY contingent payments ($140 million).
We had a working capital deficit at September 30, 2024 and December 31, 2023, and believe we have the ability to fund working capital deficits with cash provided by operating activities, borrowings under our Credit Agreement and access to the credit and capital markets.
Cash Provided by/Used in Investing Activities
During the first nine months of 2024, net cash provided by investing activities was $2,238 million compared with net cash used in investing activities of $1,217 million during the first nine months of 2023. This change was due primarily to proceeds from the ABI Transaction in 2024 and the NJOY Transaction in 2023, partially offset by proceeds from the sale of IQOS System commercialization rights in 2023.
Capital expenditures for 2024 are expected to be in the range of $125 million to $175 million, a reduction from the previous range of $175 million to $225 million, and are expected to be funded from operating cash flows.
Cash Provided by/Used in Financing Activities
During the first nine months of 2024, net cash used in financing activities was $9,444 million compared with $7,353 million during the first nine months of 2023. This increase was due to higher share repurchases in 2024 and a portion of the NJOY contingent payments ($110 million), partially offset by lower repayments of long-term debt in 2024.
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
Summarized Balance Sheets
(in millions of dollars)

	Parent		Guarantor
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Assets
Due from Non-Guarantor Subsidiaries	$—	$—	$316	$316
Other current assets	2,324	4,052	726	678
Total current assets	$2,324	$4,052	$1,042	$994

Due from Non-Guarantor Subsidiaries	$6,561	$6,561	$—	$—
Other assets	7,971	9,797	1,319	1,334
Total non-current assets	$14,532	$16,358	$1,319	$1,334

Liabilities
Due to Non-Guarantor Subsidiaries	$3,560	$2,548	$1,199	$1,081
Other current liabilities	3,839	3,708	3,254	3,665
Total current liabilities	$7,399	$6,256	$4,453	$4,746

Total non-current liabilities	$26,436	$27,876	$585	$590

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Nine Months Ended September 30, 2024
	Parent (1)	Guarantor (2)
Net revenues	$—	$15,049
Gross profit	—	8,590
Net earnings (losses)	(350)	5,803
(1) For the nine months ended September 30, 2024, net earnings (losses) include $276 million of intercompany interest income from non-guarantor subsidiaries and $333 million of interest expense from non-guarantor subsidiaries.
(2) For the nine months ended September 30, 2024, net earnings (losses) include $218 million of intercompany interest income from non-guarantor subsidiaries.
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
▪our inability to compete effectively;
▪the growth of the e-vapor category, including illicit disposable e-vapor products, which contributes to reductions in domestic cigarette consumption levels and shipment volume;
▪the risks associated with illicit trade in tobacco products (including counterfeit products, illegally imported products, illicit disposable e-vapor products and oral nicotine pouch products) and the sale of products designed to avoid the regulatory framework for tobacco products, such as products using nicotine analogues, each of which contribute to reductions in the consumption levels and shipment volumes of our businesses’ products;
▪our failure to develop and commercialize innovative products, including tobacco products that may reduce health risks relative to other tobacco products and appeal to adult tobacco consumers;
▪changes, including in macroeconomic and geopolitical conditions (including inflation), that result in shifts in adult tobacco consumer disposable income and purchasing behavior, including choosing lower-priced and discount brands or products, and reductions in shipment volumes;
▪unfavorable outcomes with respect to litigation proceedings or any governmental investigations, including significant monetary and non-monetary remedies and importation bans;
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
▪our ability to recognize the expected cost savings in connection with the Initiative or successfully reinvest those savings in our businesses in support of our Vision and 2028 Enterprise Goals, in each case, in the expected manner or time frame or at all;
▪the risk that the expected benefits of our investment in ABI may not materialize in the expected manner or timeframe or at all, including due to macroeconomic and geopolitical conditions; foreign currency exchange rates; ABI’s business results; ABI’s share price; impairment losses on the value of our investment; our incurrence of additional tax liabilities related to our investment in ABI; and reductions in the number of directors that we can have appointed to the ABI board of directors; and
▪the risks associated with our investment in Cronos, including legal, regulatory and reputational risks and the risk that the expected benefits of the transaction may not materialize in the expected manner or timeframe or at all.
You should understand that it is not possible to predict or identify all factors and risks. Consequently, you should not consider the foregoing list to be complete. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The fair value of our long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting primarily from changes in market interest rates. The following table provides the fair value of our long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates at September 30, 2024 and December 31, 2023:

(in billions)	September 30, 2024	December 31, 2023
Fair value	$24.0	$24.4
Decrease in fair value from a 1% increase in market interest rates	1.9	1.9
Increase in fair value from a 1% decrease in market interest rates	2.2	2.2
We expect interest rates on borrowings under our Credit Agreement to be based on the Term Secured Overnight Financing Rate, plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s and S&P. The applicable percentage for borrowings under our Credit Agreement at September 30, 2024 was 1.0% based on our long-term senior unsecured debt ratings on that date. At September 30, 2024 and December 31, 2023, we had no borrowings under our Credit Agreement.
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
Our share repurchase activity for each of the three months in the period ended September 30, 2024, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1-31, 2024	4,813,800	48.05	4,813,800	758,711,760
August 1-31, 2024	4,694,454	51.07	4,692,500	519,053,962
September 1-30, 2024	4,003,761	52.34	4,003,000	309,534,422
	13,512,015	50.37	13,509,300
(1) The total number of shares purchased includes (a) shares purchased under the January 2024 share repurchase program and (b) shares withheld by Altria in an amount equal to the statutory withholding taxes for vested stock-based awards previously granted to eligible employees (which totaled 1,954 in August and 761 in September).
Item 5. Other Information
During the quarter ended September 30, 2024, none of our directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1	United Kingdom Sub-Plan of the Altria Group, Inc. 2020 Performance Incentive Plan, as Amended.

22	Guarantor Subsidiary of the Registrant. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-08940).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALTRIA GROUP, INC.

/s/ SALVATORE MANCUSO
Salvatore Mancuso
Executive Vice President and
Chief Financial Officer
October 31, 2024