Form 10-K
period 2024-12-31
ALTRIA GROUP, INC.
filed 2025-02-26
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $78 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at February 14, 2025
Common Stock, $0.33 1/3 par value	1,690,661,641	shares
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 15, 2025, to be filed with the U.S. Securities and Exchange Commission on or about April 3, 2025, are incorporated by reference into Part III hereof.

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
Our wholly owned subsidiaries include Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which, through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco (“MST”) products; Helix Innovations LLC (“Helix”), which operates in the United States, and its foreign affiliates (“Helix International”), which operate in certain other countries, are engaged in the manufacture and sale of oral nicotine pouches; and NJOY, LLC (“NJOY”), which is engaged in the manufacture and sale of e-vapor products. Other wholly owned subsidiaries include Altria Group Distribution Company (“AGDC”), which provides sales and distribution services to our domestic operating companies, and Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, research and product development, consumer engagement, finance, human resources and external affairs.
On June 1, 2023, we completed our acquisition of NJOY Holdings, Inc. (“NJOY Holdings”), the parent of NJOY (“NJOY Transaction”). As a result of the acquisition, NJOY became a wholly owned subsidiary of Altria. For further details, see Note 3. Acquisition of NJOY to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Form 10-K (“Item 8”).
In October 2022, we entered into a joint venture with JTI (US) Holding, Inc. (“JTIUH”), a subsidiary of Japan Tobacco Inc. (“Japan Tobacco”), for the U.S. marketing and commercialization of heated tobacco stick (“HTS”) products. The joint venture entity, Horizon Innovations LLC (“Horizon”), is structured to exist in perpetuity and is responsible for the U.S. commercialization of HTS products owned by either party. We own a 75% economic interest in Horizon with JTIUH owning a 25% economic interest. Horizon is governed by a board of managers, which is comprised of four individuals designated by PM USA and three individuals designated by JTIUH. For further information, see Other Tobacco Products below.
At December 31, 2024, our reportable segments were smokeable products and oral tobacco products. Our all other category included (i) NJOY (beginning June 1, 2023); (ii) Horizon; (iii) Helix International; and (iv) other business activities, all of which consists of research and development expense related to certain new product platforms and technologies. For further information, see Note 17. Segment Reporting to our consolidated financial statements in Item 8. (“Note 17”).
Our investments include Anheuser-Busch InBev SA/NV (“ABI”) and Cronos Group Inc. (“Cronos”), which we account for under the equity method of accounting using a one-quarter lag.
In March 2024, we sold a portion of our investment in ABI (“ABI Transaction”). We used the proceeds from the sale to fund the repurchase of our common stock through accelerated share repurchase (“ASR”) transactions. In March 2023, we entered into a stock transfer agreement with JUUL Labs, Inc (“JUUL”) pursuant to which we transferred to JUUL all of our beneficially owned JUUL equity securities. For further information on our current and former investments, the ABI Transaction and the ASR transactions, see Note 8. Investments in Equity Securities to our consolidated financial statements in Item 8 (“Note 8”) and Note 12. Capital Stock to our consolidated financial statements in Item 8 (“Note 12”), respectively.
Description of Business
Portions of the information relating to this Item are included in Operating Results by Business Segment in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K (“Item 7”).
Our operating companies include PM USA, Middleton, USSTC, Helix and NJOY.
The products of our operating companies include: (i) smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA and machine-made large cigars manufactured and sold by Middleton; (ii) oral tobacco products, consisting of MST products manufactured and sold by USSTC and oral nicotine pouches manufactured and sold by Helix; and (iii) e-vapor products manufactured and sold by NJOY.
▪Cigarettes: PM USA is the largest cigarette company in the United States and substantially all cigarettes are manufactured and sold to customers in the United States. Marlboro, the principal cigarette brand of PM USA, has been the largest-selling cigarette brand in the United States for 50 years. Total smokeable products segment’s cigarettes shipment volume in the United States was 68.6 billion units in 2024, a decrease of 10.2% from 2023.
▪Cigars: Middleton is engaged in the manufacture and sale of machine-made large cigars. Middleton contracts with a third-party importer to supply substantially all of its cigars and sells substantially all of its cigars to customers in the United States. Black & Mild is the principal cigar brand of Middleton. Total smokeable products segment’s cigars shipment volume was approximately 1.8 billion units in 2024, a decrease of 1.5% from 2023.
▪Oral tobacco products: USSTC is the leading producer and marketer of MST products. The oral tobacco products segment includes the premium brands, Copenhagen and Skoal, and a value brand, Red Seal, sold by USSTC. In addition, the oral tobacco products segment includes on! oral nicotine pouches sold by Helix. Substantially all of the oral tobacco products are manufactured and sold to customers in the United States. Total oral tobacco products segment’s shipment volume was 774.7 million units in 2024, a decrease of 1.0% from 2023.
▪E-Vapor products: NJOY contracts with third-party importers to supply all of its products and sells its e-vapor products to customers in the United States. NJOY ACE is the principal e-vapor product of NJOY. NJOY’s commercialized product portfolio of tobacco and menthol e-vapor products is fully covered by marketing granted orders (“MGO”) from the U.S. Food and Drug Administration (“FDA”).
▪Other tobacco products: In connection with the joint venture agreement with JTIUH, Horizon will market and commercialize HTS products, which are defined in the joint venture agreement as products that include both (i) a tobacco heating device intended to heat the consumable without combusting and (ii) a consumable that meets the definition of a cigarette under the U.S. Federal Cigarette Labeling and Advertising Act. Horizon is responsible for the U.S. commercialization of current and future HTS products owned by either party and, upon authorization by the FDA of a pre-market tobacco application (“PMTA”), will become the exclusive entity through which the parties market and commercialize HTS products in the United States. Upon PMTA authorization of Ploom HTS products, JTIUH will supply Ploom HTS devices and PM USA will manufacture Marlboro HTS consumables for U.S. commercialization. As of February 26, 2025, there are no products in the U.S. marketplace from the joint venture.
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
Other Matters
▪Customers: For a discussion of our largest customers, including their percentages of our consolidated net revenues for the years ended December 31, 2024, 2023 and 2022, see Note 17.
▪Executive Officers of Altria: The disclosure regarding executive officers is included in Item 10. Directors, Executive Officers and Corporate Governance - Information about Our Executive Officers as of February 14, 2025 of this Form 10-K.

▪Human Capital Resources: We believe our workforce is critical to achieving our Vision. Attracting, developing, retaining and deploying the best talent with the skills to make significant progress toward our Vision is a key business priority. Moreover, we recognize the importance of doing business the right way. We believe culture influences employee actions and decision making. This is why we dedicate resources to promoting a vibrant, inclusive workplace; attracting, developing, retaining and deploying talented employees to build a high-performing and diverse talent pipeline; promoting a culture of compliance and integrity; creating a safe workplace; and rewarding and recognizing employees for both the results they deliver and, importantly, how they deliver them.
Oversight and Management
Our Human Resources department is responsible for managing employment-related matters, including recruiting and hiring, onboarding, compensation and benefits design and implementation, performance management, career management and succession planning and professional and learning development. Our inclusion, diversity and equity efforts are managed by our Corporate Citizenship department. Our Board of Directors (“Board of Directors” or “Board”) and the Compensation and Talent Development Committee provide oversight of human capital matters, including reviewing initiatives and programs related to corporate culture and enterprise-wide talent development.
“Supporting our People and our Communities” is one of our Responsibility Focus Areas, which includes two goals related to developing a high-performing and diverse talent pipeline: (i) enhance the diversity of our organization and leadership teams while building an inclusive and equitable culture; and (ii) build employee capability and well-being to succeed in uncertain and rapidly changing environments.
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
We are committed to pay equity across our companies. Based on the most recent annual analysis we conducted in 2024, for employees performing the same or similar duties regardless of any differentiating factors, such as performance and tenure, salaries of our female employees were 98.2% of those of our male employees, and salaries of our employees of color were 98.2% of those of our white employees. If we adjust for differentiating factors that legitimately influence pay, salaries of our female employees were 99.8% of those of our male employees, and salaries of our employees of color were 99.9% of those of our white employees.
In addition to cash and equity compensation, we offer generous employee benefits such as significant company contributions to deferred profit sharing plans, consumer-driven health plan coverage, vacation and holiday pay, disability and life insurance. We also offer up to 12 weeks paid family leave to bond with a newborn child, the placement of a child for adoption or foster care, or to care for a family member who has a serious health condition. Our benefits also include physical, emotional and financial wellness programs and family creation assistance benefits, such as reimbursement of surrogacy, adoption assistance and doula expenses. While there is some variability in employee benefits across our companies, the examples we provide are available to most employees.
We are also committed to investing in the educational development of our workforce through a tuition refund program for job-related courses or company-related degrees. We also provide eligible employees with a company-funded contribution applied to the employee’s qualified higher education student loans to help reduce student loan debt.
Attracting, Developing, Retaining and Deploying Talent
We are focused on identifying the most qualified talent and investing in leader and employee development to build a diverse talent pipeline prepared and willing to lead at every level. Additionally, we are dedicated to being an inclusive place to work for all employees, regardless of personal background or work function. We recognize the critical importance of these efforts toward pursuing our Vision and believe in the value of a workforce composed of a broad and diverse spectrum of backgrounds, skills, experiences and cultures.
Our salaried entry-level recruitment efforts focus on building relationships with university students, internship opportunities and partnerships with organizations that support a broad range of students. We complement these recruiting efforts with hiring experienced employees with demonstrated skills and/or leadership capabilities.
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
We regularly conduct confidential employee engagement surveys to seek feedback on a variety of topics, including employee satisfaction, support from leadership, corporate culture and culture of compliance. In addition, in 2024, these quarterly employee surveys sought feedback on topics such as workplace flexibility, workload, inclusion, equal opportunity, development opportunities, management support, compliance and understanding of business strategy. Survey results, including comparisons to prior results, are shared with our employees and our Board and are used to modify or enhance our human capital management programs.
We also monitor our progress toward building a diverse organization through various metrics, including comparisons to external benchmarks, and report workforce data annually. Our data-driven efforts focus on removing barriers to equal opportunity in compliance with applicable law.
Work Modernization
As part of our multi-phase Optimize & Accelerate initiative (“Initiative”), we plan to increase our organization’s speed, efficiency and effectiveness by centralizing work, outsourcing certain transactional tasks and streamlining, automating and standardizing processes. Our Accelerated Business Solutions (“ABS”) organization will be responsible for driving efficiency and process improvement across our companies in partnership with external service providers. We are implementing organizational design changes to support our enhanced business processes. In addition, we are supporting the workforce with change management plans at the enterprise and function levels. For additional information, see Our Business in Item 7.
Workplace Safety
Our goal is for every employee to experience an injury-free career, which is supported by our Safety Management System (“SMS”). We strive for continuous improvement in our employee safety program through SMS infrastructure. Our Occupational Safety and Health Administration recordable injury rate for 2024 was 1.8% (versus 1.2% for 2023) and remains below the benchmark for companies in the U.S. Beverage and Tobacco Product Manufacturing industry classification.
Number of Employees and Labor Relations
At December 31, 2024, we employed approximately 6,200 people. Twenty-six percent of our employees were hourly manufacturing employees who are members of labor unions subject to collective bargaining agreements. We believe we engage and collaborate effectively with our hourly employees, as demonstrated by the positive working relationship between our companies and the unions. We also have long-term agreements that resolve any collective bargaining dispute through binding arbitration, which further demonstrates our trust-based relationship with the unions.
Supply Chain Human Capital Matters
We support efforts to address human capital concerns in the tobacco supply chain. For example, in our domestic tobacco supply chain, in 2024, all of our domestic tobacco growers participated in the Good Agricultural Practices Certification Program to assess growers’ compliance with practices related to labor management and all of our tobacco suppliers participated in the tobacco industry’s Sustainable Tobacco Program, which includes standards related to human and labor rights. Our tobacco companies also establish contract terms and conditions with tobacco growers and leaf suppliers addressing child and forced labor and conduct social compliance audits at leaf supplier facilities in high-risk tobacco growing regions within the United States and internationally. In addition, all suppliers of goods and services that maintain operations in high-risk countries are subject to social compliance audits of those operations.
More information about efforts discussed in this section can be found in our Corporate Responsibility Reports at www.altria.com/ under Responsibility.
▪Intellectual Property: Trademarks are of material importance to us and are protected by registration or otherwise. In addition, as of December 31, 2024, the portfolio of United States patents owned by our businesses, as a whole, was material to us and our businesses. However, no one patent or group of related patents was material to our businesses as of December 31, 2024. Our businesses also have proprietary trade secrets, technology, know-how, processes and other intellectual property rights that are protected by appropriate confidentiality measures. Certain trade secrets are material to us and our businesses.
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
We and our subsidiaries (and former subsidiaries) are also subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States: the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. Altria and our former subsidiaries are involved in several matters subjecting them to potential costs of remediation and natural resource damages under Superfund or other laws and regulations. Our subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. In the opinion of our management, however, compliance with environmental laws and regulations, including the payment of any remediation costs or damages and related expenditures, has not had, and is not expected to have, a material adverse effect on our business, results of operations, capital expenditures, financial position or cash flows.
For further discussion of the foregoing matters, the business environment, trends in market demand and competitive conditions, and related risks, see Item 1A. Risk Factors of this Form 10-K (“Item 1A”) and Critical Accounting Estimates and Operating Results by Business Segment - Business Environment in Item 7.
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
This Form 10-K contains statements concerning our expectations, plans, objectives, future financial performance and other statements that are not historical facts. You can identify these forward-looking statements by our use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “forecasts,” “intends,” “projects,” “goals,” “objectives,” “guidance,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
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
Our operating companies’ portfolios of tobacco products are largely comprised of premium brands, such as Marlboro, Copenhagen and Skoal. The willingness of adult tobacco consumers to purchase premium brands is affected by macroeconomic conditions, including inflation and overall economic stability. In periods of economic uncertainty and high inflation, we have observed that adult tobacco consumers reduce consumption, purchase more discount brands and consider lower-priced tobacco products, increasing the market share of competitive discount products.
In addition, as adult tobacco consumer preferences evolve, consumers are increasingly moving across tobacco categories, including selecting different categories of tobacco products than those they traditionally purchase and purchasing illicit flavored e-vapor products.

The primary impacts of these conditions include higher than expected domestic cigarette industry volume declines and declines in pod-based product volume within the e-vapor category, which have negatively impacted our business.
If our operating companies are unable to take actions to mitigate the effects of inflationary pressures and other factors that contribute to their products’ industry volume decline rates, it could negatively impact our business, results of operations, cash flows or financial position. For example, the inability of our operating companies to sufficiently increase the prices of their premium products to offset volume declines from consumers down-trading to lower-priced competitive brands or moving across tobacco categories could have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
Furthermore, our ability to effectively respond to new and evolving adult tobacco consumer purchase behavior catalyzed by challenging macroeconomic conditions and changes in adult tobacco consumer preferences depends on our ability to promote brand equity successfully among our premium and discount brands and broaden our product portfolios across price-points and categories, including by bringing to market new and innovative tobacco products that appeal to adult tobacco consumers. Our failure to do so or our failure to anticipate changing adult tobacco consumer preferences, improve productivity or protect or enhance margins through cost savings and price increases, could have a material adverse effect on our business, results of operations, cash flows or financial position.
We face significant competition, and our failure to compete effectively could have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
Our operating companies operate in highly competitive environments. Significant competition exists with respect to product quality, taste, price, product innovation, marketing, packaging, distribution and promotional activities. Because many of our operating companies’ products are market leaders, we are subject to antitrust risk. In addition, as adult tobacco consumer preferences evolve, consumers are increasingly moving across tobacco categories. Our operating companies’ failure to compete effectively in these environments could negatively impact their profitability, market share and shipment volume.
The growth of innovative tobacco products, including legal and illicit e-vapor products and oral nicotine pouches, has contributed to reductions in the consumption levels and industry sales volumes of cigarettes and other tobacco products, including MST products. These reductions have negatively impacted our business. Furthermore, the proliferation of illicit flavored disposable e-vapor products has negatively impacted the growth of pod-based e-vapor products, including NJOY. If we are unable to compete effectively in innovative tobacco product categories, including through internal product development, on! oral nicotine pouch products, NJOY e-vapor products, our participation in Horizon, other potential future partnerships with Japan Tobacco and potential future relationships and investments, such inability could have a material adverse impact on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
The competitive environments in which our operating companies compete and our operating companies’ competitive positions can be significantly influenced by the price differentials between premium and discount brands. PM USA faces competition from lower-priced brands sold by certain United States and foreign manufacturers that have cost advantages because they are not parties to settlements of certain healthcare cost recovery litigation in the United States and, as such, are not required to make annual settlement payments as required by the parties to the settlements. These settlement payments, which are inflation-adjusted, are significant for PM USA and have contributed to substantial cigarette price increases to help cover their cost. Manufacturers not party to the settlements are subject to state escrow legislation requiring escrow deposits. Such manufacturers may avoid these escrow obligations by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers’ cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, diversion of tobacco products intended for sale in one taxing jurisdiction within the United States into another taxing jurisdiction, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes and imports of foreign lower-priced brands. Competition may also result from tax advantages available to companies with significant imports and exports of finished goods. Our failure to compete with lower-priced brands and counter the impacts of illicit trade in tobacco products could have a material adverse effect on our business, results of operations, cash flows or financial position.
We may be unsuccessful in commercializing innovative products, including tobacco products with reduced health risks relative to certain other tobacco products and that appeal to adult tobacco consumers, which may have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
We have growth strategies involving innovative products that may have reduced health risks relative to certain other tobacco products, while continuing to offer adult tobacco consumers (within and outside the United States) products that meet their taste expectations and evolving preferences. These strategies include e-vapor, heated tobacco and oral nicotine pouch products. For example, we have plans to commercialize next generation on! and NJOY products once regulatory authorizations are received. If the outcome of any legal proceedings or investigations involving NJOY prevent us from, or we are otherwise unsuccessful in, executing these strategies, there could be a material negative impact on our business and our ability to achieve our Vision. For example, in January 2025, in a patent lawsuit adjudicated before the U.S. International Trade Commission (“ITC”), the ITC imposed bans on the importation of NJOY ACE into the United States and the sale and marketing of NJOY ACE products previously imported into the United States. The ITC’s decision to impose these restrictions is currently under a 60-day review by the Office of the U.S. Trade Representative, which could approve or reject the ITC’s decision. If the Office of the U.S. Trade Representative does not reject the ITC’s decision, the restrictions will take effect on March 31, 2025 or earlier if the Trade Representative notifies the ITC of approval before the 60 days elapse.
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
Lengthy and unpredictable regulatory review periods complicate efforts to strategize and plan with respect to commercialization of new products, and we cannot predict or influence the speed with which the FDA reviews PMTAs. For example, a protracted FDA review of one of our operating companies’ PMTAs would allow competitive products already on the market to establish market share, brand recognition and adult tobacco consumer loyalty in the absence of competition from our product. If we do not succeed in commercializing innovative tobacco products that appeal to adult tobacco consumers or we fail to obtain or maintain regulatory authorization for the marketing or sale of these products, including with claims of reduced health risks, we could be at a competitive disadvantage, which could have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
Our inability to successfully counter the effects of illicit trade in tobacco products, including e-vapor products, could have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
Illicit trade in tobacco products has had, and could continue to have, an adverse impact on our business, including the sales volumes and market shares of our operating companies’ innovative and smoke-free products and traditional tobacco products. Illicit trade can take many forms, including the sale of counterfeit tobacco products; the sale of tobacco products that do not comply with the FSPTCA and FDA regulations; the sale of tobacco products in the United States that are intended for sale outside the country; the sale of untaxed tobacco products over the Internet and by other means designed to avoid the collection of applicable taxes; and the diversion into one taxing jurisdiction of tobacco products intended for sale in another jurisdiction. Counterfeit versions of our operating companies’ products can negatively affect adult tobacco consumer experiences with and opinions of those brands as well as other stakeholders’ perceptions and opinions of our companies and brands. Illicit trade in tobacco products also harms law-abiding wholesalers and retailers by depriving them of lawful sales and undermines the significant investment we have made in legitimate distribution channels. Moreover, illicit trade in tobacco products results in federal, state and local governments losing tax revenues. Losses in tax revenues can cause such governments to take various actions, including increasing excise taxes, imposing legislative or regulatory requirements, or asserting claims against manufacturers of tobacco products or members of the trade channels through which such tobacco products are legally distributed and sold, each of which could have an adverse effect on our business, results of operations, cash flows or financial position.
In the e-vapor category, illicit flavored disposable product usage has significantly increased, and such products now comprise the majority of the e-vapor category. The impacts of this dynamic include declines in pod-based e-vapor product volume and increased cross-category movement among adult cigarette smokers that has contributed to higher than expected domestic cigarette industry volume declines. Recent enforcement actions by regulatory agencies have not had a material impact in curbing the proliferation and sale of illicit disposable e-vapor products. This dynamic has made the operating environment challenging for our businesses. We have increased engagement with the FDA and other government agencies to encourage enforcement action against these illicit products, but such enforcement has been inadequate to date. We also have taken legal action to protect our lawful e-vapor business, which exposes us to additional costs and expenses. Our failure to counter the impacts of illicit flavored disposable e-vapor products and the FDA’s failure to take meaningful enforcement actions against manufacturers and products that violate the law could have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
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
We may not be able to realize the expected benefits of the NJOY Transaction in the expected manner or timeframe, if at all, including due to failure to receive or maintain regulatory authorizations, changes in adult tobacco consumer preferences, failure to comply with regulatory requirements, prevailing economic, market, regulatory or business conditions, or changes in such conditions negatively affecting our business and our plans with respect to the e-vapor category, the outcome of any current or future legal proceeding or investigation related to the NJOY Transaction or NJOY or its products and the occurrence of any event requiring us to write down the value of NJOY’s goodwill or intangible assets, or both, due to impairment. For example, in January 2025, in a patent lawsuit adjudicated before the ITC, the ITC imposed a ban on the importation of NJOY ACE into the United States and the sale and marketing of NJOY ACE products previously imported into the United States. If the ban on the importation into the United States and the sale and marketing of NJOY ACE becomes effective, it could have a material adverse effect on our ability to realize the anticipated benefits of the NJOY Transaction.
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
Shifts in crops (such as those driven by macroeconomic conditions and adverse weather patterns), government restrictions and mandated prices, production control programs, economic trade sanctions, import duties and tariffs, international trade disruptions, labor disruptions, inflation, geopolitical instability, climate and environmental changes and disruptions due to man-made or natural disasters may increase the cost or reduce the supply or quality of tobacco and other raw materials, ingredients and component parts used to manufacture our products. Any significant change in such factors could restrict our ability to continue manufacturing and marketing existing products or impact adult tobacco consumer product acceptability and have a material adverse effect on our business and profitability.
For varieties of tobacco only available in limited geographies, government-mandated prices and production control programs, political instability or government prohibitions on the import or export of tobacco in certain countries pose additional risks to price, availability and quality. As consumer demand increases for innovative smoke-free products and decreases for combustible and MST products, the volume of tobacco leaf required for production of these products has decreased, resulting in reduced tobacco leaf demand. Reduced demand for tobacco leaf may result in the reduced supply and availability of domestic tobacco and increased costs, as growers divert resources to other crops or cease farming. Macroeconomic factors, such as tariffs, may exacerbate reductions in demand for tobacco leaf by increasing the cost of purchasing tobacco leaf from a supplier in another country. The unavailability or unacceptability of any one or more particular varieties of tobacco leaf or the unavailability of nicotine extract necessary to manufacture our operating companies’ products could negatively impact our ability to continue marketing existing products or impact adult tobacco consumer product acceptability, which could have a material adverse effect on our business and profitability. In addition, the nicotine used in our operating companies’ innovative smoke-free products is extracted from tobacco produced in one country. If we are unable to identify alternate sources of nicotine for our operating companies’ innovative products, we could be exposed to the risks discussed above.
Current geopolitical and macroeconomic conditions (including tariffs, inflation, high interest rates, labor shortages, supply and demand imbalances and international armed conflicts) are causing worldwide disruptions and delays to supply chains and commercial markets, which limit access to, and increase the cost of, raw materials, ingredients and component parts (for example, wood tips used in our cigar products and aluminum used in our packaging). As consumer demand increases for innovative smoke-free products and decreases for combustible and MST products, the volume of raw materials, ingredients and component parts required for the production of these products has decreased. Reduced demand for raw materials, ingredients and component parts may reduce supply and availability and increase the cost of raw materials, ingredients and component parts as suppliers divert resources to other products or cease producing these products. Furthermore, challenging economic conditions can create the risk that our suppliers, distributors, logistics providers or other third-party partners suffer financial or operational difficulties, which may impact their ability to provide us with or distribute finished product, raw materials and component parts and services in a timely manner or at all. If we are unable to identify alternate sources of raw materials, ingredients and component parts for our operating companies’ products, we could be exposed to supply risk.
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
Our operating companies face risks inherent in reliance on a few significant manufacturing facilities and a small number of key suppliers, distributors and distribution chain service providers. A natural or man-made disaster, cybersecurity incident, global pandemic, labor disruption or other disruption that affects the manufacturing operations of any of our operating companies, the operations of any key supplier, distributor or distribution chain service provider of any of our operating companies or any other disruption in the supply or distribution of goods or services (including a key supplier’s inability to comply with government regulations, lack of available workers or unwillingness to supply goods or services to a tobacco company) could adversely impact operations. Operations of our operating companies, suppliers, distributors and distribution chain service providers could be suspended temporarily once or multiple times, or halted permanently, depending on various factors. An extended disruption in operations experienced by one or more of our operating companies or in the supply or distribution of goods or services by one or more key suppliers, distributors or distribution chain service providers, could have a material adverse effect on our business, results of operations, cash flows or financial position.
We may be required to write down goodwill and intangible assets, including trademarks and intellectual property, due to impairment, which could have a material adverse effect on our results of operations or financial position.
We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general macroeconomic conditions, the proliferation of illicit products, government actions, including FDA regulatory actions and inaction, changes in category growth (decline) rates as a result of changing adult tobacco consumer preferences, success of planned new product expansions, competitive activity, unfavorable outcomes with respect to litigation proceedings, including actions brought against us alleging patent infringement, and income and excise taxes. Certain events also can trigger an immediate review of intangible assets.
For example, we recorded an impairment on the value of the Skoal trademark in the second quarter of 2024. The impairment was the result of the decrease in the fair value of the Skoal trademark caused by decreases in the size of the MST products category, which were due, in part, to the growth of nicotine pouch volumes. We continue to monitor several factors that impact the fair value of the Skoal trademark. For example, if Skoal’s actual revenue and income or long-term outlook are significantly different from forecasted performance used to estimate the fair value or if the discount rate used to estimate the fair value increases, we could have an additional non-cash impairment on the carrying value of the Skoal trademark in future periods.
We monitor several factors that could impact the carrying value of our e-vapor reporting unit’s goodwill and related definite-lived intangible assets. Increasing sales of illicit flavored disposable e-vapor products and the lack of meaningful enforcement against these products have negatively impacted the volume growth of NJOY’s pod-based e-vapor products. Additionally, in January 2025, in a patent lawsuit adjudicated before the ITC, the ITC imposed bans on the importation of NJOY ACE into the United States and the sale and marketing of NJOY ACE products previously imported into the United States. If the bans on the importation into the United States and the sale and marketing of NJOY ACE become effective or continued illicit e-vapor product sales or other factors result in a significantly unfavorable long-term outlook for NJOY’s volume growth rates versus our projections used to estimate the fair value, either development could result in a non-cash impairment of our e-vapor reporting unit’s goodwill or related definite-lived intangible assets, or both, in future periods.
If any impairment is determined to exist, we will incur impairment charges, which could have a material adverse effect on our results of operations or financial position.
Our Optimize & Accelerate initiative may expose us to increased risks relating to business continuity and our internal control over financial reporting and audit procedures, among others, which could have a material adverse impact on our business, cash flows, financial position or results of operations.
In October 2024, we announced the multi-phase Initiative, through which we plan to increase our organization’s speed, efficiency and effectiveness by centralizing work, outsourcing certain transactional tasks and streamlining, automating and standardizing processes.
The Initiative presents a number of risks that could adversely impact our business, such as risks relating to operational continuity, talent management and internal control over financial reporting and audit procedures. For example, we may experience a loss of continuity, loss of accumulated knowledge and inefficiency during transitional periods. Furthermore, many of the tasks that will be outsourced will be performed in developing countries that may be at a heightened risk for geopolitical uncertainty, which could result in service interruptions. The expected savings associated with the Initiative may be offset to some extent by business disruption during the implementation phase as well as investments in new processes and systems until such time as the Initiative is fully implemented. The accelerated frequency and scale of new technology and systems deployment to support the Initiative may increase risks to our internal control framework, protection of sensitive data and regulatory compliance. Additionally, the Initiative may lead to a loss of control and oversight of outsourced functions, which could weaken our existing internal control over financial reporting and present audit challenges. If the vendors to whom we outsource certain tasks do not adhere to our financial controls and compliance processes and procedures, we could be at an increased risk for fraud and financial misstatements.
If actual results of the Initiative differ from our expectations with respect to the continuity and reliability of outsourced tasks, maintenance of internal control over financial reporting and audit procedures, we may experience an adverse impact on our business, results of operations or financial position.
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
We may be unable to attract and retain a highly skilled workforce due to the decreasing social acceptance of tobacco usage, tobacco control actions and other factors, which could have a material adverse effect on our business and our ability to achieve our Vision.
Our ability to implement our strategy of attracting and retaining a highly skilled workforce may be impaired by the decreasing social acceptance of tobacco usage, tobacco regulation and control actions and other factors. We compete for talent with the consumer products industry and other companies that may enjoy greater societal acceptance and fewer long-term challenges. As a result, we may be unable to attract and retain highly qualified talent, which could have a material adverse effect on our business and our ability to achieve our Vision.
Litigation, Legislative and Regulatory Risks
Unfavorable outcomes with respect to litigation proceedings or any governmental investigations could materially adversely affect our results of operations, cash flows or financial position and our ability to achieve our Vision.
Legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against us and our subsidiaries, including PM USA, as well as our and their respective indemnitees and indemnitors. Various types of claims may be raised in these proceedings, including product liability, unfair trade practices, antitrust, tax, contraband-related claims, patent infringement, employment matters, environmental matters, claims alleging violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), claims for contribution and claims of competitors, shareholders and distributors. Legislative action, such as changes to tort law, also may expand the types of claims and remedies available to plaintiffs.
Competitors and other third parties have brought and may in the future bring action against us, our subsidiaries and/or our suppliers alleging patent infringement. Such claims, regardless of merit, expose us to significant litigation costs and damages, importation bans with respect to products and product components manufactured abroad, divert management’s attention and compromise our operating companies’ abilities to commercialize and improve their products. This risk is especially pertinent to smoke-free products where technology continues advancing rapidly, resulting in a high volume of patents in relevant technology spaces. In a patent lawsuit adjudicated before the ITC, the ITC banned the importation of IQOS devices, Marlboro HeatSticks and component parts into the United States and the sale and marketing of any such products previously imported into the United States. As a result of the ITC’s decision, PM

USA removed the IQOS devices, Marlboro HeatSticks and any infringing components from the marketplace. We assigned the U.S. commercialization rights to the IQOS System to PMI in April 2024. In a separate patent lawsuit brought by JUUL, the ITC imposed similar restrictions on NJOY ACE. If the ban on the importation into the United States and the sale and marketing of NJOY ACE becomes effective, it could have a material adverse effect on our business, our valuation of NJOY’s assets and our plans with respect to the e-vapor category.
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
We have extensive experience litigating tobacco-related cases in a number of jurisdictions, with the vast majority of these cases having been filed in Florida. However, in recent years, we have seen an increase in the number of these cases filed against PM USA in jurisdictions outside of Florida. Managing complex litigation in multiple jurisdictions at an accelerated rate compounds the significant uncertainty as to the likelihood of adverse developments in pending or future cases.
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
We cannot predict whether regulators, including the FDA, will permit the marketing or sale of any particular innovative products (including products with claims of reduced risk to adult tobacco consumers) or whether they will impose a burdensome regulatory framework on such products. In addition, the FDA could, for a variety of reasons, determine that innovative products on the market but pending FDA review of the associated PMTA (such as on! oral nicotine pouches), or those that have previously received authorization are not appropriate for the public health, and the FDA could require such products be taken off the market. We also cannot predict whether or to what extent the FDA will take enforcement actions against manufacturers and products that violate the law.
The actions and inaction of regulators, including the FDA, can result in competitive challenges. For example, unpredictable and lengthy regulatory review periods complicate efforts to strategize and plan with respect to commercialization of new products, and we cannot predict or influence the speed with which the FDA reviews PMTAs. A protracted FDA review of one of our operating companies’ PMTAs would allow competitive products already on the market to establish market share, brand recognition and adult tobacco consumer loyalty in the absence of competition from our product. Additionally, we cannot control the order in which the FDA reviews PMTAs. The FDA could review a PMTA for a competitor’s product before it reviews a PMTA submitted by one of our operating companies with respect to a competing product notwithstanding that our operating company submitted its PMTA first. Scenarios such as these would put us at a competitive disadvantage, which could have a material adverse impact on our business, profitability and our ability to achieve our Vision.
In addition to the outcomes discussed above, actions and inaction by the FDA and other federal, state or local governments or agencies can (i) impact the adult tobacco consumer acceptability of or access to tobacco products (for example, through nicotine or constituent limits or menthol or other flavor bans), (ii) limit adult tobacco consumer choices, (iii) restrict communications to adult tobacco consumers, (iv) restrict the ability to differentiate tobacco products, (v) impose additional manufacturing, labeling or packaging requirements, (vi) interrupt manufacturing or otherwise significantly increase the cost of doing business, (vii) result in increased illicit trade in tobacco products, (viii) restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments, (ix) require the recall of tobacco products due to a determination relating to product contamination or (x) otherwise require the removal of tobacco products from the marketplace (for example, due to a determination that one or more tobacco products fail to satisfy the statutory requirements for substantial equivalence, must proceed through the pre-market review process or must be removed from the marketplace for the protection of public health).
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
The increased concern over climate change and other sustainability matters is likely to result in new or additional legal and regulatory requirements intended to reduce or mitigate environmental issues. Furthermore, as our operating companies do business in new international markets and expand their product portfolios, we may become subject to new legal and regulatory requirements related to climate change and other environmental and corporate sustainability matters. New or additional requirements may relate to, among other things, greenhouse gas emissions, alternative energy policy, single-use plastics and additional disclosure obligations with respect to climate change and environmental sustainability matters. These additional laws and regulations could materially adversely affect our business, results of operations, cash flows and financial condition by increasing our compliance and manufacturing costs and creating legal and reputational risk if we are unable to, or are perceived not to, satisfy such requirements.
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
Our performance relating to corporate responsibility matters and investor and stakeholder responses thereto may impact our reputation, ability to attract investors and the market value of our stock.
There has been a heightened focus from investors and other stakeholders on corporate responsibility, including with respect to environmental, social and governance matters. In response, there has been an increase in third-party providers of assessments and ratings to satisfy investor demand for measurement of corporate responsibility performance, and the criteria by which these third parties measure such performance may vary or change over time. Furthermore we have published reports concerning our goals, approach and progress with respect to a range of corporate responsibility focus areas. Investors may use these non-financial performance factors and reports to guide investment strategies, and investor and other stakeholder expectations of and responses to our policies, actions, goals and disclosures concerning corporate responsibility matters may evolve over time. Investors may choose not to invest in us if their policies prevent them from investing in tobacco companies and may base investment and other decisions on their view of our policies, actions, goals or disclosures with respect to corporate responsibility matters.
There is also increased focus, including by governmental and non-governmental organizations, investors, trade customers, consumers, our employees and others, on environmental, social and governance matters. Despite our efforts, any failure to achieve our corporate responsibility goals, including those aimed at reducing the harm associated with our companies’ products and our underage tobacco prevention goals, could result in adverse publicity. Furthermore, if investors or other stakeholders view our corporate responsibility policies, actions, goals or disclosures as insufficient or otherwise unacceptable, we could incur negative publicity and litigation challenges. These outcomes could materially adversely affect our businesses and reputation and impair our ability to attract and retain investors, which could have a material negative impact on the market value of our stock.
Information Technology and Data Privacy Risks
The failure of our, or our service providers’, key suppliers’ or trade customers’, information systems to function as intended, or cyber-attacks or security breaches, could have a material adverse effect on our business, reputation, results of operations, cash flows or financial position.
We rely extensively on information technology, much of which is managed by third-party service providers (such as cloud data service providers), to support a variety of business processes and activities, including: complying with regulatory, legal, financial reporting and tax requirements; engaging in marketing and e-commerce activities; managing and improving the effectiveness of our operations; researching, developing, manufacturing and distributing our products; collecting and storing sensitive data and confidential information; and communicating with employees, investors, suppliers, trade customers, adult tobacco consumers and others. Our suppliers, supply chain service providers and trade customers also rely extensively on information systems. We are also increasing the frequency and scale of new technology and systems deployment both directly and through third parties.
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
From time-to-time, we and our service providers, suppliers and trade customers experience attempts to infiltrate and interrupt information systems. To date, we have not experienced any interruptions of these information systems as a result of infiltration attempts. However, because technology is increasingly complex and cyber-attacks are increasingly sophisticated and more frequent, there can be no assurance that such incidents will not cause interruptions that could have a material adverse effect on us in the future. For example, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our and our service providers’, key suppliers’ and trade customers’ cybersecurity risks. Bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information and adversely impact our business.
Outsourcing certain business functions pursuant to the Initiative may increase our exposure to risks such as data breaches, which could compromise sensitive information. Implementation of new technology and systems deployment may increase our risk of data security incidents, internal control failures and regulatory noncompliance. Our vendors and third-party partners may incorporate artificial intelligence tools into their offerings with or without disclosing this use to us. The providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards concerning privacy and data protection, which may result in a loss of intellectual property or confidential information or cause harm to our reputation and the public perception of the effectiveness of our security measures. Failure of our, or our service providers’, key suppliers’ or trade customers’, information systems to function as intended, or cyber-attacks or security breaches, could result in loss of revenue, assets, personal data, intellectual property, trade secrets or other sensitive and confidential data, financial misstatements, violation of applicable privacy and data security laws, reputational harm to our operating companies and their brands, operational disruptions, legal challenges and significant remediation and other costs, all of which could have a material adverse effect on our business, reputation, results of operations, cash flows or financial position.
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
These laws and regulations may be interpreted and applied differently from country to country or, within the United States, from state to state, and can create inconsistent or conflicting requirements. For example, as our business expands internationally and we outsource certain business functions to vendors in foreign jurisdictions as part of the Initiative, we may incur additional costs associated with compliance with foreign data protection laws and incur additional risk of non-compliance with such laws. Privacy laws and regulations are also expanding in the United States. Comprehensive state privacy laws are either in effect or have been enacted in a number of states, and similar laws are being considered in several other states, as well as at the federal and local levels. Our efforts, and the efforts of our service providers, key suppliers and trade customers, to comply with the evolving patchwork of differing foreign, federal, state and local laws and regulations impose significant costs and challenges that are likely to continue to increase over time, particularly as additional jurisdictions adopt similar regulations. Failure to comply with these laws and regulations or to otherwise protect personal data from unauthorized access, use or other processing, could result in litigation, claims, regulatory proceedings, inquiries or investigations, damage to our reputation, fines, penalties and business disruptions, all of which could have a material adverse effect on our business, reputation, results of operations, cash flows or financial position.
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
We assess the value of our investment in ABI as required by United States generally accepted accounting principles (“GAAP”). If the carrying value of our investment in ABI exceeds its fair value and we determine that the loss in value is other than temporary, we record appropriate impairment losses. In a prior period, we concluded that the fair value of our investment in ABI declined below the carrying value of our investment in ABI and that this decline in fair value was other than temporary. As a result, we recorded a non-cash, pre-tax impairment charge for that period. It is possible that we may be required to record significant impairment charges in the future and, if we do so, our net earnings and carrying value of our investment in ABI could be materially adversely affected.
In the event that our ownership percentage in ABI were to decrease below certain levels, (i) we may be subject to additional tax liabilities, (ii) the number of nominees that we have the right to select for election to the ABI board of directors could be reduced and (iii) we may be unable to continue to account for our investment in ABI under the equity method of accounting.
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

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk Management and Strategy
We rely extensively on information technology, much of which is managed by third-party service providers (such as cloud data service providers), to support a variety of business processes and activities, including: complying with regulatory, legal, financial reporting and tax requirements; engaging in marketing and e-commerce activities; managing and improving the effectiveness of our operations; researching, developing, manufacturing and distributing our products; collecting and storing sensitive data and confidential information; and communicating with employees, investors, suppliers, trade customers, adult tobacco consumers and others. Recognizing the critical importance of cybersecurity in today’s digital landscape, we are committed to safeguarding our information assets, protecting consumer data and maintaining the integrity and availability of our systems. Accordingly, we have implemented an extensive cybersecurity risk management framework designed to identify, assess, mitigate and prevent potential cybersecurity risks and to align with industry best practices and all applicable regulatory requirements. We leverage the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and industry best practices to identify and prioritize cybersecurity risks based on their potential impacts. We also use the NIST framework and industry best practices to drive enhancements to our program that are designed to protect our assets and third-party partners. The NIST framework also helps us maintain ongoing compliance with regulatory requirements. We align our security standards for infrastructure configuration with the Center for Internet Security’s Benchmarks, which are prescriptive recommendations based upon the consensus of global cybersecurity experts.
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
We regularly engage third-party consulting services to conduct audits and assessments of the effectiveness of our cybersecurity controls and processes and identify areas for improvement based on developments in industry best practices. We typically engage these services annually, though the cadence can differ based on the results of the audits and assessments. We also leverage third parties to evaluate our cybersecurity and risk management strategy, review policies and procedures to address new risks and maintain ongoing compliance with evolving legal and regulatory requirements. For example, we partner with leading global security providers to leverage various threat intelligence channels as input to monitor and tune our cybersecurity controls.
▪Security Controls: We employ a layered approach to cybersecurity, implementing a range of technical and procedural controls designed to protect critical systems and data. These controls include (i) firewalls and intrusion detection and prevention systems to monitor and block unauthorized access attempts, detect and deter malicious activity and safeguard network infrastructure, (ii) encryption, including secure protocols and multi-factor authentication, to protect information in transit and at rest and (iii) secure network architecture that segregates critical systems from the public internet, limiting exposure to potential threats. We also conduct regular security patching to manage emerging cyber threats.
▪Incident Response: We have established an incident response plan and playbooks, which include procedures designed to respond to and recover from cybersecurity incidents. These procedures, which our IT Risk Management function reviews on an ongoing basis both internally and with third-party consultants, provide detailed descriptions of the roles and responsibilities of key stakeholders and the procedures for communication and coordination during an incident. The procedures also provide guidelines for escalating information to senior management, our Disclosure Controls Committee, our Audit Committee, which, as discussed below, has been delegated cybersecurity program oversight responsibility, and our full Board and for providing timely public disclosure, when necessary.
To maintain incident readiness, business continuity and IT resilience, we conduct periodic disaster recovery exercises and cybersecurity incident management exercises led by our IT Risk Management function. These exercises involve simulating various scenarios and testing our response strategies, allowing us to identify vulnerabilities, refine procedures and enhance our overall crisis management and recovery capabilities. We believe regular practice and evaluation allows us to minimize the impact of potential disruptions and safeguard our operations, data and reputation.
▪Employee Awareness and Training: We recognize that employees play a critical role in maintaining a strong cybersecurity posture. Our Information Governance Policy sets forth the requirements for employee conduct relating to company information and company-managed devices, including relevant privacy, data security and data retention policies. We believe that our Information Governance Policy is aligned with industry best practices and applicable legal and regulatory requirements. In addition to our Information Governance Policy, we conduct cybersecurity training programs emphasizing the importance of cybersecurity awareness at least annually and more frequently as necessary or advisable. These programs address relevant cybersecurity topics, such as common cybersecurity threats, phishing awareness and best practices for safeguarding sensitive information. Employees are held accountable for completing all assigned cybersecurity programs and meeting certain performance thresholds in phishing awareness exercises, and there is a range of consequences for underperformance that includes termination.
▪Third-Party Risk Management: We acknowledge the potential cybersecurity risks inherent in our relationships with third-parties. Accordingly, we have implemented a third-party risk management program to identify and oversee such risks. This program relies on key elements including risk assessment, due diligence, contractual provisions and ongoing monitoring to identify and mitigate impacts from high-risk third-parties and of specific risks. We use security risk assessment questionnaire tools to identify high-risk third-parties, which we believe allows us to effectively assess and mitigate potential security vulnerabilities.
Our third-party risk assessment framework evaluates the cybersecurity practices and controls of third-parties. For high-risk third-parties, we perform due diligence inquiries, reviewing documentation with respect to their security policies, incident response capabilities, data protection measures and regulatory compliance. We also review evidence of cybersecurity certifications and the results of independent audits. For high-risk third-parties with access to sensitive data or systems, we conduct more in-depth assessments. Our contracts with high-risk third-parties contain provisions related to data protection, confidentiality, incident reporting and compliance with all applicable laws and regulations. Throughout our engagements with high-risk third-parties, we maintain a monitoring program with respect to their cybersecurity posture. Leveraging tools such as security questionnaires, security ratings and external threat intelligence, we regularly review and update third-party risk assessments based on changes in the third-party’s services or practices and the risk landscape.
Governance
Our Board devotes significant time and attention to our cybersecurity and information technology risks. Our Board executes its cybersecurity risk oversight as a whole and by delegating responsibility to our Audit Committee. Our CISO and Chief Information Officer present to our Board annually and to our Audit Committee at least twice each year on a broad range of topics, such as recent and potential cybersecurity threats and incidents across our industry, best practices and policies, emerging trends, vulnerability assessments and management’s ongoing efforts to prevent, detect and address internal and external cybersecurity threats specific to us. These briefings also include reporting on periodic third-party cybersecurity program assessments and benchmarks and updates from our cybersecurity incident management exercises. Cybersecurity risks are documented in an IT Risk Dashboard, which is shared with our Audit Committee for awareness several times each year. Our full Board also has access to these materials. Finally, we provide periodic cybersecurity training to our Audit Committee and Board to further cybersecurity awareness and risk oversight.

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
Our CISO is responsible for assessing and managing cybersecurity risks and maintaining our cybersecurity program. Our CISO has over 25 years of experience, including five years as our CISO, managing technology risks across multiple industries, including financial services, technology and manufacturing. Through strategic hiring and internal development, our CISO enhances the levels of skill and experience on our IT Risk Management team to stay ahead of evolving cybersecurity threats. As of the date of this filing, 100% of our IT Risk Management team has technical industry certification, and members of the IT Risk Management team have an average of 15 years of cybersecurity experience. Our CISO currently serves as an advisor to multiple industry groups. Our cybersecurity program undergoes an annual third-party controls effectiveness assessment and bi-annual program maturity evaluation against industry peers and consistently receives assessments indicating that it is ahead of the cybersecurity programs of our peer group.
As of the date of this filing, we are not aware of any current cybersecurity threats or cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business, results of operations or financial condition. From time-to-time, we and our third-party service providers, suppliers and trade customers experience attempts to infiltrate and interrupt information systems. To date, we have not experienced any interruptions of these information systems as a result of infiltration attempts. For further discussion of the risks related to cybersecurity, see Risks Relating to Our Business - Information Technology and Data Privacy Risks in Item 1A.

Item 2. Properties.
ALCS owns one property in Richmond, Virginia that serves as the headquarters facilities for Altria, PM USA, USSTC, Middleton, Helix, NJOY and certain other subsidiaries.
PM USA owns and operates a manufacturing facility located in Richmond, Virginia that PM USA uses in the manufacturing of cigarettes (smokeable products segment). PM USA leases portions of this facility to our other subsidiaries for use in the manufacturing of cigars (smokeable products segment) and oral nicotine pouches (oral tobacco products segment). In addition, PM USA owns a research and technology center in Richmond, Virginia that it leases to ALCS.
The oral tobacco products segment has various manufacturing and processing facilities, the most significant of which are located in Nashville, Tennessee and Hopkinsville, Kentucky.
The plants and properties owned or leased and operated by us are maintained in good condition and are believed to be suitable and adequate for present needs.

Item 3. Legal Proceedings.
The information required by this Item is included in Note 20. Contingencies to our consolidated financial statements in Item 8 (“Note 20”) and Exhibits 99.1 and 99.2 to this Form 10-K. Altria’s consolidated financial statements and accompanying notes for the year ended December 31, 2024 were filed on Form 8-K on January 30, 2025 (such consolidated financial statements and accompanying notes are also included in Item 8). The following summarizes certain developments in Altria’s litigation since the filing of the Form 8-K.
Recent Developments
▪E-vapor Product Litigation
In February 2025, we filed a motion for reconsideration of the ITC’s determination finding that NJOY ACE infringes the four patents plaintiff asserted, asking the ITC to reverse its determination that NJOY ACE infringes one of the four patents that the ITC determined NJOY ACE infringes.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Performance Graph
The graph below compares the cumulative total shareholder return of our common stock for the last five years with the cumulative total return for the same period of the S&P 500 Index and the S&P Food, Beverage and Tobacco Industry Group Total Return Index. The graph assumes the investment of $100 in common stock and each of the indices as of the market close on December 31, 2019 and the reinvestment of all dividends on a quarterly basis.

Comparison of Five-Year Cumulative Total Shareholder Return
Altria
S&P Food, Beverage & Tobacco
S&P 500
200
150
100
50
Altria/Index Value
2019
2020
2021
2022
2023
2024
Year Ending

Date	Altria	S&P Food, Beverage & Tobacco	S&P 500
December 2019	$100.00	$100.00	$100.00
December 2020	$89.62	$105.56	$118.40
December 2021	$111.37	$122.64	$152.39
December 2022	$116.24	$133.76	$124.79
December 2023	$112.08	$127.99	$157.59
December 2024	$157.88	$132.50	$197.02
Source: FactSet - Total return assumes reinvestment of dividends as of the ex-dividend date.
Market and Dividend Information
The principal stock exchange on which our common stock (par value $0.33 1/3 per share) is listed is the New York Stock Exchange under the trading symbol “MO”. At February 14, 2025, there were approximately 46,000 holders of record of our common stock.
We have a history of paying cash dividends, and have a progressive dividend goal targeting mid-single digits dividend per share growth annually through 2028. Future dividend payments remain subject to the discretion of our Board.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2024
In January 2024, our Board authorized a $1.0 billion share repurchase program that it increased to $3.4 billion in March 2024 (as increased, “January 2024 share repurchase program”), which we completed in December 2024.
In January 2025, our Board authorized a new $1.0 billion share repurchase program, which we expect to complete by December 31, 2025. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our share repurchase activity for each of the three months in the period ended December 31, 2024, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1- October 31, 2024	2,352,238	$50.04	2,351,399	$191,863,426
November 1- November 30, 2024	1,781,329	$55.30	1,777,700	$93,546,378
December 1- December 31, 2024	1,707,103	$54.80	1,707,103	$—
For the Quarter Ended December 31, 2024	5,840,670	$53.04	5,836,202
(1) The total number of shares purchased includes (a) shares purchased under the January 2024 share repurchase program and (b) shares withheld by Altria in an amount equal to the statutory withholding taxes for vested stock-based awards previously granted to eligible employees (which totaled 839 in October and 3,629 in November).

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the other sections of this Form 10-K, including our consolidated financial statements and related notes contained in Item 8, and the discussion of risk factors that may affect future results in Item 1A. Additionally, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in our 2023 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, which we filed with the SEC on February 27, 2024 and is incorporated by reference into this Form 10-K.
In this MD&A section, we refer to the following “adjusted” financial measures: adjusted operating companies income (loss) (“OCI”); adjusted OCI margins; adjusted net earnings; adjusted diluted earnings per share (“EPS”); and adjusted effective tax rates. We also refer to the ratio of debt-to-Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our credit agreement, which includes certain adjustments). These financial measures are not required by, or calculated in accordance with, GAAP and may not be calculated the same as similarly titled measures used by other companies. These financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. For a further description of these non-GAAP financial measures, see the Non-GAAP Financial Measures section below.
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
In smoke-free products, we own USSTC, the leading global MST manufacturer, Helix, a leading manufacturer of oral nicotine pouches, and NJOY, an e-vapor manufacturer with a commercialized product portfolio fully covered by MGOs from the FDA. Additionally, we have a majority-owned joint venture, Horizon, for the U.S. marketing and commercialization of HTS products.
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

For a description of Altria, see Item 1. Business of this Form 10-K (“Item 1”).
Vision and 2028 Goals
As we execute on our Vision, we established our 2028 Enterprise Goals (“2028 Goals”) to provide our investors with specific metrics to measure our progress. Our 2028 Goals are:
▪Corporate
▪Deliver a mid-single digits adjusted diluted EPS compounded annual growth rate in 2028 from a $4.84 base in 2022 (for our progress through 2024, see Consolidated Results of Operations);
▪A progressive dividend goal targeting mid-single digits dividend per share growth annually through 2028;
▪Target a debt-to-Consolidated EBITDA ratio of approximately 2.0x (see Liquidity and Capital Resources);
▪Maintain our leadership position in the U.S. tobacco space; and
▪Maintain a total adjusted OCI margin of at least 60% in each year through 2028 (see Operating Results by Business Segment).
▪U.S. Smoke-Free Portfolio
▪Grow U.S. smoke-free volumes by at least 35% from our 2022 base of 800 million units by 2028 (see Operating Results by Business Segment); and
▪Approximately double our U.S. smoke-free net revenues to $5 billion by 2028 from our 2022 base, with $2 billion sourced from innovative smoke-free products (see Operating Results by Business Segment).
We are reassessing our U.S. smoke-free goals due to the continued proliferation of illicit flavored disposable e-vapor products resulting from insufficient enforcement action against manufacturers, distributors and retailers of these products. We anticipate providing updated U.S. smoke-free goals when we have more clarity on how the legitimate e-vapor market may evolve. For additional information on the e-vapor category, see Operating Results by Business Segment - Business Environment.
▪Long-Term Growth
▪Compete internationally in the top innovative oral tobacco markets and develop a pathway to participate in heated tobacco and e-vapor markets; and
▪Enter non-nicotine categories with broad commercial distribution of at least five products by 2028.
Optimize & Accelerate Initiative
In October 2024, we announced a multi-phase Initiative designed to modernize our ways of working as we work towards achieving our Vision and 2028 Goals. Through the Initiative, we plan to increase our organization’s speed, efficiency and effectiveness by centralizing work, outsourcing certain transactional tasks and streamlining, automating and standardizing processes. We expect the design and detailed plans for all phases of the Initiative to be substantially complete in early 2026. As part of the Initiative, we established an ABS organization within ALCS. This organization will be responsible for driving efficiency and process improvement across our companies in partnership with external service providers.
We expect the initial phases of the Initiative will deliver at least $600 million in cumulative cost savings over the next five years, which we plan to reinvest in our businesses in support of our Vision and 2028 Goals. The cumulative cost savings exclude our estimated total pre-tax charges for the Initiative’s initial phases of approximately $100 million to $125 million, which we will treat as special items and exclude from our adjusted diluted EPS. For further discussion of the Initiative, see Note 7. Asset Impairment, Exit and Implementation Costs to our consolidated financial statements in Item 8 (“Note 7”).
Trends and Developments
In this MD&A section, we discuss factors that have impacted our businesses as of the date of this Form 10-K. In addition, we are aware of and address certain trends and developments that could, individually or in the aggregate, have a material impact on our businesses, including the value of our investments in equity securities, in the future. We focus in this Trends and Developments section on the discretionary income pressures on adult tobacco consumers, illicit flavored disposable e-vapor products and recent regulatory and executive actions and their effects or potential effects on our businesses.
U.S. adult tobacco consumers remained under pressure throughout 2024 largely due to the compounding effects of high prices exceeding overall wage growth and historically high levels of consumer credit and credit card delinquency rates. Although inflation rates stabilized in 2024, increased prices continued to pressure adult tobacco consumers. These pressures influenced the discount segment retail share growth within the cigarette industry year-over-year. We will continue to monitor conditions that impact adult tobacco consumer discretionary income and overall purchasing behaviors, including overall tobacco product expenditures, mix between premium and discount brand purchases and adoption of smoke-free products. We expect discretionary income pressures will continue to influence adult tobacco consumers’ purchase behaviors in 2025.
Product assortment, regulation and enforcement continue to evolve in the e-vapor category. For the 12 months ended December 31, 2024, we estimate the e-vapor category grew by approximately 30% versus the prior 12-month period, driven by the growth of illicit flavored disposable e-vapor products. We estimate that illicit products now represent more than 60% of the e-vapor category. In response to the proliferation of illicit disposable e-vapor products, states and the federal government took various regulatory and enforcement actions throughout the year in 2024, but these actions have failed to curb this trend. Select states have established e-vapor product registries based on PMTA submissions or MGOs. Additionally, we continue to see increased illicit activity across multiple tobacco categories, including nicotine pouch products and cigarettes.
Tobacco companies are subject to broad and evolving regulatory and legislative frameworks that could have a material impact on our businesses. For example, the FDA submitted proposed product standards banning menthol in cigarettes, which was delayed indefinitely in April 2024, and banning all characterizing flavors in cigars, both of which were withdrawn in January 2025. In addition, in January 2025, the FDA proposed a tobacco product standard that would establish a maximum nicotine level in cigarettes and certain other combustible tobacco products significantly lower than the average concentration in these products on the market today with the aim of making such products minimally or non-addictive. The proposed rule is subject to the Trump Administration’s January 2025 executive order pausing all federal agency rulemaking for 60 days. Following the 60-day pause, the proposed product standard, if not withdrawn, may proceed through the rulemaking process, including the solicitation of public comment.
See Operating Results by Business Segment - Business Environment for additional information on the trends and developments discussed above.
ABI’s business is exposed to foreign exchange rate fluctuations, inflation, commodity price movements and other macroeconomic factors that could impact financial performance from time to time. We will continue to monitor these conditions and other factors as they could affect our equity earnings, our other comprehensive earnings/losses and the dividends that we receive from ABI, and the fair value of our investment in ABI. See Note 8 for additional information on our investment in ABI.
The trends and developments discussed above have not had a material adverse impact on our consolidated financial statements, but we continue to monitor these trends and developments and potential financial impacts. While the growth of illicit flavored disposable e-vapor products has caused us to reassess certain of our 2028 Goals, we do not believe the trends and developments discussed above have materially impacted our ability to achieve our Vision. As the trends and developments evolve and new ones emerge, we will continue to evaluate the potential impacts on our businesses, investments and Vision.

Consolidated Results of Operations
The changes in net earnings and diluted EPS for the year ended December 31, 2024, from the year ended December 31, 2023, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the year ended December 31, 2023	$8,130	$4.57
2023 NPM Adjustment Items	(38)	(0.02)
2023 Acquisition, disposition and integration-related items	26	0.01
2023 Tobacco and health and certain other litigation items	323	0.18
2023 Loss on disposition of JUUL equity securities	250	0.14
2023 ABI-related special items	70	0.03
2023 Cronos-related special items	29	0.02
2023 Income tax items	32	0.02
Subtotal 2023 special items	692	0.38
2024 NPM Adjustment Items	20	0.01
2024 Acquisition, disposition and integration-related items	1,862	1.08
2024 Asset impairment, exit and implementation costs	(315)	(0.18)
2024 Tobacco and health and certain other litigation items	(76)	(0.04)
2024 ABI-related special items	(2)	—
2024 Cronos-related special items	(15)	(0.01)
2024 Income tax items	969	0.56
Subtotal 2024 special items	2,443	1.42
Fewer shares outstanding	—	0.17
Change in tax rate	47	0.03
Operations	(48)	(0.03)
For the year ended December 31, 2024	$11,264	$6.54

2024 Reported Net Earnings	$11,264	$6.54
2023 Reported Net Earnings	$8,130	$4.57
% Change	38.5%	43.1%

2024 Adjusted Net Earnings and Adjusted Diluted EPS	$8,821	$5.12
2023 Adjusted Net Earnings and Adjusted Diluted EPS	$8,822	$4.95
% Change	—%	3.4%
For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted earnings and adjusted diluted EPS, see Consolidated Operating Results below.
▪Fewer Shares Outstanding: Fewer shares outstanding were due to shares we repurchased under our share repurchase programs.
▪Change in Tax Rate: The change in the tax rate (which excludes the impact of special items shown in the table above) was driven primarily by lower state tax expense.
▪Operations: The decrease of $48 million in operations (which excludes the impact of special items shown in the table above) was due primarily to lower OCI and lower net periodic benefit income, excluding service cost.
For further details, see Consolidated Operating Results and Operating Results by Business Segment below.

Compounded EPS Growth Rate
Our 2028 Goals include delivering a mid-single digits adjusted diluted EPS compounded annual growth rate (“CAGR”) in 2028 from a $4.84 base in 2022. Our calculation of progress towards this goal through 2024 is as follows:

	For the Years Ended December 31,		CAGR
	2024	2022
Reported diluted EPS	$6.54	$3.19	43.2%
NPM Adjustment Items	(0.01)	(0.03)
Acquisition, disposition and integration-related items	(1.08)	—
Asset impairment, exit and implementation costs	0.18	—
Tobacco and health and certain other litigation items	0.04	0.05
JUUL changes in fair value	—	0.81
ABI-related special items	—	1.12
Cronos-related special items	0.01	0.10
Income tax items	(0.56)	(0.40)
Adjusted diluted EPS	$5.12	$4.84	2.9%
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
Our management believes that the foregoing financial measures provide useful additional insight into underlying business trends and results, and provide a more meaningful comparison of year-over-year results. Our management uses these financial measures and regularly provides these to our chief operating decision maker (“CODM”) for planning, forecasting and evaluating business and financial performance, including allocating capital and other resources and evaluating results relative to employee compensation targets. The foregoing financial measures are not required by, or calculated in accordance with, GAAP and may not be calculated the same as similarly titled measures used by other companies. The foregoing financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. When we provide a non-GAAP measure in this Form 10-K, we also provide a reconciliation of that non-GAAP financial measure to the most directly comparable GAAP financial measure.
Discussion and Analysis
Critical Accounting Estimates
Note 2. Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 (“Note 2”) includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. In most instances, we must use an accounting policy or method because it is the only policy or method permitted under GAAP.
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
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment as of October 1 of each year, and more frequently if an event occurs or circumstances change that would require us to perform an interim review. We have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If necessary, we will perform a single step quantitative impairment test. Additionally, we have the option to unconditionally bypass the qualitative assessment and perform a single step quantitative assessment. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. We measure the amount of impairment loss as the difference between the carrying value and the fair value of a reporting unit; however, the amount of the impairment loss is limited to the total amount of goodwill allocated to a reporting unit. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, which is determined using discounted cash flows, we consider the intangible asset to be impaired and reduce the carrying value to fair value in the period identified.
We use an income approach to estimate the fair value of our reporting units and trademarks using information available as of the impairment testing date. The income approach reflects the discounting of expected future cash flows at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows.
Goodwill by reporting unit and indefinite-lived intangible assets at December 31, 2024 were as follows:

(in millions)	Goodwill	Indefinite-Lived Intangible Assets
Cigarettes	$22	$2
MST products	5,023	8,447
Cigars	77	2,640
Oral nicotine pouches	55	—
E-vapor	1,768	—
Total	$6,945	$11,089
Second Quarter of 2024 Skoal Impairment:
At December 31, 2023, the estimated fair value of the Skoal trademark exceeded its carrying value of $3.9 billion by approximately 6% ($0.2 billion). Sales volumes of MST products, including Skoal, have been negatively impacted due in part to evolving adult tobacco consumer preferences, which has resulted in consumers increasingly moving across tobacco categories. In connection with the preparation of our financial statements for the period ended June 30, 2024, we evaluated the accelerated growth of innovative tobacco products, including oral nicotine pouches, and the related increase in competitive activity among tobacco categories, which have contributed to reductions in sales volumes for MST products, including Skoal. We concluded that the expected impact from the sales volume declines on the Skoal trademark represented a triggering event and, as a result of this conclusion, we performed an interim impairment assessment as of June 30, 2024. We determined the estimated fair value of the Skoal trademark as of June 30, 2024, was below its carrying value and recorded a non-cash, pre-tax impairment of $354 million during the second quarter of 2024, which was recorded in our consolidated statement of earnings for the year ended December 31, 2024. Our estimate of the fair value and carrying value of the Skoal trademark at June 30, 2024 was $3.6 billion after recording the impairment.
2024 Annual Review of Goodwill and Indefinite-lived Intangible Assets:
We completed our annual impairment test of goodwill and indefinite-lived intangible assets performed as of October 1, 2024. We elected to perform a qualitative assessment for certain of our reporting units and indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more likely than not that the fair values of our reporting units and indefinite-lived intangible assets were below carrying value. For certain of our other reporting units and indefinite-lived intangible assets, we elected to unconditionally bypass the qualitative assessment and perform a single step quantitative assessment.
Upon completion of this testing, we determined that the estimated fair values of our reporting units and our indefinite-lived intangible assets exceeded their carrying values in all circumstances and thus, no impairment charges were recorded. The estimated fair values substantially exceeded the carrying values for all of our reporting units and indefinite-lived intangible assets with the exception of our Skoal trademark and e-vapor reporting unit discussed below.
Although the estimated fair value of the Skoal trademark exceeded its carrying value of $3.6 billion by approximately 7% ($0.3 billion), MST products, including Skoal, continued to be negatively impacted due in part to evolving adult tobacco consumer preferences, which have continued to contribute to reductions in sales volumes for MST products, including Skoal, as discussed above. We believe if the decline in sales volume for Skoal is higher than currently estimated and results in material revenue declines, there may be a material adverse effect on the significant assumptions used in performing our valuation. These adverse effects, including if Skoal’s actual revenue and income or long-term outlook are significantly unfavorable compared to forecasted performance used to estimate the fair value or if the discount rate used to estimate the fair value increases, could result in a material non-cash impairment of our Skoal trademark in future periods. Based on the 2024 annual impairment test, a hypothetical 1% increase to the discount rate used would have resulted in an impairment charge to the Skoal intangible asset of approximately $85 million.
While the estimated fair value of our e-vapor reporting unit exceeded its carrying value by approximately 28% ($0.3 billion), we continue to monitor several factors that could impact the carrying value of our e-vapor reporting unit’s goodwill, including the following:
▪Altria and certain of our affiliates, including NJOY, are defendants in lawsuits alleging patent infringement based on the sale of NJOY ACE in the United States. On January 29, 2025, the ITC issued its final determination regarding the complaint filed by JUUL against Altria and certain of our affiliates, including NJOY, finding that NJOY ACE infringes on JUUL’s patents and issued an exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States. The ITC’s determination is currently under a 60-day review period by the Office of the United States Trade Representative which could reject the ITC’s determination. If the Trade Representative does not affirmatively reject the ITC’s determination, the determination will automatically become final and the ITC’s orders will take effect on March 31, 2025, or earlier if the Trade Representative notifies the ITC of approval before the 60 days elapse. The final exclusion order and cease-and-desist orders can be appealed to the U.S. Court of Appeals for the Federal Circuit, but the final exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE would likely not be stayed during the pendency of such an appeal. We continue to vigorously defend this litigation, including our motion filed in February 2025 seeking reconsideration of the ITC’s determination on one of the four patents as discussed in Item 3. Legal Proceedings of this Form 10-K (“Item 3”).
▪Additionally, sales of illicit flavored disposable e-vapor products continue to increase with limited effective enforcement against these products, contributing to declines in pod-based e-vapor product volume, which negatively impacted NJOY ACE’s volume growth in 2024.
We are pursuing pathways to minimize the disruption the ITC’s decision could cause. NJOY is working on a product solution that addresses all of the patents at issue in the event the Trade Representative does not affirmatively reject the ITC’s determination. Additionally, NJOY is pursuing potential solutions with a pipeline of other alternative e-vapor products. However, in the event the Trade Representative does not affirmatively reject the ITC’s determination, it is likely that NJOY will not be able to sell NJOY ACE in the United States until a product solution addressing all of the patents at issue in the ITC action has received the necessary regulatory approvals.
If we continue to experience unfavorable outcomes with respect to the patent infringement lawsuits and our related strategies, or if continued illicit e-vapor product sales or other factors result in a significantly different long-term outlook for NJOY’s volume growth rates versus projections, there may be a material adverse effect on the significant assumptions used in performing our valuation. These adverse effects, including if NJOY’s actual revenue and income or long-term outlook are significantly unfavorable compared to forecasted performance used to estimate the fair value or if the discount rate used to estimate the fair value increases, could result in a material non-cash impairment of our e-vapor reporting unit’s goodwill or related definite-lived intangible assets (carrying value of $1.8 billion and $1.1 billion, respectively, at December 31, 2024), or both, in future periods. Based on our 2024 annual impairment test, a hypothetical 1% increase to the discount rate used to estimate the fair value of the e-vapor reporting unit would have resulted in an impairment charge of approximately $125 million.
We made various judgments, estimates and assumptions in determining the estimated fair values of our reporting units and indefinite-lived assets, the most significant of which were volume, revenue, income, perpetual growth rates and discount rates in performing our annual impairment test of goodwill and indefinite-lived intangible assets. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy. Our annual impairment test incorporated assumptions used in our long-term financial forecast, which is used by our management to evaluate business and financial performance, including allocating resources and evaluating results relative to setting employee compensation targets. The assumptions incorporated the highest and best use of our reporting units and indefinite-lived intangible assets and also included perpetual growth rates for periods beyond the long-term financial forecast. The perpetual growth rates and discount rates used in performing the valuations ranged from 0% to 2% and 10.0% to 13.5%, respectively. Additionally, in determining these significant assumptions, we made judgments regarding the: (i) timing of effective enforcement against illicit flavored disposable e-vapor products; (ii) timing and receipt of regulatory authorizations of innovative tobacco products, including oral nicotine pouches and e-vapor products; (iii) long-term growth of innovative tobacco products, including oral nicotine pouches, and the related impact on the MST category; (iv) long-term growth of the e-vapor category; (v) conversion rates of illicit flavored disposable e-vapor consumers to pod-based systems and specifically, NJOY ACE; and (vi) ability of NJOY ACE to remain on the market. Fair value calculations are sensitive to changes in these estimates and assumptions, some of which relate to broader macroeconomic conditions outside of our control.
Although our discounted cash flow analyses are based on assumptions that are considered reasonable and based on the best available information as of October 1, 2024, our annual impairment testing date, we used significant judgment in determining future cash flows. In addition to the judgments discussed above, the following factors also have the potential to impact our assumptions and thus the expected future cash flows and, therefore, our impairment conclusions: general macroeconomic conditions; governmental actions, including FDA regulatory actions and inaction; changes in category growth (decline) rates as a result of changing adult tobacco consumer preferences; success of planned new product expansions; competitive activity; and income and excise taxes. For further discussion of these factors, see Operating Results by Business Segment - Business Environment below.
While our management believes that the estimated fair values of each reporting unit and indefinite-lived intangible asset at December 31, 2024 are reasonable, actual performance in the short term or long term could be significantly different from forecasted performance, which could result in impairment charges in future periods.
During 2023, our quantitative annual impairment test of goodwill and indefinite-lived intangible assets resulted in no impairment charges.
For further discussion of goodwill and other intangible assets, including the impairment charge of the Skoal trademark in the second quarter of 2024, see Note 6.
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
For further discussion of our investments in equity securities, see Note 8.
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
▪Contingencies: As discussed in Note 20 and Item 3, legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria and certain of our subsidiaries, including PM USA and NJOY, as well as certain respective indemnitees. In 1998, PM USA and certain other tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other U.S. tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, “State Settlement Agreements”).

PM USA’s portion of ongoing adjusted payments is based on its relative share of the settling manufacturers’ domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. PM USA’s obligations under the State Settlement Agreements to make quarterly payments with respect to settling plaintiffs’ attorneys’ fees ended in the fourth quarter of 2024. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Our subsidiaries account for the cost of the State Settlement Agreements and FDA user fees as a component of cost of sales. Our subsidiaries recorded approximately $3.7 billion and $4.0 billion of charges to cost of sales for the years ended December 31, 2024 and 2023, respectively, in connection with the State Settlement Agreements and FDA user fees.
We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed in Note 20 and Item 3: (i) management has concluded that it is not probable that a loss has been incurred in any pending litigation; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any pending case; and (iii) accordingly, management has not provided any amounts in our consolidated financial statements for unfavorable outcomes, if any. We expense litigation defense costs as incurred and include such costs in marketing, administration and research costs in our consolidated statements of earnings.
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
Due to changes in market factors, our discount rates used to determine our pension plan and postretirement plan obligations increased to 5.7% at December 31, 2024 from 5.3% and 5.2%, respectively, for these plans at December 31, 2023. We presently anticipate net pre-tax pension and postretirement income of approximately $15 million in 2025 versus net pre-tax income of $46 million in 2024. This decrease is due primarily to lower expected income on plan assets and higher amortization of net unrecognized losses in 2025, partially offset by lower service and interest costs. Assuming no change to the shape of the yield curve, a 50 basis point decrease (increase) in our discount rates would increase (decrease) our pension and postretirement expense by approximately $10 million. Similarly, a 50 basis point decrease (increase) in the expected return on plan assets would increase (decrease) our pension and postretirement expense by approximately $40 million.
For additional information see Note 18. Benefit Plans to our consolidated financial statements in Item 8 (“Note 18”).
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
We recognize the financial statement benefit for uncertain income tax positions in our consolidated financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. For those income tax positions where it is more likely than not that a tax benefit will not be sustained, no tax benefit is recognized in the financial statements. We recognize accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes in our consolidated statements of earnings.
We recognized income tax benefits and charges in the consolidated statements of earnings during 2024 and 2023 as a result of various tax events.
For additional information on income taxes, see Note 16. Income Taxes to our consolidated financial statements in Item 8 (“Note 16”).

Consolidated Operating Results

	For the Years Ended December 31,
(in millions)	2024	2023
Net Revenues:
Smokeable products	$21,204	$21,756
Oral tobacco products	2,776	2,667
All other	38	60
Net revenues	$24,018	$24,483
Excise Taxes on Products:
Smokeable products	$3,469	$3,869
Oral tobacco products	105	112
Excise taxes on products	$3,574	$3,981
Operating Income:
OCI:
Smokeable products	$10,821	$10,670
Oral tobacco products	1,449	1,722
All other	(414)	(74)
Amortization of intangibles	(139)	(128)
General corporate expenses	(476)	(643)
Operating income	$11,241	$11,547
As discussed further in Note 17, our CODM reviews OCI, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate the performance of, and allocate resources to, our segments. Our management believes it is appropriate to disclose this measure to help investors analyze our business performance and trends.
The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the years ended December 31:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2024 Reported	$13,658	$2,394	$11,264	$6.54
NPM Adjustment Items	(27)	(7)	(20)	(0.01)
Acquisition, disposition and integration-related items	(2,527)	(665)	(1,862)	(1.08)
Asset impairment, exit and implementation costs	422	107	315	0.18
Tobacco and health and certain other litigation items	101	25	76	0.04
ABI-related special items	2	—	2	—
Cronos-related special items	18	3	15	0.01
Income tax items	—	969	(969)	(0.56)
2024 Adjusted for Special Items	$11,647	$2,826	$8,821	$5.12

2023 Reported	$10,928	$2,798	$8,130	$4.57
NPM Adjustment Items	(50)	(12)	(38)	(0.02)
Acquisition, disposition and integration-related items	35	9	26	0.01
Tobacco and health and certain other litigation items	430	107	323	0.18
Loss on disposition of JUUL equity securities	250	—	250	0.14
ABI-related special items	89	19	70	0.03
Cronos-related special items	29	—	29	0.02
Income tax items	—	(32)	32	0.02
2023 Adjusted for Special Items	$11,711	$2,889	$8,822	$4.95

The following special items affected the comparability of statements of earnings amounts for the years ended December 31, 2024 and 2023.
▪NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation in Note 20 and NPM Adjustment Items in Note 17, respectively.
▪Acquisition, Disposition and Integration-Related Items: We recorded a pre-tax gain of $2.7 billion upon the assignment of the IQOS System commercialization rights to PMI in April 2024, for the year ended December 31, 2024. For a discussion of the sale of the IQOS System commercialization rights, see Note 6.
We recorded net pre-tax expenses of $176 million for the year ended December 31, 2024 related to the NJOY Transaction. For further information on the costs incurred for the NJOY Transaction, see Note 3. Acquisition of NJOY to our consolidated financial statements in Item 8 (“Note 3”).
▪Asset Impairment, Exit and Implementation Costs: We recorded a non-cash, pre-tax impairment of the Skoal trademark of $354 million for the year ended December 31, 2024 in our oral tobacco products segment. For further discussion, see Note 6. In addition, we recorded exit and implementation costs of $68 million related to the Initiative for the year ended December 31, 2024. For a breakdown of these costs by segment, see Note 7.
▪Tobacco and Health and Certain Other Litigation Items: For a discussion of tobacco and health and certain other litigation items and a breakdown of these costs by segment, see Note 20 and Tobacco and Health and Certain Other Litigation Items in Note 17, respectively.
▪Loss on Disposition of JUUL Equity Securities: We recorded a non-cash, pre-tax loss of $250 million related to the disposition of our former investment in JUUL for the year ended December 31, 2023 as (income) losses from investments in equity securities in our consolidated statement of earnings. We recorded a corresponding adjustment to the JUUL tax valuation allowance in 2023. For further discussion, see Note 8 and Note 16.
▪ABI-Related Special Items: We recorded net pre-tax expense of $2 million from our investment in ABI for the year ended December 31, 2024, which consists primarily of mark-to-market losses on certain ABI financial instruments associated with its share commitments, mostly offset by a gain related to the ABI Transaction. For further information on the gain related to the ABI Transaction, see Note 8.
We recorded net pre-tax losses of $89 million from our investment in ABI for the year ended December 31, 2023, consisting primarily of mark-to-market losses on certain ABI financial instruments associated with its share commitments and a loss on ABI’s sale of certain brands and associated assets in the United States.
The ABI-related special items include our respective share of the amounts recorded by ABI and additional adjustments related to (i) the conversion of ABI-related special items from international financial reporting standards to GAAP and (ii) adjustments to our investment required under the equity method of accounting.
▪Cronos-Related Special Items: We recorded pre-tax losses of $29 million for Cronos-related special items for the year ended December 31, 2023, substantially all of which related to our share of special items recorded by Cronos. We recorded a corresponding adjustment to the Cronos tax valuation allowance.
▪Income Tax Items: We recorded income tax items of $969 million for the year ended December 31, 2024, due primarily to an income tax benefit from partial releases of valuation allowances on JUUL-related losses in connection with an agreement reached in October 2024 with the Internal Revenue Service (“IRS”) and in connection with the ABI Transaction. For further discussion, see Note 16.
We recorded income tax items of $32 million for the year ended December 31, 2023, due primarily to tax expense associated with a tax basis adjustment related to our investment in ABI.
2024 Compared with 2023
Net revenues, which include excise taxes billed to customers, decreased $465 million (1.9%), due primarily to lower net revenues in the smokeable products segment, partially offset by higher net revenues in the oral tobacco products segment.
Cost of sales decreased $141 million (2.3%), due primarily to lower shipment volume in our smokeable products segment, partially offset by higher per unit settlement charges and higher manufacturing costs in our smokeable products segment and higher NJOY costs.
Excise taxes on products decreased $407 million (10.2%), due primarily to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs were unchanged compared to 2023 as higher costs, including NJOY and other costs in support of our Vision and 2024 costs related to the Initiative, were offset by lower general corporate expenses. The lower general corporate expenses were due primarily to lower charges to resolve certain JUUL-related litigation and the 2023 settlement of the shareholder derivative lawsuits, partially offset by higher net acquisition-related costs primarily associated with the NJOY Transaction and 2024 transaction costs from the ABI Transaction. See Note 3, Note 8 and Note 20 for a discussion of litigation items.

Operating income decreased $306 million (2.7%), due primarily to lower OCI (which includes a non-cash impairment of the Skoal trademark in our oral tobacco product segment and costs related to the Initiative), partially offset by lower general corporate expenses.
Interest and other debt expense, net increased $48 million (4.9%), due primarily to 2023 interest income associated with the sale of the IQOS System commercialization rights and unfavorable NPM Adjustment Items, partially offset by 2023 interest expense and fees for the term loan facility associated with the NJOY Transaction. For additional information regarding the sale of the IQOS System commercialization rights, see Note 6.
Net periodic benefit income, excluding service cost, decreased by $25 million (19.7%), due primarily to lower income on plan assets and higher amortization of net unrecognized losses in 2024. For additional information, see Note 18.
(Income) losses from investments in equity securities, which were favorable $409 million (100+%), were positively impacted by the 2023 loss on the disposition of our JUUL equity securities and favorable results in 2024 from our investment in ABI (due primarily to our gain on the ABI Transaction).
Provision for income taxes decreased $404 million (14.4%), due primarily to favorable tax items, partially offset by higher earnings before income taxes. For additional information, see Note 16.
Reported net earnings of $11,264 million increased $3,134 million (38.5%), due primarily to the gain on the sale of the IQOS System commercialization rights, favorable income tax items and favorable results from our investments in equity securities, partially offset by lower operating income. Reported basic and diluted EPS of $6.54, each increased by 43.1% due to higher reported net earnings and fewer shares outstanding.
Adjusted net earnings of $8,821 million were essentially unchanged compared to 2023, as lower OCI and lower net periodic benefit income, excluding service costs, was offset by a lower adjusted tax rate. Adjusted diluted EPS of $5.12 increased by 3.4%, due to fewer shares outstanding.
Operating Results by Business Segment
Business Environment
Summary
The U.S. tobacco industry faces a number of business and legal challenges that have materially adversely affected and may continue to materially adversely affect our business, results of operations, cash flows or financial position or our ability to achieve our Vision. These challenges, some of which are discussed in more detail in Note 20, Item 1A and Item 3, include:
▪pending and threatened litigation and bonding requirements;
▪restrictions and requirements imposed by the FSPTCA and restrictions and requirements (and related enforcement actions) that have been, and in the future will be, imposed by the FDA;
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
▪changes in adult tobacco consumer purchase behavior, which is influenced by various factors such as macroeconomic conditions (including inflation), the proliferation of illicit disposable e-vapor products, excise taxes and price gap relationships, each of which may result in adult tobacco consumers switching to lower-priced tobacco products and lower shipment volumes;
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
In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences continue to impact the tobacco industry, including negatively impacting cigarette and MST shipment volumes. We believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral nicotine pouches. As innovative smoke-free products evolve to better address the preferences of adult tobacco consumers, these consumers continue to transition from cigarettes and MST products to exclusive use of innovative smoke-free tobacco product alternatives, which aligns with our Vision. As a result, long-term trends in the overall nicotine space are improving. Industry equivalized nicotine volumes increased for the second consecutive year in 2024 and grew by a compounded annual growth rate of approximately 2% over the past five years.
We work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the United States through innovation and other growth strategies (including, where appropriate, arrangements with, or investments in, third parties and acquisitions).
We estimate that, when adjusted for calendar differences and trade inventory movements, total estimated domestic cigarette industry volume declined by 8% in the fourth quarter of 2024 and 9% for the full year. PM USA reported domestic cigarette volumes declined by 8.8% in the fourth quarter of 2024 and 10.2% for the full year. When adjusted for calendar differences and trade inventory movements, PM USA volumes for the fourth quarter of 2024 and the full year each declined by an estimated 11%. In the fourth quarter, Marlboro share of the total cigarette category was 41.3%, a decrease of 1.0 share point versus the prior year and 0.3 share points in the fourth quarter. Marlboro share performance is discussed further in the Operating Results - Smokeable Products Segment below.
We have been monitoring shifts in adult tobacco consumer preferences and their effects on cigarette industry decline rates. As a result, we believe that the decline in adult smokers, excluding any cross category movement, resulted in an estimated 2.5% decline in cigarette industry volume over the 12 months ended December 31, 2024. We estimate that cross-category movement contributed to cigarette industry volume declines in a range of approximately 3% to 4% over the 12 months ended December 31, 2024.
For the 12 months ended December 31, 2024, we estimate the e-vapor category grew approximately 30% versus the prior 12-month period, driven by the growth of illicit flavored disposable e-vapor products. We estimate that illicit products now represent more than 60% of the e-vapor category. These illicit disposable e-vapor products are largely distributed through non-traditional retail channels (including e-commerce and vape retail channels), making them more difficult to track. In addition, we believe illicit cigarettes are becoming more prevalent in the United States, based on the results of discarded pack studies we conducted in select geographies. We believe the FDA’s inadequate enforcement and slow pace of smoke-free product authorizations enables bad actors to disregard regulation and illicit products to proliferate. Through our competitive intelligence tracking, we continue to monitor these growing trends and evaluate the impacts on the overall nicotine and tobacco categories.
For the fourth quarter of 2024, reported shipment volume of NJOY consumables (including NJOY ACE and NJOY DAILY) was approximately 12.8 million units, and NJOY device shipment volume was approximately 1.1 million units. The NJOY share of the pod-based e-vapor category reached 6.4% in the fourth quarter of 2024, an increase of 0.2 share points sequentially and 2.8 share points versus the fourth quarter of 2023.
The U.S. nicotine pouch category continued to grow significantly throughout the fourth quarter of 2024 to 45.7% of the U.S. oral tobacco category, an increase of 9.6 share points versus the fourth quarter of 2023. on! maintained year-over-year share momentum through the fourth quarter of 2024 to achieve 8.9% of the total oral tobacco category, an increase of 2.0 share points versus the fourth quarter of 2023 and unchanged sequentially.
For the fourth quarter 2024, the traditional smokeless category (including MST) share of the total oral tobacco category declined to 54.3%, down 9.6 share points versus the fourth quarter of 2023. Copenhagen had an oral tobacco category share of 18.1% for the fourth quarter of 2024, a decrease of 3.6 share points when compared to the fourth quarter of 2023. We continue to track the growth of nicotine pouch volumes and the related impact on the size of the MST category. Decreases in the size of the MST category could impact the carrying value of our assets, such as our smokeless tobacco product goodwill and trademarks. For example, in the second quarter of 2024, we recorded a non-cash, pre-tax impairment on the value of the Skoal trademark.
Throughout the full year 2024, U.S. adult tobacco consumers remained under pressure largely due to the compounding effects of high prices exceeding overall wage growth. In addition, consumer credit and credit card delinquency rates rose to the highest levels since 2011 in the first half of 2024. While recent reports indicate that consumer credit and delinquency rates are beginning to moderate, these rates remain at historically high levels. Although the monthly rate of inflation stabilized during the year, headwinds continued for U.S. adult tobacco consumers. Gas prices throughout the fourth quarter of 2024 experienced seasonal declines, averaging $3.02 per gallon for the month of December 2024. While gas prices were lower than in the prior year, they remained consistently above $3.00 per gallon throughout 2024.

Discretionary income pressures on adult tobacco consumers have influenced discount brand share performance. For the fourth quarter of 2024, the discount share of the cigarette category reached 30.4%, an increase of 0.6 share points sequentially and an increase of 1.7 share points versus the fourth quarter of 2023.
We continue to monitor the evolving regulatory, macroeconomic and consumer dynamics within our business environment for impacts on our businesses. Changes in these and other conditions could have a material adverse effect on our business, results of operations, cash flows or financial position.
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
▪tobacco products that were first regulated by the FDA in 2016, including cigars, e-vapor products and oral nicotine pouches that are not Pre-existing Tobacco Products, are generally products for which either an SE report or PMTA needed to be filed by September 9, 2020; and
▪tobacco products containing nicotine from any source other than tobacco (e.g., synthetic nicotine) that were on the market between March 15, 2022 and April 14, 2022 and are not Pre-existing Tobacco Products are generally products for which a manufacturer must have filed a PMTA by May 14, 2022. A manufacturer was permitted to keep such a product on the market until July 13, 2022 provided that a PMTA was filed by May 14, 2022. Thereafter, unless the FDA granted the product a marketing order, the product is subject to possible FDA enforcement.
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
Cigarette and smokeless tobacco products introduced into the market or modified after March 22, 2011 are “Non-Provisional Products” and must receive a marketing order from the FDA prior to being offered for sale. Marketing orders for Non-Provisional Products may be obtained by filing an SE report, a PMTA or using another pre-market pathway established by the FDA. PM USA and USSTC may not be able to obtain a marketing order for non-provisional products because the FDA may determine that any such product does not meet the statutory requirements for approval.
Products Regulated in 2016: Manufacturers of products first regulated by the FDA in 2016, including cigars, oral nicotine pouches and e-vapor products, that were on the market as of August 8, 2016 and not subsequently modified must have filed an SE report or a PMTA by the filing deadline of September 9, 2020 in order for their products to remain on the market. These products can remain on the market during FDA review through court-allowed, case-by-case discretion, so long as the report or application was timely filed with the FDA. In September 2022, the FDA represented that it had resolved more than 99% of the timely applications it had received, the vast majority of which were for e-vapor products and resulted in denials. A number of the denials are subject to challenges initiated by the affected manufacturers. For those products still under FDA review, it is uncertain when and for how long the FDA may permit continued marketing and sale of those products pursuant to its case-by-case discretion. For products (new or modified) not on the market as of August 8, 2016, manufacturers must file an SE report or a PMTA and receive FDA authorization prior to marketing and selling the product.
Helix submitted PMTAs for on! oral nicotine pouches in May 2020 and PMTAs for on! PLUS oral nicotine pouches in tobacco, mint and wintergreen flavors in June 2024. As of February 24, 2025, the FDA has not issued marketing order decisions for any on! or on! PLUS products.
As of February 24, 2025, Middleton has received marketing orders or exemptions that cover over 99% of its cigar product volume.
In October 2021, the FDA authorized the marketing and sale of four of USSTC’s Verve oral nicotine products, including Green Mint and Blue Mint varieties, representing the first flavored product authorizations issued by the FDA for newly deemed innovative products. These products are not currently marketed or sold.
In March 2023, the FDA authorized USSTC to communicate a modified risk claim about its Copenhagen Classic Snuff MST product. This product is not currently marketed or sold. The authorized claim for Copenhagen Classic Snuff is “IF YOU SMOKE, CONSIDER THIS: Switching completely to this product from cigarettes reduces risk of lung cancer.” In February 2025, USSTC filed a notice with the FDA withdrawing its modified risk application.
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
▪FDA Regulatory Actions
▪Graphic Warnings: In March 2020, the FDA issued a final rule requiring 11 textual warnings accompanied by color graphics depicting certain negative health consequences of smoking on cigarette packaging and advertising. PM USA and other cigarette manufacturers filed lawsuits challenging the final rule on substantive and procedural grounds. In December 2022, the U.S. District Court for the Eastern District of Texas found in favor of cigarette manufacturers in one such suit and blocked the rule, finding it unconstitutional on the basis that it compelled speech in violation of the First Amendment. The FDA appealed the decision, and, in March 2024, the U.S. Court of Appeals for the Fifth Circuit reversed the trial court and remanded the case for further proceedings. In August 2024, the cigarette manufacturers in the suit petitioned the U.S. Supreme Court to review the case, which the U.S. Supreme Court declined to do in November 2024.
In January 2025, the U.S. District Court for the Eastern District of Texas found in favor of cigarette manufacturers that had challenged the final rule on the basis that the FDA exceeded its statutory authority by requiring cigarette packaging and advertising to contain 11 specific warnings when it only had the authority to require nine. In its ruling, the court granted a preliminary injunction staying the FDA’s enforcement of the rule against all cigarette manufacturers pending further litigation.
In December 2024, PM USA and several Georgia co-plaintiffs filed suit against the FDA in the U.S. District Court for the Southern District of Georgia, challenging the final rule on substantive and procedural grounds. Briefing is ongoing, and a hearing on PM USA’s request to enjoin the rule is set for April 2025.
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
Additionally, the FDA issued final guidance in April 2020, stating that it intended to prioritize enforcement action against certain product categories, including pod-based, flavored e-vapor products and products targeted to minors. More recently, the FDA has taken limited action aimed at manufacturers and retailers of certain disposable flavored e-vapor products. However, despite some enforcement activity, insufficient actions against manufacturers, distributors and retailers of certain product categories that violate the law, including certain disposable and flavored e-vapor products, certain oral nicotine pouch products and products targeted to minors, have allowed such products to proliferate on the market.
▪E-Vapor Products: As of February 24, 2025, many manufacturers of menthol and other flavored e-vapor products have received MDOs for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefit of their products to adult smokers overcomes the risk that their products pose to youth. The FDA has communicated in these MDOs that vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of Public Health” standard and that successful applications require strong, product-specific evidence. A number of these manufacturers are challenging the MDOs for their products. In January 2024, the U.S. Court of Appeals for the Fifth Circuit ruled that the FDA process and procedure for addressing an e-vapor PMTA violated federal law and that, among other things, the FDA failed to give the manufacturer plaintiff fair notice of, and repeatedly changed positions with respect to, the information required to obtain a PMTA. The court decided the case en banc, with all judges on the court hearing the case. In July 2024, the U.S. Supreme Court agreed to review the U.S. Court of Appeals for the Fifth Circuit’s decision, and the case was argued before the U.S. Supreme Court in December 2024. Other U.S. Courts of Appeals have upheld adverse FDA determinations, and there are pending requests that the U.S. Supreme Court review these decisions.
▪Potential Product Standards
▪Nicotine in Cigarettes and Other Combustible Tobacco Products: In March 2018, the FDA issued an ANPRM seeking comments on the potential public health benefits and any possible adverse effects of lowering nicotine in combustible cigarettes to non-addictive or minimally addictive levels. In January 2025, the FDA proposed a tobacco product standard that would establish a maximum nicotine level in cigarettes and certain other combustible tobacco products (including little cigars, cigarillos and most large cigars) significantly lower than the average concentration in these products currently on the market with the aim of making such products minimally or non-addictive. The proposed rule does not apply to e-vapor products, nicotine pouches, heated tobacco products, MST products or premium cigars. The proposed rule is subject to the Trump Administration’s January 2025 executive order pausing all federal agency rulemaking for 60 days. Following the 60-day pause, the proposed product standard, if not withdrawn, may proceed through the rulemaking process, including the solicitation of public comment, which we believe would take multiple years to complete.
▪Flavors in Tobacco Products: In April 2022, the FDA issued two proposed product standards: (i) banning menthol in cigarettes and (ii) banning all characterizing flavors (including menthol) in cigars. We submitted comments during the notice-and-comment period. In October 2023, the FDA submitted the two proposed product standards to the White House Office of Management and Budget for review. In April 2024, the FDA announced the indefinite delay of a decision on the menthol ban, citing the high volume of feedback received during the notice-and-comment period. In January 2025, the Trump Administration withdrew the two proposed product standards from the Office of Management and Budget (“OMB”) and sent them back to the FDA.
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
We engaged with the FDA through the rulemaking process, including during the notice-and-comment period, which closed in October 2023. OMB currently lists the rule as a long-term action. If the proposed rule were to take effect, our operating companies could experience increased costs to comply with the rule.
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
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and February 24, 2025, the weighted-average state cigarette excise tax increased from $0.36 to $1.93 per pack. Three states (Maryland, Colorado and Rhode Island) increased excise taxes in 2024. As of February 24, 2025, no states have increased excise taxes in 2025. However, various increases are under consideration or have been proposed.
A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. We support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of February 24, 2025, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST. North Carolina has passed legislation that will cause the state to adopt a weight-based tax methodology for MST in July 2025.
An increasing number of states and localities also are imposing excise taxes on e-vapor products and oral nicotine pouches. As of February 24, 2025, 33 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 13 states and the District of Columbia have enacted legislation to tax oral nicotine pouches.
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
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of February 24, 2025, 182 countries, as well as the European Union, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
State Settlement Agreements
As discussed in Note 20, during 1997 and 1998, PM USA and other major domestic cigarette manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. Increases in inflation can increase our financial liability under the State Settlement Agreements. The State Settlement Agreements’ inflation calculations require us to apply the higher of 3% or the U.S. Bureau of Labor Statistics’ Consumer Price Index for All Urban Consumers (“CPI-U”) percentage rate as published in January of each year. As of December 2024, the inflation calculation was approximately 2.9% based on the latest CPI-U data. We will continue to monitor the impact of increased inflation on the macroeconomic environment and our businesses.

For a discussion of the impact of the State Settlement Agreements on us, see Liquidity and Capital Resources - Payments Under State Settlement Agreements and FDA Regulation below and Note 20. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). The State Settlement Agreements also place restrictions on the use of brand name sponsorships and brand name non-tobacco products and prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings, (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products and (v) requires manufacturers of e-vapor products to certify that they are in compliance with FDA requirements to be allowed to sell in the state. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of February 24, 2025, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, New York, Rhode Island and Utah) and the District of Columbia have passed such legislation. Some states, such as New York, Utah and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway. The legislation in California, which became effective in December 2022, bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen.
Indiana, Massachusetts and Utah passed legislation capping the amount of nicotine in e-vapor products. As of February 24, 2025, legislation relating to this issue is pending in three other states.
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
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: In December 2019, after a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of February 24, 2025, 43 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on our operating companies’ sales volumes, we support raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, as discussed above under Underage Access and Use of Certain Tobacco Products, reflecting our longstanding commitment to combat underage tobacco use.
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
▪Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. For example, we currently are, or recently have been, subject to a number of governmental investigations with respect to our former investment in JUUL, which we divested in March 2023, including the following: (i) the U.S. Federal Trade Commission (“FTC”) issued a Civil Investigative Demand to us while conducting its antitrust review of our former investment in JUUL; (ii) the SEC commenced an investigation relating to our acquisition, disclosures and accounting controls in connection with the JUUL investment; and (iii) the New York State Office of the Attorney General and the Commonwealth of Massachusetts Office of the Attorney General, separately, issued independent subpoenas to us seeking documents relating to our former investment in and provision of services to JUUL. For a discussion of our disposition of our former investment in JUUL, see Note 8.
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
Illicit Trade in Tobacco Products
Illicit trade in tobacco products has had, and could continue to have, an adverse impact on our businesses, including the sales volumes and market shares of our operating companies’ innovative and smoke-free products and traditional tobacco products. Illicit trade can take many forms, including the sale of counterfeit tobacco products; the sale of tobacco products that do not comply with the FSPTCA and FDA regulations; the sale of tobacco products in the United States that are intended for sale outside the country; the sale of untaxed tobacco products over the Internet and by other means designed to avoid the collection of applicable taxes; and diversion into one taxing jurisdiction of tobacco products intended for sale in another. Counterfeit tobacco products, for example, are manufactured by unknown third parties in unregulated environments. Counterfeit versions of our products can negatively affect adult tobacco consumer experiences with and opinions of those brands. Illicit disposable e-vapor and oral nicotine pouch products may be designed to appeal to youth and are manufactured without scientific standards, exposing consumers to undocumented risks. Illicit trade in tobacco products also harms law-abiding wholesalers and retailers by depriving them of lawful sales and undermines the significant investment we have made in legitimate distribution channels. Moreover, illicit trade in tobacco products results in federal, state and local governments losing tax revenues. Losses in tax revenues can cause such governments to take various actions, including increasing excise taxes, imposing legislative or regulatory requirements, or asserting claims against manufacturers of tobacco products or members of the trade channels through which such tobacco products are distributed and sold, each of which could have an adverse effect on our business, results of operations, cash flows or financial position.
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
Price, Availability and Quality of Tobacco, Other Raw Materials, Ingredients and Component Parts
Shifts in crops (such as those driven by economic conditions, adverse weather patterns and natural disasters), government restrictions and mandated prices, production control programs, economic trade sanctions, import duties and tariffs, international trade disruptions, labor disruptions, inflation, geopolitical instability, climate and environmental changes and disruptions due to man-made or natural disasters may increase the cost or reduce the supply or quality of tobacco and other raw materials, ingredients and component parts used to manufacture our operating companies’ products. Any significant change in the nature or consequences of these factors could negatively impact our ability to continue manufacturing and marketing existing products, increase our costs or negatively impact adult tobacco consumer product acceptability and have a material adverse effect on our business and profitability.
As with other agricultural commodities, tobacco price, quality and availability can be influenced by variations in weather patterns and natural disasters, including those caused by climate change, and macroeconomic conditions and imbalances in supply and demand, among other factors. For varieties of tobacco only available in limited geographies, government-mandated prices and production control programs, political instability or government prohibitions on the import or export of tobacco in certain countries pose additional risks to price, availability and quality. As consumer demand increases for innovative smoke-free products and decreases for combustible and MST products, the volume of tobacco leaf required for production of these products has decreased, resulting in reduced tobacco leaf demand. Reduced demand for tobacco leaf may result in the reduced supply and availability of domestic tobacco and increased costs, as growers divert resources to other crops or cease farming. Macroeconomic factors, such as tariffs, may exacerbate reductions in demand for tobacco leaf by increasing the cost of purchasing tobacco leaf from a supplier in another country. The unavailability or unacceptability of any one or more particular varieties of tobacco leaf or the unavailability of nicotine extract necessary to manufacture our operating companies’ products could negatively impact our ability to continue marketing existing products or impact adult tobacco consumer product acceptability, which could have a material adverse effect on our business and profitability. In addition, the nicotine used in our operating companies’ innovative smoke-free products is extracted from tobacco produced in one country. If we are unable to identify alternate sources of nicotine for our operating companies’ innovative products, we could be exposed to supply risk.
Current geopolitical and macroeconomic conditions (including tariffs, inflation, high interest rates, labor shortages, supply and demand imbalances and international armed conflict) and adverse weather events have caused and continue to cause worldwide disruptions and delays to supply chains and commercial markets, which limit access to, and increase the cost of, raw materials, ingredients and component parts (for example, wood tips used in our cigar products and aluminum used in our packaging). As consumer demand increases for innovative smoke-free products and decreases for combustible and MST products, the volume of raw materials, ingredients and component parts required for the production of combustible and MST products has decreased. Reduced demand for raw materials, ingredients and component parts may reduce supply and availability of raw materials, ingredients and component parts as suppliers divert resources to other products or cease producing these products. Furthermore, challenging economic conditions can create the risk that our suppliers, distributors, logistics providers or other third-party partners suffer financial or operational difficulties, which may impact their ability to provide us with or distribute finished product, raw materials and component parts and services in a timely manner or at all. If we are unable to identify alternate sources of raw materials, ingredients and component parts for our operating companies’ products, we could be exposed to supply risk.
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
Operating Results
The following table provides reconciliations of reported OCI to adjusted OCI for our reportable segments, all other category and total OCI and provides the related OCI margins:

	For the Year Ended December 31, 2024
(in millions)	Smokeable Products	Oral Tobacco Products	All Other	Total
Net revenues	$21,204	$2,776	$38	$24,018
Excise taxes	(3,469)	(105)	—	(3,574)
Revenues net of excise taxes	$17,735	$2,671	$38	$20,444

Reported OCI	$10,821	$1,449	$(414)	$11,856
NPM Adjustment Items	(29)	—	—	(29)
Asset impairment, exit and implementation costs	60	362	—	422
Tobacco and health and certain other litigation items	70	—	—	70
Adjusted OCI	$10,922	$1,811	$(414)	$12,319

Reported OCI margin (1)	61.0%	54.2%	(100+)%	58.0%
Adjusted OCI margin (1)	61.6%	67.8%	(100+)%	60.3%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Progress towards our current U.S. smoke-free portfolio goals are as follows through 2024:
▪U.S. smoke-free volumes of approximately 821 million units, an increase of 2.6% when compared to the 2022 base; and
▪Total U.S. smoke-free net revenues were $2.8 billion and net revenues from innovative smoke-free products were $0.3 billion.
As discussed previously, we are reassessing our U.S. smoke-free goals, and we anticipate providing updated U.S. smoke-free goals when we have more clarity on how the legitimate e-vapor market may evolve.

Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins and provides a reconciliation of reported OCI to adjusted OCI for our smokeable products segment:

	Operating Results
	For the Years Ended December 31,
(in millions)	2024	2023
Net revenues	$21,204	$21,756
Excise taxes	(3,469)	(3,869)
Revenues net of excise taxes	$17,735	$17,887

Reported OCI	$10,821	$10,670
NPM Adjustment Items	(29)	(29)
Asset impairment, exit and implementation costs	60	—
Tobacco and health and certain other litigation items	70	69
Adjusted OCI	$10,922	$10,710

Reported OCI margins (1)	61.0%	59.7%
Adjusted OCI margins (1)	61.6%	59.9%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
2024 Compared with 2023
Net revenues, which include excise taxes billed to customers, decreased $552 million (2.5%), due primarily to lower shipment volume ($2,528 million), partially offset by higher pricing ($1,968 million), which includes higher promotional investments.
Reported OCI increased $151 million (1.4%), due primarily to higher pricing, which includes higher promotional investments, and lower marketing, administration and research costs ($56 million), partially offset by lower shipment volume ($1,648 million), higher per unit settlement charges and manufacturing costs ($198 million) and 2024 exit costs related to the Initiative.
Adjusted OCI increased $212 million (2.0%), due primarily to higher pricing, which includes higher promotional investments, and lower marketing, administration and research costs ($86 million), partially offset by lower shipment volume, higher per unit settlement charges and manufacturing costs.
Marketing, administration and research costs for the smokeable products segment include PM USA’s cost of administering and litigating product liability claims. Litigation defense costs are influenced by a number of factors, including the number and types of cases filed, the number of cases tried annually, the results of trials and appeals, the development of the law controlling relevant legal issues, and litigation strategy and tactics. For further discussion on these matters, see Note 20 and Item 3. For the years ended December 31, 2024 and 2023, product liability defense costs for PM USA were $125 million and $133 million, respectively. The factors that have influenced past product liability costs are expected to continue to influence future costs. We do not expect future product liability defense costs for our smokeable products segment to be significantly different from product liability defense costs incurred in 2024.

Shipment Volume and Retail Share Results
The following table summarizes our smokeable products segment’s shipment volume performance:

	Shipment Volume
	For the Years Ended December 31,
(sticks in millions)	2024	2023
Cigarettes:
Marlboro	62,584	68,801
Other premium	3,186	3,533
Discount	2,812	4,002
Total cigarettes	68,582	76,336
Cigars:
Black & Mild	1,750	1,777
Other	4	3
Total cigars	1,754	1,780
Total smokeable products	70,336	78,116
Note: Cigarettes shipment volume includes Marlboro; Other premium brands, such as Virginia Slims and Parliament; and Discount brands, which include L&M and Basic. Cigarettes volume includes units sold as well as promotional units but excludes units sold for distribution to Puerto Rico, U.S. Territories to overseas military and by Philip Morris Duty Free Inc., none of which, individually or in the aggregate, is material to our smokeable products segment.
The following table summarizes our cigarettes retail share performance:

	Retail Share
	For the Years Ended December 31,
	2024	2023
Cigarettes:
Marlboro	41.7%	42.2%
Other premium	2.2	2.3
Discount	2.0	2.4
Total cigarettes	45.9%	46.9%
Note: Retail share results for cigarettes are based on data from Circana, LLC (“Circana”), as well as Management Science Associates, Inc. (“MSAi”). Circana maintains a blended retail service that uses a sample of stores and certain wholesale shipments to project market share and depict share trends. This service tracks sales in the food, drug, mass merchandisers, convenience, military, dollar store and club trade classes. For other trade classes selling cigarettes, retail share is based on shipments from wholesalers to retailers through the Store Tracking Analytical Reporting System, as provided by MSAi. This service is not designed to capture sales through other channels, including the internet, direct mail and some illicitly tax-advantaged outlets. It is the standard practice of retail services to periodically refresh their retail scan services, which could restate retail share results that were previously released in these services.
For a discussion of volume trends and factors that impact volume and retail share performance, see Business Environment above.
2024 Compared with 2023
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 10.2%, driven primarily by the industry’s decline rate (impacted by the growth of illicit e-vapor products and continued discretionary income pressures on adult tobacco consumers), retail share losses and trade inventory movements, partially offset by calendar differences. When adjusted for calendar differences and trade inventory movements, our smokeable products segment’s domestic cigarettes shipment volume decreased by an estimated 11%. When adjusted for calendar differences and trade inventory movements, total estimated domestic cigarette industry volume decreased by an estimated 9%.
Shipments of premium cigarettes accounted for 95.9% and 94.8% of our smokeable products segment’s reported domestic cigarettes shipment volume for 2024 and 2023, respectively.
Our cigar reported shipment volume decreased by 1.5%.
Marlboro’s retail share of the total cigarette category was 41.7%, a decrease of 0.5 share points.
Total cigarettes industry discount category retail share increased 1.3 share points to 29.7%, due primarily to continued discretionary income pressures on adult tobacco consumers.

For a discussion regarding discount category dynamics in 2024, the growth of illicit e-vapor products and the economic conditions that impact adult tobacco consumer purchasing behavior, see Operating Results by Business Segment - Business Environment - Summary above.
Pricing Actions
PM USA and Middleton executed the following pricing and promotional allowance actions during 2024 and 2023:
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
In addition:
▪Effective January 19, 2025, PM USA increased the list price of Marlboro (excluding Mainline Menthol and 72s Menthol) and L&M by $0.17 per pack. PM USA decreased the list price of Marlboro Black by $0.28 per pack. PM USA also increased the list price of all its other premium cigarette brands by $0.22 per pack.
Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins and provides a reconciliation of reported OCI to adjusted OCI for our oral tobacco products segment:

	Operating Results
	For the Years Ended December 31,
(in millions)	2024	2023
Net revenues	$2,776	$2,667
Excise taxes	(105)	(112)
Revenues net of excise taxes	$2,671	$2,555

Reported OCI	$1,449	$1,722
Asset impairment, exit and implementation costs	362	—
Adjusted OCI	$1,811	$1,722

Reported OCI margins (1)	54.2%	67.4%
Adjusted OCI margins (1)	67.8%	67.4%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.

2024 Compared with 2023
Net revenues, which include excise taxes billed to customers, increased $109 million (4.1%), due to higher pricing ($221 million), which includes higher promotional investments, partially offset by lower shipment volume and a higher percentage of on! shipment volume relative to MST ($112 million).
Reported OCI decreased $273 million (15.9%), due primarily to a non-cash impairment of the Skoal trademark ($354 million), lower shipment volume and a higher percentage of on! shipment volume relative to MST ($125 million), partially offset by higher pricing, which includes higher promotional investments.
Adjusted OCI increased $89 million (5.2%), due primarily to higher pricing, which includes higher promotional investments, partially offset by lower shipment volume and a higher percentage of on! shipment volume relative to MST.
Shipment Volume and Retail Share Results
The following table summarizes our oral tobacco products segment’s shipment volume performance:

	Shipment Volume
	For the Years Ended December 31,
(cans and packs in millions)	2024	2023
Copenhagen	401.5	440.1
Skoal	147.0	163.1
on!	160.3	114.3
Other	65.9	65.4
Total oral tobacco products	774.7	782.9
Note: Other primarily includes Red Seal and Husky. Oral tobacco products shipment volume includes cans and packs sold, as well as promotional units, but excludes international volume, which is currently not material to our oral tobacco products segment. New types of oral tobacco products, as well as new packaging configurations of existing oral tobacco products, may or may not be equivalent to existing MST products on a can-for-can basis. To calculate volumes of cans and packs shipped, one can of oral nicotine pouches, irrespective of the number of pouches in the pack, is assumed to be equivalent to one can or pack of MST.
The following table summarizes our oral tobacco products segment’s retail share performance (excluding international volume):

	Retail Share
	For the Years Ended December 31,
	2024	2023
Copenhagen	19.1%	23.5%
Skoal	7.6	9.3
on!	8.3	6.8
Other	2.5	2.9
Total oral tobacco products	37.5%	42.5%
Note: Our oral tobacco products segment’s retail share results exclude international volume, which is currently not material to our oral tobacco products segment. Retail share results for oral tobacco products are based on data from Circana, a tracking service that uses a sample of stores to project market share and depict share trends. This service tracks sales in the food, drug, mass merchandisers, convenience, military, dollar store and club trade classes on the number of cans and packs sold. Oral tobacco products are defined by Circana as domestic tobacco derived oral products, in the form of MST and oral nicotine pouches. New types of oral tobacco products, as well as new packaging configurations of existing oral tobacco products, may or may not be equivalent to existing MST products on a can-for-can basis. For example, one can of oral nicotine pouches, irrespective of the number of pouches in the pack, is assumed to be equivalent to one can or pack of MST. Because this service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share. It is the standard practice of retail services to periodically refresh their retail scan services, which could restate retail share results that were previously released in these services.
For a discussion of volume trends and factors that impact volume and retail share performance, see Business Environment above.
2024 Compared with 2023
Our oral tobacco products segment’s reported domestic shipment volume decreased 1.0%, driven primarily by retail share losses and trade inventory movements, partially offset by the industry’s growth rate, calendar differences and other factors. When adjusted for calendar differences and trade inventory movements, our oral tobacco products segment’s domestic shipment volume decreased by an estimated 2%.
Total oral tobacco products category industry volume increased by an estimated 8% over the six months ended December 31, 2024, driven primarily by growth in oral nicotine pouches, partially offset by declines in MST volumes.

Our oral tobacco products segment’s retail share was 37.5%, as share declines for MST products were partially offset by oral nicotine pouch segment share growth.
The U.S. nicotine pouch category grew to 42.9% of the U.S. oral tobacco category, an increase of 11.7 share points versus the prior year. In addition, on!’s share of the nicotine pouch category was 19.2%, a decrease of 2.6 share points versus the prior year.
For a discussion regarding the growth of oral nicotine pouch products and the related impact on the MST category and economic conditions that impact adult tobacco consumer purchasing behavior, see Operating Results by Business Segment - Business Environment - Summary above.
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
In addition:
▪Effective January 21, 2025, USSTC increased the list price on its Copenhagen and Red Seal brands by $0.12 per can. USSTC also increased the list price on its Skoal brands by $0.17 per can.
▪Effective February 23, 2025, Helix increased the list price on its on! brand by $0.20 per can.
E-Vapor
Our NJOY e-vapor business is reported in our all other category.
For the year ended December 31, 2024, reported domestic shipment volumes for NJOY consumables(1) and devices were 46.6 million units and 5.0 million units, respectively.
For the year ended December 31, 2024, NJOY retail share of consumables in the U.S. multi-outlet and convenience channel was 5.5%.
(1) E-vapor shipment volume includes NJOY ACE pods and DAILY disposables.
For a discussion regarding the growth of illicit e-vapor products and the ITC’s determination on the patent infringement complaint related to NJOY, see Critical Accounting Estimates above.
Liquidity and Capital Resources
We are a holding company that is primarily dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At December 31, 2024, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, we receive cash dividends on our interest in ABI and will continue to do so as long as we hold shares in ABI and ABI pays dividends.
At December 31, 2024, we had $3.1 billion of cash and cash equivalents. In addition to having access to the operating cash flows of our subsidiaries, our capital resources include access to credit markets in the form of commercial paper, availability under our $3.0 billion senior unsecured 5-year revolving credit agreement (“Credit Agreement”), which we use for general corporate purposes, and access to credit markets through the issuance of long-term senior unsecured notes. For additional information, see Capital Markets and Other Matters below.
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

Capital Markets and Other Matters
Credit Ratings - Our cost and terms of financing and our access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under our Credit Agreement is discussed in Note 10. Short-Term Borrowings to our consolidated financial statements in Item 8 (“Note 10”).
At December 31, 2024, the credit ratings and outlook for our indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Negative (1)
Standard & Poor’s Financial Services LLC (“S&P”)	A-2	BBB	Positive
Fitch Ratings Inc.	F2	BBB	Stable
(1) On May 6, 2024, Moody’s changed its outlook for our indebtedness to Negative from Stable.
Credit Lines - From time to time, we have short-term borrowing needs to meet our working capital requirements arising from the timing of payments under the State Settlement Agreements, quarterly income tax payments and quarterly dividend payments, and generally use our commercial paper program to meet those needs.
At December 31, 2024, we had availability under our Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion, and we were in compliance with the covenants in our Credit Agreement. We monitor the credit quality of our bank group and do not know of any potential non-performing credit provider in that group. For further discussion on short-term borrowings, see Note 10.
Long-Term Debt - At December 31, 2024 and 2023, our total long-term debt was $24.9 billion and $26.2 billion, respectively.
During the first quarter of 2024, we repaid in full at maturity our 4.000% and 3.800% senior unsecured notes in the aggregate principal amounts of $776 million and $345 million, respectively.
On February 6, 2025, we issued USD denominated senior unsecured notes in the aggregate principal amount of $1.0 billion. The net proceeds from the notes are being used for general corporate purposes, which may include the repayment of our 2.350% senior unsecured notes due May 2025 and our 1.700% senior unsecured notes due June 2025. The notes contain the following terms:
▪$0.5 billion at 4.875%, due 2028, interest payable semiannually beginning August 4, 2025; and
▪$0.5 billion at 5.625%, due 2035, interest payable semiannually beginning August 6, 2025.
All of our long-term debt outstanding at December 31, 2024 and 2023 was fixed-rate debt. At December 31, 2024 and 2023, the weighted-average coupon interest rate on total long-term debt was approximately 4.3%.
For further details on long-term debt, see Note 11. Long-Term Debt to our consolidated financial statements in Item 8 (“Note 11”).
At December 31, 2024, our debt-to-Consolidated net earnings and debt-to-Consolidated EBITDA ratios were calculated as follows:

For the Twelve Months Ended December 31, 2024
(in millions)
Consolidated net earnings	$11,264
Interest and other debt expense, net	1,037
Provision for income taxes	2,394
Depreciation and amortization	286
EBITDA	14,981
(Income) loss from investments in equity securities and noncontrolling interests, net	(652)
Dividends from less than 50% owned affiliates	139
Gain on the sale of IQOS System commercialization rights	(2,700)
Asset impairment and exit costs	389
Consolidated EBITDA	$12,157

Current portion of long-term debt	$1,527
Long-term debt	23,399
Total Debt	$24,926

Total Debt / Consolidated net earnings	2.2
Total Debt / Consolidated EBITDA	2.1

ABI Transaction - As discussed in Note 8, in March 2024, we received pre-tax cash proceeds from the ABI Transaction of approximately $2.4 billion and paid transaction costs of approximately $62 million. We used the proceeds from the ABI Transaction to fund the ASR transactions discussed below.
NJOY Contingent Payments - In the second quarter of 2024, the FDA issued MGOs for four NJOY e-vapor menthol products. As a result, we became obligated to make cash payments totaling $250 million under the acquisition agreement, which we made in July 2024. For further discussion on the NJOY contingent payments, see Note 3.
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
Guarantees and Other Similar Matters - As discussed in Note 20, we had unused letters of credit obtained in the ordinary course of business and guarantees (including third-party guarantees) outstanding at December 31, 2024. From time to time, we also issue lines of credit to affiliated entities. As further discussed in Note 5. Supplier Financing to our consolidated financial statements in Item 8, as part of the supplier financing program, Altria guarantees the financial obligations of ALCS under the financing program agreement. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 11, PM USA guarantees our obligations under our outstanding debt securities, any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program. These items have not had, and are not expected to have, a significant impact on our liquidity.
Long-Term Debt and Interest on Borrowings - In addition to maturities of long-term debt, we make interest payments based on stated coupon interest rates. For information on annual debt maturities and interest payments, see Note 11.
Purchase Obligations - We have entered into purchase obligations for inventory and production costs (such as raw materials, indirect materials and services, contract manufacturing, packaging, storage and distribution) and other commitments for projected needs to be used in the normal course of business. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). At December 31, 2024, purchase obligations for inventory and production costs for the next 12 months were $0.8 billion and $2.3 billion thereafter.
At December 31, 2024, we had $0.9 billion of other purchase obligation commitments for marketing, capital expenditures, information technology and professional services, which occur through the ordinary course of business. The majority of these commitments are expected to be satisfied within 12 months. Accounts payable and accrued liabilities are reflected on our consolidated balance sheet at December 31, 2024 and are excluded from the amounts above.
Payments Under State Settlement Agreements and FDA Regulation - PM USA has entered into State Settlement Agreements with the states, the District of Columbia and certain U.S. territories that call for certain payments. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. For further discussion of State Settlement Agreements, see Health Care Cost Recovery Litigation in Note 20.
Based on current agreements, estimated annual industry volume decline rates, estimated operating income, estimated market share and inflation, the estimated amounts that we may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees are $3.0 billion on average for the next three years. This estimate no longer includes PM USA’s obligations under the State Settlement Agreements to make quarterly payments with respect to settling plaintiffs’ attorneys’ fees due to the termination of these obligations in the fourth quarter of 2024. In addition, the amount excludes the potential impact of any NPM Adjustment Items.
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year are generally paid in April of the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. We paid approximately $3.9 billion and $4.3 billion for the years ended December 31, 2024 and 2023, respectively, in connection with the State Settlement Agreements and FDA user fees, which are primarily paid in the second quarter of each period. The payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including volume, operating income, market share and inflation. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results. For further discussion on the potential impact of inflation on future payments, see Operating Results by Business Segment - Business Environment - State Settlement Agreements above.
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of December 31, 2024, PM USA had posted appeal bonds totaling $31 million, which have been collateralized with restricted cash that is included in assets on our consolidated balance sheet.
Litigation is subject to uncertainty, and an adverse outcome or settlement of litigation could have a material adverse effect on our results of operations, cash flows or financial position in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 20, Item 3 and Item 1A.

Other Long-Term Liabilities - We had $0.9 billion of accrued postretirement health care costs on our consolidated balance sheet at December 31, 2024 and estimate approximately $84 million of annual payments. In addition, we had accrued pension obligations, substantially all of which are funded from plan assets. For further information on our postretirement health care and pension obligations, see Note 18.
In October 2024, we entered into an agreement with the IRS regarding the tax treatment of a $6.4 billion ordinary loss we recognized in 2023 for cash tax purposes with respect to a portion of our tax basis associated with our former investment in JUUL. As a result, other liabilities decreased approximately $1.1 billion, which included the reversal of an unrecognized tax benefit associated with the $6.4 billion ordinary loss position recognized in 2023, as further discussed in Note 16.
We are unable to estimate the timing of payments of other long-term liabilities included on our consolidated balance sheet at December 31, 2024.
Equity and Dividends
During 2024, we paid dividends of $6.8 billion, essentially unchanged from 2023, reflecting a higher dividend rate, mostly offset by fewer shares outstanding as a result of shares we repurchased under our share repurchase programs.
In the third quarter of 2024, our Board approved a 4.1% increase in the quarterly dividend rate to $1.02 per share of our common stock versus the previous rate of $0.98 per share. Our current annualized dividend rate is $4.08 per share. Our 2028 Goals include a progressive dividend goal targeting mid-single digits dividend per share growth annually through 2028. Future dividend payments remain subject to the discretion of our Board.
In March 2024, we increased our $1.0 billion share repurchase program to $3.4 billion and entered into ASR transactions for our common stock. In the first half of 2024, we paid $2.4 billion for the repurchase of our common stock in the ASR transactions. We funded the ASR transactions with proceeds from the ABI Transaction.
For further discussion of our share repurchase programs, see Note 12 and Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Form 10-K.
Financial Review
Cash Provided by/Used in Operating Activities
During 2024, net cash provided by operating activities was $8.8 billion compared with $9.3 billion during 2023. This decrease was due primarily to lower net revenues, payments for certain transferable income tax credits, higher litigation payments and a portion of the NJOY contingent payments ($140 million), partially offset by lower payments for (i) federal excise taxes and (ii) Statement Settlement Agreements, due primarily to lower smokeable products shipment volume.
We had a working capital deficit at December 31, 2024 and 2023, and believe we have the ability to fund working capital deficits with cash provided by operating activities, borrowings under our Credit Agreement and access to the credit and capital markets.
Cash Provided by/Used in Investing Activities
During 2024, net cash provided by investing activities was $2.2 billion compared with net cash used in investing activities of $1.3 billion during 2023. This change was due primarily to proceeds from the ABI Transaction in 2024 and the payments for the NJOY Transaction in 2023, partially offset by proceeds from the sale of IQOS System commercialization rights in 2023.
Capital expenditures for 2024 decreased 27.6% to $142 million. We expect capital expenditures for 2025 to be in the range of $175 million to $225 million, which are expected to be funded from operating cash flows.
Cash Provided by/Used in Financing Activities
During 2024, net cash used in financing activities was $11.5 billion compared with $8.4 billion during 2023. This increase was due primarily to higher share repurchases in 2024, issuance of long-term debt in 2023 and a portion of the NJOY contingent payments ($110 million), partially offset by lower repayments of long-term debt in 2024.
New Accounting Guidance Not Yet Adopted
See Note 2 for a discussion of issued accounting guidance applicable to, but not yet adopted by, us.
Contingencies
See Note 20 and Item 3 for a discussion of contingencies.
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
Summarized Balance Sheets
(in millions of dollars)

	December 31, 2024
	Parent	Guarantor
Assets
Due from Non-Guarantor Subsidiaries	$—	$334
Other current assets	3,215	658
Total current assets	$3,215	$992

Due from Non-Guarantor Subsidiaries	$6,561	$—
Other assets	8,005	1,246
Total non-current assets	$14,566	$1,246

Liabilities
Due to Non-Guarantor Subsidiaries	$3,549	$1,157
Other current liabilities	4,216	3,510
Total current liabilities	$7,765	$4,667

Total non-current liabilities	$25,039	$522

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Year Ended December 31, 2024
	Parent (1)	Guarantor (2)
Net revenues	$—	$20,010
Gross profit	—	11,531
Net earnings (losses)	799	7,723
(1) For the year ended December 31, 2024, net earnings (losses) include $368 million of intercompany interest income from non-guarantor subsidiaries and $468 million of interest expense from non-guarantor subsidiaries.
(2) For the year ended December 31, 2024, net earnings (losses) include $294 million of intercompany interest income from non-guarantor subsidiaries.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The fair value of our long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting primarily from changes in market interest rates. The following table provides the fair value of our long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates at December 31:

(in billions)	2024	2023
Fair value	$22.7	$24.4
Decrease in fair value from a 1% increase in market interest rates	1.7	1.9
Increase in fair value from a 1% decrease in market interest rates	2.0	2.2
We expect interest rates on borrowings under our Credit Agreement to be based on the Term Secured Overnight Financing Rate, plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s and S&P. The applicable percentage for borrowings under our Credit Agreement at December 31, 2024 was 1.0% based on our long-term senior unsecured debt ratings on that date. At December 31, 2024 and 2023, we had no borrowings under our Credit Agreement.

Item 8. Financial Statements and Supplementary Data.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions of dollars)
________________________

at December 31,	2024	2023
Assets
Cash and cash equivalents	$3,127	$3,686
Receivables	177	71
Inventories:
Leaf tobacco	591	649
Other raw materials	190	204
Work in process	21	22
Finished product	278	340
	1,080	1,215
Income taxes	93	496
Other current assets	36	117
Total current assets	4,513	5,585

Property, plant and equipment, at cost:
Land and land improvements	124	123
Buildings and building equipment	1,552	1,535
Machinery and equipment	2,662	2,684
Construction in progress	199	240
	4,537	4,582
Less accumulated depreciation	2,920	2,930
	1,617	1,652

Goodwill	6,945	6,791
Other intangible assets, net	12,973	13,686
Investments in equity securities	8,195	10,011
Other assets	934	845
Total Assets	$35,177	$38,570

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
____________________________________________

at December 31,	2024	2023
Liabilities
Current portion of long-term debt	$1,527	$1,121
Accounts payable	700	582
Accrued liabilities:
Marketing	688	716
Settlement charges	2,354	2,563
Other	1,780	1,902
Deferred gain from the sale of IQOS System commercialization rights	—	2,700
Dividends payable	1,732	1,735
Total current liabilities	8,781	11,319

Long-term debt	23,399	25,112
Deferred income taxes	3,749	2,799
Accrued pension costs	136	130
Accrued postretirement health care costs	935	1,079
Other liabilities	365	1,621
Total liabilities	37,365	42,060
Contingencies (Note 20)
Stockholders’ Equity (Deficit)
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,905	5,906
Earnings reinvested in the business	35,516	31,094
Accumulated other comprehensive losses	(2,400)	(2,673)
Cost of repurchased stock (1,115,309,450 shares at December 31, 2024 and 1,042,499,542 shares at December 31, 2023)	(42,194)	(38,802)
Total stockholders’ equity (deficit) attributable to Altria	(2,238)	(3,540)
Noncontrolling interests	50	50
Total stockholders’ equity (deficit)	(2,188)	(3,490)
Total Liabilities and Stockholders’ Equity (Deficit)	$35,177	$38,570

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Earnings
(in millions of dollars, except per share data)
____________________________________

for the years ended December 31,	2024	2023	2022
Net revenues	$24,018	$24,483	$25,096
Cost of sales	6,077	6,218	6,442
Excise taxes on products	3,574	3,981	4,408
Gross profit	14,367	14,284	14,246
Marketing, administration and research costs	2,737	2,737	2,327
Asset impairment and exit costs	389	—	—
Operating income	11,241	11,547	11,919
Interest and other debt expense, net	1,037	989	1,058
Net periodic benefit income, excluding service cost	(102)	(127)	(184)
(Income) losses from investments in equity securities	(652)	(243)	3,656
Gain on the sale of IQOS System commercialization rights	(2,700)	—	—
Earnings before income taxes	13,658	10,928	7,389
Provision for income taxes	2,394	2,798	1,625
Net earnings	$11,264	$8,130	$5,764
Per share data:
Basic and diluted earnings per share	$6.54	$4.57	$3.19

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
_______________________

for the years ended December 31,	2024	2023	2022
Net earnings	$11,264	$8,130	$5,764
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	101	(57)	176
ABI	177	174	143
Currency translation adjustments and other	(5)	(19)	(34)
Other comprehensive earnings (losses), net of deferred income taxes	273	98	285
Comprehensive earnings	$11,537	$8,228	$6,049

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions of dollars)
__________________

for the years ended December 31,	2024	2023	2022
Cash Provided by (Used in) Operating Activities
Net earnings	$11,264	$8,130	$5,764
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	286	272	226
Deferred income tax provision (benefit)	951	(230)	(947)
Unrecognized tax benefit (1)	(1,128)	1,111	16
(Income) losses from investments in equity securities	(652)	(243)	3,656
Gain on the sale of IQOS System commercialization rights	(2,700)	—	—
Dividends from ABI	139	163	104
Asset impairment and exit costs	389	—	—
Cash effects of changes: (2)
Receivables	(106)	6	(21)
Inventories	102	(15)	14
Accounts payable	116	38	92
Income taxes	798	6	(118)
Accrued liabilities and other current assets	(550)	280	(129)
Accrued settlement charges	(209)	(362)	(424)
Pension plan contributions	(18)	(20)	(20)
Pension and postretirement, net	(107)	(136)	(156)
Other, net	178	287	199
Net cash provided by (used in) operating activities	8,753	9,287	8,256

Cash Provided by (Used in) Investing Activities
Capital expenditures	(142)	(196)	(205)
Proceeds from the ABI Transaction (3)	2,353	—	—
Proceeds from the sale of IQOS System commercialization rights	—	1,700	1,000
Acquisition of NJOY, net of cash acquired	—	(2,751)	—
Other, net	(36)	(36)	(13)
Net cash provided by (used in) investing activities	2,175	(1,283)	782
(1) Substantially all of the 2024 and 2023 amounts relate to an unrecognized tax benefit from the ordinary loss for cash tax purposes with respect to a portion of our tax basis associated with our former investment in JUUL, partially offset by our estimated corporate alternative minimum tax credit carryforward. See Note 16. Income Taxes.
(2) 2023 amounts are net of the effects from the NJOY Transaction. See Note 3. Acquisition of NJOY.
(3) See Note 8. Investments in Equity Securities.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
__________________

for the years ended December 31,	2024		2023		2022
Cash Provided by (Used in) Financing Activities
Proceeds from short-term borrowings	$—		$2,000		$—
Repayment of short-term borrowings	—		(2,000)		—
Long-term debt issued	—		998		—
Long-term debt repaid	(1,121)		(1,566)		(1,105)
Repurchases of common stock	(3,400)		(1,000)		(1,825)
Dividends paid on common stock	(6,845)		(6,779)		(6,599)
Other, net	(125)		(27)		(12)
Net cash provided by (used in) financing activities	(11,491)		(8,374)		(9,541)
Cash, cash equivalents and restricted cash:
Increase (decrease)	(563)		(370)		(503)
Balance at beginning of year	3,721		4,091		4,594
Balance at end of year	$3,158		$3,721		$4,091
Supplemental cash flow information:
Cash paid:
Interest	$1,113		$1,116		$1,119
Income taxes	$1,802	(1)	$1,890	(1)	$2,657
Non-cash investing activities:
Deferred proceeds from the sale of IQOS System commercialization rights	$—		$—		$1,700

The following table provides a reconciliation of cash, cash equivalents and restricted cash (2) to the amounts reported on our consolidated balance sheets:

at December 31,	2024		2023		2022
Cash and cash equivalents	$3,127		$3,686		$4,030
Restricted cash included in other current assets	8		5		15
Restricted cash included in other assets	23		30		46
Cash, cash equivalents and restricted cash	$3,158		$3,721		$4,091
(1) For the years ended December 31, 2024 and 2023, income taxes paid were reduced by the impact of transferable income tax credits. At December 31, 2024 and 2023, transferable income tax credits totaled $445 million and $335 million, respectively, and are included in other accrued liabilities on our consolidated balance sheets.
(2) Restricted cash consisted primarily of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 20. Contingencies.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(in millions of dollars, except per share data)
____________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2021	$935	$5,857	$30,664	$(3,056)	$(36,006)	$—	$(1,606)
Net earnings	—	—	5,764	—	—	—	5,764
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	285	—	—	285
Stock award activity	—	30	—	—	15	—	45
Cash dividends declared ($3.68 per share)	—	—	(6,636)	—	—	—	(6,636)
Repurchases of common stock	—	—	—	—	(1,825)	—	(1,825)
Other (1)	—	—	—	—	—	50	50
Balances, December 31, 2022	935	5,887	29,792	(2,771)	(37,816)	50	(3,923)
Net earnings	—	—	8,130	—	—	—	8,130
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	98	—	—	98
Stock award activity	—	19	—	—	22	—	41
Cash dividends declared ($3.84 per share)	—	—	(6,828)	—	—	—	(6,828)
Repurchases of common stock	—	—	—	—	(1,000)	—	(1,000)
Other	—	—	—	—	(8)	—	(8)
Balances, December 31, 2023	935	5,906	31,094	(2,673)	(38,802)	50	(3,490)
Net earnings	—	—	11,264	—	—	—	11,264
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	273	—	—	273
Stock award activity	—	17	—	—	24	—	41
Cash dividends declared ($4.00 per share)	—	—	(6,842)	—	—	—	(6,842)
Repurchases of common stock	—	(18)	—	—	(3,382)	—	(3,400)
Other	—	—	—	—	(34)	—	(34)
Balances, December 31, 2024	$935	$5,905	$35,516	$(2,400)	$(42,194)	$50	$(2,188)
(1) Represents the non-cash contribution made by JTIUH to Horizon in 2022. See Note 1. Background and Basis of Presentation.

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
▪Background: At December 31, 2024, our wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which, through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco (“MST”) products; Helix Innovations LLC (“Helix”), which operates in the United States, and its foreign affiliates (“Helix International”), which operate in certain other countries, are engaged in the manufacture and sale of oral nicotine pouches; and NJOY, LLC (“NJOY”), which is engaged in the manufacture and sale of e-vapor products. Other wholly owned subsidiaries included Altria Group Distribution Company (“AGDC”), which provides sales and distribution services to our domestic operating companies, and Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, research and product development, consumer engagement, finance, human resources and external affairs. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At December 31, 2024, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
As discussed in Note 3. Acquisition of NJOY, on June 1, 2023, we completed our acquisition of NJOY Holdings, Inc. (“NJOY Holdings”), the parent of NJOY. As a result of the acquisition, NJOY became a wholly owned subsidiary of Altria.
In October 2022, we entered into a joint venture with JTI (US) Holding, Inc. (“JTIUH”), a subsidiary of Japan Tobacco Inc., for the U.S. marketing and commercialization of heated tobacco stick (“HTS”) products. The joint venture entity, Horizon Innovations LLC (“Horizon”), is structured to exist in perpetuity and is responsible for the U.S. marketing and commercialization of HTS products owned by either party. At December 31, 2024, we owned a 75% economic interest in Horizon; JTIUH owned the remaining 25% economic interest. As of January 30, 2025, there are no products in the U.S. marketplace from the joint venture.
At December 31, 2024, we had investments in Anheuser-Busch InBev SA/NV (“ABI”) and Cronos Group Inc. (“Cronos”). In March 2024, we sold a portion of our investment in ABI (“ABI Transaction”). In March 2023, we entered into a stock transfer agreement with JUUL Labs, Inc. (“Stock Transfer Agreement”) pursuant to which we transferred to JUUL Labs, Inc. (“JUUL”) all of our beneficially owned JUUL equity securities. In exchange, we received a non-exclusive, irrevocable global license to certain of JUUL’s heated tobacco intellectual property (“JUUL Heated Tobacco IP”). For further discussion of our current and former investments and the ABI Transaction, see Note 8. Investments in Equity Securities.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of our financial statements and the reported amounts of net revenues and expenses during the reporting periods. Significant estimates and assumptions include, among other things, pension and benefit plan assumptions, lives and valuation assumptions for goodwill and other intangible assets, investments in equity securities, marketing programs and income taxes. Actual results could differ from those estimates.
Certain immaterial prior year amounts have been reclassified to conform with the current year’s presentation.
On January 1, 2024, we adopted Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU No. 2022-03”). This guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance also specifies required disclosures for equity securities subject to contractual sale restrictions. We applied ASU No. 2022-03 for the fair value disclosure of our investment in ABI. For further discussion, see Note 8. Investments in Equity Securities.
Additionally, in connection with the preparation of our annual financial statements for the year ended December 31, 2024, we adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU No. 2023-07”). This guidance requires disclosure of incremental segment information on an annual and interim basis. We included expanded footnote disclosures as a result of the adoption of ASU No. 2023-07 in Note 17. Segment Reporting. We will include interim disclosure requirements in our interim condensed consolidated financial statements beginning in the first quarter of 2025.

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
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment as of October 1 of each year, and more frequently if an event occurs or circumstances change that would require us to perform an interim review. We have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If necessary, we will perform a single step quantitative impairment test. Additionally, we have the option to unconditionally bypass the qualitative assessment and perform a single step quantitative assessment. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. We measure the amount of impairment loss as the difference between the carrying value and the fair value of a reporting unit; however, the amount of the impairment loss is limited to the total amount of goodwill allocated to a reporting unit. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, which is determined using discounted cash flows, we consider the intangible asset impaired and reduce the carrying value to fair value in the period identified.
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
▪Guarantees: We recognize a liability for the fair value of the obligation of qualifying guarantee activities. See Note 20. Contingencies - Guarantees and Other Similar Matters for a further discussion of guarantees.
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
We recognize the financial statement benefit for uncertain income tax positions in our consolidated financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. For those income tax positions where it is more likely than not that a tax benefit will not be sustained, no tax benefit is recognized in the financial statements. We recognize accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes in our consolidated statements of earnings.
▪Inventories: We use the last-in, first-out (“LIFO”) method to determine the cost of the majority of our inventories. We determine the cost of the remaining inventories using the first-in, first-out (“FIFO”) and average cost methods. We record inventories that are measured using the LIFO method at the lower of cost or market. We state inventories that are measured using the FIFO and average cost methods at the lower of cost and net realizable value. It is a generally recognized industry practice to classify leaf tobacco inventories as a current asset although part of such inventories, because of the duration of the curing and aging process, ordinarily would not be used within one year. We determined the cost of approximately 77% and 76% of our inventories at December 31, 2024 and 2023, respectively, using the LIFO method. The recorded LIFO amounts of our inventories were approximately $0.7 billion lower than the current cost of our inventories at December 31, 2024 and 2023.
▪Investments in Equity Securities: Investments in equity securities in which we have the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method of accounting or the fair value option. The election of the fair value option is irrevocable and is made on an investment by investment basis.
We elected to account for our investments in ABI and Cronos under the equity method of accounting. Our share of equity (income) losses and other adjustments associated with these investments are included in (income) losses from investments in equity securities in our consolidated statements of earnings. We report the carrying value for each of our investments in ABI and Cronos in investments in equity securities on our consolidated balance sheets. We report equity method investments accounted for under the equity method of accounting at cost and adjust these investments each period for our share of (income) losses and dividends paid, if any. We report our share of ABI’s and Cronos’s results using a one-quarter lag because results are not available in time for us to record them in the concurrent period. At the end of each reporting period, we review our investments accounted for under the equity method of accounting for impairment by comparing the fair value of each of our investments to their carrying value. If the carrying value of an investment exceeds its fair value and we determine that the loss in value is other than temporary, we consider the investment impaired, reduce its carrying value to its fair value and record the impairment in our consolidated statements of earnings in the period identified. We use certain factors to make this determination including (i) the duration and magnitude of the fair value decline, (ii) the financial condition and near-term prospects of the investee and (iii) our intent and ability to hold our investment until recovery to its carrying value.
See Note 8. Investments in Equity Securities for additional information on our accounting policy for our former investment in JUUL.
▪Litigation Contingencies and Costs: We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. We expense litigation defense costs as incurred and include these costs in marketing, administration and research costs in our consolidated statements of earnings. See Note 20. Contingencies.
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
Payment terms vary depending on product type. Our businesses consider payments received in advance of product shipment as deferred revenue, which we include in other accrued liabilities on our consolidated balance sheets until revenue is recognized. PM USA primarily receives payments in advance of a customer obtaining control of the product. USSTC, Helix and NJOY receive substantially all payments within one business day of a customer obtaining control of the product. We include amounts due from customers in receivables on our consolidated balance sheets.
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

▪New Accounting Guidance Not Yet Adopted: The following table provides a description of issued accounting guidance applicable to, but not yet adopted by, us:

Standards	Description	Effective Date for Public Entity	Effect on Financial Statements
ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The guidance will require additional income tax disclosures, primarily related to the rate reconciliation and income taxes paid information.	The guidance is effective for fiscal years beginning after December 15, 2024.	The guidance will result in expanded disclosures beginning in our annual consolidated financial statements for the year ending December 31, 2025.
ASU Nos. 2024-03 and 2025-01 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The guidance will require additional disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses.	The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027.	We are in the process of evaluating the impact of this guidance on our disclosures.

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
In the second quarter of 2024, the FDA issued marketing granted orders for four NJOY menthol e-vapor products. As a result, we became obligated to make cash payments totaling $250 million under the acquisition agreement, which we made in July 2024. Additionally, we recorded a pre-tax charge of approximately $140 million for the change in the fair value of contingent payments for the year ended December 31, 2024. At December 31, 2024, the fair value of the remaining contingent payments, which relate to blueberry and watermelon pod products, was approximately $20 million.
Contingent payments related to the NJOY Transaction were recognized at their estimated fair value as of the acquisition date. Subsequent changes to the fair value of the liability associated with contingent payments are recognized in earnings until the contingency is resolved. In determining the estimated fair value of contingent payments, we made certain judgments, estimates and assumptions, the most significant of which was the likelihood of certain potential regulatory outcomes. Contingent payments are classified in Level 3 of the fair value hierarchy.
Costs incurred for the NJOY Transaction are recognized in the period in which they are incurred and are included in our consolidated statement of earnings as follows:

	For the Years Ended December 31,
(in millions)	2024	2023
Marketing, administration and research costs:
Change in fair value of contingent payments	$140	$—
Other costs, net (1)	36	63
Interest and other debt expense, net:
Financing fees	—	9
Total NJOY Transaction costs, net	$176	$72
(1) For the year ended December 31, 2024, these amounts consisted primarily of acquisition-related items associated with patent infringement lawsuits related to the NJOY Transaction. For the year ended December 31, 2023, these amounts consisted primarily of acquisition-related transaction costs. For further discussion of the patent infringement lawsuits, see Note 20. Contingencies.
We funded the initial NJOY Transaction cash payments at closing through a combination of borrowings under a $2.0 billion term loan facility, the issuance of commercial paper and available cash. For further discussion regarding the term loan facility, see Note 10 Short-Term Borrowings.

We accounted for the NJOY Transaction as a business combination. On June 1, 2024, we finalized our purchase price allocation. The amounts in the table below represent the final purchase price allocation to the assets acquired and liabilities assumed in the NJOY Transaction, including measurement period adjustments recorded during 2024.

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

Note 4. Revenues from Contracts with Customers
We disaggregate net revenues based on product type. For further discussion, see Note 17. Segment Reporting.
Prior to 2024, substantially all cash discounts, offered in contracts with our customers for prompt payment, were based on a flat rate per unit based on agreed-upon payment terms. Beginning in the first quarter of 2024 for PM USA and USSTC, cash discounts in contracts with our customers were based on a percentage of the list price based on agreed-upon payment terms. We record receivables net of the cash discounts on our consolidated balance sheets.
Receivables and deferred revenue associated with contracts with customers were as follows at December 31:

(in millions)	2024	2023
Receivables	$177	$71
Deferred revenue	215	258
At December 31, 2024 and 2023, we did not expect differences between amounts recorded as receivables and amounts that would be subsequently received; therefore, we did not record an allowance for credit losses against these receivables.
We record deferred revenue when our businesses receive payment in advance of product shipment. These payments are included in other accrued liabilities on our consolidated balance sheets until control of such products is obtained by the customer. When cash is received in advance of product shipment, our companies satisfy their performance obligations within three days of receiving payment. At December 31, 2024 and 2023, there were no differences between amounts recorded as deferred revenue from contracts with customers and amounts subsequently recognized as revenue.
We record an allowance for returned goods, which is included in other accrued liabilities on our consolidated balance sheets. It is USSTC’s policy to accept authorized sales returns from its customers for products that have passed the freshness date printed on product packaging due to the limited shelf life of USSTC’s MST products. We record estimated sales returns, which are based principally on historical volume and return rates, as a reduction to revenues. Actual sales returns will differ from estimated sales returns to the extent actual results differ from estimated assumptions. We reflect differences between actual and estimated sales returns in the period in which the actual amounts become known. These differences, if any, have not had a material impact on our consolidated financial statements. All returned goods are destroyed upon return and not included in inventory. Consequently, we do not record an asset for USSTC’s right to recover goods from customers upon return.
Sales incentives include variable payments related to goods sold by our businesses. We include estimates of variable consideration as a reduction to revenues upon shipment of goods to customers. The sales incentives that require significant estimates and judgments are as follows:
▪Price promotion payments - We make price promotion payments, substantially all of which are made to our retail partners to incent the promotion of certain product offerings in select geographic areas.
▪Wholesale and retail participation payments - We make payments to our wholesale and retail partners to incent merchandising and sharing of sales data in accordance with our trade agreements.
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
A reconciliation of the beginning and ending confirmed outstanding obligations was as follows:

	For the Years Ended December 31,
(in millions)	2024	2023
Confirmed outstanding obligations at beginning of year	$119	$8
Invoices confirmed during the year	563	244
Confirmed invoices paid during the year	(554)	(133)
Confirmed outstanding obligations at end of year	$128	$119

Note 6. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, were as follows at December 31:

	2024			2023
(in millions)	Goodwill		Other Intangible Assets, net	Goodwill		Other Intangible Assets, net
Smokeable products segment	$99		$2,936	$99		$2,963
Oral tobacco products segment	5,078		8,679	5,078		9,065
Other	1,768	(1)	1,358	1,614	(1)	1,658
Total	$6,945		$12,973	$6,791		$13,686
(1) Represents e-vapor reporting unit goodwill related to the NJOY Transaction. See Note 3. Acquisition of NJOY.
Other intangible assets consisted of the following at December 31:

	2024		2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,089	$—	$11,443	$—
Definite-lived intangible assets	2,621	737	2,841	598
Total other intangible assets	$13,710	$737	$14,284	$598
At December 31, 2024, substantially all of our indefinite-lived intangible assets consisted of (i) MST trademarks of $8.5 billion, which consists of Copenhagen, Skoal and other MST trademarks of $4.0 billion, $3.6 billion and $0.9 billion, respectively, from our 2009 acquisition of UST, and (ii) cigar trademarks of $2.6 billion from our 2007 acquisition of Middleton. Definite-lived intangible assets, consisting primarily of intellectual property (which includes developed technology), certain cigarette trademarks, e-vapor trademarks and customer relationships, are amortized over a weighted-average period of approximately 19 years. Pre-tax amortization expense for definite-lived intangible assets during the years ended December 31, 2024, 2023 and 2022 was $139 million, $128 million and $73 million, respectively. We estimate our annual amortization expense for each of the next five years to be approximately $150 million, assuming no additional transactions occur that require the amortization of intangible assets.
On April 30, 2024, we assigned the exclusive U.S. commercialization rights to the IQOS Tobacco Heating System (“IQOS System”) to Philip Morris International Inc. (“PMI”) pursuant to the terms of a purchase agreement entered into with PMI in October 2022 (“IQOS Transaction”). In exchange for the assignment of the U.S. commercialization rights to the IQOS System, we received total cash payments of approximately $2.8 billion ($1.0 billion in 2022 and $1.8 billion, including interest, in the third quarter of 2023), $2.7 billion of which was classified as a deferred gain on our consolidated balance sheet at December 31, 2023. Upon the assignment of the U.S. commercialization rights to the IQOS System, we recorded a pre-tax gain of $2.7 billion for the year ended December 31, 2024 in our consolidated statement of earnings.
The changes in goodwill and net carrying amount of intangible assets were as follows:

	2024		2023
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Balance at January 1	$6,791	$13,686	$5,177	$12,384
Changes due to:
Acquisitions (1)	154	(220)	1,614	1,430
Asset impairment	—	(354)	—	—
Amortization	—	(139)	—	(128)
Balance at December 31	$6,945	$12,973	$6,791	$13,686
(1) Substantially all of the 2023 amounts are attributable to the NJOY Transaction. The 2024 amounts represent the measurement period adjustments related to the NJOY Transaction. See Note 3. Acquisition of NJOY.
At December 31, 2023, the estimated fair value of the Skoal trademark exceeded its carrying value of $3.9 billion by approximately 6% ($0.2 billion). Sales volumes of MST products, including Skoal, have been negatively impacted due in part to evolving adult tobacco consumer preferences, which has resulted in consumers increasingly moving across tobacco categories. In connection with the preparation of our financial statements for the period ended June 30, 2024, we evaluated the accelerated growth of innovative tobacco products, including oral nicotine pouches, and the related increase in competitive activity among tobacco categories, which have contributed to reductions in sales volumes for MST products, including Skoal. We concluded that the expected impact from the sales volume declines on the Skoal trademark represented a triggering event, and as a result of this conclusion, we performed an interim impairment assessment as of June 30, 2024. As a result of (i) lower projected revenue and income due to lower volume assumptions, (ii) a decrease in the perpetual growth rate to 0% (1% at October 1, 2023 valuation) and (iii) an increase in the discount rate to 11.5% (11.0% at October 1, 2023 valuation), we determined the estimated fair value of the Skoal trademark as of June 30, 2024, was below its carrying value and recorded a non-cash, pre-tax impairment of $354 million during the second quarter of 2024, which was recorded in our consolidated statement of earnings for the year ended December 31, 2024. Our estimate of the fair value and carrying value of the Skoal trademark at June 30, 2024 was $3.6 billion after recording the impairment.
During 2024, 2023 and 2022, our annual impairment test of goodwill and indefinite-lived intangible assets resulted in no impairment charges. Based on our 2024 annual impairment test, the estimated fair values of the e-vapor reporting unit and Skoal trademark exceeded their carrying values by approximately 28% ($0.3 billion) and 7% ($0.3 billion), respectively. A hypothetical 1% increase to the discount rate used to estimate the fair value of the e-vapor reporting unit would have resulted in an impairment charge of approximately $125 million during 2024. A hypothetical 1% increase to the discount rate used to estimate the fair value of the Skoal trademark would have resulted in an additional impairment charge of approximately $85 million during 2024. At December 31, 2024 and 2023, there were no accumulated impairment losses related to goodwill.
We use an income approach to estimate the fair values of our reporting units and trademarks. The income approach reflects the discounting of expected future cash flows at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risk associated with realizing expected future cash flows.
In determining the estimated fair values of our reporting units and trademarks in 2024, 2023 and 2022, we made various judgments, estimates and assumptions, the most significant of which were volume, revenue, income, perpetual growth rate and discount rate. All significant inputs used in the valuations are classified in Level 3 of the fair value hierarchy.
As further discussed in Note 20. Contingencies, on January 29, 2025, the U.S. International Trade Commission (“ITC”) issued its final determination, including the form of remedy, in the complaint filed by JUUL against Altria and certain of our affiliates, including NJOY, alleging patent infringement. Due to other factors that are uncertain at this time, we are not able to estimate the impact of the ITC’s final determination; however, it could result in a material non-cash impairment of our e-vapor reporting unit in future periods.

Note 7. Asset Impairment, Exit and Implementation Costs
Pre-tax asset impairment, exit and implementation costs consisted of the following for the year ended December 31, 2024:

(in millions)	Asset Impairment and Exit Costs	Implementation Costs (1)	Total
Smokeable products	$31	$29	$60
Oral tobacco products (2)	358	4	362
Total	$389	$33	$422
(1) Included in marketing, administration and research costs in our consolidated statement of earnings.
(2) Includes impairment of the Skoal trademark of $354 million. See Note 6. Goodwill and Other Intangible Assets, net.
There were no asset impairment, exit or implementation costs for the years ended December 31, 2023 and 2022.
In October 2024, we announced a multi-phase Optimize & Accelerate initiative (“Initiative”) designed to modernize our ways of working. Through the Initiative, we plan to increase our organization’s speed, efficiency and effectiveness by centralizing work, outsourcing certain transactional tasks and streamlining, automating and standardizing processes. We expect the design and detailed plans for all phases of the Initiative to be substantially complete in early 2026.
We estimate total pre-tax charges for the Initiative’s initial phases of approximately $100 million to $125 million. Of these amounts, during 2024, we incurred pre-tax charges of $68 million, consisting of employee separation cost of $35 million and implementation costs of $33 million. We expect to record the majority of the remaining costs for these initial phases in the first half of 2025. Substantially all of these charges will result in cash expenditures and will consist of severance payments associated with employee separations, implementation costs for new technology and business advisory services and other costs. Employee separation costs are recorded when probable and reasonably estimable. As we further develop and finalize detailed plans for the additional phases of the Initiative, we will update estimated pre-tax charges for the Initiative.
We made cash payments of $11 million for the Initiative in 2024 all of which were related to implementation costs. At December 31, 2024, restructuring liabilities, all of which were severance liabilities, were $35 million.

Note 8. Investments in Equity Securities
The carrying amount of our investments consisted of the following at December 31:

(in millions)	2024	2023
ABI	$7,880	$9,676
Cronos	315	335
Total	$8,195	$10,011
(Income) losses from our current and former investments in equity securities consisted of the following:

	For the Years Ended December 31,
(in millions)	2024		2023		2022
ABI (1)	$(673)	(2)	$(539)		$1,973
Cronos (1)	21		46		228
(Income) losses from investments under equity method of accounting	(652)		(493)		2,201
JUUL	—		250	(3)	1,455	(4)
(Income) losses from investments in equity securities	$(652)		$(243)		$3,656
(1) Includes our share of amounts recorded by our investees and additional adjustments, if required, related to (i) the conversion from international financial reporting standards to GAAP and (ii) adjustments to our investments required under the equity method of accounting.
(2) Includes $165 million of the total pre-tax gain on the ABI Transaction discussed below.
(3) Represents the loss as a result of the disposition of our JUUL equity securities discussed below.
(4) Represents the estimated change in fair value. Prior to the disposition of our JUUL equity securities in March 2023, we accounted for our former investment in JUUL as an investment in an equity security measured at fair value.
Investees’ summarized financial data for our equity method investments was as follows:

	For Altria’s Year Ended December 31,
	2024 (1)		2023 (1)		2022 (1)
(in millions)	ABI	Other Investments	ABI	Other Investments	ABI	Other Investments
Net revenues	$60,103	$111	$59,841	$87	$57,267	$947
Gross profit	$32,974	$17	$32,371	$9	$31,588	$525
Earnings (losses) from continuing operations	$8,108	$(48)	$7,956	$(105)	$7,879	$(521)
Net earnings (losses)	$8,108	$(49)	$7,956	$(108)	$7,879	$(521)
Net earnings (losses) attributable to equity investments	$6,501	$(47)	$6,284	$(108)	$5,838	$(520)
(1) Reflects a one-quarter lag. Other Investments reflect summarized financial data of Cronos, as well as JUUL’s financial data for the periods during which we accounted for our former investment in JUUL as an equity method investment under the fair value option.

	At September 30,
	2024 (2)		2023 (2)
(in millions)	ABI	Other Investments	ABI	Other Investments
Current assets	$22,525	$959	$22,835	$918
Long-term assets	$185,318	$225	$188,003	$232
Current liabilities	$31,182	$40	$35,407	$31
Long-term liabilities	$92,377	$13	$91,791	$3
Noncontrolling interests	$10,831	$50	$11,231	$(3)
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
On March 14, 2024, we converted 60 million of our Restricted Shares into ordinary shares of ABI. In March 2024, we completed the ABI Transaction, which consisted of the following:
▪We sold 35 million of our ABI ordinary shares in a global secondary offering for gross proceeds of approximately $2.2 billion.
▪We sold $200 million of our ABI ordinary shares (approximately 3.3 million ordinary shares) to ABI in a private transaction.
At December 31, 2024, we had an approximate 8.1% ownership interest in ABI, consisting of approximately 125 million Restricted Shares and approximately 34 million ordinary shares of ABI. As a result of the ABI Transaction, in the first quarter of 2024, we received pre-tax cash proceeds totaling approximately $2.4 billion and incurred transaction costs of approximately $62 million. In conjunction with the ABI Transaction, we entered into accelerated share repurchase (“ASR”) transactions under two separate agreements with bank counterparties (collectively, “ASR Agreements”) to repurchase shares of our common stock. For further discussion of the ASR Agreements, see Note 12. Capital Stock.
As a result of the ABI Transaction, we recorded the following pre-tax amounts in our consolidated statement of earnings:

(in millions)	For the Year Ended December 31, 2024
Gain on partial sale of our investment	$165
Transaction costs	(62)
Total pre-tax gain on ABI Transaction	$103
▪The pre-tax gain on the partial sale of our investment was recorded in (income) losses from investments in equity securities and includes a $408 million gain representing the excess of the selling price of the ABI shares sold over the carrying value of those shares, partially offset by a $243 million reclassification of the proportionate share of our pre-tax accumulated other comprehensive losses directly attributable to ABI and our designated net investment hedges related to our investment in ABI (see Note 9. Financial Instruments and Note 15. Other Comprehensive Earnings/Losses).
▪The pre-tax transaction costs were approximately $62 million ($59 million in marketing, administration and research costs and $3 million in interest and other debt expense, net), substantially all of which were underwriter fees.
In addition, in conjunction with the ABI Transaction, we recorded an income tax benefit from the partial release of a valuation allowance of approximately $94 million in provision for income taxes in our consolidated statement of earnings for the year ended December 31, 2024. For further discussion, see Note 16. Income Taxes.
Based on the most recent information provided to us by ABI, we expect to maintain the right to select two nominees for election to ABI’s board of directors at ABI’s 2025 annual general meeting. We continue to account for our investment in ABI under the equity method of accounting because we have active representation on ABI’s board of directors and certain ABI board committees. Through this representation, we believe we have the ability to exercise significant influence over the operating and financial policies of ABI and participate in ABI’s policy making processes.
We report our share of ABI’s results using a one-quarter lag because ABI’s results are not available in time for us to record them in the concurrent period.
The fair value of our investment in ABI is based on (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and is classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets for the Restricted Shares and is classified in Level 2 of the fair value hierarchy. We can convert our Restricted Shares into ordinary shares at our discretion. The fair value of each Restricted Share is based on the value of an ordinary share.
At December 31, 2024, the fair value of our investment in ABI approximated its carrying value of $7.9 billion. At December 31, 2023, the fair value of our investment in ABI was $12.7 billion, which exceeded its carrying value of $9.7 billion by approximately 32%.
At September 30, 2022, the fair value of our investment in ABI had declined below its carrying value by $2.5 billion or approximately 22%. We determined the decline in fair value to be other than temporary and recorded a non-cash, pre-tax impairment charge of $2.5 billion during the third quarter of 2022, which was recorded to (income) losses from investments in equity securities in our consolidated statement of earnings for the year ended December 31, 2022.

At December 31, 2024, the carrying value of our investment in ABI exceeded our share of ABI’s net assets attributable to equity holders of ABI by approximately $2.0 billion, representing a $0.5 billion reduction from December 31, 2023, due primarily to the ABI Transaction. Substantially all of the $2.0 billion difference at December 31, 2024 is comprised of goodwill and other indefinite-lived intangible assets (consisting primarily of trademarks).
Investment in Cronos
At December 31, 2024, we had an approximate 40.9% ownership interest in Cronos, consisting of approximately 157 million shares, which we account for under the equity method of accounting. We report our share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for us to record them in the concurrent period.
The fair value of our investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and is classified in Level 1 of the fair value hierarchy.
At December 31, 2024, the fair value of our investment in Cronos approximated its carrying value of $315 million. At December 31, 2023, the fair value of our investment in Cronos was less than its carrying value by $8 million, or approximately 2%. Based on our evaluation, we concluded that the decline in fair value of our investment in Cronos below its carrying value at December 31, 2023 was temporary and, therefore, no impairment was recorded.
At June 30, 2022, the fair value of our investment in Cronos was less than its carrying value by approximately 20%. We determined the decline in fair value to be other than temporary and recorded a non-cash, pre-tax impairment charge of $107 million in the second quarter of 2022, which was recorded to (income) losses from investments in equity securities in our consolidated statement of earnings for the year ended December 31, 2022.
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
As discussed in Note 1. Background and Basis of Presentation, in March 2023, we entered into the Stock Transfer Agreement with JUUL under which we transferred to JUUL all of our beneficially owned JUUL equity securities and, in exchange, received a non-exclusive, irrevocable global license to certain of JUUL’s heated tobacco intellectual property. In addition, all other agreements between us and JUUL were terminated or we were removed as parties thereto, other than certain litigation-related agreements and a license agreement relating to our non-trademark licensable intellectual property rights in the e-vapor field, which remain in force solely with respect to our e-vapor intellectual property as of or prior to March 3, 2023.
Following the conversion of certain non-voting shares of JUUL into voting shares in the fourth quarter of 2020, we elected to account for our investment in JUUL under the fair value option. As a result of our loss of certain rights due to our exercise of our option to be released from our JUUL non-competition obligations in the third quarter of 2022, we determined that we no longer had the ability to exercise significant influence over the operating and financial policies of JUUL. Therefore, we were no longer able to account for our investment in JUUL as an equity method investment. Beginning with the period ended September 30, 2022 and until March 3, 2023, when we entered into the Stock Transfer Agreement, we accounted for our former investment in JUUL as an investment in an equity security. Our consolidated statements of earnings include any changes in the estimated fair value of our former investment, which were calculated quarterly.
The following table provides a reconciliation of the beginning and ending balance of our former investment in JUUL, which was classified in Level 3 of the fair value hierarchy prior to the disposition of our JUUL equity securities:

(in millions)	Investment Balance
Balance at December 31, 2022	$250
Non-cash, pre-tax (loss) on disposition included in (income) losses from investments in equity securities	(250)
Balance at December 31, 2023	$—
2023 Financial Activity
▪For the year ended December 31, 2023, we recorded a non-cash, pre-tax loss on the disposition of our JUUL equity securities of $250 million as a result of entering into the Stock Transfer Agreement. Additionally, we considered specific facts and circumstances around the nature of the JUUL Heated Tobacco IP and determined that the fair value of such intellectual property was not material to our consolidated financial statements as of the date of the transaction. As a result, we did not record an asset associated with this intellectual property on our consolidated balance sheet. The primary drivers of this conclusion were (i) our rights to the JUUL Heated Tobacco IP being non-exclusive, (ii) there being no product or technology transferred to us associated with the JUUL Heated Tobacco IP and (iii) there being no connection between the JUUL Heated Tobacco IP and our current product development plans.
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
In determining the estimated fair value of our former investment in JUUL in 2022, we made certain judgments, estimates and assumptions, the most significant of which were likelihood of certain potential regulatory and liquidity outcomes, sales volume, operating margins, discount rates and perpetual growth rates. All significant inputs used in the valuation were classified in Level 3 of the fair value hierarchy. Additionally, in determining these significant assumptions, we made judgments regarding the (i) likelihood of certain potential regulatory actions impacting the e-vapor category and specifically whether the FDA would ultimately authorize JUUL’s products, which had received the MDOs in June 2022 and were under additional administrative review at the time of our subsequent quarterly valuations; (ii) likelihood of JUUL maintaining adequate liquidity to fund projected cash needs, the absence of which could have resulted in JUUL seeking protection under bankruptcy or other insolvency laws; (iii) risk created by the number and types of legal cases pending against JUUL; (iv) expectations for the future state of the e-vapor category, including competitive dynamics; and (v) timing of international expansion plans. Due to these uncertainties, our future cash flow projections of JUUL were based on a range of scenarios that considered certain potential regulatory, liquidity and market outcomes.

Note 9. Financial Instruments
We enter into derivative financial instruments to mitigate the potential impact of certain market risks, including foreign currency exchange rate risk. We use various types of derivative financial instruments, including forward contracts, options and swaps. We do not enter into or hold derivative financial instruments for trading or speculative purposes.
Our investment in ABI, whose functional currency is the Euro, exposes us to foreign currency exchange risk on the carrying value of our investment. To manage this risk, we may designate Euro denominated unsecured long-term notes (“foreign currency denominated debt”) and certain foreign exchange contracts, including cross-currency swap contracts and forward contracts (collectively, “foreign currency contracts”), as net investment hedges of our investment in ABI.
At December 31, 2024 and 2023, we had no outstanding foreign currency contracts. When we have foreign currency contracts in effect, counterparties are domestic and international financial institutions. Under these contracts, we are exposed to potential losses in the event of non-performance by these counterparties. We manage our credit risk by entering into transactions with counterparties that have investment grade credit ratings, limiting the amount of exposure we have with each counterparty and monitoring the financial condition of each counterparty. The counterparty agreements contain provisions that require us to maintain an investment grade credit rating. In the event our credit rating falls below investment grade, counterparties to our foreign currency contracts can require us to post collateral.
The aggregate carrying value and fair value of our total long-term debt were as follows at December 31:

(in millions)	2024	2023
Carrying value	$24,926	$26,233
Fair value	22,741	24,373
Foreign currency denominated debt included in long-term debt:
Carrying value	3,100	3,303
Fair value	3,059	3,125

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
We recognized pre-tax (gains) losses of our net investment hedges of $(205) million, $108 million and $(281) million for the years ended December 31, 2024, 2023 and 2022, respectively, in accumulated other comprehensive losses.
In addition, as a result of the ABI Transaction, for the year ended December 31, 2024, we reclassified $42 million of pre-tax gains from our designated net investment hedges included in accumulated other comprehensive losses to (income) losses from investments in equity securities in our consolidated statement of earnings. For further discussion of the ABI Transaction and reclassification of accumulated other comprehensive losses, see Note 8. Investments in Equity Securities and Note 15. Other Comprehensive Earnings/Losses.

Note 10. Short-Term Borrowings
At December 31, 2024 and 2023, we had no short-term borrowings.
In June 2023, we entered into a $2.0 billion term loan facility and borrowed the full amount available to fund a portion of the cash payments at the closing of the NJOY Transaction. In July 2023, upon receipt of the remaining payment of approximately $1.8 billion (including interest) from PMI related to the sale of the IQOS System commercialization rights, we repaid the term loan facility in full, at which time the term loan facility terminated in accordance with its terms.
We have a $3.0 billion senior unsecured 5-year revolving credit agreement (“Credit Agreement”) that expires on October 24, 2028 and includes an option, subject to certain conditions, for us to extend the term for two additional one-year periods. We intend to use any borrowings under our Credit Agreement for general corporate purposes.
At December 31, 2024 and 2023, we had availability under our Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion.
Pricing for interest and fees under our Credit Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt. We expect interest rates on borrowings under our Credit Agreement to be based on the Term Secured Overnight Financing Rate plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”). The applicable percentage for borrowings under our Credit Agreement at December 31, 2024 was 1.0% based on our long-term senior unsecured debt ratings on that date. Our Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral.
Our Credit Agreement includes various covenants, one of which requires us to maintain a ratio of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At December 31, 2024, we were in compliance with our covenants in our Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in our Credit Agreement, include certain adjustments.
PM USA guarantees any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program. For discussion of PM USA’s guarantees, see Note 11. Long-Term Debt.

Note 11. Long-Term Debt
Our long-term debt consisted of the following at December 31:

(in millions)	2024	2023
USD notes, 2.350% to 10.200%, interest payable semi-annually, due through 2061 (1)	$21,784	$22,888
USD debenture, 7.75%, interest payable semi-annually, due 2027	42	42
Euro notes, 1.700% to 3.125%, interest payable annually, due through 2031 (2)	3,100	3,303
	24,926	26,233
Less current portion of long-term debt	1,527	1,121
	$23,399	$25,112
(1) Weighted-average coupon interest rate of 4.6% and 4.5% at December 31, 2024 and 2023, respectively.
(2) Weighted-average coupon interest rate of 2.5% at December 31, 2024 and 2023.

At December 31, 2024, our outstanding long-term debt consisted of the following:

(in millions)
Type	Face Value	Interest Rate	Issuance	Maturity
USD notes	$750	2.350%	May 2020	May 2025
Euro notes	€750	1.700%	February 2019	June 2025
USD notes	$1,069	4.400%	February 2019	February 2026
USD notes	$500	2.625%	September 2016	September 2026
USD debenture	$42	7.750%	January 1997	January 2027
Euro notes	€1,000	2.200%	February 2019	June 2027
USD notes	$500	6.200%	November 2023	November 2028
USD notes	$1,906	4.800%	February 2019	February 2029
USD notes	$750	3.400%	May 2020	May 2030
Euro notes	€1,250	3.125%	February 2019	June 2031
USD notes	$1,750	2.450%	February 2021	February 2032
USD notes	$500	6.875%	November 2023	November 2033
USD notes	$177	9.950%	November 2008	November 2038
USD notes	$208	10.200%	February 2009	February 2039
USD notes	$2,000	5.800%	February 2019	February 2039
USD notes	$1,500	3.400%	February 2021	February 2041
USD notes	$900	4.250%	August 2012	August 2042
USD notes	$650	4.500%	May 2013	May 2043
USD notes	$1,800	5.375%	October 2013	January 2044
USD notes	$1,500	3.875%	September 2016	September 2046
USD notes	$2,500	5.950%	February 2019	February 2049
USD notes	$500	4.450%	May 2020	May 2050
USD notes	$1,250	3.700%	February 2021	February 2051
USD notes	$271	6.200%	February 2019	February 2059
USD notes	$1,000	4.000%	February 2021	February 2061
At December 31, 2024, aggregate maturities of our long-term debt were as follows:

(in millions)		Aggregate Maturities
2025		$1,527
2026		1,569
2027		1,078
2028		500
2029		1,906
Thereafter		18,550
		25,130
Less:	debt issuance costs	128
	debt discounts	76
		$24,926
At December 31, 2024 and 2023, accrued interest on long-term debt of $389 million and $410 million, respectively, was included in other accrued liabilities on our consolidated balance sheets.
During the first quarter of 2024, we repaid in full at maturity our 4.000% and 3.800% senior unsecured notes in the aggregate principal amounts of $776 million and $345 million, respectively.

For a discussion of the fair value of our long-term debt and the designation of our Euro denominated senior unsecured notes as a net investment hedge of our investment in ABI, see Note 9. Financial Instruments.
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
▪PM USA Guarantees: PM USA (“Guarantor”), which is a 100% owned subsidiary of Altria Group, Inc. (“Parent”), has guaranteed the Parent’s obligations under its outstanding debt securities, any borrowings under its Credit Agreement and any amounts outstanding under its commercial paper program (“Guarantees”). Pursuant to the Guarantees, the Guarantor fully and unconditionally guarantees, as primary obligor, the payment and performance of the Parent’s obligations under the guaranteed debt instruments (“Obligations”), subject to release under certain customary circumstances as noted below.
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

Note 12. Capital Stock
At December 31, 2024, we had 12 billion shares of authorized common stock; issued, repurchased and outstanding shares of common stock consisted of the following:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, December 31, 2021	2,805,961,317	(982,785,699)	1,823,175,618
Stock award activity	—	514,816	514,816
Repurchases of common stock	—	(38,156,312)	(38,156,312)
Balances, December 31, 2022	2,805,961,317	(1,020,427,195)	1,785,534,122
Stock award activity	—	676,495	676,495
Repurchases of common stock	—	(22,748,842)	(22,748,842)
Balances, December 31, 2023	2,805,961,317	(1,042,499,542)	1,763,461,775
Stock award activity	—	687,715	687,715
Repurchases of common stock	—	(73,497,623)	(73,497,623)
Balances, December 31, 2024	2,805,961,317	(1,115,309,450)	1,690,651,867
At December 31, 2024, we had 23,991,145 shares of common stock reserved for stock-based awards under our stock plans.
At December 31, 2024, we had 10 million authorized shares of serial preferred stock, $1.00 par value; no shares of serial preferred stock have been issued.
▪Dividends: In the third quarter of 2024, our Board of Directors (“Board of Directors” or “Board”) approved a 4.1% increase in the quarterly dividend rate to $1.02 per share of our common stock versus the previous rate of $0.98 per share. The current annualized dividend rate is $4.08 per share. Future dividend payments remain subject to the discretion of our Board.
▪Share Repurchases: In January 2023, our Board authorized a $1.0 billion share repurchase program (“January 2023 share repurchase program”), which we completed in December 2023.
In January 2024, our Board authorized a $1.0 billion share repurchase program that it increased to $3.4 billion in March 2024 (as increased, “January 2024 share repurchase program”). We subsequently entered into ASR Agreements to repurchase shares of our common stock having an aggregate value of $2.4 billion (“Repurchase Price”). In the first half of 2024, we paid the Repurchase Price and received 53.9 million shares of our common stock. The total number of shares repurchased under the ASR Agreements was based on volume-weighted average prices of our common stock during the term of the ASR transactions, less a discount. We funded the ASR transactions with proceeds from the ABI Transaction. The ASR transactions were accounted for as equity transactions and included in cost of repurchased stock on our consolidated balance sheet when the shares were received. We completed the January 2024 share repurchase program in December 2024.
In January 2025, our Board authorized a new $1.0 billion share repurchase program, which we expect to complete by December 31, 2025. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our total share repurchase activity was as follows for the years ended December 31:

	January 2024 Share Repurchase Program	January 2023 Share Repurchase Program	January 2021 Share Repurchase Program
(in millions, except per share data)	2024 (1)	2023	2022 (2)
Total number of shares repurchased	73.5	22.7	38.1
Aggregate cost of shares repurchased	$3,400	$1,000	$1,825
Average price per share of shares repurchased	$46.26	$43.96	$47.83
(1) Includes 53.9 million shares repurchased under the ASR Agreements at an average price per share of $44.50.
(2) In January 2021, our Board authorized a $2.0 billion share repurchase program that it expanded to $3.5 billion in October 2021, which we completed in December 2022.

Note 13. Stock Plans
In 2020, our Board adopted, and shareholders approved, the Altria Group, Inc. 2020 Performance Incentive Plan (“2020 Plan”) under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards, as well as cash-based annual and long-term incentive awards to our employees. Any awards granted under the 2020 Plan may be in the form of performance-based awards, including PSUs subject to the achievement or satisfaction of performance goals and performance cycles. We may issue up to 25 million shares of common stock under the 2020 Plan prior to May 31, 2025. In addition, under the 2015 Stock Compensation Plan for Non-Employee Directors (“Directors Plan”), we may grant up to one million shares of common stock to members of the Board who are not employees of Altria, provided that no awards can be made under the Directors Plan after the awards made immediately following our 2025 Annual Meeting of Shareholders.
At December 31, 2024, we had 18,507,747 and 533,843 shares available to be granted under the 2020 Plan and the Directors Plan, respectively.
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
We amortize to expense ratably over the restriction period, which is generally three years, the fair value of the RSUs at the date of grant, net of estimated forfeitures. We recorded pre-tax compensation expense related to RSUs for the years ended December 31, 2024, 2023 and 2022 of $50 million, $47 million and $41 million, respectively. We recorded a deferred tax benefit related to this compensation expense of $12 million, $12 million and $10 million for the years ended December 31, 2024, 2023 and 2022, respectively. The unamortized compensation expense related to RSUs was $86 million at December 31, 2024, which we expect to be recognized over a weighted-average period of approximately two years.
RSU activity was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2023	3,472,801	$46.84
Granted	1,546,213	$43.29
Vested	(847,647)	$44.94
Forfeited	(197,882)	$46.74
Balance at December 31, 2024	3,973,485	$45.87

The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2024, 2023 and 2022 was $67 million, $56 million and $59 million, respectively, or $43.29, $46.38 and $49.22 per RSU, respectively. The total vesting date fair value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $35 million, $40 million and $29 million, respectively.
▪PSUs: We granted an aggregate of 290,980, 255,601 and 215,205 of PSUs during 2024, 2023 and 2022, respectively. The payout of the PSUs is based on the extent to which we achieve certain performance measures over the three-year performance period. Performance measures consist of our adjusted diluted earnings per share compounded annual growth rate and a cash conversion measure. Additionally, the payout resulting from the performance measures is then adjusted up or down by a total shareholder return (“TSR”) performance multiplier, which depends on our relative TSR to a predetermined peer group. PSUs are subject to forfeiture if certain employment conditions are not met. At December 31, 2024, we had 750,826 PSUs outstanding, with a weighted-average grant date fair value of $46.87 per PSU. We amortize to expense over the performance period the fair value of PSUs at the date of grant, net of estimated forfeitures. We recorded pre-tax compensation expense related to PSUs for the years ended December 31, 2024, 2023 and 2022 of $6 million, $11 million and $9 million, respectively. The unamortized compensation expense related to PSUs was $13 million at December 31, 2024.

Note 14. Earnings per Share
We calculated basic and diluted earnings per share (“EPS”) using the following:

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Net earnings	$11,264	$8,130	$5,764
Less: Distributed and undistributed earnings attributable to share-based awards	(28)	(17)	(13)
Earnings for basic and diluted EPS	$11,236	$8,113	$5,751

Weighted-average shares for basic and diluted EPS	1,718	1,777	1,804
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in our EPS calculation pursuant to the two-class method.

Note 15. Other Comprehensive Earnings/Losses
Changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria were as follows:

(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2021	$(1,612)	$(1,512)		$68	$(3,056)
Other comprehensive earnings (losses) before reclassifications	145	275		(33)	387
Deferred income taxes	(35)	(65)		—	(100)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	110	210		(33)	287

Amounts reclassified to net earnings	88	(85)		(1)	2
Deferred income taxes	(22)	18		—	(4)
Amounts reclassified to net earnings, net of deferred income taxes	66	(67)		(1)	(2)

Other comprehensive earnings (losses), net of deferred income taxes	176	143	(1)	(34)	285
Balances, December 31, 2022	(1,436)	(1,369)		34	(2,771)
Other comprehensive earnings (losses) before reclassifications	(48)	178		(28)	102
Deferred income taxes	9	(35)		9	(17)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	(39)	143		(19)	85

Amounts reclassified to net earnings	(26)	39		—	13
Deferred income taxes	8	(8)		—	—
Amounts reclassified to net earnings, net of deferred income taxes	(18)	31		—	13

Other comprehensive earnings (losses), net of deferred income taxes	(57)	174	(1)	(19)	98
Balances, December 31, 2023	(1,493)	(1,195)		15	(2,673)
Other comprehensive earnings (losses) before reclassifications	142	(22)		(5)	115
Deferred income taxes	(36)	(1)		—	(37)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	106	(23)		(5)	78

Amounts reclassified to net earnings	(7)	251		—	244
Deferred income taxes	2	(51)		—	(49)
Amounts reclassified to net earnings, net of deferred income taxes	(5)	200		—	195

Other comprehensive earnings (losses), net of deferred income taxes	101	177	(1)	(5)	273
Balances, December 31, 2024	$(1,392)	$(1,018)		$10	$(2,400)
(1) Primarily reflects our share of ABI’s currency translation adjustments and the impact of our designated net investment hedges related to our investment in ABI. For further discussion of designated net investment hedges, see Note 9. Financial Instruments.

Pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings were as follows:

	For the Years Ended December 31,
(in millions)	2024		2023	2022
Benefit Plans: (1)
Net loss	$29		$8	$127
Prior service credit	(36)		(34)	(39)
	(7)		(26)	88
ABI (2)	251	(3)	39	(85)
Currency Translation Adjustments and Other	—		—	(1)
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$244		$13	$2
(1) Amounts are included in net periodic benefit income, excluding service cost. For further details, see Note 18. Benefit Plans.
(2) Amounts are included in (income) losses from investments in equity securities.
(3) Primarily reflects the impact of the ABI Transaction. For the year ended December 31, 2024, we reclassified $243 million from our accumulated other comprehensive losses of which $285 million is directly attributable to ABI, partially offset by $42 million from our designated net investment hedges related to our investment in ABI. For further information, see Note 8. Investments in Equity Securities and Note 9. Financial Instruments.

Note 16. Income Taxes
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
Earnings (losses) before income taxes and provision (benefit) for income taxes consisted of the following:

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Earnings (losses) before income taxes:
United States	$13,680	$10,971	$7,628
Outside United States	(22)	(43)	(239)
Total	$13,658	$10,928	$7,389
Provision (benefit) for income taxes:
Current:
Federal	$927	$2,346	$1,968
State and local	516	681	603
Outside United States	—	1	1
	1,443	3,028	2,572
Deferred:
Federal	764	(133)	(893)
State and local	187	(97)	(54)
	951	(230)	(947)
Total provision for income taxes	$2,394	$2,798	$1,625
Our U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal income tax statute of limitations remains open for the year 2017 and forward, with years 2017 through 2023 currently under examination by the Internal Revenue Service (“IRS”) as part of an audit conducted in the ordinary course of business. State statutes of limitations will also generally remain open for the year 2017 and forward. Certain of our state tax returns are currently under examination by various states as part of routine audits conducted in the ordinary course of business.

A reconciliation of the beginning and ending unrecognized tax benefits was as follows:

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Balance at beginning of year	$1,608	$69	$53
Additions based on tax positions related to the current year	—	1,548	1
Additions for tax positions of prior years	33	—	16
Reductions for tax positions related to IRS Agreement	(1,343)	—	—
Reductions for tax positions of prior years	(16)	(6)	—
Tax settlements	—	(3)	(1)
Balance at end of year	$282	$1,608	$69
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2024, was $189 million, along with $27 million affecting deferred taxes. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2023, was $35 million, along with $1,573 million affecting deferred taxes, a portion of which would also impact the effective tax rate due to the release of a valuation allowance, as discussed below.
In October 2024, we entered into an agreement with the IRS (“IRS Agreement”) regarding the tax treatment of a $6.4 billion ordinary loss we recognized in 2023 for cash tax purposes with respect to a portion of our tax basis associated with our former investment in JUUL. In 2023, we fully reserved for the tax benefit associated with this ordinary loss by recording an unrecognized tax benefit of $1,548 million. There was no impact to our consolidated statement of earnings for the year ended December 31, 2023. In addition, the $1,548 million increase in unrecognized tax benefits was partially offset by $428 million associated with an indirect deferred tax benefit caused by our estimated Corporate AMT credit carryforward. Consistent with the terms of the IRS Agreement, we claimed a $4.0 billion ordinary loss and a $2.4 billion capital loss on our 2023 tax return. For the year ended December 31, 2024, we recorded a tax benefit of $887 million due to the reversal of the unrecognized tax benefit in our consolidated statement of earnings, resulting in the partial release of a valuation allowance against our JUUL-related losses as discussed below. The reversals of the unrecognized tax benefit and indirect deferred tax benefit caused by our estimated Corporate AMT credit carryforward in 2023 resulted in a net decrease of $1,120 million in other liabilities on our consolidated balance sheet at December 31, 2024.
At December 31, 2024, 2023 and 2022, the amount of accrued interest and penalties on our consolidated balance sheets was $18 million, $36 million and $18 million, respectively. For the years ended December 31, 2024, 2023 and 2022, we recognized in our consolidated statements of earnings $(24) million, $20 million and $8 million, respectively, of gross interest (income) expense and penalties associated with uncertain tax positions. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision.
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

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to earnings before income taxes was as follows:

	For the Years Ended December 31,
	2024		2023		2022
(dollars in millions)	$	%	$	%	$	%
U.S. federal statutory rate	$2,868	21.0%	$2,295	21.0%	$1,552	21.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax benefit	557	4.1	463	4.2	435	5.9
Tax basis in foreign investments	(11)	(0.1)	34	0.3	11	0.1
Uncertain tax positions	(15)	(0.1)	8	0.1	—	—
Investment in ABI	(35)	(0.3)	(37)	(0.3)	(24)	(0.3)
Investment in JUUL	—	—	53	0.5	306	4.1
Investment in Cronos	3	—	11	0.1	30	0.4
Valuation allowance releases	(939)	(6.9)	—	—	(664)	(9.0)
Other	(34)	(0.2)	(29)	(0.3)	(21)	(0.2)
Effective tax rate	$2,394	17.5%	$2,798	25.6%	$1,625	22.0%
The tax provision in 2024 included tax benefits of $939 million due primarily to the release of valuation allowances recorded against a deferred tax asset related to our JUUL-related losses as a result of the IRS Agreement and the ABI Transaction, partially offset by state tax expense, net of federal benefit, of $557 million.
The tax provision in 2023 included state tax expense, net of federal benefit, of $463 million and tax expense of $53 million for a valuation allowance recorded against a deferred tax asset related to the disposition of our former investment in JUUL.
The tax provision in 2022 included tax benefits of $664 million due primarily to the release of valuation allowances related to the anticipated ability to utilize a portion of existing capital losses. These tax benefits were partially offset by tax expense of $306 million for a valuation allowance recorded against a deferred tax asset related to the decreases in the estimated fair value of our former investment in JUUL and by the state tax treatment of the impairment charge on our investment in ABI.
The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31:

(in millions)	2024	2023
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$270	$302
Settlement charges	585	644
JUUL-related losses	207	2,028
Investment in Cronos	404	397
IQOS deferred gain	—	691
Research and development costs	112	86
Net operating losses and tax credit carryforwards	224	217
Other	—	39
Total deferred income tax assets	1,802	4,404
Deferred income tax liabilities:
Property, plant and equipment	(235)	(237)
Intangible assets	(3,032)	(3,210)
Investment in ABI	(1,370)	(1,391)
Accrued pension costs	(108)	(81)
Other	(133)	—
Total deferred income tax liabilities	(4,878)	(4,919)
Valuation allowances	(668)	(2,256)
Net deferred income tax liabilities	$(3,744)	$(2,771)

At December 31, 2024, we had JUUL-related gross capital loss carryforwards of $1.0 billion available to offset capital gains through 2028. We had estimated gross federal, state and foreign tax net operating losses (“NOLs”) of $374 million, $1,066 million and $38 million, respectively. The federal NOLs, a majority of the state NOLs and the foreign NOLs have indefinite carryforward periods.
After giving effect to the IRS Agreement and $1.7 billion of JUUL-related capital losses previously utilized against capital gains related to the IQOS Transaction, we have $5.7 billion (which includes a $3.5 billion outside basis difference in a domestic subsidiary, a $1.2 billion outside basis difference in a foreign subsidiary and $1.0 billion of capital loss carryforwards) of the $12.8 billion tax loss related to our former investment in JUUL remaining to offset future potential capital gains. For financial statement purposes, none of the tax benefit for the remaining $5.7 billion was recognized at December 31, 2024.
A reconciliation of the beginning and ending valuation allowances was as follows:

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Balance at beginning of year	$2,256	$2,800	$3,097
Additions to valuation allowance charged to income tax expense	244	114	429
Reductions to valuation allowance credited to income tax benefit	(1,337)	(6)	(730)
(Reductions) additions to valuation allowance due to NJOY Transaction (no impact to earnings)	(4)	12	—
Reductions to valuation allowance offset to deferred tax asset (no impact to earnings)	(491)	(663)	—
Foreign currency translation	—	(1)	4
Balance at end of year	$668	$2,256	$2,800
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
The additions to valuation allowances during 2024 were due primarily to deferred tax assets recorded in connection with our JUUL-related capital loss carryforwards. The reductions to valuation allowances during 2024 were due primarily to the $4.0 billion of ordinary losses recognized as part of the IRS Agreement, the reduction of a deferred tax asset for the portion of our JUUL-related capital losses that is now part of our tax basis in the shares of a domestic subsidiary and the ABI Transaction. This outside basis difference of the domestic subsidiary is not recognized as a deferred tax asset since we do not expect the temporary difference to reverse in the foreseeable future. The cumulative valuation allowance at December 31, 2024 was primarily attributable to deferred tax assets recorded in connection with our investment in Cronos ($402 million) and our JUUL-related capital loss carryforwards ($207 million).
The additions to valuation allowances during 2023 were due primarily to deferred tax assets recorded in connection with our former investment in JUUL. The reductions to valuation allowances during 2023 were due primarily to the reduction of a deferred tax asset for the portion of our JUUL capital losses that is now part of our tax basis in the shares of a foreign subsidiary. This outside basis difference of the foreign subsidiary is not recognized as a deferred tax asset since we do not expect the temporary difference to reverse in the foreseeable future. The cumulative valuation allowance at December 31, 2023 was primarily attributable to deferred tax assets recorded in connection with our tax basis in the shares of a domestic subsidiary ($1,808 million) and our investment in Cronos ($397 million).
The additions to valuation allowances during 2022 were due primarily to deferred tax assets recorded in connection with decreases in the estimated fair value of our former investment in JUUL. The reductions to valuation allowances during 2022 were due primarily to the anticipated ability to utilize a portion of existing losses related to our former investment in JUUL and the abandonment of our Cronos warrant. The cumulative valuation allowance at December 31, 2022 was primarily attributable to deferred tax assets recorded in connection with our former investment in JUUL ($2,394 million) and our investment in Cronos ($379 million).
For a discussion regarding our former investment in JUUL and current investments in ABI and Cronos, see Note 8. Investments in Equity Securities.

Note 17. Segment Reporting
At December 31, 2024, our reportable segments were (i) smokeable products, consisting of combustible cigarettes and machine-made large cigars; and (ii) oral tobacco products, consisting of MST products and oral nicotine pouches.
Our all other category included (i) NJOY (beginning June 1, 2023); (ii) Horizon; (iii) Helix International; and (iv) other business activities, all of which consists of research and development (“R&D”) expense related to certain new product platforms and technologies.
Our chief operating decision maker (“CODM”), which is Altria’s Chief Executive Officer, reviews operating companies income (loss) (“OCI”) to evaluate the performance of, and allocate resources to, our segments. OCI for our segments is defined as operating income before general corporate expenses and amortization of intangibles. Our CODM uses OCI for planning, forecasting and evaluating business and financial performance of the segments, including allocating capital and other resources and evaluating results relative to employee compensation targets. Interest and other debt expense, net, along with net periodic benefit income, excluding service cost, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by our CODM. We do not disclose information about total assets by segment because such information is not reported to or used by our CODM. Substantially all of our long-lived assets were located in the United States at December 31, 2024. Segment goodwill and other intangible assets, net, are disclosed in Note 6. Goodwill and Other Intangible Assets, net. The accounting policies of the segments were the same at December 31, 2024 as those described in Note 2. Summary of Significant Accounting Policies.
Segment data were as follows:

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Net revenues:
Smokeable products	$21,204	$21,756	$22,476
Oral tobacco products	2,776	2,667	2,580
All other	38	60	40
Net revenues	$24,018	$24,483	$25,096
Earnings before income taxes:
OCI:
Smokeable products	$10,821	$10,670	$10,688
Oral tobacco products	1,449	1,722	1,632
All other	(414)	(74)	(36)
Amortization of intangibles	(139)	(128)	(73)
General corporate expenses	(476)	(643)	(292)
Operating income	11,241	11,547	11,919
Interest and other debt expense, net	1,037	989	1,058
Net periodic benefit income, excluding service cost	(102)	(127)	(184)
(Income) losses from investments in equity securities	(652)	(243)	3,656
Gain on the sale of IQOS System commercialization rights	(2,700)	—	—
Earnings before income taxes	$13,658	$10,928	$7,389

Smokeable products segment OCI consisted of the following, including expenses under the significant expense principle in accordance with ASU No. 2023-07:

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Net revenues	$21,204	$21,756	$22,476
Settlement charges (1)	(3,460)	(3,711)	(3,908)
Excise taxes on products sold	(3,469)	(3,869)	(4,289)
Other segment items (2)	(3,454)	(3,506)	(3,591)
Operating companies income	$10,821	$10,670	$10,688
(1) Represents charges related to State Settlement Agreements included in cost of sales. For additional information, see Health Care Cost Recovery Litigation in Note 20. Contingencies.
(2) Other segment items includes manufacturing, marketing, administration and research costs, FDA user fees and other costs.
For the oral tobacco products segment, we did not identify any expenses under the significant expense principle in accordance with ASU No. 2023-07. Other segment items for our oral tobacco products segment include manufacturing, asset impairment, marketing, administration and research costs, excise taxes on products sold and other costs. Total oral tobacco products other segment items were $1,327 million, $945 million and $948 million for the years ended December 31, 2024, 2023 and 2022, respectively. The CODM reviews total oral tobacco products segment expenses in the aggregate in conjunction with the review of budget-to-actual OCI variances to manage segment operations.
The smokeable products segment included net revenues of $20,066 million, $20,665 million and $21,457 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to cigarettes and net revenues of $1,138 million, $1,091 million and $1,019 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to cigars.
Substantially all of our consolidated net revenues for the years ended December 31, 2024, 2023 and 2022 were from sales generated in the United States. For the years ended December 31, 2024, 2023 and 2022, we had one customer that accounted for approximately 22%, 25% and 24% of our consolidated net revenues, respectively, and one customer that accounted for approximately 20%, 23% and 23% of our consolidated net revenues, respectively. Substantially all the net revenues from these customers were reported in the smokeable products and oral tobacco products segments. No other customer accounted for more than 10% of our consolidated net revenues for the years ended December 31, 2024, 2023 and 2022.
Details of our depreciation expense and capital expenditures were as follows:

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Depreciation expense:
Smokeable products	$67	$73	$87
Oral tobacco products	42	37	33
General corporate and other	38	34	33
Total depreciation expense	$147	$144	$153
Capital expenditures:
Smokeable products	$54	$77	$68
Oral tobacco products	39	59	90
General corporate and other	49	60	47
Total capital expenditures	$142	$196	$205

The comparability of OCI for our reportable segments was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: We recorded net pre-tax income for NPM adjustment items as follows:

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Smokeable products segment	$(29)	$(29)	$(63)
Interest and other debt expense, net	2	(21)	(5)
Total	$(27)	$(50)	$(68)
We recorded the amounts shown in the table shown above in our smokeable products segment as reductions to cost of sales in our consolidated statements of earnings, which resulted in increased OCI in our smokeable products segment. NPM adjustment items result from the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the Master Settlement Agreement (“NPM Adjustment Items”). For further discussion, see Health Care Cost Recovery Litigation in Note 20. Contingencies.
▪Asset Impairment, Exit and Implementation Costs: We recorded a non-cash, pre-tax impairment of the Skoal trademark of $354 million for the year ended December 31, 2024 in our oral tobacco products segment. In addition, we recorded exit and implementation costs of $68 million related to the Initiative for the year ended December 31, 2024. For a breakdown of these costs by segment, see Note 7. Asset Impairment, Exit and Implementation Costs.
▪Tobacco and Health and Certain Other Litigation Items: We recorded pre-tax charges related to tobacco and health and certain other litigation items as follows:

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Smokeable products segment	$70	$69	$101
General corporate expenses	30	350	27
Interest and other debt expense, net	1	11	3
Total	$101	$430	$131
We recorded the amounts shown in the table above in our smokeable products segment and general corporate expenses in marketing, administration and research costs in our consolidated statements of earnings. For further discussion, see Note 20. Contingencies.
▪Other Business Activities: Our R&D investments have evolved and shifted from our traditional tobacco businesses to new product platforms and technologies. Beginning January 1, 2024, our R&D expense is aligned with how our CODM now evaluates performance results and allocates resources for segment reporting. For the year ended December 31, 2024, using this approach, we recorded the majority of our pre-tax R&D expense of $208 million in our all other category, which now includes other business activities related to R&D expense for certain new product platforms and technologies. For the years ended December 31, 2023 and 2022, the majority of our pre-tax R&D expense of $220 million and $162 million, respectively, was recorded in our smokeable products segment.

Note 18. Benefit Plans
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

▪Obligations and Funded Status: Benefit obligations, plan assets and funded status for our pension and postretirement plans were as follows at December 31:

	Pension		Postretirement
(in millions)	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$6,428	$6,292	$1,246	$1,275
Service cost	41	39	15	15
Interest cost	321	333	62	65
Benefits paid	(457)	(460)	(91)	(96)
Actuarial (gains) losses	(251)	224	(153)	(10)
Plan amendments	—	—	(1)	(3)
Benefit obligation at end of year	6,082	6,428	1,078	1,246
Change in plan assets:
Fair value of plan assets at beginning of year	6,775	6,603	102	122
Actual return on plan assets	209	612	12	13
Employer contributions	18	20	—	—
Benefits paid	(457)	(460)	(30)	(33)
Fair value of plan assets at end of year	6,545	6,775	84	102
Funded status at December 31	$463	$347	$(994)	$(1,144)
Amounts recognized on our consolidated balance sheets:
Other assets	$624	$506	$—	$—
Other accrued liabilities	(25)	(29)	(59)	(65)
Accrued pension costs	(136)	(130)	—	—
Accrued postretirement health care costs	—	—	(935)	(1,079)
	$463	$347	$(994)	$(1,144)
The table above presents the projected benefit obligation for our pension plans. The accumulated benefit obligation, which represents benefits earned to date, for our pension plans was $5.9 billion and $6.3 billion at December 31, 2024 and 2023, respectively.
Actuarial gains for our pension plans for the year ended December 31, 2024 were due primarily to a higher discount rate. Actuarial gains for our postretirement plans for the year ended December 31, 2024 were due primarily to lower assumed health care plans participation rates and a higher discount rate. Actuarial losses for our pension plans for the year ended December 31, 2023 were due primarily to a lower discount rate. Actuarial gains for our postretirement plans for the year ended December 31, 2023 were due primarily to a planned change in healthcare provider effective January 2025, and other items, partially offset by actuarial losses attributable to a lower discount rate.
For pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2024 and 2023, our accumulated benefit obligation was $140 million and $142 million, respectively. For pension plans with projected benefit obligations in excess of plan assets at December 31, 2024 and 2023, our projected benefit obligation was $161 million and $159 million, respectively. Additionally, at December 31, 2024 and 2023, there were no plan assets for these plans.
At December 31, 2024 and 2023, our accumulated postretirement benefit obligations were in excess of plan assets for all postretirement plans.
We used the following assumptions to determine our pension and postretirement benefit obligations at December 31:

	Pension		Postretirement
	2024	2023	2024	2023
Discount rate	5.7%	5.3%	5.7%	5.2%
Rate of compensation increase - long-term	4.0	4.0	—	—
Health care cost trend rate assumed for next year	—	—	6.3	6.5
Ultimate trend rate	—	—	5.0	5.0
Year that the rate reaches the ultimate trend rate	—	—	2031	2031

▪Components of Net Periodic Benefit Cost (Income): Net periodic benefit cost (income) consisted of the following for the years ended December 31:

	Pension			Postretirement
(in millions)	2024	2023	2022	2024	2023	2022
Service cost	$41	$39	$64	$15	$15	$23
Interest cost	321	333	206	62	65	41
Expected return on plan assets	(465)	(485)	(493)	(6)	(8)	(13)
Amortization:
Net loss (gain)	28	4	96	(6)	(2)	18
Prior service cost (credit)	5	6	6	(41)	(40)	(45)
Net periodic benefit cost (income)	$(70)	$(103)	$(121)	$24	$30	$24
The following assumptions were used to determine our net periodic benefit cost (income) for the years ended December 31:

	Pension			Postretirement
	2024	2023	2022	2024	2023	2022
Discount rates:
Service cost	5.4%	5.7%	3.2%	5.3%	5.7%	3.2%
Interest cost	5.2	5.5	2.5	5.2	5.5	2.5
Expected rate of return on plan assets	6.1	6.1	6.1	7.4	7.4	7.7
Rate of compensation increase - long-term	4.0	4.0	4.0	—	—	—
Health care cost trend rate	—	—	—	6.5	6.5	6.5
▪Defined Contribution Plans: We sponsor tax-qualified defined contribution plans covering certain salaried and hourly (non-union and union) employees. Contributions and costs are determined generally as a percentage of earnings, as defined by our plans. Amounts charged to expense for these defined contribution plans totaled $112 million, $109 million and $91 million in 2024, 2023 and 2022, respectively.
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
The actual composition of our plan assets at December 31, 2024 was broadly characterized with the following allocation:

	Pension		Postretirement
Equity securities	21%		57%
Corporate bonds	63%		30%
U.S. Treasury and foreign government securities and all other investments	16%	(1)	13%
(1) Amount includes U.S. Treasury and foreign government securities (8%) and all other investments (8%).
Our pension and postretirement plan asset performance is monitored on an ongoing basis to adjust the mix as necessary to achieve our target allocations.
Substantially all pension and all postretirement assets can be used to make monthly benefit payments.
We implement our investment strategy for our pension and postretirement plan assets by investing in long-duration fixed income securities that primarily include U.S. corporate bonds of companies from diversified industries and U.S. Treasury securities that mirror our pension obligation benchmark, as well as U.S. and international equity index strategies that are intended to mirror broad market indices, including, the Standard & Poor’s 500 Index and Morgan Stanley Capital International (“MSCI”) Europe, Australasia, and the Far East (“EAFE”) Index. Our pension and postretirement plans also invest in actively managed international equity securities of mid- and small-cap companies located in developed and emerging markets. For pension plan assets, our allocation to below investment grade securities represented approximately 8% of the fixed income holdings or approximately 7% of our total plan assets at December 31, 2024. Our allocation to emerging markets represented approximately 2% of total plan assets at December 31, 2024. For postretirement plan assets, our allocation to below investment grade securities represented approximately 8% of the fixed income holdings or approximately 3% of our total plan assets at December 31, 2024. Our allocation to emerging markets represented approximately 2% of our total plan assets at December 31, 2024.
Our risk management practices for our pension and postretirement plans include (i) ongoing monitoring of asset allocation, investment performance and investment managers’ compliance with their investment guidelines, (ii) periodic rebalancing between equity and debt asset classes and (iii) annual actuarial re-measurement of plan liabilities.
Our expected rate of return on pension and postretirement plan assets is determined by our plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. The forward-looking estimates are consistent with the long-term historical averages exhibited by returns on equity and fixed income securities. For determining our pension and postretirement net periodic benefit cost (income), our 2025 expected rate of return assumptions are 6.1% and 7.4%, respectively.
The fair values of our pension plan assets by asset category were as follows at December 31:

	2024			2023
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. and foreign government securities or their agencies:
U.S. government and agencies	$—	$508	$508	$—	$1,114	$1,114
U.S. municipal bonds	—	69	69	—	81	81
Foreign government and agencies	—	54	54	—	33	33
Corporate debt instruments:
Above investment grade	—	3,572	3,572	—	3,160	3,160
Below investment grade and no rating	—	582	582	—	716	716
Common stock:
International equities	398	—	398	360	—	360
U.S. equities	361	—	361	323	—	323
Asset backed securities	—	185	185	—	279	279
Other, net	(15)	99	84	47	154	201
	$744	$5,069	$5,813	$730	$5,537	$6,267
Investments measured at NAV as a practical expedient for fair value:
Collective investment funds
U.S. large cap			$445			$388
U.S. small cap			100			90
International developed markets			53			55
Total investments measured at NAV			$598			$533

Other			134			(25)
Fair value of plan assets, net			$6,545			$6,775
Level 3 holdings and transactions were immaterial to total plan assets at December 31, 2024 and 2023.

The fair values of our postretirement plan assets were as follows at December 31:

	2024			2023
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. and foreign government securities or their agencies:
U.S. government and agencies	$—	$1	$1	$—	$4	$4
Foreign government and agencies	—	2	2	—	2	2
Corporate debt instruments:
Above investment grade	—	24	24	—	31	31
Below investment grade and no rating	—	2	2	—	4	4
Other, net	—	8	8	1	3	4
	$—	$37	$37	$1	$44	$45
Investments measured at NAV as a practical expedient for fair value:
Collective investment funds:
U.S. large cap			$35			$44
International developed markets			12			11
Total investments measured at NAV			$47			$55

Other			—			2
Fair value of plan assets, net			$84			$102
There were no Level 3 postretirement plan holdings or transactions during 2024 and 2023.
For a description of the fair value hierarchy and the three levels of inputs used to measure fair value, see Note 2. Summary of Significant Accounting Policies.
Following is a description of the valuation methodologies used for investments measured at fair value.
▪U.S. and Foreign Government Securities: U.S. and foreign government securities consist of investments in Treasury Nominal Bonds and Inflation Protected Securities, agency bonds and municipal securities. Government securities are valued at a price that is based on a compilation of primarily observable market information, such as broker quotes. Matrix pricing, yield curves and indices are used when broker quotes are not available.
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
Cash Flows: We make contributions to our pension plans to the extent that the contributions are tax deductible and pay benefits that relate to plans for salaried employees that cannot be funded under IRS regulations. Currently, we anticipate making employer contributions to our pension and postretirement plans of up to approximately $30 million for each in 2025. However, the foregoing estimates of 2025 contributions to our pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates, as well as asset performance significantly above or below the assumed long-term rate of return for each respective plan.

Estimated future benefit payments at December 31, 2024 were as follows:

(in millions)	Pension	Postretirement
2025	$488	$84
2026	480	83
2027	481	82
2028	482	82
2029	483	83
2030-2034	2,358	423
Comprehensive Earnings/Losses
We recorded the following amounts in accumulated other comprehensive losses at December 31, 2024:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net (loss) gain	$(2,213)	$172	$(45)	$(2,086)
Prior service (cost) credit	(13)	216	(5)	198
Deferred income taxes	578	(95)	13	496
Amounts recorded in accumulated other comprehensive losses	$(1,648)	$293	$(37)	$(1,392)
We recorded the following amounts in accumulated other comprehensive losses at December 31, 2023:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net (loss) gain	$(2,236)	$19	$(39)	$(2,256)
Prior service (cost) credit	(18)	256	(5)	233
Deferred income taxes	585	(67)	12	530
Amounts recorded in accumulated other comprehensive losses	$(1,669)	$208	$(32)	$(1,493)
The movements in other comprehensive earnings (losses) for the year ended December 31, 2024 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost (income):
Amortization:
Net loss (gain)	$28	$(6)	$7	$29
Prior service cost (credit)	5	(41)	—	(36)
Deferred income taxes	(8)	12	(2)	2
	$25	$(35)	$5	$(5)
Other movements during the year:
Net (loss) gain	$(5)	$159	$(13)	$141
Prior service (cost) credit	—	1	—	1
Deferred income taxes	1	(40)	3	(36)
	$(4)	$120	$(10)	$106
Total movements in other comprehensive earnings (losses)	$21	$85	$(5)	$101

The movements in other comprehensive earnings (losses) for the year ended December 31, 2023 were as follows:

(in millions)	Pension	Post-retirement	Post-employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost (income):
Amortization:
Net loss (gain)	$4	$(2)	$6	$8
Prior service cost (credit)	6	(40)	—	(34)
Deferred income taxes	(2)	11	(1)	8
	$8	$(31)	$5	$(18)
Other movements during the year:
Net (loss) gain	$(60)	$20	$(11)	$(51)
Prior service (cost) credit	—	3	—	3
Deferred income taxes	16	(10)	3	9
	$(44)	$13	$(8)	$(39)
Total movements in other comprehensive earnings (losses)	$(36)	$(18)	$(3)	$(57)
The movements in other comprehensive earnings (losses) for the year ended December 31, 2022 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost (income):
Amortization:
Net loss (gain)	$96	$18	$13	$127
Prior service cost (credit)	6	(45)	—	(39)
Deferred income taxes	(26)	7	(3)	(22)
	$76	$(20)	$10	$66
Other movements during the year:
Net (loss) gain	$(183)	$345	$(15)	$147
Prior service (cost) credit	—	(2)	—	(2)
Deferred income taxes	48	(87)	4	(35)
	$(135)	$256	$(11)	$110
Total movements in other comprehensive earnings (losses)	$(59)	$236	$(1)	$176

Note 19. Additional Information

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Research and development expense	$208	$220	$162

Interest expense	$1,124	$1,149	$1,128
Interest income	(87)	(160)	(70)
Interest and other debt expense, net	$1,037	$989	$1,058

The activity in the allowance for discounts and allowance for returned goods was as follows:

	For the Years Ended December 31,
(in millions)	2024		2023		2022
	Discounts	Returned Goods	Discounts	Returned Goods	Discounts	Returned Goods
Balance at beginning of year	$—	$39	$—	$41	$—	$50
Charged to costs and expenses	603	142	597	118	607	97
Deductions (1)	(600)	(130)	(597)	(120)	(607)	(106)
Balance at end of year	$3	$51	$—	$39	$—	$41
(1) Represents the recording of discounts and returns for which allowances were created.

Note 20. Contingencies
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
We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed elsewhere in this Note 20. Contingencies: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending cases; and (iii) accordingly, management has not provided any amounts in our consolidated financial statements for unfavorable outcomes, if any. Litigation defense costs are expensed as incurred.
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

Judgments Paid and Provisions for Tobacco and Health (Including Engle Progeny Litigation) and Certain Other Litigation Items: The changes in our accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

(in millions)	2024	2023	2022
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$346	$71	$91
Pre-tax charges for:
Tobacco and health and certain other litigation (1)	70	79	101
Shareholder derivative lawsuits (2)	—	98	27
JUUL-related settlements (3)	30	242	—
Related interest costs	1	11	3
Payments	(351)	(155)	(151)
Accrued liability for tobacco and health and certain other litigation items at end of period	$96	$346	$71
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
The accrued liability for tobacco and health and certain other litigation items, including related interest costs, was included in accrued liabilities and other liabilities on our consolidated balance sheets. Pre-tax charges except for related interest costs were included in marketing, administration and research costs in our consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net in our consolidated statements of earnings.
After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $1.1 billion and interest totaling approximately $242 million as of December 31, 2024. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $449 million and related interest totaling approximately $61 million.
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of December 31, 2024, PM USA has posted appeal bonds totaling approximately $31 million, which have been collateralized with restricted cash and are included in assets on our consolidated balance sheets.
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

The table below lists the number of certain tobacco-related cases pending in the United States against us as of December 31:

	2024	2023	2022
Individual Smoking and Health Cases (1)	180	172	162
Health Care Cost Recovery Actions (2)	1	1	1
E-vapor Cases (3)	24	5,177	5,283
Other Tobacco-Related Cases (4)	3	3	3
(1) Includes as of December 31, 2024, 25 cases filed in Illinois, 17 cases filed in New Mexico, 75 cases filed in Massachusetts, 11 cases filed in Oregon, three cases filed in Hawaii and 22 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle class (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Progeny Cases). Also does not include 99 Broin cases pending as of December 31, 2024. For further discussion of the Broin cases, see Other Smoking and Health Class Actions below.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits, and, in March 2024, the court granted final approval of the settlement. Pending final dismissal of these cases, as of December 31, 2024, the remaining cases include 20 individual cases that opted out of the settlement, three class action lawsuits pending in Canada and one individual state court case relating to the Multidistrict Litigation. For further discussion of the Multidistrict Litigation settlement, see E-vapor Product Litigation below.
(4) Includes as of December 31, 2024, one inactive smoking and health case alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.
International Tobacco-Related Cases: As of January 27, 2025, (i) Altria is named as a defendant in three e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement (defined below) between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of January 27, 2025, three Engle progeny case, two individual smoking and health case and no e-vapor cases are set for trial through March 31, 2025. Trial dates are subject to change.
Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 84 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 53 of the 84 cases. Of the 31 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 27 have reached final resolution.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of January 27, 2025.
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
Woodley: In February 2023, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA, awarding $5 million in compensatory damages. There was no claim for punitive damages. Following the denial of PM USA’s post-trial motions, PM USA appealed the judgment to the Appeals Court of Massachusetts, which affirmed the judgment in January 2025.
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of January 27, 2025, approximately 105 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 132 state court plaintiffs. Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. Each federal Engle progeny case has been resolved.
Engle Progeny Trial Results: As of January 27, 2025, 147 federal and state Engle progeny cases involving PM USA have resulted in verdicts. Eighty-eight were returned in favor of plaintiffs, five of which have been reversed post-trial or on appeal and remain pending. Fifty-nine verdicts were returned in favor of PM USA, two of which have been reversed post-trial or on appeal and remain pending. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of January 27, 2025.
Post-trial activity in a case can result in a final resolution that differs from the initial verdict. In many cases, parties have appealed either compensatory or punitive damages awards or both. Courts also have increased and decreased the amounts of compensatory damages juries have awarded, decreased the amounts of punitive damages juries have awarded, declared mistrials and vacated judgments, in whole or in part, with respect to compensatory and punitive damages awards. Initial verdicts have been reversed in whole or in part on appeal or following retrial. Juries have returned verdicts in favor of or against PM USA awarding no damages. In cases where juries returned verdicts against PM USA awarding no damages, some trial courts have decided to award plaintiff damages notwithstanding the verdict. Cases also have been dismissed with or without prejudice before or after a verdict.
The charts below list the verdicts in and post-trial status of certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of January 27, 2025 where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated, and the second chart lists cases that have concluded in the past 12 months. In this Note 20. Contingencies, references to “R.J. Reynolds” are to R.J. Reynolds Tobacco Company. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.

Currently Pending Engle Cases with Verdicts against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages(1)	Punitive Damages (PM USA)	Post-Trial Status
Garcia	June 2024	PM USA	Miami-Dade	$2 million	$10 million	Appeals to the Third District Court of Appeal pending.
Chacon	October 2023	PM USA	Miami-Dade	<$1 million	<$1 million	Appeals to the Third District Court of Appeal pending.
Lipp	September 2021	PM USA	Miami-Dade	$15 million	$28 million	Third District Court of Appeal reversed and remanded for a new trial. Plaintiff’s motion for rehearing pending.
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	<$1 million	Appeal to the Fourth District Court of Appeal pending.
Kaplan (McLaughlin)	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$0	Appeal to the Fourth District Court of Appeal pending.
Cooper (Blackwood)	September 2015	PM USA	Broward	<$1 million	$0	Retrial of punitive damages claim pending.
(1) PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.

Engle Cases Concluded within Past 12 Months
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Payment Amount for Damages (if any)
Chadwell	September 2018	PM USA	Miami-Dade	$2 million
Schertzer	April 2022	PM USA and R.J. Reynolds	Miami-Dade	$4 million
Hoffman	January 2023	PM USA	Miami-Dade	$3 million
Levine	September 2022	PM USA and R.J. Reynolds	Miami-Dade	$1 million
Duignan	February 2020	PM USA and R.J. Reynolds	Pinellas	$4 million
Ferraiuolo	November 2023	PM USA and R.J. Reynolds	Duval	<$1 million
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
As of January 27, 2025, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to us) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the United States). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
As of January 27, 2025, PM USA is named as a defendant in 24 cases brought by flight attendants against United States cigarette manufacturers seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida that was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages but prohibited them from seeking punitive damages. Class members were prohibited from filing individual lawsuits after 2000 under the court-approved settlement. In July 2024, we reached agreement on terms to resolve approximately 627 individual Broin lawsuits. Accordingly, in the second quarter of 2024, we recorded a pre-tax provision of $4 million related to the settlement of these cases, which we paid in the third quarter of 2024.
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
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $10.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. The OPMs’ obligation to make quarterly payments settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million, on a pro rata basis based on market share, ended in the fourth quarter of 2024. For the years ended December 31, 2024, 2023 and 2022, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $3.5 billion, $3.7 billion and $3.9 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
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
▪2005-2007 NPM Adjustments. The PMs and the six states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005 through 2007, for five of the six states, and one year, 2005, for one state. As of January 27, 2025, the arbitration panel had issued decisions for Maryland, Washington and Wisconsin, finding Maryland and Wisconsin diligent for all three years and Washington not diligent for all three years. Washington challenged that determination in Washington state court, and the challenge was denied by the trial court. Washington has appealed that denial, and the appeal remains pending. PM USA recorded $14 million as a reduction of costs of sales and $21 million as interest income in the fourth quarter of 2023 for its estimate of the minimum amount of the 2005 through 2007 NPM Adjustment it will receive.
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
In May 2023, PM USA and R.J. Reynolds filed a motion in the U.S. District Court for the Eastern District of Texas seeking to enforce the Texas State Settlement Agreement against the State of Texas concerning the same tax rate issue raised by the State of Mississippi. The State of Texas filed a cross-motion to enforce, and the court found in favor of the State of Texas. As of January 27, 2025, the court had not made a determination on damages. PM USA intends to appeal.
In July 2024, the State of Minnesota filed a motion in Minnesota state court seeking to enforce the Minnesota State Settlement Agreement against PM USA, R.J. Reynolds and ITG concerning the same state tax issues raised by Mississippi and Texas. The court found in favor of the State of Minnesota. As of January 27, 2025, the court had not made a determination on damages. PM USA intends to appeal.
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
In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits as well as the majority of the group of cases pending in a consolidated California state court proceeding for $235 million, for which amount we recorded a pre-tax provision in the second quarter of 2023. In March 2024, the court granted final approval of the class action settlement, and we paid the settlement amount in the second quarter of 2024. The settlement applies to all of the Multidistrict Litigation except 20 individual cases that opted out of the settlement and 38 “third party” cases brought by Native American tribes. We separately agreed to settle the cases brought by Native America tribes in July 2024, and these cases have been dismissed. We recorded a pre-tax provision for $20 million in the second quarter of 2024 related to the settlement and paid the settlement amount in October 2024. Neither settlement applies to three class action lawsuits pending in Canada, the cases brought by state attorneys general, discussed below, or 17 putative class action antitrust lawsuits. For a description of the antitrust cases not subject to the settlement, see Antitrust Litigation below.
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
In May 2023, Fuma International LLC (“Fuma”) filed a lawsuit against Altria and our affiliates Nu Mark LLC (“Nu Mark”), AGDC, ALCS and NJOY in the U.S. District Court for the Eastern District of Virginia asserting claims of patent infringement based on the sale of various Nu Mark and NJOY products, including NJOY ACE, in the United States. In August 2023, we entered into an agreement with Fuma resulting in NJOY’s acquisition of the patents that Fuma asserted in its lawsuit. The parties separately agreed that Fuma would dismiss its patent infringement claims in exchange for $10 million, and such claims were dismissed in August 2023. We recorded a pre-tax provision for $10 million in the third quarter of 2023 related to the agreement and paid such amount to Fuma in August 2023.
In June 2023, JUUL and VMR Products LLC (“VMR”) filed a lawsuit against Altria and our affiliates AGDC, ALCS, NJOY Holdings and NJOY in the U.S. District Court for the District of Arizona asserting claims of patent infringement based on the sale of NJOY ACE in the United States. Plaintiffs seek various remedies, including damages and an injunction on sales of NJOY ACE. The lawsuit is currently stayed.
Also in June 2023, the same plaintiffs filed a related action against the same defendants with the ITC. There, the plaintiffs also allege patent infringement, but the remedies sought include an exclusion order that would prohibit the importation of NJOY ACE into the United States. No damages are recoverable in the proceedings before the ITC. A hearing before the Administrative Law Judge (“ALJ”)

was held in May 2024, and, in August 2024, the ALJ issued an initial determination supporting the plaintiffs’ allegations with respect to four patents and recommending an exclusion order. In September 2024, NJOY petitioned the ITC to review the ALJ’s initial determination. In October 2024, the ITC granted review of the ALJ’s initial determination with respect to aspects of two of the four patents. On January 29, 2025, the ITC issued its final determination finding that NJOY ACE infringes the four patents plaintiff asserted and issued an exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE. The ITC sent its orders to the Office of the United States Trade Representative for review. The Trade Representative has 60 days to review the ITC’s determination. If the Trade Representative disapproves of the ITC’s determination, the orders will not go into effect. If the Trade Representative does not affirmatively reject the ITC’s determination, the determination automatically becomes final and takes effect after the 60 days have elapsed (March 31, 2025) or earlier if the Trade Representative notifies the ITC of approval before the 60 days elapse. The final exclusion order and cease-and-desist orders can be appealed to the U.S. Court of Appeals for the Federal Circuit, but the final exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE would likely not be stayed during the pendency of such an appeal.
In November and December 2023 and February 2024, Altria and our affiliates filed petitions with the U.S. Patent Office Patent Trial and Appeal Board (“PTAB”) challenging the validity of the patents underlying JUUL and VMR’s patent infringement claims. In May, June and August 2024, the PTAB denied Altria’s request to institute review as to four patents (including three of the patents that form the basis of the ITC’s final determination) and, in June 2024, granted Altria’s request to institute review as to one of the patents that forms the basis of the ITC’s final determination. The PTAB will conduct proceedings and issue its validity decision as to the one JUUL patent by June 2025, after which appeals may be filed with the U.S. Court of Appeals for the Federal Circuit.
In August 2023, NJOY filed a complaint against JUUL in the U.S. District Court for the District of Delaware asserting claims of patent infringement based on the sale of certain JUUL e-vapor products, including the currently marketed JUUL device and JUULpods, in the United States. The lawsuit is currently stayed.
Also in August 2023, NJOY filed a related action against JUUL with the ITC alleging patent infringement and seeking a ban on the importation and sale of the same JUUL products in the United States. A hearing before the ALJ was held in June 2024. In December 2024, the ALJ issued an initial determination concluding that, while the patents NJOY asserted against JUUL are valid, JUUL products do not infringe the patents. The ALJ also determined that, with respect to the asserted patents, NJOY did not satisfy the “domestic industry” requirement, which requires the party asserting a patent to show significant and substantial domestic investments, such as investments related to engineering, research and development or licensing, designed to exploit the patent. Subsequently, in December 2024, NJOY petitioned the ITC to review the ALJ’s initial determination. The ITC must decide whether to grant or deny review of the ALJ’s initial determination in whole or in part by February 3, 2025, subject to the ITC’s right to grant itself an extension. If granted, the ITC’s review of the ALJ’s initial determination will proceed in the same manner as discussed above with respect to VMR and JUUL’s action against NJOY. The ITC must issue its final determination, including with respect to the form of remedy, if any, to be ordered, by April 7, 2025, subject to its right to grant itself an extension.
In November 2023, JUUL filed petitions with the PTAB challenging the validity of the patents underlying NJOY’s patent infringement claims. In May 2024, the PTAB agreed to review JUUL’s challenge to both of the NJOY patents asserted against JUUL. The PTAB will conduct proceedings and issue its validity decisions by May 2025, after which appeals may be filed with the U.S. Court of Appeals for the Federal Circuit.
We, JUUL and VMR previously engaged with a mediator to attempt to negotiate a resolution of the proceedings pending before the ITC, U.S. District Courts and the PTAB. The parties also have engaged in negotiations without a mediator. Based on the status of the negotiations and the proceedings before the ITC, U.S. District Courts and the PTAB, we have determined that a loss is not probable or reasonably estimable as of the date of this filing.
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
PM USA, ALCS and Philip Morris Products S.A. filed counterclaims against plaintiffs in the Eastern District of Virginia lawsuit alleging patent infringement by R.J. Reynolds’ e-vapor products. In June 2022, PM USA and ALCS reached an agreement with R.J. Reynolds resulting in dismissal of their counterclaims. In addition, ALCS filed a separate lawsuit against R.J. Reynolds in the U.S. District Court for the Middle District of North Carolina also alleging patent infringement by R.J. Reynolds’ e-vapor products. In September 2022, a jury awarded ALCS $95 million in damages for past infringement, plus supplemental damages and interest. In January 2023, the court ordered R.J. Reynolds to pay ALCS a 5.25% royalty on future sales of its infringing product resulting in positive net income through the expiration of the relevant patents in 2035. R.J. Reynolds filed a notice of appeal of the judgment to the U.S. Court of Appeals for the Federal Circuit, which affirmed the judgment in December 2024. In July 2024, R.J. Reynolds moved the district court to vacate the judgment, including the damages awards and ongoing royalties, on the grounds that R.J. Reynolds obtained a sub-license to the asserted patents from JUUL in December 2023. In December 2024, the district court denied the motion as to the damages award and royalties due through December 2023. The district court also found that additional proceedings were warranted on the part of the motion regarding royalties after R.J. Reynolds obtained an evidentiary hearing. As gains related to this lawsuit have not yet been determined to be realized or realizable in accordance with GAAP, they have not been recognized in our financial statements.
In November 2020, Healthier Choices Management Corp. filed an additional unrelated patent infringement case in the U.S. District Court for the Northern District of Georgia against PM USA and Philip Morris Products S.A. seeking damages and equitable relief. In February 2021, defendants filed a motion to dismiss the lawsuit, which the court granted in July 2021. In December 2021, the U.S. District Court denied plaintiff’s motion to amend the complaint and plaintiff appealed this ruling to the U.S. Court of Appeals for the Federal Circuit, which reversed the district court’s decision and remanded for further proceedings. On remand, the U.S. District Court stayed the case pending the outcome of plaintiff’s appeal from a ruling by the PTAB, which issued a decision that the claims of the asserted patent are invalid. In November 2024, the U.S. Court of Appeals for the Federal Circuit affirmed the PTAB’s decision that the asserted patent is invalid. In December 2024, Healthier Choices Management Corp. voluntarily dismissed its case.
Antitrust Litigation
In March 2023, we entered into the Stock Transfer Agreement with JUUL pursuant to which, among other things, we transferred to JUUL all of our beneficially owned JUUL equity securities. See Note 8. Investments in Equity Securities for a discussion of our disposition of our investment in JUUL.
As of January 27, 2025, 17 putative class action lawsuits have been filed against Altria and JUUL in the U.S. District Court for the Northern District of California. In November 2020, these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Antitrust Act of 1890 and Section 7 of the Clayton Antitrust Act and various state antitrust, consumer protection and unjust enrichment laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid and rescission of the transaction. In February 2024, the court ordered that certain of the direct-purchaser plaintiffs’ claims against JUUL be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement and dismissed without prejudice the direct-purchaser plaintiffs’ claims for injunctive relief. The trial with respect to the consolidated lawsuits is set to commence in May 2026.
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
Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or our other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of January 27, 2025, two “Lights/Ultra Lights” class actions are pending in U.S. state courts. Neither case is active.
As of January 27, 2025, one smoking and health case alleging personal injury or seeking court-supervised programs or an ongoing medical monitoring program on behalf of individuals exposed to ETS and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
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

Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including disgorgement. Defenses raised in these cases have included lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of January 27, 2025, there is no such case pending against UST and/or its tobacco subsidiaries.
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
Guarantees and Other Similar Matters
In the ordinary course of business, we have agreed to indemnify a limited number of third parties in the event of future litigation. At December 31, 2024, we (i) had $43 million of unused letters of credit obtained in the ordinary course of business and (ii) were contingently liable for guarantees related to our own performance, including $19 million for surety bonds. In addition, from time to time, we issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on our liquidity.
Under the terms of a distribution agreement between Altria and PMI (“Distribution Agreement”), entered into as a result of our 2008 spin-off of our former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. We do not have a related liability recorded on our consolidated balance sheet at December 31, 2024 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the active IQOS System patent litigation discussed above under IQOS Litigation.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Altria Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Altria Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
E-Vapor Product Litigation
As described in Note 20 to the consolidated financial statements, legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against the Company as well as its respective indemnitees. Management records provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The Company's accrued liability for tobacco and health and certain other litigation items is $96 million as of December 31, 2024. In establishing this liability, management evaluates tobacco and health and certain other litigation items, including e-vapor product litigation. While it is reasonably possible that an unfavorable outcome in a case may occur, except for those cases which, as described in Note 20, have been accrued for, (i) management has concluded that it is not probable that a loss has been incurred in any of the pending cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.
The principal considerations for our determination that performing procedures relating to e-vapor product litigation is a critical audit matter are (i) the significant judgment by management when determining if a loss for e-vapor product litigation should be recorded in the consolidated financial statements and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination of whether a loss should be recorded.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s loss determination for tobacco and health litigation matters, including e-vapor product litigation, and controls over the related financial statement disclosures. These procedures also included, among others, (i) evaluating the completeness of the Company’s description of e-vapor product litigation matters; (ii) confirming with external and internal legal counsel the likelihood of an unfavorable outcome and the extent to which a loss is estimable for e-vapor product litigation matters; (iii) evaluating the reasonableness of management’s determination regarding the likelihood of an unfavorable outcome for e-vapor product litigation matters; and (iv) evaluating the sufficiency of the Company’s e-vapor product litigation disclosures.
Skoal Trademark Impairment Assessments
As described in Notes 2 and 6 to the consolidated financial statements, the Company’s Skoal trademark had a carrying value of $3.6 billion as of December 31, 2024. Management conducts an annual review of indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require management to perform an interim review. In connection with the preparation of the financial statements for the interim period ended June 30, 2024, management evaluated the accelerated growth of innovative tobacco products, including oral nicotine pouches, and the related increase in competitive activity among tobacco categories, which have contributed to reductions in sales volumes for Moist Smokeless Tobacco products, including Skoal. Management concluded that the expected impact from the sales volume declines on the Skoal trademark represented a triggering event and performed an interim impairment assessment as of June 30, 2024. Management determined the estimated fair value of the Skoal trademark as of June 30, 2024 was below its carrying value and recorded an impairment of $354 million during the second quarter of 2024. Management’s annual impairment test of indefinite-lived intangible assets as of October 1, 2024 resulted in no impairment charge. Management used an income approach to estimate the fair value of the Skoal trademark. The income approach reflects the discounting of expected future cash flows at a rate of return that incorporates the risk-free rate for use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. In performing the 2024 valuation, management’s cash flow analysis for the Skoal trademark included significant judgments and assumptions related to volume, revenue, income, operating margins, perpetual growth rate and discount rate.
The principal considerations for our determination that performing procedures relating to the Skoal trademark impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Skoal trademark; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue, perpetual growth rates, and the discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessments, including controls over the valuation of the Company’s Skoal trademark. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the Skoal trademark; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue, perpetual growth rates, and the discount rates. Evaluating management’s assumption related to revenue involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Skoal brand; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income approach and (ii) the reasonableness of the perpetual growth rate and discount rate assumptions.
Goodwill Impairment Assessment- E-Vapor Reporting Unit
As described in Notes 2 and 6 to the consolidated financial statements, the Company’s goodwill balance was $6.9 billion as of December 31, 2024, and the goodwill associated with the e-vapor reporting unit was $1.8 billion. Management conducts an annual review of goodwill for potential impairment, and more frequently if an event occurs or circumstances change that would require management to perform an interim review. Management used an income approach to estimate the fair values of the Company’s reporting units. The income approach reflects the discounting of expected future cash flows at a rate of return that incorporates the risk-free rate for use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, goodwill is considered impaired. In performing the 2024 valuation, management’s cash flow analysis for the e-vapor reporting unit included significant judgments and assumptions related to volume, revenue, income, perpetual growth rate and discount rate. During 2024, management’s annual impairment test of goodwill resulted in no impairment charges.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the e-vapor reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to volume, perpetual growth rate, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the e-vapor reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of the underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the volume, perpetual growth rate and discount rate. Evaluating management’s assumption related to volume involved considering (i) the current and past performance of the Company’s e-vapor reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income approach and (ii) the reasonableness of the perpetual growth rate and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Richmond, Virginia
January 30, 2025
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
Management assessed the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of Altria Group, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of Altria Group, Inc.’s Board of Directors.
Based on this assessment, management determined that, as of December 31, 2024, Altria Group, Inc. maintained effective internal control over financial reporting.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of Altria Group, Inc. included in this report, has audited the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2024, as stated in their report herein.

January 30, 2025

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

Item 9B. Other Information.
During the quarter ended December 31, 2024, none of our directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Except for the information relating to the executive officers set forth in Item 10, the information called for by Items 10-14 is hereby incorporated by reference to our definitive proxy statement for use in connection with our Annual Meeting of Shareholders to be held on May 15, 2025 that is expected to be filed with the SEC on or about April 3, 2025 (“proxy statement”), and, except as indicated therein, made a part hereof.

Item 10. Directors, Executive Officers and Corporate Governance.
Refer to “Board and Governance Matters - Proposal 1 - Election of Directors” and “Board and Governance Matters - Board and Committee Governance” sections of the proxy statement.
Information about Our Executive Officers as of February 14, 2025:

Name	Office	Age
Jody L. Begley	Executive Vice President and Chief Operating Officer	53
Steven D’Ambrosia	Vice President and Controller	58
William F. Gifford, Jr.	Chief Executive Officer	54
Salvatore Mancuso	Executive Vice President and Chief Financial Officer	59
Robert A. McCarter III	Executive Vice President and General Counsel	52
Heather A. Newman	Senior Vice President, Chief Strategy & Growth Officer	47
Charles N. Whitaker	Senior Vice President, Chief Human Resources Officer and Chief Compliance Officer	58
All of the above-mentioned executive officers have been employed by Altria or our subsidiaries in various capacities during the past five years.
Insider Trading Policy
We have adopted an insider trading policy that governs transactions in our securities by our directors, officers and employees, and by Altria and our subsidiaries. Our insider trading policy is designed to promote compliance with insider trading laws, rules and regulations applicable to us. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.

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
In addition, we have adopted corporate governance guidelines and charters for our Audit, Compensation and Talent Development and Nominating, Corporate Governance and Social Responsibility Committees and the other committees of our Board of Directors. All of these documents are available free of charge on our website at www.altria.com.
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

Item 11. Executive Compensation.
Refer to “Executive Compensation,” and “Board and Governance Matters - Director Compensation” sections of our proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under our equity compensation plans at December 31, 2024, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by shareholders (1)	4,949,555 (2)	$—	19,041,590 (3)
(1)Our shareholders have approved the following plans, shares of which are referenced in column (a) or column (c): the 2015 Performance Incentive Plan, the 2020 Performance Incentive Plan and the 2015 Stock Compensation Plan for Non-Employee Directors.
(2)Represents 3,973,485 shares of restricted stock units and 976,070 shares that may be issued upon vesting of performance stock units if maximum performance measures are achieved.
(3)Includes 18,507,747 shares available under the 2020 Performance Incentive Plan and 533,843 shares available under the 2015 Stock Compensation Plan for Non-Employee Directors, and excludes shares reflected in column (a).
Refer to “Ownership of Equity Securities - Directors, Nominees and Executive Officers” and “Ownership of Equity Securities - Certain Other Beneficial Owners” sections of our proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Refer to “Board and Governance Matters - Our Board of Directors - Related Person Transactions, Director Code and Code of Conduct” and “Board and Governance Matters - Our Board of Directors - Director Independence Determinations” sections of our proxy statement.

Item 14. Principal Accountant Fees and Services.
Refer to “Audit Committee Matters - Independent Registered Public Accounting Firm’s Fees” and “Audit Committee Matters - Pre-Approval Policy” sections of our proxy statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Index to Consolidated Financial Statements
Schedules have been omitted either because such schedules are not required or are not applicable.
In accordance with Regulation S-X Rule 3-09, the audited financial statements of ABI for the year ended December 31, 2024 will be filed by amendment within six months after ABI’s year ended December 31, 2024.
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

10.27	Form of Restricted Stock Unit Agreement (2020). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (File No. 1-08940).*

10.28	Form of Performance Stock Unit Agreement (2020). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (File No. 1-08940).*

10.29	Form of Restricted Stock Unit Agreement (2021). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 (File No. 1-08940).*

10.30	Form of Performance Stock Unit Agreement (2021). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 (File No. 1-08940).*

10.31	Form of Restricted Stock Unit Agreement (2022). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 (File No. 1-08940).*

10.32	Form of Performance Stock Unit Agreement (2022). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 (File No. 1-08940).*

10.33	Form of Restricted Stock Unit Agreement (2023). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 (File No. 1-08940).*

10.34	Form of Performance Stock Unit Agreement (2023). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 (File No. 1-08940).*

10.35	Form of Restricted Stock Unit Agreement (2024). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 (File No. 1-08940).*

10.36	Form of Performance Stock Unit Agreement (2024). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 (File No. 1-08940).*

10.37
Form of Executive Confidentiality and Non-Competition Agreement (October 2018). Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-08940).*

10.38
Form of Confidentiality and Non-Competition Agreement (February 2019). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 1-08940).*

10.39	Form of Letter Regarding Reimbursement of Legal Expenses. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-08940).*

10.40
Time Sharing Agreement between Altria Client Services LLC and William F. Gifford, Jr., dated February 23, 2023. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-08940).*

10.41	Form of Agreement and General Release (September 2019). Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-08940).*

10.42
United Kingdom Sub-Plan of the Altria Group, Inc. 2020 Performance Plan, as Amended. Incorporated by reference to the Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 (File No. 1-08940).*

19	Insider trading policy.

21	Subsidiaries of Altria Group, Inc.

22	Guarantor Subsidiary of the Registrant.

23	Consent of independent registered public accounting firm.

24	Powers of attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Altria Group, Inc. Dodd-Frank Compensation Recoupment Policy. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-08940).

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date: February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

/s/ WILLIAM F. GIFFORD, JR. (William F. Gifford, Jr.)		Director and Chief Executive Officer	February 26, 2025

/s/ SALVATORE MANCUSO (Salvatore Mancuso)		Executive Vice President and Chief Financial Officer	February 26, 2025

/s/ STEVEN D’AMBROSIA (Steven D’Ambrosia)		Vice President and Controller	February 26, 2025

* IAN L.T. CLARKE,		Directors
MARJORIE M. CONNELLY,
R. MATT DAVIS,
DEBRA J. KELLY-ENNIS,
KATHRYN B. MCQUADE,
GEORGE MUÑOZ,
VIRGINIA E. SHANKS,
RICHARD S. STODDART,
ELLEN R. STRAHLMAN,
M. MAX YZAGUIRRE

* By:	/s/ WILLIAM F. GIFFORD, JR. (WILLIAM F. GIFFORD, JR. ATTORNEY-IN-FACT)		February 26, 2025