Form 10-Q
period 2025-03-31
ALTRIA GROUP, INC.
filed 2025-04-29
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 1-08940
Altria Group, Inc.
(Exact name of registrant as specified in its charter)

Virginia			13-3260245
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

6601 West Broad Street	Richmond	Virginia	23230
(Address of principal executive offices)			(Zip Code)
804-274-2200
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At April 21, 2025, there were 1,684,451,818 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)
______________________________

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$4,726	$3,127
Receivables	258	177
Inventories:
Leaf tobacco	531	591
Other raw materials	195	190
Work in process	26	21
Finished product	310	278
	1,062	1,080
Other current assets	34	129
Total current assets	6,080	4,513

Property, plant and equipment, at cost	4,561	4,537
Less accumulated depreciation	2,953	2,920
	1,608	1,617

Goodwill	6,072	6,945
Other intangible assets, net	12,936	12,973
Investments in equity securities	8,105	8,195
Other assets	959	934
Total Assets	$35,760	$35,177

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)
________________________________________________

	March 31, 2025	December 31, 2024
Liabilities
Current portion of long-term debt	$2,631	$1,527
Accounts payable	550	700
Accrued liabilities:
Marketing	758	688
Settlement charges	3,032	2,354
Other	1,957	1,780
Dividends payable	1,727	1,732
Total current liabilities	10,655	8,781

Long-term debt	23,428	23,399
Deferred income taxes	3,699	3,749
Accrued pension costs	134	136
Accrued postretirement health care costs	934	935
Other liabilities	370	365
Total liabilities	39,220	37,365
Contingencies (Note 14)
Stockholders’ Equity (Deficit)
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,883	5,905
Earnings reinvested in the business	34,868	35,516
Accumulated other comprehensive losses	(2,691)	(2,400)
Cost of repurchased stock (1,120,403,743 shares at March 31, 2025 and 1,115,309,450 shares at December 31, 2024)	(42,505)	(42,194)
Total stockholders’ equity (deficit) attributable to Altria	(3,510)	(2,238)
Noncontrolling interest	50	50
Total stockholders’ equity (deficit)	(3,460)	(2,188)
Total Liabilities and Stockholders’ Equity (Deficit)	$35,760	$35,177

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)
_____________________________________

For the Three Months Ended March 31,	2025	2024
Net revenues	$5,259	$5,576
Cost of sales	1,270	1,437
Excise taxes on products	740	859
Gross profit	3,249	3,280
Marketing, administration and research costs	588	606
Impairment of goodwill	873	—
Operating income	1,788	2,674
Interest and other debt expense, net	262	254
Net periodic benefit income, excluding service cost	(14)	(24)
(Income) losses from investments in equity securities	(143)	(295)
Earnings before income taxes	1,683	2,739
Provision for income taxes	606	610
Net earnings	$1,077	$2,129
Per share data:
Basic and diluted earnings per share	$0.63	$1.21

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)
_____________________

For the Three Months Ended March 31,	2025	2024
Net earnings	$1,077	$2,129
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	1	(1)
ABI	(269)	402
Currency translation adjustments and other	(23)	6
Other comprehensive earnings (losses), net of deferred income taxes	(291)	407
Comprehensive earnings	$786	$2,536

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Three Months Ended March 31, 2025 and 2024
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2024	$935	$5,905	$35,516	$(2,400)	$(42,194)	$50	$(2,188)
Net earnings	—	—	1,077	—	—	—	1,077
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(291)	—	—	(291)
Stock award activity	—	(22)	—	—	18	—	(4)
Cash dividends declared ($1.02 per share)	—	—	(1,725)	—	—	—	(1,725)
Repurchases of common stock	—	—	—	—	(326)	—	(326)
Other	—	—	—	—	(3)	—	(3)
Balances, March 31, 2025	$935	$5,883	$34,868	$(2,691)	$(42,505)	$50	$(3,460)

Balances, December 31, 2023	$935	$5,906		$31,094	$(2,673)	$(38,802)	$50	$(3,490)
Net earnings	—	—		2,129	—	—	—	2,129
Other comprehensive earnings (losses), net of deferred income taxes	—	—		—	407	—	—	407
Stock award activity	—	(25)		—	—	23	—	(2)
Cash dividends declared ($0.98 per share)	—	—		(1,688)	—	—	—	(1,688)
Repurchases of common stock	—	(360)	(1)	—	—	(2,040)	—	(2,400)
Other	—	—		—	—	(20)	—	(20)
Balances, March 31, 2024	$935	$5,521		$31,535	$(2,266)	$(40,839)	$50	$(5,064)
(1) Represents the remaining 15% of the Repurchase Price related to the ASR transactions. See Note 1. Background and Basis of Presentation.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)
_____________________

For the Three Months Ended March 31,	2025	2024
Cash Provided by (Used in) Operating Activities
Net earnings	$1,077	$2,129
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	71	65
Deferred income tax provision (benefit)	26	(138)
Unrecognized tax benefit	—	33
Fair value adjustment for NJOY Transaction contingent payments	25	—
(Income) losses from investments in equity securities	(143)	(295)
Impairment of goodwill	873	—
Cash effects of changes:
Receivables	(80)	(6)
Inventories	(18)	(26)
Accounts payable	(136)	(61)
Income taxes	565	671
Accrued liabilities and other current assets	(302)	(377)
Accrued settlement charges	678	857
Pension plan contributions	(5)	(4)
Pension and postretirement, net	(20)	(29)
Other, net	109	58
Net cash provided by (used in) operating activities	2,720	2,877
Cash Provided by (Used in) Investing Activities
Capital expenditures	(38)	(35)
Proceeds from the ABI Transaction (1)	—	2,353
Other, net	(5)	(2)
Net cash provided by (used in) investing activities	$(43)	$2,316
(1) See Note 6. Investments in Equity Securities.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)
_____________________

For the Three Months Ended March 31,	2025	2024
Cash Provided by (Used in) Financing Activities
Long-term debt issued	$997	$—
Long-term debt repaid	—	(1,121)
Repurchases of common stock (1)	(326)	(2,400)
Dividends paid on common stock	(1,730)	(1,733)
Other, net	(26)	(14)
Net cash provided by (used in) financing activities	(1,085)	(5,268)
Cash, cash equivalents and restricted cash:
Increase (decrease)	1,592	(75)
Balance at beginning of period	3,158	3,721
Balance at end of period	$4,750	$3,646

The following table provides a reconciliation of cash, cash equivalents and restricted cash (2) to the amounts reported on our condensed consolidated balance sheets:
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$4,726	$3,127
Restricted cash included in other current assets	1	8
Restricted cash included in other assets	23	23
Cash, cash equivalents and restricted cash	$4,750	$3,158
(1) 2024 includes $360 million (15% of the Repurchase Price) paid in March 2024 related to the ASR transactions. See Note 1. Background and Basis of Presentation.
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
▪Background: At March 31, 2025, our wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which, through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco (“MST”) products; Helix Innovations LLC (“Helix”), which operates in the United States, and its foreign affiliates (“Helix International”), which operate in certain other countries, are engaged in the manufacture and sale of oral nicotine pouches; and NJOY, LLC (“NJOY”), which is engaged in the manufacture and sale of e-vapor products. In January 2025, the U.S. International Trade Commission (“ITC”) issued an exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE (NJOY’s pod-based e-vapor product) in the United States, which became effective on March 31, 2025. For further discussion, see Note 14. Contingencies. Other wholly owned subsidiaries included Altria Group Distribution Company (“AGDC”), which provides sales and distribution services to our domestic operating companies, and Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, research and product development, consumer engagement, finance, human resources and external affairs. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At March 31, 2025, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At March 31, 2025, we owned a 75% economic interest in Horizon Innovations LLC (“Horizon”), a joint venture with JTI (US) Holding, Inc., a subsidiary of Japan Tobacco Inc., which owned the remaining 25% economic interest. Horizon is responsible for the U.S. marketing and commercialization of heated tobacco stick products owned by either party. At March 31, 2025, Horizon had no products in the U.S. marketplace.
At March 31, 2025, we had investments in Anheuser-Busch InBev SA/NV (“ABI”) and Cronos Group Inc. (“Cronos”). For further discussion of our investments, see Note 6. Investments in Equity Securities.
▪Share Repurchases: In January 2025, our Board of Directors (“Board of Directors” or “Board”) authorized a new $1.0 billion share repurchase program (“January 2025 share repurchase program”), which we expect to complete by December 31, 2025. At March 31, 2025, we had $674 million remaining under the January 2025 share repurchase program. The timing of share repurchases depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
In January 2024, our Board authorized a $1.0 billion share repurchase program that it increased to $3.4 billion in March 2024 (as increased, “January 2024 share repurchase program”). We subsequently entered into accelerated share repurchase (“ASR”) transactions under two separate agreements with bank counterparties (collectively, “ASR Agreements”) to repurchase shares of our common stock having an aggregate value of $2.4 billion (“Repurchase Price”). In the first quarter of 2024, we paid the Repurchase Price and received 46.5 million shares of our common stock, which represented an aggregate value of approximately 85% or $2,040 million of the Repurchase Price based on the closing price per share of our common stock on the date we entered into the ASR Agreements. At March 31, 2024, the remaining $360 million was recorded as a reduction in additional paid in capital on our condensed consolidated balance sheet. We funded the ASR transactions with proceeds from our sale of a portion of our investment in ABI (“ABI Transaction”). For further information on the ABI Transaction, see Note 6. Investments in Equity Securities. The ASR transactions were accounted for as equity transactions and included in cost of repurchased stock on our condensed consolidated balance sheet when the shares were received. We completed the January 2024 share repurchase program in December 2024.

Our share repurchase activity was as follows:

	For the Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Total number of shares repurchased	5.7	46.5
Aggregate cost of shares repurchased (1)	$326	$2,040
Average price per share of shares repurchased	$56.97	$43.87
(1) At March 31, 2024, $360 million (15% of the Repurchase Price) remained as a reduction in additional paid in capital on our condensed consolidated statement of stockholders’ equity (deficit) until final settlement of the ASR transactions in the second quarter of 2024.
▪Basis of Presentation: Our interim condensed consolidated financial statements are unaudited. These interim condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) and such principles are applied on a consistent basis. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Our management believes that all adjustments necessary for a fair statement of the interim results presented have been reflected in our interim condensed consolidated financial statements. All such adjustments were of a normal recurring nature. Net revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.
These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Substantially all cash discounts in contracts with our customers are based on a percentage of the list price based on agreed-upon payment terms. We record receivables net of the cash discounts on our condensed consolidated balance sheets.
Receivables and deferred revenue associated with contracts with customers were as follows:

(in millions)	March 31, 2025	December 31, 2024
Receivables	$258	$177
Deferred revenue	183	215
At March 31, 2025 and December 31, 2024, we did not expect differences between amounts recorded as receivables and amounts that would be subsequently received; therefore, we did not record an allowance for credit losses against these receivables.
We record deferred revenue when our businesses receive payment in advance of product shipment. These payments are included in other accrued liabilities on our condensed consolidated balance sheets until control of such products is obtained by the customer. When cash is received in advance of product shipment, our companies typically satisfy their performance obligations within three days of receiving payment. At March 31, 2025 and December 31, 2024, there were no differences between amounts recorded as deferred revenue from contracts with customers and amounts subsequently recognized as revenue.
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
At March 31, 2025 and December 31, 2024, confirmed outstanding obligations under the Program were $135 million and $128 million, respectively.
Note 4. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, were as follows:

	March 31, 2025		December 31, 2024
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Smokeable products segment	$99	$2,930	$99	$2,936
Oral tobacco products segment	5,078	8,670	5,078	8,679
Other (1)	895	1,336	1,768	1,358
Total	$6,072	$12,936	$6,945	$12,973
(1) Comprised primarily of e-vapor reporting unit goodwill and definite-lived intangible assets related to the acquisition of NJOY in 2023.
Other intangible assets consisted of the following:

	March 31, 2025		December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,089	$—	$11,089	$—
Definite-lived intangible assets	2,621	774	2,621	737
Total other intangible assets	$13,710	$774	$13,710	$737
At March 31, 2025, substantially all of our indefinite-lived intangible assets consisted of (i) MST trademarks of $8.5 billion, which consists of Copenhagen, Skoal and other MST trademarks of $4.0 billion, $3.6 billion and $0.9 billion, respectively, from our 2009 acquisition of UST, and (ii) cigar trademarks of $2.6 billion from our 2007 acquisition of Middleton. Definite-lived intangible assets, consisting primarily of intellectual property (which includes developed technology), certain cigarette trademarks, e-vapor trademarks and customer relationships, are amortized over a weighted-average period of approximately 19 years. Pre-tax amortization expense for definite-lived intangible assets during the three months ended March 31, 2025 and 2024 was $37 million and $27 million, respectively.

The changes in goodwill and net carrying amount of intangible assets were as follows:

	For the Three Months Ended		For the Year Ended
	March 31, 2025		December 31, 2024
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Balance at January 1	$6,945	$12,973	$6,791	$13,686
Changes due to:
Acquisitions (1)	—	—	154	(220)
Impairments (2)	(873)	—	—	(354)
Amortization	—	(37)	—	(139)
Balance at end of period	$6,072	$12,936	$6,945	$12,973
(1) Amounts represent the measurement period adjustments related to the NJOY Transaction.
(2) The 2025 amount represents a non-cash impairment of our e-vapor reporting unit goodwill. The 2024 amount represents a non-cash, pre-tax impairment of the Skoal trademark.
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require us to perform an interim quantitative impairment assessment. Except for the factors leading us to perform a quantitative assessment for the e-vapor reporting unit as discussed below, there have been no events or changes in circumstances that indicate an interim quantitative impairment assessment was required as of March 31, 2025. We will perform our annual impairment testing during the fourth quarter of 2025.
At December 31, 2024, the estimated fair value of the e-vapor reporting unit exceeded its carrying value by approximately 28% ($0.3 billion). As further discussed in Note 14. Contingencies, Altria and certain of our affiliates, including NJOY, are defendants in lawsuits alleging patent infringement based on the sale of NJOY ACE in the United States. In January 2025, the ITC issued an exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States, which became effective on March 31, 2025, after the 60-day review period ended without the United States Trade Representative taking action. As a result, in connection with the preparation of our condensed consolidated financial statements for the period ended March 31, 2025, we concluded a triggering event had occurred and performed an interim impairment assessment for the e-vapor reporting unit.
As a result of our interim impairment testing, we determined the estimated fair value of the e-vapor reporting unit as of March 31, 2025, was below its carrying value and recorded a non-cash goodwill impairment of $873 million for the three months ended March 31, 2025 in our condensed consolidated statements of earnings. This impairment was due primarily to (i) lower projected volume and revenue due to NJOY ACE’s removal from the U.S. market and (ii) higher projected costs associated with the commercialization of NJOY’s future e-vapor product portfolio resulting in lower projected operating margins. As of March 31, 2025, after recording the impairment, the carrying value of goodwill within the e-vapor reporting unit was $895 million. In addition, the carrying value of the e-vapor reporting unit’s net assets (including the effect of intercompany debt), which was negative, approximated its estimated fair value.
We used an income approach to estimate the fair value of the e-vapor reporting unit. Our discounted cash flows are based on a range of scenarios that consider certain potential regulatory and market outcomes. The income approach reflects the discounting of expected future cash flows at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. In performing the discounted cash flow analysis, we made various judgments, estimates and assumptions, the most significant of which were volume, revenue, income, operating margins, perpetual growth rate and discount rate. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy.
As a result of the ITC orders, in connection with the preparation of our condensed consolidated financial statements for the period ended March 31, 2025, we also reviewed the definite-lived intangible assets in the e-vapor reporting unit for impairment and concluded the carrying value was recoverable and no impairment existed.
Our annual impairment test of goodwill and indefinite-lived intangible assets as of October 1, 2024 resulted in no impairment charges for the fourth quarter of 2024. At March 31, 2025, accumulated impairment losses related to goodwill were $873 million, which related to the all other category. At December 31, 2024, there were none.
Note 5. Exit and Implementation Costs
For the three months ended March 31, 2025, we recorded pre-tax implementation costs of $15 million in marketing, administration and research costs in our condensed consolidated statements of earnings, of which $13 million was recorded in our smokeable products segment and $2 million was recorded in our oral tobacco products segment. For the three months ended March 31, 2025, we had no exit costs. There were no exit or implementation costs for the three months ended March 31, 2024.
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
We estimate total pre-tax charges for the Initiative’s initial phases of approximately $100 million to $125 million. As of March 31, 2025, total pre-tax charges since the inception of the Initiative were $83 million, consisting of employee separation cost of $35 million and implementation costs of $48 million. We expect to record the majority of the remaining costs for these initial phases in the second quarter of 2025. All of these charges result in cash expenditures and consist of severance payments associated with employee separations, implementation costs for new technology and business advisory services and other costs. Employee separation costs are recorded when probable and reasonably estimable. As we further develop and finalize detailed plans for the additional phases of the Initiative, we will update estimated pre-tax charges for the Initiative. As of March 31, 2025, total cash payments since the inception of the Initiative were $29 million, consisting of $1 million for exit costs and $28 million for implementation costs.
A summary of the Initiative’s charges and cash paid for exit and implementation costs are as follows:

(in millions)	Exit Costs		Implementation Costs	Total
Balances at December 31, 2023	$—		$—	$—
Charges	35		33	68
Cash paid	—		(11)	(11)
Balances at December 31, 2024	35		22	57
Charges	—		15	15
Cash paid	(1)		(17)	(18)
Balances at March 31, 2025	$34	(1)	$20	$54
(1) Restructuring liabilities, all of which were severance liabilities.
Note 6. Investments in Equity Securities
The carrying amount of our investments consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
ABI	$7,798	$7,880
Cronos	307	315
Total	$8,105	$8,195
(Income) losses from our investments in equity securities consisted of the following:

	For the Three Months Ended March 31,
(in millions)	2025	2024
ABI (1)	$(125)	$(313)	(2)
Cronos (1)	(18)	18
(Income) losses from investments in equity securities	$(143)	$(295)
(1) Includes our share of amounts recorded by our investees and additional adjustments, if required, related to (i) the conversion from international financial reporting standards to GAAP and (ii) adjustments to our investments required under the equity method of accounting.
(2) Includes $165 million of the total pre-tax gain on the ABI Transaction discussed below.
Investment in ABI
At March 31, 2025, we had an approximate 8.1% ownership interest in ABI, consisting of approximately 125 million restricted shares of ABI (“Restricted Shares”) and approximately 34 million ordinary shares of ABI. Our Restricted Shares:
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
At March 31, 2025, the fair value of our investment in ABI was $9.8 billion, which exceeded its carrying value of $7.8 billion by approximately 26%. At December 31, 2024, the fair value of our investment in ABI approximated its carrying value of $7.9 billion.
2024 ABI Transaction
In the first quarter of 2024, we converted 60 million of our Restricted Shares into ordinary shares of ABI and completed the ABI Transaction, which consisted of the following:
▪We sold 35 million of our ABI ordinary shares in a global secondary offering for gross proceeds of approximately $2.2 billion.
▪We sold $200 million of our ABI ordinary shares (approximately 3.3 million ordinary shares) to ABI in a private transaction.
As a result of the ABI Transaction, in the first quarter of 2024, we received pre-tax cash proceeds totaling approximately $2.4 billion and incurred transaction costs of approximately $62 million. In conjunction with the ABI Transaction, we entered into the ASR Agreements to repurchase shares of our common stock. For further discussion of the ASR Agreements, see Note 1. Background and Basis of Presentation.
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
In addition, in conjunction with the ABI Transaction, we recorded an income tax benefit from the partial release of a valuation allowance of approximately $94 million in provision for income taxes in our condensed consolidated statement of earnings for the three months ended March 31, 2024. For further discussion, see Note 13. Income Taxes.
Investment in Cronos
At March 31, 2025, we had an approximate 40.6% ownership interest in Cronos, consisting of approximately 157 million shares, which we account for under the equity method of accounting. We report our share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for us to record them in the concurrent period.
The fair value of our investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and is classified in Level 1 of the fair value hierarchy. At March 31, 2025, the fair value of our investment in Cronos was less than its carrying value by approximately $25 million or approximately 8%. Based on our evaluation of the duration and magnitude of the fair value decline, our evaluation of Cronos’s financial condition (including its strong cash position) and near-

term prospects, and our intent and ability to hold our investment in Cronos until recovery, we concluded that the decline in fair value of our investment in Cronos below its carrying value is temporary and, therefore, no impairment was recorded. At December 31, 2024, the fair value of our investment in Cronos approximated its carrying value of $315 million.
Note 7. Financial Instruments
Our investment in ABI, whose functional currency is the Euro, exposes us to foreign currency exchange risk on the carrying value of our investment. To manage this risk, we may designate Euro denominated unsecured long-term notes (“foreign currency denominated debt”) and certain foreign exchange contracts, including cross-currency swap contracts and forward contracts (collectively, “foreign currency contracts”), as net investment hedges of our investment in ABI. At March 31, 2025 and December 31, 2024, we had no outstanding foreign currency contracts.
The aggregate carrying value and fair value of our total long-term debt were as follows:

(in millions)	March 31, 2025	December 31, 2024
Carrying value	$26,059	$24,926
Fair value	24,121	22,741
Foreign currency denominated debt included in long-term debt:
Carrying value	3,239	3,100
Fair value	3,196	3,059
Our estimate of the fair value of our total long-term debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy.
Net Investment Hedging
We recognize changes in the carrying value of the foreign currency denominated debt due to changes in the Euro to U.S. dollar exchange rate in accumulated other comprehensive losses related to ABI. For the three months ended March 31, 2025 and 2024, we recognized pre-tax (gains) losses of our net investment hedges of $139 million and $(75) million, respectively.
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
Contingent Payments
In 2023, we acquired NJOY Holdings, Inc. (“NJOY Transaction”). The total consideration for the NJOY Transaction included the fair value of up to $500 million in additional cash payments contingent on receipt of U.S. Food and Drug Administration (“FDA”) authorizations with respect to NJOY’s menthol ($250 million), blueberry ($125 million) and watermelon ($125 million) pod products. We made cash payments totaling $250 million in the second quarter of 2024 following FDA authorization of NJOY’s menthol pod products.
In the first quarter of 2025, we recorded a non-cash, pre-tax charge of approximately $25 million for the increase in the fair value of contingent payments, which relate to blueberry and watermelon pod products. At March 31, 2025 and December 31, 2024, the fair values of the remaining contingent payments were approximately $45 million and $20 million, respectively.
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

Note 8. Benefit Plans
Components of Net Periodic Benefit Cost (Income)
Net periodic benefit cost (income) consisted of the following:

	Pension		Postretirement
	For the Three Months Ended March 31,
(in millions)	2025	2024	2025	2024
Service cost	$9	$9	$3	$4
Interest cost	79	80	14	16
Expected return on plan assets	(107)	(116)	(1)	(1)
Amortization:
Net loss (gain)	13	7	(3)	(1)
Prior service cost (credit)	1	1	(10)	(10)
Net periodic benefit cost (income)	$(5)	$(19)	$3	$8
Employer Contributions
We make contributions to our pension plans to the extent that the contributions are tax deductible and pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. We made employer contributions of $5 million to our pension plans and did not make any contributions to our postretirement plans during the three months ended March 31, 2025. Currently, we anticipate making additional employer contributions of up to approximately $25 million to our pension plans and contributions of up to approximately $30 million to our postretirement plans in 2025. However, the foregoing estimates of 2025 contributions to our pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates and asset performance significantly above or below the assumed long-term rate of return for each respective plan.
Note 9. Earnings per Share
We calculated basic and diluted earnings per share (“EPS”) using the following:

	For the Three Months Ended March 31,
(in millions)	2025	2024
Net earnings	$1,077	$2,129
Less: Distributed and undistributed earnings attributable to share-based awards	(5)	(5)
Earnings for basic and diluted EPS	$1,072	$2,124

Weighted-average shares for basic and diluted EPS	1,690	1,758
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in our EPS calculation pursuant to the two-class method.

Note 10. Other Comprehensive Earnings/Losses
Changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria were as follows:

	For the Three Months Ended March 31, 2025
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2024	$(1,392)	$(1,018)		$10	$(2,400)

Other comprehensive earnings (losses) before reclassifications	—	(331)		(23)	(354)
Deferred income taxes	—	73		—	73
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(258)		(23)	(281)

Amounts reclassified to net earnings	2	(14)		—	(12)
Deferred income taxes	(1)	3		—	2
Amounts reclassified to net earnings, net of deferred income taxes	1	(11)		—	(10)

Other comprehensive earnings (losses), net of deferred income taxes	1	(269)	(1)	(23)	(291)

Balances, March 31, 2025	$(1,391)	$(1,287)		$(13)	$(2,691)

	For the Three Months Ended March 31, 2024
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2023	$(1,493)	$(1,195)		$15	$(2,673)

Other comprehensive earnings (losses) before reclassifications	—	254		6	260
Deferred income taxes	—	(55)		—	(55)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	199		6	205

Amounts reclassified to net earnings	(2)	255		—	253
Deferred income taxes	1	(52)		—	(51)
Amounts reclassified to net earnings, net of deferred income taxes	(1)	203		—	202

Other comprehensive earnings (losses), net of deferred income taxes	(1)	402	(1)	6	407

Balances, March 31, 2024	$(1,494)	$(793)		$21	$(2,266)
(1) Primarily reflects our share of ABI’s currency translation adjustments and the impact of our designated net investment hedges related to our investment in ABI. For further discussion of designated net investment hedges, see Note 7. Financial Instruments.

Pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings were as follows:

	For the Three Months Ended March 31,
(in millions)	2025	2024
Benefit Plans: (1)
Net loss	$11	$7
Prior service credit	(9)	(9)
	2	(2)
ABI (2)	(14)	255
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$(12)	$253
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
Note 11. Segment Reporting
At March 31, 2025, our reportable segments were (i) smokeable products, consisting of combustible cigarettes and machine-made large cigars; and (ii) oral tobacco products, consisting of MST products and oral nicotine pouches.
Our all other category included (i) NJOY; (ii) Horizon; (iii) Helix International; and (iv) other business activities, which primarily consists of research and development (“R&D”) expense related to certain new product platforms and technologies.
Altria’s Chief Executive Officer is our chief operating decision maker (“CODM”). Our measure of segment profitability is segment operating companies income (loss) (“OCI”), which is defined as operating income before general corporate expenses and amortization of intangibles. Our CODM uses OCI for planning, forecasting and evaluating business and financial performance of the segments, including allocating capital and other resources to our segments and evaluating results relative to employee compensation targets. Interest and other debt expense, net, along with net periodic benefit income, excluding service cost, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by our CODM. We do not disclose information about total assets by segment because such information is not reported to or used by our CODM. Segment goodwill and other intangible assets, net, are disclosed in Note 4. Goodwill and Other Intangible Assets, net.

Segment data were as follows:

	For the Three Months Ended March 31,
(in millions)	2025	2024
Net revenues:
Smokeable products	$4,622	$4,906
Oral tobacco products	654	651
All other	(17)	19
Net revenues	$5,259	$5,576
Earnings before income taxes:
OCI:
Smokeable products	$2,469	$2,439
Oral tobacco products	433	435
All other	(1,014)	(61)
Amortization of intangibles	(37)	(27)
General corporate expenses	(63)	(112)
Operating income	1,788	2,674
Interest and other debt expense, net	262	254
Net periodic benefit income, excluding service cost	(14)	(24)
(Income) losses from investments in equity securities	(143)	(295)
Earnings before income taxes	$1,683	$2,739
Smokeable products segment OCI consisted of the following, including expenses under the significant expense principle in accordance with GAAP:

	For the Three Months Ended March 31,
(in millions)	2025	2024
Net revenues	$4,622	$4,906
Settlement charges (1)	(687)	(855)
Excise taxes on products sold	(715)	(834)
Other segment items (2)	(751)	(778)
Operating companies income	$2,469	$2,439
(1) Represents charges related to State Settlement Agreements included in cost of sales. For additional information, see Health Care Cost Recovery Litigation in Note 14. Contingencies.
(2) Other segment items includes manufacturing, marketing, administration and research costs, FDA user fees and other costs.
For the oral tobacco products segment, we did not identify any expenses under the significant expense principle in accordance with GAAP. Other segment items for our oral tobacco products segment include manufacturing, marketing, administration and research costs, excise taxes on products sold and other costs. Total oral tobacco products other segment items were $221 million and $216 million for the three months ended March 31, 2025 and 2024, respectively. The CODM reviews total oral tobacco products segment expenses in the aggregate in conjunction with the review of budget-to-actual OCI variances to manage segment operations.

Details of our depreciation expense and capital expenditures were as follows:

	For the Three Months Ended March 31,
(in millions)	2025	2024
Depreciation expense:
Smokeable products	$15	$19
Oral tobacco products	10	9
General corporate and other	9	10
Total depreciation expense	$34	$38
Capital expenditures:
Smokeable products	$18	$18
Oral tobacco products	13	9
General corporate and other	7	8
Total capital expenditures	$38	$35
The comparability of OCI for our reportable segments was affected by the following:
▪Tobacco and Health and Certain Other Litigation Items: We recorded pre-tax charges related to tobacco and health and certain other litigation items as follows:

	For the Three Months Ended March 31,
(in millions)	2025	2024
Smokeable products segment	$36	$18
General corporate expenses	—	6
Interest and other debt expense, net	4	—
Total	$40	$24
We recorded the amounts shown in the table above in our smokeable products segment and general corporate expenses in marketing, administration and research costs in our condensed consolidated statements of earnings. For further discussion, see Note 14. Contingencies.
Note 12. Debt
Short-term Borrowings and Borrowing Arrangements
At March 31, 2025 and December 31, 2024, we had no short-term borrowings.
We have a $3.0 billion senior unsecured 5-year revolving credit agreement (“Credit Agreement”) that expires on October 24, 2028 and includes an option, subject to certain conditions, for us to extend the term for two additional one-year periods. We intend to use any borrowings under our Credit Agreement for general corporate purposes.
At March 31, 2025, we had availability under our Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion.
Pricing for interest and fees under our Credit Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt. We expect interest rates on borrowings under our Credit Agreement to be based on the Term Secured Overnight Financing Rate plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”). The applicable percentage for borrowings under our Credit Agreement at March 31, 2025 was 1.0% based on our long-term senior unsecured debt ratings on that date. Our Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral.
Our Credit Agreement includes various covenants, one of which requires us to maintain a ratio of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated for the four most recent fiscal quarters. At March 31, 2025, we were in compliance with our covenants in our Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in our Credit Agreement, include certain adjustments.
PM USA guarantees any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program.

Long-term Debt
The aggregate carrying value of our total long-term debt at March 31, 2025 and December 31, 2024 was $26.1 billion and $24.9 billion, respectively.
In February 2025, we issued U.S. dollar denominated senior unsecured notes in the aggregate principal amount of $1.0 billion. The net proceeds from the notes are being used for general corporate purposes, which may include the repayment of our 2.350% senior unsecured notes due May 2025 and our 1.700% senior unsecured notes due June 2025. The notes contain the following terms:
▪$0.5 billion at 4.875%, due 2028, interest payable semiannually beginning August 4, 2025; and
▪$0.5 billion at 5.625%, due 2035, interest payable semiannually beginning August 6, 2025.
Similar to our other notes, these notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness. Following the occurrence of both (i) a change of control of Altria and (ii) the notes ceasing to be rated investment grade by each of Moody’s, S&P and Fitch Ratings Inc., we will be required to make an offer to purchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest to the date of repurchase as and to the extent set forth in the terms of the notes.
At March 31, 2025 and December 31, 2024, accrued interest on long-term debt of $256 million and $389 million, respectively, was included in other accrued liabilities on our condensed consolidated balance sheets.
For a discussion of the fair value of our long-term debt and the designation of our Euro denominated senior unsecured notes as a net investment hedge of our investment in ABI, see Note 7. Financial Instruments.
Note 13. Income Taxes
Earnings before income taxes, provision for income taxes and income tax rates consisted of the following:

	For the Three Months Ended March 31,
(in millions)	2025	2024
Earnings before income taxes	$1,683	$2,739
Provision for income taxes	606	610
Income tax rate	36.0%	22.3%
Our income tax rate for the three months ended March 31, 2025 differs from the U.S. federal statutory rate of 21%, due primarily to the non-deductible impairment of the e-vapor reporting unit goodwill and state tax expense. For further discussion of the impairment charge, see Note 4. Goodwill and Other Intangible Assets, net.
Our income tax rate for the three months ended March 31, 2024 differs from the U.S. federal statutory rate of 21%, due primarily to state tax expense, partially offset by an income tax benefit from the partial release of a valuation allowance recorded against a deferred tax asset associated with our losses related to our former investment in JUUL Labs, Inc. (“JUUL”). The valuation allowance release was due to our capital gain on the ABI Transaction. For further discussion of the ABI transaction, see Note 6. Investments in Equity Securities.
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
Judgments Paid and Provisions for Tobacco and Health (Including Engle Progeny Litigation) and Certain Other Litigation Items: The changes in our accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

	For the Three Months Ended March 31,
(in millions)	2025	2024
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$96	$346
Pre-tax charges for:
Tobacco and health and certain other litigation (1)	36	18
Shareholder derivative lawsuits (2)	—	—
JUUL-related settlements (3)	—	6
Related interest costs	4	—
Payments	(18)	(6)
Accrued liability for tobacco and health and certain other litigation items at end of period	$118	$364
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
After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $1.1 billion and interest totaling approximately $246 million as of March 31, 2025. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $452 million and related interest totaling approximately $62 million.

Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of March 31, 2025, PM USA has posted appeal bonds totaling approximately $24 million, which have been collateralized with restricted cash and are included in assets on our condensed consolidated balance sheets.
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
The table below lists the number of certain tobacco-related cases pending in the United States against us as of:

	April 24, 2025	April 22, 2024	April 24, 2023
Individual Smoking and Health Cases (1)	198	174	167
Health Care Cost Recovery Actions (2)	1	1	1
E-vapor Cases(3)	24	5,177	5,270
Other Tobacco-Related Cases (4)	3	3	3
(1) Includes as of April 24, 2025, 32 cases filed in Illinois, 14 cases filed in New Mexico, 84 cases filed in Massachusetts, 15 cases filed in Oregon, five cases filed in Hawaii and 24 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle class (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Progeny Cases). Also does not include 14 Broin cases pending as of April 24, 2025. For further discussion of the Broin cases, see Other Smoking and Health Class Actions below.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits, and, in March 2024, the court granted final approval of the settlement. Pending final dismissal of these cases, as of April 24, 2025, the remaining cases include 20 individual cases that opted out of the settlement, three class action lawsuits pending in Canada and one individual state court case relating to the Multidistrict Litigation. For further discussion of the Multidistrict Litigation settlement, see E-vapor Product Litigation below.
(4) Includes as of April 24, 2025, one inactive smoking and health case alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.
International Tobacco-Related Cases: As of April 24, 2025, (i) Altria is named as a defendant in three e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement (defined below) between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of April 24, 2025, two Engle progeny cases, two individual smoking and health cases and no e-vapor cases are set for trial through June 30, 2025. Trial dates are subject to change.
Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 85 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 53 of the 85 cases. Of the 32 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 27 have reached final resolution.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of April 24, 2025.
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
Amaral: In March 2025, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds Tobacco Company (“R.J. Reynolds”), awarding an aggregate of $4 million in compensatory damages against PM USA and R.J. Reynolds and $25 million in punitive damages against PM USA. PM USA has filed post-trial motions challenging the verdict and, if necessary, will appeal.
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
Ricapor-Hall: In August 2023, a jury in a Hawaii state court returned a verdict in favor of plaintiff and against PM USA, awarding $6 million in compensatory damages and $8 million in punitive damages. In October 2023, the court entered judgment against PM USA for $11 million, having reduced the compensatory damages award to $3 million based on the jury’s finding on comparative fault and a set-off against plaintiff’s settlements with other defendants. We filed post-trial motions challenging the verdict, which were denied in March 2024. In April 2024, we filed a notice of appeal and a motion to stay execution pending appeal, and the court has stayed execution of the final judgment pending resolution of PM USA’s appeal rights. PM USA’s appeal remains pending, and plaintiff has noticed a cross-appeal. In April 2025, the Hawaii Supreme Court granted plaintiff’s application to transfer the appeal to that Court from the Intermediate Court of Appeals.
Woodley: In February 2023, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA, awarding $5 million in compensatory damages. There was no claim for punitive damages. Following the denial of PM USA’s post-trial motions, PM USA appealed the judgment to the Appeals Court of Massachusetts, which affirmed the judgment in January 2025. Accordingly, we recorded a pre-tax charge of $5 million and paid the recorded amount in the first quarter of 2025.
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of April 24, 2025, approximately 89 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 109 state court plaintiffs. Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. Each federal Engle progeny case has been resolved.
Engle Progeny Trial Results: As of April 24, 2025, 147 federal and state Engle progeny cases involving PM USA have resulted in verdicts. Eighty-eight were returned in favor of plaintiffs, five of which have been reversed post-trial or on appeal and remain pending. Fifty-nine verdicts were returned in favor of PM USA, two of which have been reversed post-trial or on appeal and remain pending. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of April 24, 2025.
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
The charts below list the verdicts in and post-trial status of certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of April 24, 2025 where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated, and the second chart lists cases that have concluded in the past 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.
Currently Pending Engle Cases with Verdicts against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages(1)	Punitive Damages (PM USA)	Post-Trial Status
Garcia	June 2024	PM USA	Miami-Dade	$2 million	$10 million	Appeals to the Third District Court of Appeal pending.
Chacon	October 2023	PM USA	Miami-Dade	<$1 million	<$1 million	Appeals to the Third District Court of Appeal pending.
Lipp	September 2021	PM USA	Miami-Dade	$15 million	$28 million	Third District Court of Appeal reversed and remanded for a new trial. Plaintiff’s motion for rehearing pending.
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	<$1 million	Appeal to the Fourth District Court of Appeal pending.
Kaplan (McLaughlin)	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$0	Fourth District Court of Appeal affirmed judgment, and time for a petition for rehearing has not yet expired.
Cooper (Blackwood)	September 2015	PM USA	Broward	<$1 million	$0	Retrial of punitive damages claim pending.
(1) PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.

Engle Cases Concluded within Past 12 Months
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Payment Amount for Damages (if any)
Chadwell	September 2018	PM USA	Miami-Dade	$2 million
Schertzer	April 2022	PM USA and R.J. Reynolds	Miami-Dade	$4 million
Hoffman	January 2023	PM USA	Miami-Dade	$3 million
Levine	September 2022	PM USA and R.J. Reynolds	Miami-Dade	$1 million

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
As of April 24, 2025, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to us) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the United States). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
As of April 24, 2025, PM USA is named as a defendant in 14 cases brought by flight attendants against United States cigarette manufacturers seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida that was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages but prohibited them from seeking punitive damages. Class members were prohibited from filing individual lawsuits after 2000 under the court-approved settlement. In July 2024, we reached agreement on terms to resolve approximately 627 individual Broin lawsuits. Accordingly, in the second quarter of 2024, we recorded a pre-tax provision of $4 million related to the settlement of these cases, which we paid in the third quarter of 2024.
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
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $10.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. The OPMs’ obligation to make quarterly payments settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million, on a pro rata basis based on market share, ended in the fourth quarter of 2024. For the three months ended March 31, 2025 and 2024, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $700 million and $900 million, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
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
Settlements of NPM Adjustment Disputes.
▪Multi-State Settlement. As of December 2024, a total of 39 states and territories have joined the multi-state settlement. Pursuant to this settlement, PM USA has received $1.37 billion since 2014 and expects to receive annual credits applied against PM USA’s MSA payments through 2041.
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
▪2005-2007 NPM Adjustments. The PMs and the six states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005 through 2007, for five of the six states, and one year, 2005, for one state. As of April 24, 2025, the arbitration panel had issued decisions for Maryland, Washington, Wisconsin and Ohio, finding Maryland, Wisconsin and Ohio diligent for all three years and Washington not diligent for all three years. Washington challenged that determination in Washington state court, and the challenge was denied by the trial court. Washington has appealed that denial, and the appeal remains pending. PM USA recorded $14 million as a reduction of costs of sales and $21 million as interest income in the fourth quarter of 2023 for its estimate of the minimum amount of the 2005 through 2007 NPM Adjustment it will receive.
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
In May 2023, PM USA and R.J. Reynolds filed a motion in the U.S. District Court for the Eastern District of Texas seeking to enforce the Texas State Settlement Agreement against the State of Texas concerning the same tax rate issue raised by the State of Mississippi. The State of Texas filed a cross-motion to enforce, and the court found in favor of the State of Texas. In March 2025, the court issued a final order in the matter, finding that PM USA owes $31 million to the State of Texas, plus pre- and post-judgment interest. PM USA intends to appeal.
In July 2024, the State of Minnesota filed a motion in Minnesota state court seeking to enforce the Minnesota State Settlement Agreement against PM USA, R.J. Reynolds and ITG concerning the same state tax issues raised by Mississippi and Texas. The court found in favor of the State of Minnesota. As of April 24, 2025, the court had not made a determination on damages. PM USA intends to appeal.
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
In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits as well as the majority of the group of cases pending in a consolidated California state court proceeding for $235 million, for which amount we recorded a pre-tax provision in the second quarter of 2023. In March 2024, the court granted final approval of the class action settlement, and we paid the settlement amount in the second quarter of 2024. The settlement applies to all of the Multidistrict Litigation except 11 individual cases that opted out of the settlement, all of the consolidated California cases except nine individual cases that opted out of the settlement and 38 “third party” cases brought by Native American tribes. We separately agreed to settle the cases brought by Native American tribes in July 2024, and these cases have been dismissed. We recorded a pre-tax provision for $20 million in the second quarter of 2024 related to the settlement and paid the settlement amount in October 2024. Neither settlement applies to three class action lawsuits pending in Canada, the cases brought by state attorneys general, discussed below, or 17 putative class action antitrust lawsuits. For a description of the antitrust cases not subject to the settlement, see Antitrust Litigation below.
Four of the “third party” lawsuits noted above against us and JUUL were initiated, individually, by the attorneys general of Alaska, Hawaii, Minnesota and New Mexico alleging violations of state consumer protection and other similar laws. Between April 2023 and April 2024, we agreed to settle each of the Minnesota, Alaska, Hawaii and New Mexico lawsuits for immaterial amounts.
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
Also in June 2023, the same plaintiffs filed a related action against the same defendants with the ITC. There, the plaintiffs also allege patent infringement, but the remedies sought include an exclusion order that would prohibit the importation of NJOY ACE into the United States. No damages are recoverable in the proceedings before the ITC. A hearing before the Administrative Law Judge (“ALJ”) was held in May 2024, and, in August 2024, the ALJ issued an initial determination supporting the plaintiffs’ allegations with respect to four patents and recommending an exclusion order. In September 2024, NJOY petitioned the ITC to review the ALJ’s initial determination. In October 2024, the ITC granted review of the ALJ’s initial determination with respect to aspects of two of the four patents. In January 2025, the ITC issued its final determination finding that NJOY ACE infringes the four patents plaintiff asserted and issued an exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States. The ITC sent its orders to the Office of the United States Trade Representative, which had 60 days to review the ITC’s determination. The orders became effective on March 31, 2025 after the 60-day review period ended without the United States Trade Representative taking action. We intend to appeal the final exclusion order and cease-and-desist orders to the U.S. Court of Appeals for the Federal Circuit, but the final exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE will likely not be stayed during the pendency of the appeal. In February 2025, we filed a motion for reconsideration of the ITC’s determination finding that NJOY ACE infringes the four patents plaintiff asserted, asking the ITC to reverse its determination that NJOY ACE infringes one of the four patents. The ITC denied the motion in April 2025.
In November and December 2023 and February 2024, Altria and our affiliates filed petitions with the U.S. Patent Office Patent Trial and Appeal Board (“PTAB”) challenging the validity of the patents underlying JUUL and VMR’s patent infringement claims. In May, June and August 2024, the PTAB denied Altria’s requests to institute review as to four patents (including three of the patents that form the basis of the ITC’s final determination) and, in June 2024, granted Altria’s request to institute review as to one of the patents that forms the basis of the ITC’s final determination. The PTAB will issue its validity decision as to the one JUUL patent by June 2025, after which appeals may be filed with the U.S. Court of Appeals for the Federal Circuit.
In August 2023, NJOY filed a complaint against JUUL in the U.S. District Court for the District of Delaware asserting claims of patent infringement based on the sale of certain JUUL e-vapor products, including the currently marketed JUUL device and JUULpods, in the United States. The lawsuit is currently stayed.
Also in August 2023, NJOY filed a related action against JUUL with the ITC alleging patent infringement and seeking a ban on the importation and sale of the same JUUL products in the United States. A hearing before the ALJ was held in June 2024. In

December 2024, the ALJ issued an initial determination concluding that, while the patents NJOY asserted against JUUL are valid, JUUL products do not infringe the patents. The ALJ also determined that, with respect to the asserted patents, NJOY did not satisfy the “domestic industry” requirement, which requires the party asserting a patent to show significant and substantial domestic investments, such as investments related to engineering, R&D or licensing, designed to exploit the patent. Subsequently, in December 2024, NJOY petitioned the ITC to review the ALJ’s initial determination. In March 2025, the ITC granted in part NJOY’s petition to review the ALJ’s initial determination. On review, the ITC affirmed the ALJ’s initial determination that the JUUL products do not infringe the asserted patents and terminated the investigation. We intend to appeal the ITC’s final determination to the U.S. Court of Appeals for the Federal Circuit.
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
We, JUUL and VMR previously engaged with a mediator to attempt to negotiate a resolution of the proceedings pending before the ITC, U.S. District Courts and the PTAB. The parties also have engaged in negotiations without a mediator. Based on the status of the negotiations and the proceedings before the ITC, U.S. District Courts and the PTAB, we have determined that a loss with respect to a negotiated resolution of such proceedings is not probable or reasonably estimable as of the date of this filing.
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
As of April 24, 2025, 17 putative class action lawsuits have been filed against Altria and JUUL in the U.S. District Court for the Northern District of California. In November 2020, these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Antitrust Act of 1890 and Section 7 of the Clayton Antitrust Act and various state antitrust, consumer protection and unjust enrichment laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid and rescission of the transaction. In February 2024, the court ordered that certain of the direct-purchaser plaintiffs’ claims against JUUL be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement and dismissed without prejudice the direct-purchaser plaintiffs’ claims for injunctive relief. The trial with respect to the consolidated lawsuits is set to commence in May 2026.

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
Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or our other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of April 24, 2025, two “Lights/Ultra Lights” class actions are pending in U.S. state courts. Neither case is active.
As of April 24, 2025, one smoking and health case alleging personal injury or seeking court-supervised programs or an ongoing medical monitoring program on behalf of individuals exposed to ETS and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including disgorgement. Defenses raised in these cases have included lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of April 24, 2025, there is no such case pending against UST and/or its tobacco subsidiaries.
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
Guarantees and Other Similar Matters
In the ordinary course of business, we have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2025, we (i) had $43 million of unused letters of credit obtained in the ordinary course of business and (ii) were contingently liable for guarantees related to our own performance, including $90 million for surety bonds. In addition, from time to time, we issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on our liquidity.

Under the terms of a distribution agreement between Altria and PMI (“Distribution Agreement”), entered into as a result of our 2008 spin-off of our former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. We do not have a related liability recorded on our condensed consolidated balance sheet at March 31, 2025 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the active IQOS System patent litigation discussed above under IQOS Litigation.
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
Executive Summary
Our Business
We have a leading portfolio of tobacco products for U.S. tobacco consumers age 21+. Our Vision is to responsibly lead the transition of adult smokers to a smoke-free future (“Vision”). We are Moving Beyond Smoking™, leading the way in moving adult smokers away from cigarettes by taking action to transition millions to potentially less harmful choices - believing it is a substantial opportunity for adult tobacco consumers, our businesses and society. As we execute on our Vision, we established our 2028 Enterprise Goals (“2028 Goals”) to provide our investors with specific metrics to measure our progress. For further discussion of our 2028 Goals, see our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).

Our wholly owned subsidiaries include leading manufacturers of both combustible and smoke-free products. In combustibles, we own Philip Morris USA Inc. (“PM USA”), the most profitable U.S. cigarette manufacturer, and John Middleton Co. (“Middleton”), a leading U.S. cigar manufacturer.
In smoke-free products, we own U.S. Smokeless Tobacco Company LLC (“USSTC”), the leading global moist smokeless tobacco (“MST”) manufacturer, Helix Innovations LLC (“Helix”), a leading manufacturer of oral nicotine pouches, and NJOY, LLC (“NJOY”), a manufacturer of tobacco and menthol e-vapor products covered by marketing granted orders (“MGO”) from the U.S. Food and Drug Administration (“FDA”). In January 2025, the U.S. International Trade Commission (“ITC”) issued an exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE (NJOY’s pod-based e-vapor product) in the United States, which became effective on March 31, 2025. For further discussion, see Note 14. Contingencies to our condensed consolidated financial statements in Item 1 (“Note 14”). Additionally, we have a majority-owned joint venture, Horizon Innovations LLC (“Horizon”), for the U.S. marketing and commercialization of heated tobacco stick products. As of this Form 10-Q, Horizon had no products in the U.S. marketplace.
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
Trends and Developments
In this section of MD&A, we discuss certain factors that have impacted our businesses as of the date of this Form 10-Q. In addition, we are aware of and address certain trends and developments that could, individually or in the aggregate, have a material impact on our businesses, including the value of our investments in equity securities, in the future. In this section, we focus on the discretionary income pressures on adult tobacco consumers, illicit flavored disposable e-vapor products, the ITC orders on NJOY ACE, recent regulatory actions and tariffs and their effects or potential effects on our businesses. Other trends and developments are discussed elsewhere in MD&A.
U.S. adult tobacco consumers remained under pressure throughout the first quarter of 2025 largely due to the compounding effects of high prices exceeding overall wage growth and historically high levels of consumer credit and delinquency rates, which are beginning to moderate. Although inflation rates moderated in the first quarter of 2025, increased prices and anticipation of higher prices from increased tariffs may further pressure adult tobacco consumers. We have not yet seen a material impact on adult tobacco consumer purchasing behavior from the impact of tariffs and tariff speculation. We will continue to monitor these and other conditions that impact adult tobacco consumer discretionary income and purchasing behaviors, including overall tobacco product expenditures, mix between premium and discount brand purchases, and adoption of smoke-free products; however, we expect discretionary income pressures will continue to influence adult tobacco consumers’ purchase behaviors through 2025. In addition, we are monitoring the effects of tariffs on our businesses, including prices and the availability and quality of raw materials and ingredient and component parts for production. While we expect higher tariffs to impact our costs in 2025, we do not expect the impact to be material based on presently available information on tariffs.
Product assortment, regulation and enforcement continue to evolve in the e-vapor category. For the 12 months ended March 31, 2025, we estimate the e-vapor category grew by approximately 30% versus the prior 12-month period, driven by the growth of illicit flavored disposable e-vapor products. We estimate that illicit products now represent more than 60% of the e-vapor category. In response to the proliferation of illicit disposable e-vapor products, states and the federal government took various regulatory and enforcement actions throughout the year in 2024, but these actions have failed to slow this trend. Select states have established e-vapor product registries based on pre-market tobacco product application (“PMTA”) submissions or MGOs. Additionally, we continue to see increased illicit activity across multiple tobacco categories, including nicotine pouch products and cigarettes. Throughout 2024 and into the first quarter of 2025, various synthetic oral nicotine pouch products emerged in traditional tobacco retailers. We continue to track the overall dynamics across multiple tobacco categories as well as competitive threats to our brands.
As discussed above in Our Business, the ITC orders related to NJOY ACE became effective March 31, 2025. As a result, we performed an interim impairment assessment for the e-vapor reporting unit and recorded a non-cash impairment of our e-vapor reporting unit goodwill. For further discussion, see Note 4. Goodwill and Other Intangible Assets, net to our condensed consolidated financial statements in Item 1 (“Note 4”).
Tobacco companies are subject to broad and evolving regulatory and legislative frameworks that could have a material impact on our businesses. For example, the FDA proposed a tobacco product standard that would establish a maximum nicotine level in cigarettes and certain other combustible tobacco products significantly lower than the average concentration in these products on the market today with the aim of making such products minimally or non-addictive. The proposed rule, if not withdrawn, may proceed through the rulemaking process.
See Operating Results by Business Segment - Business Environment for additional information on the trends and developments discussed above.
ABI’s business is exposed to foreign exchange rate fluctuations, inflation, commodity price movements and other macroeconomic factors that could impact financial performance from time to time. We will continue to monitor these conditions and other factors as they could affect our equity earnings, our other comprehensive earnings/losses and the dividends that we receive from ABI, and the fair value of our investment in ABI. For additional information on our investment in ABI, see Note 6. Investments in Equity Securities to our condensed consolidated financial statements in Item 1 (“Note 6”).
With the exception of the impact of the ITC orders on NJOY, the trends and developments above have not had a material adverse impact on our businesses. We do not believe the trends and developments discussed above have materially impacted our ability to achieve our Vision. As the trends and developments evolve and new ones emerge, we will continue to evaluate the potential impacts on our businesses, investments and Vision.
Consolidated Results of Operations for the Three Months Ended March 31, 2025
The changes in net earnings and diluted EPS for the three months ended March 31, 2025, from the three months ended March 31, 2024, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the three months ended March 31, 2024	$2,129	$1.21
2024 NPM Adjustment Items	(5)	—
2024 Tobacco and health and certain other litigation items	19	0.01
2024 Amortization of intangibles	24	0.01
2024 ABI-related special items	(67)	(0.04)
2024 Cronos-related special items	17	0.01
2024 Income tax items	(71)	(0.04)
Subtotal 2024 special items (1)	(83)	(0.05)
2025 Acquisition-related items	(65)	(0.04)
2025 Asset impairment, exit and implementation costs	(884)	(0.52)
2025 Tobacco and health and certain other litigation items	(30)	(0.02)
2025 Amortization of intangibles	(31)	(0.02)
2025 ABI-related special items	(17)	(0.01)
2025 Cronos-related special items	18	0.01
2025 Income tax items	(3)	—
Subtotal 2025 special items	(1,012)	(0.60)
Fewer shares outstanding	—	0.05
Change in tax rate	32	0.02
Operations	11	—
For the three months ended March 31, 2025	$1,077	$0.63

2025 Reported Net Earnings and Reported Diluted EPS	$1,077	$0.63
2024 Reported Net Earnings and Reported Diluted EPS	$2,129	$1.21
% Change	(49.4)%	(47.9)%

2025 Adjusted Net Earnings and Adjusted Diluted EPS	$2,089	$1.23
2024 Adjusted Net Earnings and Adjusted Diluted EPS	$2,046	$1.16
% Change	2.1%	6.0%
(1) Prior period amounts have been recast to conform with current period presentation for amortization of intangibles, which we did not previously identify as a special item and we now exclude from our adjusted financial measures. See Non-GAAP Financial Measures below.

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
▪Operations: The increase of $11 million in operations (which excludes the impact of special items shown in the table above) was due primarily to higher OCI, partially offset by lower income from our equity investment in ABI and lower net periodic benefit income, excluding service cost.
For further details, see Consolidated Operating Results and Operating Results by Business Segment below.
Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. However, our management also reviews certain financial results, including OCI, OCI margins, net earnings and diluted EPS, on an adjusted basis, which excludes certain income and expense items that our management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, asset impairment charges, acquisition, disposition and integration-related items, equity investment-related special items, certain income tax items, charges associated with tobacco and health and certain other litigation items, resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the Master Settlement Agreement (“NPM Adjustment Items”) and amortization expense associated with definite-lived intangible assets (“amortization of intangibles”). In addition, our management reviews the ratio of debt-to-Consolidated EBITDA, which we use as a factor to determine our ability to access the capital markets and make investments in pursuit of our Vision. Consolidated EBITDA is calculated in accordance with our Credit Agreement (defined below in Liquidity and Capital Resources) and includes certain adjustments. Our management does not view any of these special items to be part of our underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results. Our management also reviews income tax rates on an adjusted basis, which may exclude certain income tax items from our reported effective tax rate.
Beginning in the first quarter of 2025, we changed our treatment of our amortization of intangibles that we previously included in our adjusted results, including adjusted net earnings and adjusted diluted EPS, and now treat this expense as a special item and exclude it from our adjusted results. Amortization of definite-lived intangibles is significantly impacted by the timing, frequency and size of acquisitions, each with unique facts and circumstances, which could result in amortization charges that could be inconsistent in size and timing. Net revenues generated from these definite-lived intangible assets during the periods presented, if applicable, are included in our adjusted financial measures.
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
Discussion and Analysis
Our critical accounting policies and estimates are discussed in our 2024 Form 10-K; there have been no updates to these critical accounting estimates, except as noted below.
Critical Accounting Estimates
Goodwill and Other Intangible Assets Impairment Testing
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require an interim quantitative impairment assessment.
Except for the factors leading us to perform a quantitative assessment for the e-vapor reporting unit as discussed below, there have been no events or changes in circumstances that indicate an interim quantitative impairment assessment was required as of March 31, 2025. We will perform our annual impairment testing during the fourth quarter of 2025.

E-Vapor Reporting Unit Goodwill
At December 31, 2024, the estimated fair value of the e-vapor reporting unit exceeded its carrying value by approximately 28% ($0.3 billion). As further discussed in Note 4, we determined the estimated fair value of the e-vapor reporting unit as of March 31, 2025 was below its carrying value and recorded a non-cash goodwill impairment of $873 million for the three months ended March 31, 2025 in our condensed consolidated statements of earnings. As of March 31, 2025, after recording the goodwill impairment, the carrying value of goodwill within the e-vapor reporting unit was $895 million. In addition, the carrying value of the e-vapor reporting unit’s net assets (including the effect of intercompany debt), which was negative, approximated its estimated fair value.
We used an income approach to estimate the fair value of the e-vapor reporting unit. Due to the uncertainties discussed below, our discounted cash flows are based on a range of scenarios that consider certain potential regulatory and market outcomes. In performing the discounted cash flow analysis, we made various judgments, estimates and assumptions, the most significant of which were volume, revenue, income, operating margins, perpetual growth rate and discount rates. The discount rates used in performing the valuation ranged from 12.0% to 15.0%.
Additionally, in determining these significant assumptions, we made judgments regarding our expectations for the future state of the e-vapor category and NJOY’s business, including the (i) timing and extent of effective enforcement against illicit flavored disposable e-vapor products; (ii) timing and likelihood of regulatory authorizations of e-vapor products, including of NJOY’s products; (iii) timing of the commercialization of NJOY e-vapor products in the United States; (iv) long-term growth of the e-vapor category; and (v) conversion rates of illicit flavored disposable e-vapor consumers to lawful e-vapor products and, specifically, NJOY’s e-vapor products. Fair value calculations are sensitive to changes in these estimates and assumptions, some of which relate to broader macroeconomic conditions and governmental actions outside of our control.
Although our discounted cash flow analyses are based on assumptions that we consider reasonable using the best available information as of March 31, 2025, we used significant judgment in determining future cash flows. In addition to the judgments discussed above, the following factors also have the potential to impact our assumptions and, therefore, our impairment conclusions: general macroeconomic conditions; governmental actions, including FDA regulatory actions and inaction; changes in the e-vapor category growth (decline) rates as a result of changing adult tobacco consumer preferences; success of planned new product extensions; competitive activity; unfavorable outcomes with respect to litigation proceedings, including actions brought against us alleging patent infringement; and income and excise taxes. For further discussion of these factors, see Operating Results by Business Segment - Business Environment below.
While our management believes that the estimated fair value of the e-vapor reporting unit at March 31, 2025 is reasonable, if the assumptions or judgments regarding the expectations for the future state of the e-vapor category and NJOY’s business discussed above fail to materialize as anticipated or if the discount rate used to estimate the fair value increases, we could have additional non-cash impairments of our e-vapor reporting unit goodwill in future periods, which could be material. A hypothetical 1% increase to the discount rate used to estimate the fair value of the e-vapor reporting unit would have resulted in an additional goodwill impairment charge of approximately $275 million in the first quarter of 2025.
Skoal Trademark Indefinite-Lived Intangible Asset
At December 31, 2024, the estimated fair value of the Skoal trademark exceeded its carrying value by approximately 7% ($0.3 billion). MST products, including Skoal, continued to be negatively impacted due in part to evolving adult tobacco consumer preferences, which have continued to contribute to reductions in sales volumes for MST products, including Skoal. For further discussion, see Operating Results by Business Segment - Business Environment below.
If the decline in sales volume for Skoal is higher than currently estimated and results in material revenue declines, we believe there may be a material adverse effect on the significant assumptions used in performing our valuation. We believe that the estimated fair value of the Skoal trademark at December 31, 2024 was reasonable and no events or circumstances existed indicating an impairment at March 31, 2025. If Skoal’s actual revenue and income or long-term outlook are significantly unfavorable compared to forecasted performance used to estimate the fair value or if the discount rate used to estimate the fair value increases, we could have material non-cash impairments of the Skoal trademark in future periods. Based on the 2024 annual impairment test, a hypothetical 1% increase to the discount rate used would have resulted in a pre-tax impairment charge to the Skoal intangible asset of approximately $85 million.
For further discussion of goodwill and other intangible assets, including the impairment of the e-vapor reporting unit goodwill in the first quarter of 2025, see Note 4.
Investment in Cronos
The fair value of our investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and is classified in Level 1 of the fair value hierarchy. At March 31, 2025, the fair value of our investment in Cronos was less than its carrying value by approximately $25 million, or approximately 8%. Based on our evaluation of the duration and magnitude of the fair value decline, our evaluation of Cronos’s financial condition (including its strong cash position) and near-

term prospects, and our intent and ability to hold our investment in Cronos until recovery, we concluded that the decline in fair value of our investment in Cronos below its carrying value is temporary and, therefore, no impairment was recorded. At April 24, 2025, the fair value of our investment in Cronos was less than its carrying value by approximately $18 million or approximately 6%.
We will continue to monitor our investment in Cronos. If we were to conclude that the decline in fair value is other than temporary, we would determine and recognize, in the period identified, the impairment of our investment.
Consolidated Operating Results

	For the Three Months Ended March 31,
(in millions)	2025	2024
Net Revenues:
Smokeable products	$4,622	$4,906
Oral tobacco products	654	651
All other	(17)	19
Net revenues	$5,259	$5,576
Excise Taxes on Products:
Smokeable products	$715	$834
Oral tobacco products	25	25
Excise taxes on products	$740	$859
Operating Income:
OCI:
Smokeable products	$2,469	$2,439
Oral tobacco products	433	435
All other	(1,014)	(61)
Amortization of intangibles	(37)	(27)
General corporate expenses	(63)	(112)
Operating income	$1,788	$2,674
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

The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the three months ended March 31:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2025 Reported	$1,683	$606	$1,077	$0.63
Acquisition-related items	79	14	65	0.04
Asset impairment, exit and implementation costs	888	4	884	0.52
Tobacco and health and certain other litigation items	40	10	30	0.02
Amortization of intangibles	37	6	31	0.02
ABI-related special items	21	4	17	0.01
Cronos-related special items	(18)	—	(18)	(0.01)
Income tax items	—	(3)	3	—
2025 Adjusted for Special Items	$2,730	$641	$2,089	$1.23

2024 Reported	$2,739	$610	$2,129	$1.21
NPM Adjustment Items	(6)	(1)	(5)	—
Tobacco and health and certain other litigation items	24	5	19	0.01
Amortization of intangibles	27	3	24	0.01
ABI-related special items	(86)	(19)	(67)	(0.04)
Cronos-related special items	17	—	17	0.01
Income tax items	—	71	(71)	(0.04)
2024 Adjusted for Special Items (1)	$2,715	$669	$2,046	$1.16
(1) Prior period amounts have been recast to conform with current period presentation for amortization of intangibles, which we did not previously identify as a special item and we now exclude from our adjusted financial measures. See Non-GAAP Financial Measures above.
The following special items affected the comparability of statements of earnings amounts for the three months ended March 31, 2025 and 2024:
▪Acquisition-related items: We recorded net pre-tax charges of $54 million for the three months ended March 31, 2025, primarily due to expenses related to the ITC exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States. These charges include insurance recoveries from insurance contracts associated with the acquisition of NJOY Holdings (“NJOY Transaction”). For further information on the ITC’s determination, see E-vapor Product Litigation in Note 14. We recorded these items for the three months ended March 31, 2025 as follows:

(in millions)
Net revenues (1)	$34
Cost of sales (1)	37
Marketing, administration and research costs (2)	(17)
Total	$54
(1) Included in our all other category.
(2) Recorded as general corporate expense, net of $22 million in insurance recoveries. Total costs incurred to date associated with the ITC determination and patent infringement lawsuits related to the NJOY Transaction were $137 million, which were offset by insurance recoveries of $47 million. These total amounts include $61 million of costs offset by $25 million of insurance recoveries recorded in 2024.
Additionally, we recorded a non-cash, pre-tax charge of $25 million for the three months ended March 31, 2025 for the increase in the fair value of the contingent payments associated with the NJOY Transaction. This charge was recorded as general corporate expense and included in marketing, administration and research costs in our condensed consolidated statements of earnings. For further information, see Contingent Payments in Note 7. Financial Instruments.
▪Amortization of Intangibles: We recorded pre-tax amortization expense of definite-lived intangible assets of $37 million and $27 million for the three months ended March 31, 2025 and 2024, respectively, in marketing, administration and research costs in our condensed consolidated statements of earnings.

▪Asset Impairment, Exit and Implementation Costs: We recorded a non-cash impairment charge of $873 million to reduce the carrying value of the e-vapor reporting unit goodwill to its estimated fair value for the three months ended March 31, 2025 in our all other category. There is no income tax benefit associated with the impairment of the e-vapor reporting unit goodwill as the impairment is non-deductible for tax purposes. For further discussion, see Note 4.
▪Tobacco and Health and Certain Other Litigation Items: For a discussion of tobacco and health and certain other litigation items and a breakdown of these costs by segment, see Note 14 and Tobacco and Health and Certain Other Litigation Items in Note 11, respectively.
▪ABI-Related Special Items: We recorded net pre-tax income of $86 million from our investment in ABI for the three months ended March 31, 2024, which consists primarily of a gain related to our sale of a portion of our investment in ABI (“ABI Transaction”), net of transaction costs. For further information on the gain related to the ABI Transaction, see Note 6.
The ABI-related special items include our respective share of the amounts recorded by ABI and additional adjustments related to (i) the conversion of ABI-related special items from international financial reporting standards to GAAP and (ii) adjustments to our investment required under the equity method of accounting.
▪Income Tax Items: We recorded income tax items of $71 million, for the three months ended March 31, 2024, due primarily to an income tax benefit from the partial release of a valuation allowance on our losses related to our former investment in JUUL Labs, Inc. (“JUUL”). The valuation allowance release was due to our capital gain on the ABI Transaction.
Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Net revenues, which include excise taxes billed to customers, decreased $317 million (5.7%), due primarily to lower net revenues in our smokeable products segment.
Cost of sales decreased $167 million (11.6%), due primarily to lower shipment volume and lower per unit settlement charges in our smokeable products segment, partially offset by higher NJOY costs.
Excise taxes on products decreased $119 million (13.9%), due to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs decreased $18 million (3.0%), due primarily to lower general corporate expenses, partially offset by higher tobacco and health and certain other litigation items. The lower general corporate expenses were due primarily to transaction costs associated with the ABI Transaction in 2024, partially offset by acquisition-related items in 2025 discussed above.
Operating income decreased $886 million (33.1%), due primarily to lower OCI (which includes a non-cash impairment of the e-vapor reporting unit goodwill and acquisition-related items in 2025 in our all other category), partially offset by lower general corporate expenses.
(Income) losses from investments in equity securities were unfavorable $152 million (51.5%), due primarily to lower income from our equity investment in ABI (due primarily to our gain on the ABI Transaction in 2024 and lower ownership interest), partially offset by favorable Cronos-related special items.
Reported net earnings of $1,077 million decreased $1,052 million (49.4%), due primarily to lower operating income, unfavorable results from our investments in equity securities and unfavorable income tax items, partially offset by lower state income tax expense. Reported basic and diluted EPS of $0.63, each decreased by 47.9% due to lower reported net earnings, partially offset by fewer shares outstanding.
Adjusted net earnings of $2,089 million increased $43 million (2.1%), due primarily to higher OCI and a lower adjusted tax rate, partially offset by lower income from our equity investment in ABI and lower net periodic benefit income, excluding service cost. Adjusted diluted EPS of $1.23 increased by 6.0%, due to fewer shares outstanding and higher adjusted net earnings.

Operating Results by Business Segment
Business Environment
Summary
The U.S. tobacco industry faces a number of business and legal challenges that have materially adversely affected and may continue to materially adversely affect our business, results of operations, cash flows or financial position or our ability to achieve our Vision. These challenges, some of which are discussed in more detail in Note 14, and in Part I, Item 1A. Risk Factors in our 2024 Form 10-K, include:
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
▪changes in adult tobacco consumer purchase behavior, which is influenced by various factors such as macroeconomic conditions (including inflation and tariffs), the proliferation of illicit disposable e-vapor products, excise taxes and product price gap relationships, each of which has resulted and may in the future result in adult tobacco consumers switching to lower-priced tobacco products and lower shipment volumes;
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
We estimate that, when adjusted for calendar differences and trade inventory movements, total estimated domestic cigarette industry volume declined by 9% in the first quarter of 2025. PM USA reported domestic cigarette volumes declined by 13.7% in the first quarter of 2025 versus the first quarter of 2024. When adjusted for calendar differences and trade inventory movements, PM USA volumes for the first quarter of 2025 declined by an estimated 12% versus the first quarter of 2024. In the first quarter, Marlboro share of the total cigarette category was 41.0%, a decrease of 1.0 share point versus the first quarter of 2024 and 0.3 share points sequentially. Marlboro share performance is discussed further in the Operating Results - Smokeable Products Segment below.
For the 12 months ended March 31, 2025, we estimate the e-vapor category grew approximately 30% versus the prior 12-month period, driven by the growth of illicit flavored disposable e-vapor products. We estimate that illicit products now represent more than 60% of the e-vapor category. These illicit disposable e-vapor products are largely distributed through non-traditional retail channels (including e-commerce and vape retail channels), making them more difficult to track. We believe the FDA’s inadequate enforcement and slow pace of smoke-free product authorizations enables bad actors to disregard regulation and illicit products to proliferate. Through our competitive intelligence tracking, we continue to monitor these growing trends and evaluate the impacts on the overall nicotine and tobacco categories.
The U.S. nicotine pouch category continued to grow significantly throughout the first quarter of 2025 to 49.1% of the U.S. oral tobacco category, an increase of 8.7 share points versus the first quarter of 2024. on! maintained year-over-year share momentum through the first quarter of 2025 to achieve 8.8% of the total oral tobacco category, an increase of 1.8 share points versus the first quarter of 2024 and an increase of 0.1 share point sequentially.
For the first quarter 2025, the traditional smokeless category (including MST) share of the total oral tobacco category declined to 50.9%, down 8.7 share points versus the first quarter of 2024. Copenhagen had an oral tobacco category share of 16.9% for the first quarter of 2025, a decrease of 3.2 share points when compared to the first quarter of 2024. We continue to track the growth of nicotine pouch volumes and the related impact on the size of the MST category. Decreases in the size of the MST category could impact the carrying value of our assets, such as our smokeless tobacco product goodwill and trademarks. For example, in the second quarter of 2024, we recorded a non-cash, pre-tax impairment on the value of the Skoal trademark.
Throughout the first quarter of 2025, U.S. adult tobacco consumers remained under pressure largely due to the continued compounding effects of high prices exceeding overall wage growth, especially among low income consumers. Although the year-over-year increases in the rate of inflation moderated in the first quarter of 2025, high prices on every day expenses, such as groceries and housing, continued to constrain consumers’ disposable income. While gas prices in the first quarter of 2025 were lower than in the prior year, the average price remained above $3.00 per gallon. In addition, consumer credit and delinquency rates remain at historically high levels, and potential tariff activity induced consumer fear of price hikes and rising inflation. Throughout the first quarter of 2025, this speculation drove a decline of nearly 13% in consumer sentiment versus the fourth quarter of 2024 to the lowest levels since 2022. We will continue to monitor the additional pressure that tariff-related price increases may have on adult tobacco consumer purchase behavior.
Overall discretionary income pressures on adult tobacco consumers have increased discount brand share performance and negatively impacted the sales volumes of our companies’ premium brands. For the first quarter of 2025, the discount share of the cigarette category reached 30.9%, an increase of 0.6 share points sequentially and an increase of 1.8 share points versus the first quarter of 2024.
We continue to monitor the evolving regulatory, macroeconomic (including inflation and tariffs) and consumer dynamics within our business environment to assess potential impacts on our businesses. Changes in these and other conditions could have a material adverse effect on our business, results of operations, cash flows or financial position.
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
▪Final Tobacco Marketing Rule: As required by the FSPTCA, the FDA has promulgated a wide range of advertising and promotion restrictions for cigarettes and smokeless tobacco(1) products (the “Final Tobacco Marketing Rule”), which the FDA has subsequently amended to expand specific provisions to all tobacco products, including cigars, pipe tobacco and e-vapor and oral nicotine products containing tobacco-derived nicotine or other tobacco derivatives such as synthetic nicotine. The Final Tobacco Marketing Rule currently does not apply to products containing nicotine analogues.
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
Cigarette and smokeless tobacco products introduced into the market or modified after March 22, 2011 are “Non-Provisional Products” and must receive an MGO from the FDA prior to being offered for sale. MGOs for Non-Provisional Products may be obtained by filing an SE report, a PMTA or using another pre-market pathway established by the FDA. PM USA and USSTC may not be able to obtain an MGO for non-provisional products because the FDA may determine that any such product does not meet the statutory requirements for approval.
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
Helix submitted PMTAs for on! oral nicotine pouches in May 2020 and PMTAs for on! PLUS oral nicotine pouches in tobacco, mint and wintergreen flavors in June 2024. As of April 24, 2025, the FDA has not issued marketing order decisions for any on! or on! PLUS products.
As of April 24, 2025, Middleton has received MGOs or exemptions that cover over 99% of its cigar product volume.
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
▪FDA Regulatory Actions
▪Graphic Warnings: In March 2020, the FDA issued a final rule requiring 11 textual warnings accompanied by color graphics depicting certain negative health consequences of smoking on cigarette packaging and advertising. PM USA and other cigarette manufacturers filed lawsuits challenging the final rule on substantive and procedural grounds. In December 2022, the U.S. District Court for the Eastern District of Texas found in favor of cigarette manufacturers in one such suit and blocked the rule, finding it unconstitutional on the basis that it compelled speech in violation of the First Amendment. The FDA appealed the decision, and, in March 2024, the U.S. Court of Appeals for the Fifth Circuit reversed the trial court and remanded the case for further proceedings. In August 2024, the cigarette manufacturers in the suit petitioned the U.S. Supreme Court to review the case, which the U.S. Supreme Court declined to do.
In January 2025, the U.S. District Court for the Eastern District of Texas found in favor of cigarette manufacturers that had challenged the final rule on the basis that the FDA exceeded its statutory authority by requiring cigarette packaging and advertising to contain 11 specific warnings when it only had the authority to require nine. In its ruling, the court granted a preliminary injunction staying the FDA’s enforcement of the rule against all cigarette manufacturers pending further litigation. In March 2025, the FDA appealed that decision to the U.S. Court of Appeals for the Fifth Circuit.

In December 2024, PM USA and several Georgia co-plaintiffs filed suit against the FDA in the U.S. District Court for the Southern District of Georgia, challenging the final rule on substantive and procedural grounds. Briefing is ongoing, and a hearing on PM USA’s request to enjoin the rule was held in April 2025.
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
▪E-Vapor Products: As of April 24, 2025, many manufacturers of menthol and other flavored e-vapor products have received MDOs for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefit of their products to adult smokers overcomes the risk that their products pose to youth. The FDA has communicated in these MDOs that vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of Public Health” standard and that successful applications require strong, product-specific evidence. A number of these manufacturers are challenging the MDOs for their products. In January 2024, the U.S. Court of Appeals for the Fifth Circuit ruled that the FDA had unlawfully changed its position with respect to the information required to obtain a PMTA. The court decided the case en banc, with all judges on the court hearing the case. In July 2024, the U.S. Supreme Court agreed to review the U.S. Court of Appeals for the Fifth Circuit’s decision. In April 2025, the U.S. Supreme Court vacated the U.S. Court of Appeals for the Fifth Circuit’s determination, concluding that manufacturers had been given fair notice of the PMTA requirements, and remanded the case for further review. Other U.S. Courts of Appeals have upheld adverse FDA determinations, and there are pending requests that the U.S. Supreme Court review these decisions.
▪Potential Product Standards
▪Nicotine in Cigarettes and Other Combustible Tobacco Products: In March 2018, the FDA issued an ANPRM seeking comments on the potential public health benefits and any possible adverse effects of lowering nicotine in combustible cigarettes to non-addictive or minimally addictive levels. In January 2025, the FDA proposed a tobacco product standard that would establish a maximum nicotine level in cigarettes and certain other combustible tobacco products (including little cigars, cigarillos and most large cigars) significantly lower than the average concentration in these products currently on the market with the aim of making such products minimally or non-addictive. If not withdrawn, the proposed product standard may proceed through the rulemaking process, including the solicitation of public comment, which we believe would take multiple years to complete.
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
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and April 24, 2025, the weighted-average state cigarette excise tax increased from $0.36 to $1.93 per pack. Three states (Maryland, Colorado and Rhode Island) increased excise taxes in 2024. As of April 24, 2025, no states have increased excise taxes in 2025. However, various increases are under consideration or have been proposed.

A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. We support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of April 24, 2025, the federal government, 24 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST. North Carolina has passed legislation that will cause the state to adopt a weight-based tax methodology for MST in July 2025.
An increasing number of states and localities are proposing excise taxes on e-vapor products and oral nicotine pouches. As of April 24, 2025, 32 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 13 states and the District of Columbia have enacted legislation to tax oral nicotine pouches.
Various excise tax increases are under consideration or have been proposed. For example, in April 2025, the Indiana state legislature passed a budget proposal that, if signed by the governor of Indiana, would increase the state’s cigarette excise tax to $2 per pack and increase the state’s excise taxes on both e-vapor and oral nicotine products, in each case effective July 1, 2025. Additionally, in April 2025, the Washington state legislature passed a bill that, if signed by the governor of Washington, would subject oral nicotine pouches to the same state taxes currently applicable to other tobacco products, effective January 1, 2026.
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
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of April 24, 2025, 182 countries, as well as the European Union, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
State Settlement Agreements
As discussed in Note 14, during 1997 and 1998, PM USA and other major domestic cigarette manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. Higher rates of inflation can increase our financial liability under the State Settlement Agreements as the State Settlement Agreements’ inflation calculations require us to apply the higher of 3% or the U.S. Bureau of Labor Statistics’ Consumer Price Index for All Urban Consumers (“CPI-U”) percentage rate as published in January of each year. As of December 2024, the applicable percentage rate was approximately 2.9% based on the latest CPI-U data. We will continue to monitor the impact of increased inflation on the macroeconomic environment and our businesses.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings, (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products and (v) requires manufacturers of e-vapor products to certify that they are in compliance with FDA requirements to be allowed to sell in the state. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of April 24, 2025, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, New York, Rhode Island and Utah) and the District of Columbia have passed such legislation. Some states, such as New York and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway. The legislation in California, which became effective in December 2022, bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen. Maryland banned e-vapor product flavors other than tobacco and menthol through Department of Taxation rulemaking.
Indiana, Massachusetts and Utah passed legislation capping the amount of nicotine in e-vapor products. As of April 24, 2025, legislation relating to this issue is pending in three other states.
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
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: In December 2019, after a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of April 24, 2025, 43 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on our operating companies’ sales volumes, we support raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, as discussed above under Underage Access and Use of Certain Tobacco Products, reflecting our longstanding commitment to combat underage tobacco use.
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

Prohibitory policies, such as California’s ban on the sale of flavored tobacco products, which went into effect in 2022, can have unintended negative consequences, including the proliferation of counterfeit and unregulated products. We actively engage with regulators, state and federal lawmakers, our trade partners and other stakeholders to bring awareness to these issues. When appropriate, we also take legal action to protect our lawful e-vapor product business, such as the lawsuit we filed in federal court in California against manufacturers of illicit e-vapor products.
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
We have implemented and continue to implement various strategies to help secure sufficient supplies of raw materials, ingredients and component parts for production, including maintaining inventory levels of certain tobacco varieties that cover several years, purchasing raw materials, ingredients and component parts from disperse geographic regions throughout the world and entering into long-term contracts with some of our tobacco growers and direct material suppliers. To date, the impact on us of changes in the price, availability and quality of tobacco, other raw materials, ingredients and component parts has not been material. However, the effects of current macroeconomic and geopolitical conditions, including tariffs, on prices, availability and quality of such items may continue, which could have a material adverse effect on our business, results of operations, cash flows or financial position.

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
Operating Results
Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our smokeable products segment:

	Operating Results
	For the Three Months Ended March 31,
(in millions)	2025	2024	Change
Net revenues	$4,622	$4,906	(5.8)%
Excise taxes	(715)	(834)
Revenues net of excise taxes	$3,907	$4,072

Reported OCI	$2,469	$2,439	1.2%
NPM Adjustment Items	—	(6)
Asset impairment, exit and implementation costs	13	—
Tobacco and health and certain other litigation items	36	18
Adjusted OCI	$2,518	$2,451	2.7%

Reported OCI margins (1)	63.2%	59.9%	3.3 pp
Adjusted OCI margins (1)	64.4%	60.2%	4.2 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Net revenues, which include excise taxes billed to customers, decreased $284 million (5.8%), due primarily to lower shipment volume ($775 million), partially offset by higher pricing ($491 million), which includes lower promotional investments.
Reported OCI increased $30 million (1.2%), due primarily to higher pricing, which includes lower promotional investments, lower per unit settlement charges and manufacturing costs ($73 million), partially offset by lower shipment volume ($510 million) and higher marketing, administration and research costs ($13 million), which include higher tobacco and health and certain other litigation items and costs associated with our Optimize & Accelerate initiative in 2025.
Adjusted OCI increased $67 million (2.7%), due primarily to higher pricing, which includes lower promotional investments, lower per unit settlement charges and manufacturing costs ($73 million) and lower marketing, administration and research costs ($18 million), partially offset by lower shipment volume.

Shipment Volume and Retail Share Results
The following table summarizes our smokeable products segment’s shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
(sticks in millions)	2025	2024	Change
Cigarettes:
Marlboro	12,978	14,973	(13.3)%
Other premium	678	747	(9.2)%
Discount	548	730	(24.9)%
Total cigarettes	14,204	16,450	(13.7)%
Cigars:
Black & Mild	405	417	(2.9)%
Other	—	—	—%
Total cigars	405	417	(2.9)%
Total smokeable products	14,609	16,867	(13.4)%
Note: Cigarettes shipment volume includes Marlboro; Other premium brands, such as Virginia Slims and Parliament; and Discount brands, which include L&M and Basic. Cigarettes volume includes units sold as well as promotional units but excludes units not considered domestic, which are not material to our smokeable products segment.
The following table summarizes our cigarettes retail share performance:

	Retail Share
	For the Three Months Ended March 31,
	2025	2024	Percentage Point Change
Cigarettes:
Marlboro	41.0%	42.0%	(1.0)
Other premium	2.2	2.3	(0.1)
Discount	1.8	2.1	(0.3)
Total cigarettes	45.0%	46.4%	(1.4)
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
Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 13.7%, driven primarily by the industry’s decline rate (impacted by the growth of illicit e-vapor products and continued discretionary income pressures on adult tobacco consumers), retail share losses and calendar differences. When adjusted for calendar differences and trade inventory movements, our smokeable products segment domestic cigarette shipment volume decreased by an estimated 12%. When adjusted for trade inventory movements, calendar differences and other factors, total estimated domestic cigarette industry volume decreased by an estimated 9%.
Shipments of premium cigarettes accounted for 96.1% and 95.6% of our smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended March 31, 2025 and 2024, respectively.
Marlboro share of the premium segment was 59.3%, an increase of 0.1 share point.

Total cigarettes industry discount category retail share was 30.9%, an increase of 1.8 share points, primarily due to continued discretionary income pressures on adult tobacco consumers.
For a discussion regarding discount category dynamics in 2025, the growth of illicit e-vapor products and the economic conditions that impact adult tobacco consumer purchasing behavior, see Operating Results by Business Segment - Business Environment - Summary above.
Pricing Actions
PM USA and Middleton executed the following pricing actions during 2025 and 2024:
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
In addition:
▪Effective April 13, 2025, PM USA increased the list price of Marlboro (excluding Mainline Menthol and 72s Menthol) and L&M by $0.20 per pack. PM USA also increased the list price of all its other premium cigarette brands by $0.25 per pack.
▪Effective April 20, 2025, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.14 per five-pack.
Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our oral tobacco products segment:

	Operating Results
	For the Three Months Ended March 31,
(in millions)	2025	2024	Change
Net revenues	$654	$651	0.5%
Excise taxes	(25)	(25)
Revenues net of excise taxes	$629	$626

Reported OCI	$433	$435	(0.5)%
Asset impairment, exit and implementation costs	2	—
Adjusted OCI	$435	$435	—%

Reported OCI margins (1)	68.8%	69.5%	(0.7) pp
Adjusted OCI margins (1)	69.2%	69.5%	(0.3) pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Net revenues, which include excise taxes billed to customers, was essentially unchanged, as higher pricing ($58 million), which includes higher promotional investments, was mostly offset by lower shipment volume and a higher percentage of on! shipment volume relative to MST (“volume/mix”) ($55 million).
Reported OCI was essentially unchanged, as lower volume/mix ($57 million), was mostly offset by higher pricing, which includes higher promotional investments.
Adjusted OCI was unchanged, as higher pricing, which includes higher promotional investments, was mostly offset by lower volume/mix.
Shipment Volume and Retail Share Results
The following table summarizes our oral tobacco products segment’s shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
(cans in millions)	2025	2024	Change
Copenhagen	89.7	99.1	(9.5)%
Skoal	31.4	36.7	(14.4)%
on!	39.3	33.3	18.0%
Other	15.0	15.5	(3.2)%
Total oral tobacco products	175.4	184.6	(5.0)%
Note: Other primarily includes Red Seal and Husky. Oral tobacco products shipment volume includes cans sold, as well as promotional units, but excludes non-domestic volume, which is currently not material to our oral tobacco products segment. New types of oral tobacco products, as well as new packaging configurations of existing oral tobacco products, may or may not be equivalent to existing MST products on a can-for-can basis. To calculate volumes of cans shipped, one can of oral nicotine pouches, irrespective of the number of pouches in the can, is assumed to be equivalent to one can of MST.
We have restated prior period retail share performance data and estimated industry volume to reflect the inclusion of synthetic oral nicotine pouch products. Prior to 2025, our reported oral tobacco segment retail share performance data excluded synthetic oral nicotine pouch products. Throughout 2024 and into the first quarter of 2025, we have been tracking the quarterly sequential growth of synthetic oral nicotine pouch products in various traditional tobacco retailers. Based on the consistency of this trend, beginning in the first quarter of 2025 our reported oral tobacco products segment retail share performance data and category industry volume estimates have been updated to include synthetic oral nicotine pouch products.
The following table summarizes our oral tobacco products segment’s retail restated share performance:

	Retail Share
	For the Three Months Ended March 31,
	2025	2024	Percentage Point Change
Copenhagen	16.9%	20.1%	(3.2)
Skoal	6.6	8.0	(1.4)
on!	8.8	7.0	1.8
Other	2.4	2.7	(0.3)
Total oral tobacco products	34.7%	37.8%	(3.1)
Note: Our oral tobacco products segment’s retail share results exclude non-domestic volume, which is currently not material to our oral tobacco products segment. Retail share results for oral tobacco products are based on data from Circana, a tracking service that uses a sample of stores to project market share and depict share trends. This service tracks sales in the food, drug, mass merchandisers, convenience, military, dollar store and club trade classes on the number of cans sold. Oral tobacco products are defined by Circana as domestic oral products, in the form of MST and all oral nicotine pouch products (inclusive of tobacco-derived and synthetic oral nicotine products). New types of oral tobacco products, as well as new packaging configurations of existing oral tobacco products, may or may not be equivalent to existing MST products on a can-for-can basis. For example, one can of oral nicotine pouches, irrespective of the number of pouches in the can, is assumed to be equivalent to one can of MST. Because this service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share. It is the standard practice of retail services to periodically refresh their retail scan services, which could restate retail share results that were previously released in these services.
For a discussion of volume trends and factors that impact volume and retail share performance, see Operating Results by Business Segment - Business Environment - Summary above.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Our oral tobacco products segment’s reported domestic shipment volume decreased 5.0%, primarily driven by retail share losses, calendar differences, trade inventory movements and other factors, partially offset by the industry’s growth rate. When adjusted for calendar differences and trade inventory movements, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 1%.
Total oral tobacco products category industry volume increased by an estimated 10% over the six months ended March 31, 2025, primarily driven by growth in oral nicotine pouches, partially offset by declines in MST volumes.
Our oral tobacco products segment’s retail share was 34.7%, as share declines for MST products were partially offset by oral nicotine pouch segment share growth.
The U.S. nicotine pouch category grew to 49.1% of the U.S. oral tobacco category, an increase of 8.7 share points versus the prior year. In addition, on!’s share of the nicotine pouch category was 17.9%, an increase of 0.5 share points versus the prior year.
For a discussion regarding the growth of oral nicotine pouch products and the related impact on the MST category and economic conditions that impact adult tobacco consumer purchasing behavior, see Operating Results by Business Segment - Business Environment - Summary above.
Pricing Actions
USSTC and Helix executed the following pricing actions during 2025 and 2024:
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
In addition:
▪Effective April 22, 2025, USSTC increased the list price on its Copenhagen and Red Seal brands by $0.12 per can. USSTC also increased the list price on its Skoal brands by $0.17 per can.
E-Vapor
Our NJOY e-vapor business is reported in our all other category.
Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Reported domestic shipment volumes for NJOY consumables(1) increased 23.9% to 13.5 million units. Reported domestic shipment volume for NJOY devices decreased 70% to 0.3 million units.
NJOY retail share of consumables in the U.S. multi-outlet and convenience channel increased 2.4 share points to 6.6%.
(1) E-vapor shipment volume includes NJOY ACE pods and NJOY DAILY disposables.
For a discussion regarding the growth of illicit e-vapor products and the ITC’s exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States, see Note 14. For more information on the impairment of the e-vapor reporting unit goodwill, see Note 4.
Liquidity and Capital Resources
We are a holding company that is primarily dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions and the payment of interest on intercompany loans. At March 31, 2025, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, we receive cash dividends on our interest in ABI and will continue to do so as long as we hold shares in ABI and ABI pays dividends.

At March 31, 2025, we had $4.7 billion of cash and cash equivalents. In addition to having access to the operating cash flows of our subsidiaries, our capital resources include access to credit markets in the form of commercial paper, availability under our $3.0 billion senior unsecured 5-year revolving credit agreement (“Credit Agreement”), which we use for general corporate purposes, and access to credit markets through the issuance of long-term senior unsecured notes. For additional information, see Capital Markets and Other Matters below.
In addition to funding current operations, we primarily use our net cash from operating activities for payment of dividends, share repurchases under our share repurchase programs, repayment of debt, acquisitions of or investments in businesses and assets and capital expenditures.
We believe our cash and cash equivalents balance, along with our future cash flows from operations, capacity for borrowings under our Credit Agreement and access to credit and capital markets, provide sufficient liquidity to meet the needs of our business operations and to satisfy our projected cash requirements for the foreseeable future, including the next 12 months.
Capital Markets and Other Matters
Credit Ratings - Our cost and terms of financing and our access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under our Credit Agreement is discussed in Note 12. Debt to our condensed consolidated financial statements in Item 1 (“Note 12”).
At March 31, 2025, the credit ratings and outlook for our indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Negative (1)
Standard & Poor’s Financial Services LLC (“S&P”)	A-2	BBB	Positive
Fitch Ratings Inc.	F2	BBB	Stable
(1) On April 28 2025, Moody’s changed its outlook to Stable from Negative.
Credit Lines - From time to time, we have short-term borrowing needs to meet our working capital requirements arising from the timing of payments under State Settlement Agreements, quarterly income tax payments and quarterly dividend payments, and generally use our commercial paper program to meet those needs.
At March 31, 2025, we had availability under our Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion, and we were in compliance with the covenants in our Credit Agreement. We monitor the credit quality of our bank group and do not know of any potential non-performing credit provider in that group. For further discussion on short-term borrowings, see Note 12.
Long-Term Debt - At March 31, 2025 and December 31, 2024, our total long-term debt was $26.1 billion and $24.9 billion, respectively. In February 2025, we issued U.S. dollar denominated senior unsecured notes in the aggregate principal amount of $1.0 billion. For further discussion of long-term debt, see Note 12.

At March 31, 2025, our debt-to-Consolidated net earnings and debt-to-Consolidated EBITDA ratios were calculated as follows:

For the Twelve Months Ended March 31, 2025 (1)
(in millions)
Consolidated net earnings	$10,212
Interest and other debt expense, net	1,045
Provision for income taxes	2,390
Depreciation and amortization	292
EBITDA	13,939
(Income) loss from investments in equity securities and noncontrolling interest, net	(500)
Dividends from less than 50% owned affiliates	139
Gain on the sale of IQOS System commercialization rights	(2,700)
Impairment of goodwill and other intangible assets	1,227
Exit costs	35
Fair value adjustment for NJOY Transaction contingent payments	165
Consolidated EBITDA	$12,305

Current portion of long-term debt (2)	$2,631
Long-term debt (2)	23,428
Total Debt	$26,059

Total Debt / Consolidated net earnings	2.6
Total Debt / Consolidated EBITDA	2.1
(1) Calculated for the four most recent fiscal quarters.
(2) Balance at March 31, 2025.
Guarantees and Other Similar Matters - As discussed in Note 14, we had unused letters of credit obtained in the ordinary course of business and guarantees (including third-party guarantees) outstanding at March 31, 2025. From time to time, we also issue lines of credit to affiliated entities. As part of the supplier financing program, Altria guarantees the financial obligations of ALCS under the financing program agreement. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 12, PM USA guarantees our obligations under our outstanding debt securities, any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program. These items have not had, and are not expected to have, a significant impact on our liquidity.
Payments Under State Settlement Agreements and FDA Regulation - PM USA has entered into State Settlement Agreements with the states, the District of Columbia and certain U.S. territories that call for certain payments. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. For further discussion of the State Settlement Agreements, see Health Care Cost Recovery Litigation in Note 14.
Based on current agreements, estimated annual industry volume decline rates, estimated operating income, estimated market share and inflation, the estimated amounts that we may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees are $3.0 billion on average for the next three years. The estimated amount excludes the potential impact of any NPM Adjustment Items.
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year are generally paid in April of the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. We paid approximately $2.7 billion in April 2025 for amounts accrued in 2024 under the State Settlement Agreements. We recorded $0.7 billion and $0.9 billion of charges to cost of sales for the three months ended March 31, 2025 and 2024, respectively, in connection with the State Settlement Agreements and FDA user fees. The payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including volume, operating income, market share and inflation. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results. For further discussion on the potential impact of inflation on future payments, see Operating Results by Business Segment - Business Environment - State Settlement Agreements above.

Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of March 31, 2025, PM USA had posted appeal bonds totaling $24 million, which have been collateralized with restricted cash that is included in assets on our condensed consolidated balance sheet.
Litigation is subject to uncertainty, and an adverse outcome or settlement of litigation could have a material adverse effect on our results of operations, cash flows or financial position in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 14.
Equity and Dividends
During the first three months of 2025, we paid dividends of $1,730 million, essentially unchanged from the first three months of 2024, reflecting fewer shares outstanding as a result of shares we repurchased under our share repurchase programs, mostly offset by a higher dividend rate. Our current annualized dividend rate is $4.08 per share. We have a progressive dividend goal targeting mid-single digits dividend growth annually through 2028. Future dividend payments remain subject to the discretion of our Board of Directors (“Board of Directors” or “Board”).
For further discussion of our share repurchase programs, see Note 1. Background and Basis of Presentation to our condensed consolidated financial statements in Item 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.
Financial Review
Cash Provided by/Used in Operating Activities
During the first three months of 2025, net cash provided by operating activities was $2,720 million compared with $2,877 million during the first three months of 2024. This decrease was due primarily to lower net revenues, partially offset by lower excise tax payments.
We had a working capital deficit at March 31, 2025 and December 31, 2024, and believe we have the ability to fund working capital deficits with cash provided by operating activities, borrowings under our Credit Agreement and access to the credit and capital markets.
Cash Provided by/Used in Investing Activities
During the first three months of 2025, net cash used in investing activities was $43 million compared with net cash provided by investing activities of $2,316 million during the first three months of 2024. This change was due primarily to proceeds from the ABI Transaction in 2024.
Cash Provided by/Used in Financing Activities
During the first three months of 2025, net cash used in financing activities was $1,085 million compared with $5,268 million during the first three months of 2024. This decrease was due to higher share repurchases in 2024, repayments of long-term debt in 2024 and issuances of long-term debt in 2025.
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

Summarized Balance Sheets
(in millions of dollars)

	Parent		Guarantor
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Assets
Due from Non-Guarantor Subsidiaries	$—	$—	$334	$334
Other current assets	4,901	3,215	713	658
Total current assets	$4,901	$3,215	$1,047	$992

Due from Non-Guarantor Subsidiaries	$6,561	$6,561	$—	$—
Other assets	7,924	8,005	1,241	1,246
Total non-current assets	$14,485	$14,566	$1,241	$1,246

Liabilities
Due to Non-Guarantor Subsidiaries	$3,673	$3,549	$1,195	$1,157
Other current liabilities	5,181	4,216	4,648	3,510
Total current liabilities	$8,854	$7,765	$5,843	$4,667

Total non-current liabilities	$25,012	$25,039	$514	$522

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Three Months Ended March 31, 2025
	Parent (1)	Guarantor (2)
Net revenues	$—	$4,334
Gross profit	—	2,612
Net earnings (losses)	(149)	1,758
(1) For the three months ended March 31, 2025, net earnings (losses) include $92 million of intercompany interest income from non-guarantor subsidiaries and $113 million of interest expense from non-guarantor subsidiaries.
(2) For the three months ended March 31, 2025, net earnings (losses) include $72 million of intercompany interest income from non-guarantor subsidiaries.
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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could differ materially from those anticipated, estimated or projected. You should bear this in mind as you consider our forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes, including with respect to our ability to achieve our Vision, to differ materially from those contained in, or implied by, any forward-looking statements we make. Any such statement is qualified by reference to the following cautionary statements. We elaborate on these important factors and the risks we face throughout this Form 10-Q, particularly in the “Executive Summary” and “Business Environment” sections preceding our discussion of the operating results of our segments above, and in our other publicly filed reports, including our 2024 Form 10-K. These factors and risks include the following:
▪our inability to anticipate and respond to changes in adult tobacco consumer preferences and purchase behavior;
▪our inability to compete effectively;
▪the growth of the e-vapor category, including illicit disposable e-vapor products, which contributes to reductions in domestic cigarette consumption levels and shipment volume;
▪the impact of illicit trade in tobacco products and the sale of products designed to avoid the regulatory framework for tobacco products, each of which contribute to reductions in the consumption levels and shipment volumes of our businesses’ products;
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
▪our failure to complete or manage successfully strategic transactions, including acquisitions, dispositions, joint ventures and investments in third parties, or realize the anticipated benefits of such transactions;
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
▪the risk that we may be required to write down goodwill and intangible assets, including trademarks and other intellectual property, due to impairment;
▪the risks associated with our Optimize & Accelerate initiative, including risks relating to business continuity, our internal control over financial reporting and audit procedures and our ability to recognize the expected savings;
▪the risk that we could decide, or be required, to recall products;
▪the various risks related to health epidemics and pandemics and the measures that international, federal, state and local governments, agencies, law enforcement and health authorities implement to address them;
▪our inability to attract and retain a highly skilled workforce due to the decreasing social acceptance of tobacco usage, tobacco control actions and other factors;
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
▪the impact of heightened focus by investors and other stakeholders on our performance relating to corporate responsibility matters;
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

▪the risk that the expected benefits of our investment in ABI may not materialize in the expected manner or timeframe or at all; and
▪the risks associated with our investment in Cronos, including legal, regulatory and reputational risks and the risk that the expected benefits of the transaction may not materialize in the expected manner or timeframe or at all.
You should understand that it is not possible to predict or identify all factors and risks. Consequently, you should not consider the foregoing list to be complete. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The fair value of our long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting primarily from changes in market interest rates. The fair value of our long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates were as follows:

(in billions)	March 31, 2025	December 31, 2024
Fair value	$24.1	$22.7
Decrease in fair value from a 1% increase in market interest rates	1.8	1.7
Increase in fair value from a 1% decrease in market interest rates	2.0	2.0
We expect interest rates on borrowings under our Credit Agreement to be based on the Term Secured Overnight Financing Rate, plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s and S&P. The applicable percentage for borrowings under our Credit Agreement at March 31, 2025 was 1.0% based on our long-term senior unsecured debt ratings on that date. At March 31, 2025 and December 31, 2024, we had no borrowings under our Credit Agreement.
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
Item 1A. Risk Factors
Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of our 2024 Form 10-K. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2024 Form 10-K. We elaborate on these and other risks we face throughout this Form 10-Q, particularly in the Business Environment section preceding our discussion of our operating results above in MD&A.
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
We may not be able to realize the expected benefits of the NJOY Transaction in the expected manner or timeframe, if at all, including due to the ITC exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States, which became effective on March 31, 2025. As a result of the ITC’s orders, we project that our e-vapor reporting unit will have lower volume and revenue due to NJOY ACE’s removal from the U.S. market and higher costs associated with the commercialization of NJOY’s future e-vapor product portfolio resulting in lower operating margins. Accordingly, in connection with the preparation of our financial statements for the first quarter of 2025, we recorded a non-cash impairment of the value of goodwill within our e-vapor reporting unit. If any of the judgments and assumptions we made in determining the fair value of the e-vapor reporting unit fail to materialize as anticipated, we could have one or more additional non-cash impairments of the value of goodwill in our e-vapor reporting unit in future periods. Other factors that could negatively impact our ability to realize the expected benefits of the NJOY Transaction in the expected manner or timeframe, if at all, include (i) our failure to receive or maintain regulatory authorizations; (ii) changes in adult tobacco consumer preferences; (iii) our failure to comply with regulatory requirements; (iv) prevailing economic, market, regulatory or business conditions, or changes in such conditions negatively affecting our business and our plans with respect to the e-vapor category and (v) the outcome of any current or future legal proceeding or investigation related to the NJOY Transaction or NJOY or its products.
If the NJOY Transaction or any other acquisition, disposition, joint venture, investment in a third party or other strategic relationship is not successful, there could be a material negative impact on our business, financial position and results of operations and our ability to achieve our Vision.
We may be required to write down goodwill and intangible assets, including trademarks and other intellectual property, due to impairment, which could have a material adverse effect on our results of operations or financial position.
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
In connection with the preparation of our financial statements for the first quarter of 2025, we recorded an impairment of the value of goodwill within our e-vapor reporting unit as a result of the ITC exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE into the United States, which became effective on March 31, 2025. As a result of the ITC’s orders, we project that our e-vapor reporting unit will have lower volume and revenue due to NJOY ACE’s removal from the U.S. market and higher costs associated with the commercialization of NJOY’s future e-vapor product portfolio resulting in lower operating margins. If any of the judgments and assumptions we made in determining the fair value of the e-vapor reporting unit fail to materialize as anticipated, we could have one or more additional non-cash impairments of the value of goodwill in our e-vapor reporting unit in future periods. In addition to the factors referenced above, these estimates and assumptions include the (i) timing and extent of effective enforcement against illicit flavored disposable e-vapor products; (ii) timing and likelihood of regulatory authorizations of e-vapor products, including of NJOY’s products; (iii) timing of the commercialization of NJOY e-vapor products in the United States; (iv) long-term growth of the e-vapor category; and (v) conversion rates of illicit flavored disposable e-vapor consumers to lawful e-vapor products and, specifically, NJOY’s e-vapor products. Fair value calculations are sensitive to changes in these estimates and assumptions, some of which relate to broader macroeconomic conditions and governmental actions outside of our control.
Additionally, in the second quarter of 2024, we recorded an impairment of the value of the Skoal trademark. This impairment was the result of the decrease in the fair value of the Skoal trademark caused by decreases in the size of the MST products category, which were due, in part, to the growth of nicotine pouch volumes. We continue to monitor several factors that impact the fair value of our goodwill and intangible assets. For example, if Skoal’s actual revenue and income or long-term outlook are significantly unfavorable compared to forecasted performance used to estimate the fair value or if the discount rate used to estimate the fair value increases, we could have an additional non-cash impairment of the carrying value of the Skoal trademark in future periods.
If any impairment is determined to exist, we will incur impairment charges, which could have a material adverse effect on our results of operations or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2025, our Board authorized a $1.0 billion share repurchase program (“January 2025 share repurchase program”), which we expect to complete by December 31, 2025. The timing of share repurchases depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our share repurchase activity for each of the three months in the period ended March 31, 2025, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1-31, 2025	4,262	$53.47	—	$1,000,000,000
February 1-28, 2025	1,760,203	$55.01	1,416,118	$922,050,785
March 1-31, 2025	4,311,842	$57.60	4,311,517	$673,718,831
	6,076,307	$56.84	5,727,635
(1) The total number of shares purchased includes (a) shares purchased under the January 2025 share repurchase program and (b) shares withheld by Altria in an amount equal to the statutory withholding taxes for vested stock-based awards previously granted to eligible employees (which totaled 4,262 in January, 344,085 in February and 325 in March).
Item 5. Other Information
During the quarter ended March 31, 2025, none of our directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1	Form of Restricted Stock Unit Agreement (2025).

10.2	Form of Performance Stock Unit Agreement (2025).

22	Guarantor Subsidiary of the Registrant. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-08940).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALTRIA GROUP, INC.

/s/ SALVATORE MANCUSO
Salvatore Mancuso
Executive Vice President and
Chief Financial Officer
April 29, 2025