Form 10-Q
period 2025-06-30
ALTRIA GROUP, INC.
filed 2025-07-30
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At July 23, 2025, there were 1,679,890,953 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)
______________________________

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,287	$3,127
Receivables	241	177
Inventories:
Leaf tobacco	475	591
Other raw materials	200	190
Work in process	21	21
Finished product	320	278
	1,016	1,080
Other current assets	88	129
Total current assets	2,632	4,513

Property, plant and equipment, at cost	4,530	4,537
Less accumulated depreciation	2,920	2,920
	1,610	1,617

Goodwill	6,072	6,945
Other intangible assets, net	12,900	12,973
Investments in equity securities	8,143	8,195
Other assets	975	934
Total Assets	$32,332	$35,177

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)
________________________________________________

	June 30, 2025	December 31, 2024
Liabilities
Current portion of long-term debt	$1,069	$1,527
Accounts payable	569	700
Accrued liabilities:
Marketing	894	688
Settlement charges	1,098	2,354
Other	1,435	1,780
Dividends payable	1,723	1,732
Total current liabilities	6,788	8,781

Long-term debt	23,651	23,399
Deferred income taxes	3,661	3,749
Accrued pension costs	133	136
Accrued postretirement health care costs	935	935
Other liabilities	370	365
Total liabilities	35,538	37,365
Contingencies (Note 14)
Stockholders’ Equity (Deficit)
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,895	5,905
Earnings reinvested in the business	35,525	35,516
Accumulated other comprehensive losses	(2,831)	(2,400)
Cost of repurchased stock (1,125,015,255 shares at June 30, 2025 and 1,115,309,450 shares at December 31, 2024)	(42,780)	(42,194)
Total stockholders’ equity (deficit) attributable to Altria	(3,256)	(2,238)
Noncontrolling interest	50	50
Total stockholders’ equity (deficit)	(3,206)	(2,188)
Total Liabilities and Stockholders’ Equity (Deficit)	$32,332	$35,177

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)
_____________________________________

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$11,361	$11,785	$6,102	$6,209
Cost of sales	2,710	3,039	1,440	1,602
Excise taxes on products	1,552	1,791	812	932
Gross profit	7,099	6,955	3,850	3,675
Marketing, administration and research costs	1,207	1,394	619	788
Asset impairment and exit costs	1	354	1	354
Impairment of goodwill	873	—	—	—
Operating income	5,018	5,207	3,230	2,533
Interest and other debt expense, net	537	515	275	261
Net periodic benefit income, excluding service cost	(29)	(49)	(15)	(25)
(Income) losses from investments in equity securities	(291)	(414)	(148)	(119)
Gain on the sale of IQOS System commercialization rights	—	(2,700)	—	(2,700)
Earnings before income taxes	4,801	7,855	3,118	5,116
Provision for income taxes	1,346	1,923	740	1,313
Net earnings	$3,455	$5,932	$2,378	$3,803
Per share data:
Basic and diluted earnings per share	$2.04	$3.41	$1.41	$2.21

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)
_____________________

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2025	2024	2025	2024
Net earnings	$3,455	$5,932	$2,378	$3,803
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	3	(2)	2	(1)
ABI	(414)	394	(145)	(8)
Currency translation adjustments	(20)	(2)	3	(8)
Other comprehensive earnings (losses), net of deferred income taxes	(431)	390	(140)	(17)
Comprehensive earnings	$3,024	$6,322	$2,238	$3,786

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Six Months Ended June 30, 2025 and 2024
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2024	$935	$5,905	$35,516	$(2,400)	$(42,194)	$50	$(2,188)
Net earnings	—	—	3,455	—	—	—	3,455
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(431)	—	—	(431)
Stock award activity	—	(10)	—	—	20	—	10
Cash dividends declared ($2.04 per share)	—	—	(3,446)	—	—	—	(3,446)
Repurchases of common stock	—	—	—	—	(600)	—	(600)
Other	—	—	—	—	(6)	—	(6)
Balances, June 30, 2025	$935	$5,895	$35,525	$(2,831)	$(42,780)	$50	$(3,206)

Balances, December 31, 2023	$935	$5,906	$31,094	$(2,673)	$(38,802)	$50	$(3,490)
Net earnings	—	—	5,932	—	—	—	5,932
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	390	—	—	390
Stock award activity	—	(12)	—	—	23	—	11
Cash dividends declared ($1.96 per share)	—	—	(3,375)	—	—	—	(3,375)
Repurchases of common stock	—	(18)	—	—	(2,392)	—	(2,410)
Other	—	—	—	—	(24)	—	(24)
Balances, June 30, 2024	$935	$5,876	$33,651	$(2,283)	$(41,195)	$50	$(2,966)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Three Months Ended June 30, 2025 and 2024
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
Balances, March 31, 2025	$935	$5,883	$34,868	$(2,691)	$(42,505)	$50	$(3,460)
Net earnings	—	—	2,378	—	—	—	2,378
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(140)	—	—	(140)
Stock award activity	—	12	—	—	2	—	14
Cash dividends declared ($1.02 per share)	—	—	(1,721)	—	—	—	(1,721)
Repurchases of common stock	—	—	—	—	(274)	—	(274)
Other	—	—	—	—	(3)	—	(3)
Balances, June 30, 2025	$935	$5,895	$35,525	$(2,831)	$(42,780)	$50	$(3,206)

Balances, March 31, 2024	$935	$5,521		$31,535	$(2,266)	$(40,839)	$50	$(5,064)
Net earnings	—	—		3,803	—	—	—	3,803
Other comprehensive earnings (losses), net of deferred income taxes	—	—		—	(17)	—	—	(17)
Stock award activity	—	13		—	—	—	—	13
Cash dividends declared ($0.98 per share)	—	—		(1,687)	—	—	—	(1,687)
Repurchases of common stock	—	342	(1)	—	—	(352)	—	(10)
Other	—	—		—	—	(4)	—	(4)
Balances, June 30, 2024	$935	$5,876		$33,651	$(2,283)	$(41,195)	$50	$(2,966)
(1) Represents the fair value of the shares received at final settlement of the ASR Agreements that were transferred to cost of repurchased stock. For further discussion, see Note 1. Background and Basis of Presentation.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)
_____________________

For the Six Months Ended June 30,	2025	2024
Cash Provided by (Used in) Operating Activities
Net earnings	$3,455	$5,932
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	142	139
Deferred income tax provision	33	444
Unrecognized tax benefit	—	88
Fair value adjustment for NJOY Transaction contingent payments	25	140
(Income) losses from investments in equity securities	(291)	(414)
Gain on the sale of IQOS System commercialization rights	—	(2,700)
Dividends from ABI	181	139
Asset impairment and exit costs, net of cash paid	(4)	354
Impairment of goodwill	873	—
Cash effects of changes:
Receivables	(62)	(1)
Inventories	27	41
Accounts payable	(123)	(16)
Income taxes	267	177
Accrued liabilities and other current assets	(489)	(351)
Accrued settlement charges	(1,256)	(1,243)
Pension plan contributions	(9)	(9)
Pension and postretirement, net	(37)	(50)
Other, net	193	132
Net cash provided by (used in) operating activities	2,925	2,802
Cash Provided by (Used in) Investing Activities
Capital expenditures	(70)	(64)
Proceeds from the ABI Transaction (1)	—	2,353
Other, net	(9)	(10)
Net cash provided by (used in) investing activities	$(79)	$2,279
(1) See Note 6. Investments in Equity Securities.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)
_____________________

For the Six Months Ended June 30,	2025	2024
Cash Provided by (Used in) Financing Activities
Long-term debt issued	$997	$—
Long-term debt repaid	(1,607)	(1,121)
Repurchases of common stock	(600)	(2,410)
Dividends paid on common stock	(3,454)	(3,420)
Other, net	(29)	(15)
Net cash provided by (used in) financing activities	(4,693)	(6,966)
Cash, cash equivalents and restricted cash:
Increase (decrease)	(1,847)	(1,885)
Balance at beginning of period	3,158	3,721
Balance at end of period	$1,311	$1,836

The following table provides a reconciliation of cash, cash equivalents and restricted cash (1) to the amounts reported on our condensed consolidated balance sheets:
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,287	$3,127
Restricted cash included in other current assets	9	8
Restricted cash included in other assets	15	23
Cash, cash equivalents and restricted cash	$1,311	$3,158
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
▪Background: At June 30, 2025, our wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which, through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco (“MST”) products; Helix Innovations LLC (“Helix”), which operates in the United States, and its foreign affiliates (“Helix International”), which operate in certain other countries, are engaged in the manufacture and sale of oral nicotine pouches; and NJOY, LLC (“NJOY”), which is engaged in the manufacture and sale of e-vapor products. Other wholly owned subsidiaries included Altria Group Distribution Company (“AGDC”), which provides sales and distribution services to our domestic operating companies, and Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, research and product development, consumer engagement, finance, human resources and external affairs. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At June 30, 2025, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At June 30, 2025, we owned a 75% economic interest in Horizon Innovations LLC (“Horizon”), a joint venture with JTI (US) Holding, Inc., a subsidiary of Japan Tobacco Inc., which owned the remaining 25% economic interest. Horizon is responsible for the U.S. marketing and commercialization of heated tobacco stick products owned by either party. At June 30, 2025, Horizon had no products in the U.S. marketplace.
At June 30, 2025, we had investments in Anheuser-Busch InBev SA/NV (“ABI”) and Cronos Group Inc. (“Cronos”). For further discussion of our investments, see Note 6. Investments in Equity Securities.
▪Share Repurchases: In January 2025, our Board of Directors (“Board of Directors” or “Board”) authorized a new $1.0 billion share repurchase program (“January 2025 share repurchase program”), which we expect to complete by December 31, 2025. At June 30, 2025, we had $400 million remaining under the January 2025 share repurchase program. The timing of share repurchases depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
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
Our share repurchase activity was as follows:

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(in millions, except per share data)	2025	2024	(1)	2025	2024	(1)
Total number of shares repurchased	10.4	54.1		4.7	7.6
Aggregate cost of shares repurchased	$600	$2,410		$274	370
Average price per share of shares repurchased	$57.71	$44.50		$58.63	$48.36
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
Receivables and deferred revenue associated with contracts with customers were as follows:

(in millions)	June 30, 2025	December 31, 2024
Receivables	$241	$177
Deferred revenue	213	215
At June 30, 2025 and December 31, 2024, we did not expect differences between amounts recorded as receivables and amounts that would be subsequently received; therefore, we did not record an allowance for credit losses against these receivables.
We record deferred revenue when our businesses receive payment in advance of product shipment. These payments are included in other accrued liabilities on our condensed consolidated balance sheets until control of such products is obtained by the customer. When cash is received in advance of product shipment, our companies typically satisfy their performance obligations within three days of receiving payment. At June 30, 2025 and December 31, 2024, there were no differences between amounts recorded as deferred revenue from contracts with customers and amounts subsequently recognized as revenue.
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
At June 30, 2025 and December 31, 2024, confirmed outstanding obligations under the Program were $152 million and $128 million, respectively.
Note 4. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, were as follows:

	June 30, 2025		December 31, 2024
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Smokeable products segment	$99	$2,924	$99	$2,936
Oral tobacco products segment	5,078	8,663	5,078	8,679
Other (1)	895	1,313	1,768	1,358
Total	$6,072	$12,900	$6,945	$12,973
(1) Comprised primarily of e-vapor reporting unit goodwill and definite-lived intangible assets related to the acquisition of NJOY in 2023.
Other intangible assets consisted of the following:

	June 30, 2025		December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,089	$—	$11,089	$—
Definite-lived intangible assets	2,622	811	2,621	737
Total other intangible assets	$13,711	$811	$13,710	$737
At June 30, 2025, substantially all of our indefinite-lived intangible assets consisted of (i) MST trademarks of $8.5 billion, which consists of Copenhagen, Skoal and other MST trademarks of $4.0 billion, $3.6 billion and $0.9 billion, respectively, from our 2009 acquisition of UST, and (ii) cigar trademarks of $2.6 billion from our 2007 acquisition of Middleton. Definite-lived intangible assets, consisting primarily of intellectual property (which includes developed technology), certain cigarette trademarks, e-vapor trademarks and customer relationships, are amortized over a weighted-average period of approximately 19 years. Pre-tax amortization expense for definite-lived intangible assets was $74 million and $64 million for the six months ended June 30, 2025 and 2024, respectively, and $37 million for the three months ended June 30, 2025 and 2024.
In April 2024, we assigned the exclusive U.S. commercialization rights to the IQOS Tobacco Heating System (“IQOS System”) to Philip Morris International Inc. (“PMI”). Upon the assignment of the U.S. commercialization rights to the IQOS System, we recorded a pre-tax gain of $2.7 billion for the six and three months ended June 30, 2024 in our condensed consolidated statements of earnings.

The changes in goodwill and net carrying amount of intangible assets were as follows:

	For the Six Months Ended		For the Year Ended
	June 30, 2025		December 31, 2024
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Balance at January 1	$6,945	$12,973	$6,791	$13,686
Changes due to:
Acquisitions (1)	—	1	154	(220)
Impairments (2)	(873)	—	—	(354)
Amortization	—	(74)	—	(139)
Balance at end of period	$6,072	$12,900	$6,945	$12,973
(1) The 2024 amounts represent the measurement period adjustments related to the acquisition of NJOY.
(2) The 2025 amount represents a non-cash impairment of our e-vapor reporting unit goodwill. The 2024 amount represents a non-cash, pre-tax impairment of the Skoal trademark.
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require us to perform an interim quantitative impairment assessment. There have been no events or changes in circumstances that indicate an interim quantitative impairment assessment was required for the three months ended June 30, 2025. We will perform our annual impairment testing during the fourth quarter of 2025.
Our annual impairment test of goodwill and indefinite-lived intangible assets as of October 1, 2024 resulted in no impairment charges for the fourth quarter of 2024.
At June 30, 2025, accumulated impairment losses related to goodwill were $873 million, which related to the e-vapor reporting unit goodwill impairment recorded for the three months ended March 31, 2025 in the all other category, discussed below. At December 31, 2024, there were no accumulated impairment losses related to goodwill.
First Quarter of 2025 E-vapor Reporting Unit Goodwill Impairment
At December 31, 2024, the estimated fair value of the e-vapor reporting unit exceeded its carrying value by approximately 28% ($0.3 billion). As further discussed in Note 14. Contingencies, Altria and certain of our affiliates, including NJOY, are defendants in lawsuits alleging patent infringement based on the sale of NJOY ACE in the United States. In January 2025, the U.S. International Trade Commission (“ITC”) issued an exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States, which became effective on March 31, 2025, after the 60-day review period ended without the United States Trade Representative taking action. As a result, in connection with the preparation of our condensed consolidated financial statements for the period ended March 31, 2025, we concluded a triggering event had occurred and performed an interim impairment assessment for the e-vapor reporting unit.
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

Second Quarter of 2024 Skoal Trademark Impairment
In connection with the preparation of our condensed consolidated financial statements for the period ended June 30, 2024, we determined the estimated fair value of our Skoal trademark was below its carrying value and recorded a non-cash, pre-tax impairment of $354 million for the six and three months ended June 30, 2024 in our condensed consolidated statements of earnings. Our carrying value and estimated fair value of the Skoal trademark at June 30, 2024 were $3.6 billion, after recording the impairment.
Note 5. Exit and Implementation Costs
Pre-tax implementation and exit costs consisted of the following:

	For the Six Months Ended June 30, 2025		For the Three Months Ended June 30, 2025
(in millions)	Exit Costs	Implementation Costs (1)	Exit Costs	Implementation Costs (1)
Smokeable products segment	$1	$25	$1	$12
Oral tobacco products segment	—	4	—	2
Total	$1	$29	$1	$14
(1) Recorded in marketing, administration and research costs in our condensed consolidated statement of earnings.
There were no exit or implementation costs for the six months ended June 30, 2024.
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
We estimate total pre-tax charges for the Initiative’s currently planned phases to be approximately $125 million. As of June 30, 2025, total pre-tax charges since the inception of the Initiative were $98 million, consisting of employee separation cost of $36 million and implementation costs of $62 million. All of these charges result in cash expenditures and consist of severance payments associated with employee separations, implementation costs for new technology and business advisory services and other costs. Employee separation costs are recorded when probable and reasonably estimable. As we further develop and finalize detailed plans for the additional phases of the Initiative, we will update estimated pre-tax charges for the Initiative. As of June 30, 2025, total cash payments since the inception of the Initiative were $49 million, consisting of $5 million for exit costs and $44 million for implementation costs.
A summary of the Initiative’s charges and cash paid for exit and implementation costs is as follows:

(in millions)	Exit Costs		Implementation Costs	Total
Balances at December 31, 2023	$—		$—	$—
Charges	35		33	68
Cash paid	—		(11)	(11)
Balances at December 31, 2024	35		22	57
Charges	1		29	30
Cash paid	(5)		(33)	(38)
Balances at June 30, 2025	$31	(1)	$18	$49
(1) Restructuring liabilities, all of which were severance liabilities.
Note 6. Investments in Equity Securities
The carrying amount of our investments consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
ABI	$7,837	$7,880
Cronos	306	315
Total	$8,143	$8,195

(Income) losses from our investments in equity securities consisted of the following:

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(in millions)	2025	2024		2025	2024
ABI (1)	$(273)	$(434)	(2)	$(148)	$(121)
Cronos (1)	(18)	20		—	2
(Income) losses from investments in equity securities	$(291)	$(414)		$(148)	$(119)
(1) Includes our share of amounts recorded by our investees and additional adjustments, if required, related to (i) the conversion from international financial reporting standards to GAAP and (ii) adjustments to our investments required under the equity method of accounting.
(2) Includes $165 million of the total pre-tax gain on the ABI Transaction discussed below.
Investment in ABI
At June 30, 2025, we had an approximate 8.1% ownership interest in ABI, consisting of approximately 125 million restricted shares of ABI (“Restricted Shares”) and approximately 34 million ordinary shares of ABI. Our Restricted Shares:
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
At June 30, 2025, the fair value of our investment in ABI was $10.9 billion, which exceeded its carrying value of $7.8 billion by approximately 39%. At December 31, 2024, the fair value of our investment in ABI approximated its carrying value of $7.9 billion.
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
Investment in Cronos
At June 30, 2025, we had an approximate 40.8% ownership interest in Cronos, consisting of approximately 157 million shares, which we account for under the equity method of accounting. We report our share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for us to record them in the concurrent period.
The fair value of our investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and is classified in Level 1 of the fair value hierarchy. At June 30, 2025, the fair value of our investment in Cronos was less than its carrying value by approximately $6 million or approximately 2%. Based on our evaluation of the duration and magnitude of the fair value decline, our evaluation of Cronos’s financial condition (including its strong cash position) and near-term prospects, and our intent and ability to hold our investment in Cronos until recovery, we concluded that the decline in fair value of our investment in Cronos below its carrying value is temporary and, therefore, no impairment was recorded. At December 31, 2024, the fair value of our investment in Cronos approximated its carrying value of $315 million.
Note 7. Financial Instruments
Our investment in ABI, whose functional currency is the Euro, exposes us to foreign currency exchange risk on the carrying value of our investment. To manage this risk, we may designate Euro denominated unsecured long-term notes (“foreign currency denominated debt”) and certain foreign exchange contracts, including cross-currency swap contracts and forward contracts (collectively, “foreign currency contracts”), as net investment hedges of our investment in ABI. At June 30, 2025 and December 31, 2024, we had no outstanding foreign currency contracts.
The aggregate carrying value and fair value of our total long-term debt were as follows:

(in millions)	June 30, 2025	December 31, 2024
Carrying value	$24,720	$24,926
Fair value	22,979	22,741
Foreign currency denominated debt included in long-term debt:
Carrying value	2,647	3,100
Fair value	2,629	3,059
Our estimate of the fair value of our total long-term debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy.
Net Investment Hedging
We recognize changes in the carrying value of the foreign currency denominated debt due to changes in the Euro to U.S. dollar exchange rate in accumulated other comprehensive losses related to ABI. We recognized pre-tax (gains) losses of our net investment hedges of $403 million and $(98) million for the six months ended June 30, 2025 and 2024, respectively, and $264 million and $(23) million for the three months ended June 30, 2025 and 2024, respectively.

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
The changes in the liability associated with contingent payments were as follows:

	For the Six Months Ended June 30, 2025		For the Year Ended December 31, 2024
(in millions)
Balance at January 1	$20		$130
Change in the fair value of contingent payments (1)	25	(2)	140	(3)
Payments	—		(250)	(4)
Balance at end of period	$45		$20
(1) Pre-tax charges were recorded in marketing, administration and research costs in our condensed consolidated statements of earnings.
(2) Recorded in the first quarter of 2025 and relates to blueberry and watermelon pod products.
(3) Recorded in the second quarter of 2024 and relates to menthol pod products.
(4) Payments made during the third quarter of 2024 following FDA authorization of NJOY’s menthol products.
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
Note 8. Benefit Plans
Components of Net Periodic Benefit Cost (Income)
Net periodic benefit cost (income) consisted of the following:

	Pension		Postretirement		Pension		Postretirement
	For the Six Months Ended June 30,				For the Three Months Ended June 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$18	$21	$6	$8	$9	$12	$3	$4
Interest cost	159	161	28	32	80	81	14	16
Expected return on plan assets	(215)	(233)	(2)	(3)	(108)	(117)	(1)	(2)
Amortization:
Net loss (gain)	25	13	(6)	(2)	12	6	(3)	(1)
Prior service cost (credit)	2	3	(20)	(20)	1	2	(10)	(10)
Net periodic benefit cost (income)	$(11)	$(35)	$6	$15	$(6)	$(16)	$3	$7
Employer Contributions
We make contributions to our pension plans to the extent that the contributions are tax deductible and pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. We made employer contributions of $9 million to our pension plans and did not make any contributions to our postretirement plans during the six months ended June 30, 2025. Currently, we anticipate making additional employer contributions of up to approximately $20 million to our pension plans and contributions of up to approximately $30 million to our postretirement plans in 2025. However, the foregoing estimates of 2025 contributions to our pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates and asset performance significantly above or below the assumed long-term rate of return for each respective plan.

Note 9. Earnings per Share
We calculated basic and diluted earnings per share (“EPS”) using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net earnings	$3,455	$5,932	$2,378	$3,803
Less: Distributed and undistributed earnings attributable to share-based awards	(10)	(14)	(7)	(9)
Earnings for basic and diluted EPS	$3,445	$5,918	$2,371	$3,794

Weighted-average shares for basic and diluted EPS	1,687	1,738	1,684	1,718
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in our EPS calculation pursuant to the two-class method.
Note 10. Other Comprehensive Earnings/Losses
Changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria were as follows:

	For the Six Months Ended June 30, 2025
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments	Accumulated Other Comprehensive Losses
Balances, December 31, 2024	$(1,392)	$(1,018)		$10	$(2,400)

Other comprehensive earnings (losses) before reclassifications	—	(510)		(20)	(530)
Deferred income taxes	—	118		—	118
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(392)		(20)	(412)

Amounts reclassified to net earnings	4	(28)		—	(24)
Deferred income taxes	(1)	6		—	5
Amounts reclassified to net earnings, net of deferred income taxes	3	(22)		—	(19)

Other comprehensive earnings (losses), net of deferred income taxes	3	(414)	(1)	(20)	(431)

Balances, June 30, 2025	$(1,389)	$(1,432)		$(10)	$(2,831)

	For the Three Months Ended June 30, 2025
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments	Accumulated Other Comprehensive Losses
Balances, March 31, 2025	$(1,391)	$(1,287)		$(13)	$(2,691)

Other comprehensive earnings (losses) before reclassifications	—	(179)		3	(176)
Deferred income taxes	—	45		—	45
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(134)		3	(131)

Amounts reclassified to net earnings	2	(14)		—	(12)
Deferred income taxes	—	3		—	3
Amounts reclassified to net earnings, net of deferred income taxes	2	(11)		—	(9)

Other comprehensive earnings (losses), net of deferred income taxes	2	(145)	(1)	3	(140)

Balances, June 30, 2025	$(1,389)	$(1,432)		$(10)	$(2,831)

	For the Six Months Ended June 30, 2024
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments	Accumulated Other Comprehensive Losses
Balances, December 31, 2023	$(1,493)	$(1,195)		$15	$(2,673)

Other comprehensive earnings (losses) before reclassifications	—	243		(2)	241
Deferred income taxes	—	(54)		—	(54)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	189		(2)	187

Amounts reclassified to net earnings	(3)	257		—	254
Deferred income taxes	1	(52)		—	(51)
Amounts reclassified to net earnings, net of deferred income taxes	(2)	205		—	203

Other comprehensive earnings (losses), net of deferred income taxes	(2)	394	(1)	(2)	390

Balances, June 30, 2024	$(1,495)	$(801)		$13	$(2,283)

	For the Three Months Ended June 30, 2024
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments	Accumulated Other Comprehensive Losses
Balances, March 31, 2024	$(1,494)	$(793)		$21	$(2,266)

Other comprehensive earnings (losses) before reclassifications	—	(11)		(8)	(19)
Deferred income taxes	—	1		—	1
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(10)		(8)	(18)

Amounts reclassified to net earnings	(1)	2		—	1
Deferred income taxes	—	—		—	—
Amounts reclassified to net earnings, net of deferred income taxes	(1)	2		—	1

Other comprehensive earnings (losses), net of deferred income taxes	(1)	(8)	(1)	(8)	(17)

Balances, June 30, 2024	$(1,495)	$(801)		$13	$(2,283)
(1) Primarily reflects our share of ABI’s currency translation adjustments and the impact of our designated net investment hedges related to our investment in ABI. For further discussion of designated net investment hedges, see Note 7. Financial Instruments.
Pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2025	2024	2025	2024
Benefit Plans: (1)
Net loss	$22	$14	$11	$7
Prior service credit	(18)	(17)	(9)	(8)
	4	(3)	2	(1)
ABI (2)	(28)	257	(14)	2
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$(24)	$254	$(12)	$1
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
Note 11. Segment Reporting
At June 30, 2025, our reportable segments were (i) smokeable products, consisting of combustible cigarettes and machine-made large cigars; and (ii) oral tobacco products, consisting of MST products and oral nicotine pouches.
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

Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net revenues:
Smokeable products	$9,979	$10,401	$5,357	$5,495
Oral tobacco products	1,407	1,362	753	711
All other	(25)	22	(8)	3
Net revenues	$11,361	$11,785	$6,102	$6,209
Earnings before income taxes:
OCI:
Smokeable products	$5,399	$5,246	$2,930	$2,807
Oral tobacco products	931	532	498	97
All other	(1,122)	(172)	(108)	(111)
Amortization of intangibles	(74)	(64)	(37)	(37)
General corporate expenses	(116)	(335)	(53)	(223)
Operating income	5,018	5,207	3,230	2,533
Interest and other debt expense, net	537	515	275	261
Net periodic benefit income, excluding service cost	(29)	(49)	(15)	(25)
(Income) losses from investments in equity securities	(291)	(414)	(148)	(119)
Gain on the sale of IQOS System commercialization rights	—	(2,700)	—	(2,700)
Earnings before income taxes	$4,801	$7,855	$3,118	$5,116
Smokeable products segment OCI consisted of the following, including expenses under the significant expense principle in accordance with GAAP:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net revenues	$9,979	$10,401	$5,357	$5,495
Settlement charges (1)	(1,486)	(1,779)	(799)	(924)
Excise taxes on products sold	(1,502)	(1,742)	(787)	(908)
Other segment items (2)	(1,592)	(1,634)	(841)	(856)
Operating companies income	$5,399	$5,246	$2,930	$2,807
(1) Represents charges related to State Settlement Agreements included in cost of sales. For additional information, see Health Care Cost Recovery Litigation in Note 14. Contingencies.
(2) Other segment items includes manufacturing, marketing, administration and research costs and FDA user fees.
For the oral tobacco products segment, we did not identify any expenses under the significant expense principle in accordance with GAAP. Other segment items for our oral tobacco products segment include manufacturing, asset impairment, marketing, administration and research costs and excise taxes on products sold. Total oral tobacco products other segment items were $476 million and $830 million for the six months ended June 30, 2025 and 2024, respectively, and $255 million and $614 million for the three months ended June 30, 2025 and 2024, respectively. The CODM reviews total oral tobacco products segment expenses in the aggregate in conjunction with the review of budget-to-actual OCI variances to manage segment operations.

Details of our depreciation expense and capital expenditures were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2025	2024	2025	2024
Depreciation expense:
Smokeable products	$29	$36	$14	$17
Oral tobacco products	21	21	11	12
General corporate and other	18	18	9	8
Total depreciation expense	$68	$75	$34	$37
Capital expenditures:
Smokeable products	$30	$27	$12	$9
Oral tobacco products	22	16	9	7
General corporate and other	18	21	11	13
Total capital expenditures	$70	$64	$32	$29
The comparability of OCI for our reportable segments was affected by the following:
▪Asset Impairment, Exit and Implementation Costs: We recorded exit and implementation costs of $30 million and $15 million related to the Initiative for the six and three months ended June 30, 2025, respectively. For a breakdown of these costs by segment, see Note 5. Exit and Implementation Costs. We recorded a non-cash, pre-tax impairment of the Skoal trademark of $354 million for the six and three months ended June 30, 2024 in our oral tobacco products segment. For further discussion, see Note 4. Goodwill and Other Intangible Assets, net.
▪Tobacco and Health and Certain Other Litigation Items: We recorded pre-tax charges related to tobacco and health and certain other litigation items as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2025	2024	2025	2024
Smokeable products segment	$40	$38	$4	$20
General corporate expenses	1	30	1	24
Interest and other debt expense, net	4	—	—	—
Total	$45	$68	$5	$44
We recorded the amounts shown in the table above in our smokeable products segment and general corporate expenses in marketing, administration and research costs in our condensed consolidated statements of earnings. For further discussion, see Note 14. Contingencies.
Note 12. Debt
Short-term Borrowings and Borrowing Arrangements
At June 30, 2025 and December 31, 2024, we had no short-term borrowings.
At June 30, 2025, we had availability under our senior unsecured 5-year revolving credit agreement (“Credit Agreement”) for borrowings of up to an aggregate principal amount of $3.0 billion. We intend to use any borrowings under our Credit Agreement for general corporate purposes. In July 2025, we entered into an extension agreement (“Extension”) to extend the expiration of the Credit Agreement from October 24, 2028 to October 24, 2029. All other terms and conditions remain in full force and effect. The Credit Agreement, after entering into the Extension, includes an option, subject to certain conditions, for us to extend the term for an additional one-year period.
Pricing for interest and fees under our Credit Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt. We expect interest rates on borrowings under our Credit Agreement to be based on the Term Secured Overnight Financing Rate plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”). The applicable percentage for borrowings under our Credit Agreement at June 30, 2025 was 1.0% based on our long-term senior unsecured debt ratings on that date. Our Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral.
Our Credit Agreement includes various covenants, one of which requires us to maintain a ratio of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated for the four most recent fiscal quarters. At June 30, 2025, we were in compliance with our covenants in our Credit

Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in our Credit Agreement, include certain adjustments.
PM USA guarantees any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program.
Long-term Debt
The aggregate carrying value of our total long-term debt at June 30, 2025 and December 31, 2024 was $24.7 billion and $24.9 billion, respectively.
In May 2025 and June 2025, we repaid in full at maturity our 2.350% and 1.700% senior unsecured notes in the aggregate principal amounts of $750 million and $857 million (€750 million), respectively.
In the first quarter of 2025, we issued U.S. dollar denominated senior unsecured notes in the aggregate principal amount of $1.0 billion. The net proceeds from the notes were used for general corporate purposes, which included repayment of certain of our notes in the second quarter of 2025 as discussed above. The notes contain the following terms:
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
At June 30, 2025 and December 31, 2024, accrued interest on long-term debt of $369 million and $389 million, respectively, was included in other accrued liabilities on our condensed consolidated balance sheets.
For a discussion of the fair value of our long-term debt and the designation of our Euro denominated senior unsecured notes as a net investment hedge of our investment in ABI, see Note 7. Financial Instruments.
Note 13. Income Taxes
Earnings before income taxes, provision for income taxes and income tax rates consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2025	2024	2025	2024
Earnings before income taxes	$4,801	$7,855	$3,118	$5,116
Provision for income taxes	1,346	1,923	740	1,313
Income tax rate	28.0%	24.5%	23.7%	25.7%
Our income tax rate for the six months ended June 30, 2025 differed from the U.S. federal statutory rate of 21%, due primarily to the non-deductible impairment of the e-vapor reporting unit goodwill and state tax expense. Our income tax rate for the three months ended June 30, 2025 differed from the U.S. federal statutory rate of 21%, due primarily to state tax expense. For further discussion of the impairment charge, see Note 4. Goodwill and Other Intangible Assets, net.
Our income tax rate for the six months ended June 30, 2024 differed from the U.S. federal statutory rate of 21%, due primarily to state tax expense and the change in the fair value of the contingent payments related to the NJOY Transaction, which is treated as an outside basis difference that we do not expect to reverse in the foreseeable future, partially offset by an income tax benefit from the partial release of a valuation allowance recorded against a deferred tax asset associated with our losses related to our former investment in JUUL Labs, Inc. (“JUUL”). The valuation allowance release was due to our capital gain on the ABI Transaction. Our income tax rate for the three months ended June 30, 2024 differed from the U.S. federal statutory rate of 21%, due primarily to state tax expense and the change in the fair value of the contingent payments related to the NJOY Transaction, which is treated as an outside basis difference that we do not expect to reverse in the foreseeable future. For further discussion of the ABI Transaction and contingent payments related to the NJOY Transaction, see Note 6. Investments in Equity Securities and Note 7. Financial Instruments, respectively.
The One Big Beautiful Bill Act (“OBBB”) was signed into law on July 4, 2025. The OBBB includes various tax law changes, including the restoration of favorable tax treatment for certain business-related provisions and modifications to the international tax law framework. The OBBB has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We do not expect these provisions and modifications to have a material impact on our consolidated financial statements.

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

Judgments Paid and Provisions for Tobacco and Health (Including Engle Progeny Litigation) and Certain Other Litigation Items: The changes in our accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2025	2024	2025	2024
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$96	$346	$118	$364
Pre-tax charges for:
Tobacco and health and certain other litigation (1)	40	38	4	20
Shareholder derivative lawsuits (2)	—	—	—	—
JUUL-related settlements (3)	1	30	1	24
Related interest costs	4	—	—	—
Payments	(46)	(263)	(28)	(257)
Accrued liability for tobacco and health and certain other litigation items at end of period	$95	$151	$95	$151
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
Since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $1.1 billion and interest totaling approximately $246 million as of June 30, 2025. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $452 million and related interest totaling approximately $62 million.
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of June 30, 2025, PM USA has posted appeal bonds totaling approximately $24 million, which have been collateralized with restricted cash and are included in assets on our condensed consolidated balance sheets.
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

The table below lists the number of certain tobacco-related cases pending in the United States against us as of:

	July 28, 2025	July 29, 2024	July 27, 2023
Individual Smoking and Health Cases (1)	195	177	171
Health Care Cost Recovery Actions (2)	1	1	1
E-vapor Cases(3)	24	81	5,326
Other Tobacco-Related Cases (4)	3	3	3
(1) Includes as of July 28, 2025, 30 cases filed in Illinois, 16 cases filed in New Mexico, 90 cases filed in Massachusetts, 14 cases filed in Oregon, six cases filed in Hawaii and 15 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle class (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Progeny Cases). Also does not include three Broin cases pending as of July 28, 2025. For further discussion of the Broin cases, see Other Smoking and Health Class Actions below.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits, and, in March 2024, the court granted final approval of the settlement. Pending final dismissal of these cases, as of July 28, 2025, the remaining cases include 20 individual cases that opted out of the settlement, three class action lawsuits pending in Canada and one individual state court case relating to the Multidistrict Litigation. For further discussion of the Multidistrict Litigation settlement, see E-vapor Product Litigation below.
(4) Includes as of July28, 2025, one inactive smoking and health case alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.
International Tobacco-Related Cases: As of July 28, 2025, (i) Altria is named as a defendant in three e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement (defined below) between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of July 28, 2025, one Engle progeny case, one individual smoking and health case and no e-vapor cases are set for trial through September 30, 2025. Trial dates are subject to change.
Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 85 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 53 of the 85 cases. Of the 32 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 28 have reached final resolution.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of July 28, 2025.
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
Ricapor-Hall: In August 2023, a jury in a Hawaii state court returned a verdict in favor of plaintiff and against PM USA, awarding $6 million in compensatory damages and $8 million in punitive damages. In October 2023, the court entered judgment against PM USA for $11 million, having reduced the compensatory damages award to $3 million based on the jury’s finding on comparative fault and a set-off against plaintiff’s settlements with other defendants. PM USA filed post-trial motions challenging the verdict, which were denied in March 2024. In April 2024, PM USA filed a notice of appeal and a motion to stay execution pending appeal, and the court has stayed execution of the final judgment pending resolution of PM USA’s appeal rights. PM USA’s appeal remains pending, and plaintiff has noticed a cross-appeal. In April 2025, the Hawaii Supreme Court granted plaintiff’s application to transfer the appeal to that Court from the Intermediate Court of Appeals.
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
Fontaine: In September 2022, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA, awarding approximately $8 million in compensatory damages and $1 billion in punitive damages. In September 2023, the court denied PM USA’s motion for a new trial and partially granted PM USA’s motion for remittitur, reducing the punitive damages award to $56 million. In December 2023, the court entered a final judgment awarding plaintiff $8 million in compensatory damages, $56 million in punitive damages and prejudgment interest. PM USA has noticed an appeal to the Appeals Court of Massachusetts. In May 2025, the Massachusetts Supreme Judicial Court took jurisdiction over the appeal, and the appeal remains pending.
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of July 28, 2025, approximately 81 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 97 state court plaintiffs. Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. Each federal Engle progeny case has been resolved.
Engle Progeny Trial Results: As of July 28, 2025, 147 federal and state Engle progeny cases involving PM USA have resulted in verdicts. Eighty-eight were returned in favor of plaintiffs, four of which have been reversed post-trial or on appeal and remain pending. Fifty-nine verdicts were returned in favor of PM USA, one of which have been reversed post-trial or on appeal and remain pending. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of July 28, 2025.
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
The charts below list the verdicts in and post-trial status of certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of July 28, 2025 where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated, and the second chart lists cases that have concluded in the past 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.
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
As of July 28, 2025, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to us) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the United States). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.

As of July 28, 2025, PM USA is named as a defendant in three cases brought by flight attendants against United States cigarette manufacturers seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida that was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages but prohibited them from seeking punitive damages. Class members were prohibited from filing individual lawsuits after 2000 under the court-approved settlement. In July 2024, we reached agreement on terms to resolve approximately 627 individual Broin lawsuits. Accordingly, in the second quarter of 2024, we recorded a pre-tax provision of $4 million related to the settlement of these cases, which we paid in the third quarter of 2024.
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
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $10.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. The OPMs’ obligation to make quarterly payments settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million, on a pro rata basis based on market share, ended in the fourth quarter of 2024. For the six months ended June 30, 2025 and 2024, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.5 billion and $1.8 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
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
Settlements of NPM Adjustment Disputes.
▪Multi-State Settlement. As of December 2024, a total of 39 states and territories have joined the multi-state settlement. Pursuant to this settlement, PM USA has received $1.47 billion since 2014 and expects to receive annual credits applied against PM USA’s MSA payments through 2041.

▪New York Settlement. In 2015, PM USA entered into a separate NPM Adjustment settlement in which PM USA settled the NPM Adjustment disputes with New York in perpetuity. PM USA has received $646 million pursuant to the New York settlement and expects to receive annual credits applied against the MSA payments due to New York going forward.
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
▪2005-2007 NPM Adjustments. The PMs and the six states that have not settled the NPM Adjustment disputes are currently arbitrating NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005 through 2007, for five of the six states, and one year, 2005, for one state. As of July 28, 2025, the arbitration panel had issued decisions for Maryland, Washington, Wisconsin and Ohio, finding Maryland, Wisconsin and Ohio diligent for all three years and Washington not diligent for all three years. Washington challenged that determination in Washington state court, and the challenge was denied by the trial court. Washington has appealed that denial, and the appeal remains pending. PM USA recorded $35 million in the fourth quarter of 2023 for its estimate of the minimum amount of the 2005 through 2007 NPM Adjustment it will receive.
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
In May 2023, PM USA and R.J. Reynolds filed a motion in the U.S. District Court for the Eastern District of Texas seeking to enforce the Texas State Settlement Agreement against the State of Texas concerning the same tax rate issue raised by the State of Mississippi. The State of Texas filed a cross-motion to enforce, and the court found in favor of the State of Texas. In March 2025, the court issued a final order in the matter, finding that PM USA owes $31 million to the State of Texas, plus pre- and post-judgment interest. PM USA has appealed, and the appeal remains pending.
In July 2024, the State of Minnesota filed a motion in Minnesota state court seeking to enforce the Minnesota State Settlement Agreement against PM USA, R.J. Reynolds and ITG concerning the same state tax issues raised by Mississippi and Texas. The court found in favor of the State of Minnesota. As of July 28, 2025, the court had not made a determination on damages. PM USA intends to appeal.
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
Corrective statements appeared in newspapers and on television for four months and one year, respectively, beginning in the fourth quarter of 2017, and the onserts appeared for two weeks at a time for a total of twelve weeks over two years beginning in the fourth quarter of 2018. Corrective statements have appeared on websites since the second quarter of 2018. In December 2022, the district court entered a consent order approving a settlement with respect to corrective statements on point-of-sale signage, which appeared through June 2025. In addition to the $28 million of provisions recorded in 2022, we recorded in the first quarter of 2024 provisions of $15 million for estimated costs of implementing the corrective statements on point-of-sale signage remedy.
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
In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits as well as the majority of the group of cases pending in the consolidated California state court proceeding for $235 million, for which amount we recorded a pre-tax provision in the second quarter of 2023. In March 2024, the court granted final approval of the class action settlement, and we paid the settlement amount in the second quarter of 2024. The settlement applies to all of the Multidistrict Litigation except 11 individual cases that opted out of the settlement, all of the consolidated California cases except nine individual cases that opted out of the settlement and 38 “third party” cases brought by Native American tribes. We separately agreed to settle the cases brought by Native American tribes in July 2024, and these cases have been dismissed. We recorded a pre-tax provision for $20 million in the second quarter of 2024 related to the Native American tribes settlement and paid the settlement amount in October 2024. Neither settlement applies to three class action lawsuits pending in Canada or 17 putative class action antitrust lawsuits. For a description of the antitrust cases not subject to the settlement, see Antitrust Litigation below.
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
In June 2023, JUUL and VMR Products LLC (“VMR”) filed a lawsuit against Altria and our affiliates AGDC, ALCS, NJOY Holdings, Inc. and NJOY in the U.S. District Court for the District of Arizona asserting claims of patent infringement based on the sale of NJOY ACE in the United States. Plaintiffs seek various remedies, including damages and an injunction on sales of NJOY ACE. The lawsuit is currently stayed.
Also in June 2023, the same plaintiffs filed a related action against the same defendants with the ITC. There, the plaintiffs also allege patent infringement, but the remedies sought include an exclusion order that would prohibit the importation of NJOY ACE into the United States. No damages are recoverable in the proceedings before the ITC. A hearing before the Administrative Law Judge (“ALJ”) was held in May 2024, and, in August 2024, the ALJ issued an initial determination supporting the plaintiffs’ allegations with respect to four patents and recommending an exclusion order. In September 2024, NJOY petitioned the ITC to review the ALJ’s initial determination. In October 2024, the ITC granted review of the ALJ’s initial determination with respect to aspects of two of the four patents. In January 2025, the ITC issued its final determination finding that NJOY ACE infringes the four patents plaintiff asserted and issued an exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States. The ITC sent its orders to the Office of the United

States Trade Representative, which had 60 days to review the ITC’s determination. The orders became effective on March 31, 2025 after the 60-day review period ended without the United States Trade Representative taking action. The final exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE will remain in effect during the pendency of the appeal. In February 2025, we filed a motion for reconsideration of the ITC’s determination finding that NJOY ACE infringes the four patents plaintiff asserted, asking the ITC to reverse its determination that NJOY ACE infringes one of the four patents. The ITC denied the motion in April 2025. We have appealed the final exclusion order and cease-and-desist orders to the U.S. Court of Appeals for the Federal Circuit.
In November and December 2023 and February 2024, Altria and our affiliates filed petitions with the U.S. Patent Office Patent Trial and Appeal Board (“PTAB”) challenging the validity of the patents underlying JUUL and VMR’s patent infringement claims. In May, June and August 2024, the PTAB denied Altria’s requests to institute review as to four patents (including three of the patents that form the basis of the ITC’s final determination) and, in June 2024, granted Altria’s request to institute review as to one of the patents that forms the basis of the ITC’s final determination. In June 2025, the PTAB issued its decision concluding that the patent it reviewed was valid. Appeals may be filed with the U.S. Court of Appeals for the Federal Circuit.
In August 2023, NJOY filed a complaint against JUUL in the U.S. District Court for the District of Delaware asserting claims of patent infringement based on the sale of certain JUUL e-vapor products, including the currently marketed JUUL device and JUULpods, in the United States. The lawsuit is currently stayed. However, as discussed below, we have moved to lift the stay.
Also in August 2023, NJOY filed a related action against JUUL with the ITC alleging patent infringement and seeking a ban on the importation and sale of the same JUUL products in the United States. A hearing before the ALJ was held in June 2024. In December 2024, the ALJ issued an initial determination concluding that, while the patents NJOY asserted against JUUL are valid, JUUL products do not infringe the patents. The ALJ also determined that, with respect to the asserted patents, NJOY did not satisfy the “domestic industry” requirement, which requires the party asserting a patent to show significant and substantial domestic investments, such as investments related to engineering, research and development or licensing, designed to exploit the patent. Subsequently, in December 2024, NJOY petitioned the ITC to review the ALJ’s initial determination. In March 2025, the ITC granted in part NJOY’s petition to review the ALJ’s initial determination. On review, the ITC affirmed the ALJ’s initial determination that the JUUL products do not infringe the asserted patents and terminated the investigation. In May 2025, we appealed the ITC’s final determination to the U.S. Court of Appeals for the Federal Circuit. Subsequently, in July 2025, we voluntarily dismissed the appeal and moved to lift the stay on NJOY’s lawsuit against JUUL in the U.S. District Court for the District of Delaware (discussed above).
In November 2023, JUUL filed petitions with the PTAB challenging the validity of the patents underlying NJOY’s patent infringement claims. In May 2024, the PTAB agreed to review JUUL’s challenge to both of the NJOY patents asserted against JUUL. In May 2025, the PTAB issued its decision concluding that the patents it reviewed were valid. The deadline to appeal the PTAB’s decision has passed, and JUUL did not appeal.
We, JUUL and VMR previously engaged with a mediator to attempt to negotiate a resolution of the proceedings pending before the ITC, U.S. District Courts and the PTAB. The parties also have engaged in negotiations without a mediator. Based on the status of the negotiations and the proceedings before the ITC, U.S. District Courts, the PTAB and the U.S. Court of Appeals for the Federal Circuit, we have determined that a loss with respect to a negotiated resolution of such proceedings is not probable or reasonably estimable as of the date of this filing.
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
PM USA, ALCS and Philip Morris Products S.A. filed counterclaims against plaintiffs in the Eastern District of Virginia lawsuit alleging patent infringement by R.J. Reynolds’ e-vapor products. In June 2022, PM USA and ALCS reached an agreement with R.J. Reynolds resulting in dismissal of their counterclaims. In addition, ALCS filed a separate lawsuit against R.J. Reynolds in the U.S. District Court for the Middle District of North Carolina also alleging patent infringement by R.J. Reynolds’ e-vapor products. In September 2022, a jury awarded ALCS $95 million in damages for past infringement, plus supplemental damages and interest. In January 2023, the court ordered R.J. Reynolds to pay ALCS a 5.25% royalty on future sales of its infringing product resulting in positive net income through the expiration of the relevant patents in 2035. R.J. Reynolds filed a notice of appeal of the judgment to the U.S. Court of Appeals for the Federal Circuit, which affirmed the judgment in December 2024. In July 2024, R.J. Reynolds moved the district court to vacate the judgment, including the damages awards and ongoing royalties, on the grounds that R.J. Reynolds obtained a sub-license to the asserted patents from JUUL in December 2023. In December 2024, the district court denied the motion as to the damages award and royalties due through December 2023. The district court also found that additional proceedings were warranted on the part of the motion regarding royalties after R.J. Reynolds obtained the sub-license. The district court has set an evidentiary hearing for February 2026. As gains related to this lawsuit have not yet been determined to be realized or realizable in accordance with GAAP, they have not been recognized in our condensed consolidated financial statements.
Antitrust Litigation
In March 2023, we entered into a stock transfer agreement with JUUL pursuant to which, among other things, we transferred to JUUL all of our beneficially owned JUUL equity securities.
As of July 28, 2025, 17 putative class action lawsuits have been filed against Altria and JUUL in the U.S. District Court for the Northern District of California. In November 2020, these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Antitrust Act of 1890 and Section 7 of the Clayton Antitrust Act and various state antitrust, consumer protection and unjust enrichment laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid and rescission of the transaction. In February 2024, the court ordered that certain of the direct-purchaser plaintiffs’ claims against JUUL be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement and dismissed without prejudice the direct-purchaser plaintiffs’ claims for injunctive relief. In April 2025, plaintiffs voluntarily dismissed all monopolization claims and all claims against the Altria defendants under California’s Unfair Competition Law. The trial with respect to the remaining claims in the consolidated lawsuits is set to commence in May 2026.
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
Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or our other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of July 28, 2025, two “Lights/Ultra Lights” class actions are pending in U.S. state courts. Neither case is active.
As of July 28, 2025, one smoking and health case alleging personal injury or seeking court-supervised programs or an ongoing medical monitoring program on behalf of individuals exposed to ETS and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including disgorgement. Defenses raised in these cases have included lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of July 28, 2025, there is no such case pending against UST and/or its tobacco subsidiaries.

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
Guarantees and Other Similar Matters
In the ordinary course of business, we have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2025, we (i) had $43 million of unused letters of credit obtained in the ordinary course of business and (ii) were contingently liable for guarantees related to our own performance, including $90 million for surety bonds. In addition, from time to time, we issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on our liquidity.
Under the terms of a distribution agreement between Altria and PMI (“Distribution Agreement”), entered into as a result of our 2008 spin-off of our former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. We do not have a related liability recorded on our condensed consolidated balance sheet at June 30, 2025 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the active IQOS System patent litigation discussed above under IQOS Litigation.
As part of the supplier financing program, Altria guarantees the financial obligations of ALCS under the financing program agreement.
PM USA guarantees our obligations under our outstanding debt securities, any borrowings under our $3.0 billion Credit Agreement and any amounts outstanding under our commercial paper program.
Note 15. New Accounting Guidance Not Yet Adopted
The following table provides a description of issued accounting guidance applicable to, but not yet adopted by, us:

Standards	Description	Effective Date for Public Entity	Effect on Financial Statements
ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The guidance will require additional income tax disclosures, primarily related to the rate reconciliation and income taxes paid information.	The guidance is effective for fiscal years beginning after December 15, 2024.	The guidance will result in expanded disclosures beginning in our annual consolidated financial statements for the year ending December 31, 2025, which we plan to adopt retrospectively.
ASU Nos. 2024-03 and 2025-01 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The guidance will require additional disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses.	The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027.	We are in the process of evaluating the impact of this guidance on our disclosures.
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
Executive Summary
Our Business
We have a leading portfolio of tobacco products for U.S. tobacco consumers age 21+. We are Moving Beyond Smoking™, by responsibly transitioning adult smokers to a smoke-free future, competing vigorously for existing smoke-free adult nicotine consumers and exploring new growth opportunities - beyond the United States and beyond nicotine (“Vision”). We previously established our 2028 Enterprise Goals (“2028 Goals”) to provide our investors with specific metrics to measure our progress as we execute on our Vision. For further discussion of our 2028 Goals, see our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).
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
Trends and Developments
In this section of MD&A, we discuss certain factors that have impacted our businesses as of the date of this Form 10-Q. In addition, we are aware of and address certain trends and developments that could, individually or in the aggregate, have a material impact on our businesses, including the value of our investments in equity securities, in the future. In this section, we focus on the discretionary income pressures on adult tobacco consumers, illicit flavored disposable e-vapor products, tariffs and evolving consumer preferences. Other trends and developments are discussed elsewhere in this MD&A.
During the first half of 2025, U.S. adult tobacco consumers continued to face pressure on discretionary income due to the cumulative effects of inflation, particularly impacting lower income consumers. Although the inflation rate during this period saw marginal decreases in line with most economists’ forecast, it remained above the Federal Reserve’s target of 2%. Persistent high prices for essentials such as groceries and housing continued to constrain consumer spending. While gas prices declined compared to the prior year, the average price of gas remained above $3.00 per gallon. Additionally, tariffs introduced in April of 2025 remained at historically high levels. Ongoing trade negotiations, along with potential inflation and unemployment concerns, have weighed on consumer confidence creating a likelihood of continued headwinds for discretionary spending. While we have not seen a material impact on adult tobacco consumer purchasing behavior as a result of tariffs and tariff speculation, we continue to monitor the additional pressure that tariff-related price increases may have. In addition, we are monitoring other effects of tariffs on our businesses, including the price, availability and quality of raw materials and ingredients, and component parts for production. While we expect higher tariffs to impact our costs in 2025, we do not expect the impact to be material based on presently available information on tariffs.
Overall discretionary income pressures on adult tobacco consumers have resulted in increased discount brand share performance and evolving adult tobacco consumer preferences, each of which have negatively impacted the sales volumes of our companies’ premium brands. For the second quarter of 2025, the discount share of the cigarette category reached 31.2%, an increase of 1.9 share points versus the second quarter of 2024. Additionally, we believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral nicotine pouches. We estimate that, when adjusted for calendar differences, trade inventory movements and other factors, total estimated domestic cigarette industry volume declined by 8.5% in the second quarter of 2025 versus the second quarter of 2024. In addition, the U.S. nicotine pouch category continued to grow throughout the second quarter of 2025 to 52.0% of the U.S. oral tobacco category, an increase of 10.0 share points versus the second quarter of 2024. As innovative smoke-free products evolve to better address the preferences of adult tobacco consumers, these consumers continue to transition from cigarettes and MST products to innovative smoke-free tobacco products, which has negatively impacted the sales volumes of our companies’ cigarette and MST products.
Product assortment, regulation and enforcement continue to evolve in the e-vapor category. Flavored disposable e-vapor products have continued driving growth in the e-vapor category. We estimate that flavored disposable e-vapor products, the majority of which we believe have evaded the regulatory process, represent more than 60% of the e-vapor category. In response to the proliferation of illicit flavored disposable e-vapor products, states and the federal government have taken various regulatory and enforcement actions. For example, the FDA and Customs and Border Protection have made it more difficult to import properly declared illicit e-vapor products, seized unauthorized vapor products and issued warning letters to importers. However, although the FDA, in conjunction with other federal entities, has increased enforcement activity, insufficient actions against manufacturers, distributors and retailers of tobacco products requiring FDA review for which no pre-market tobacco product applications (“PMTA”) have been submitted have allowed such products to continue to proliferate in the market.
Additionally, we continue to see increased illicit activity across multiple tobacco categories, including nicotine pouch products and cigarettes. Throughout 2024 and the first half of 2025, various synthetic oral nicotine pouch products emerged in traditional tobacco retailers. We continue to track the overall dynamics across multiple tobacco categories as well as competitive threats to our brands.
See Operating Results by Business Segment - Business Environment for additional information on the trends and developments discussed above.
The trends and developments above have not had a material adverse impact on our results of operations, cash flows or financial position or our ability to achieve our Vision. As the trends and developments evolve and new ones emerge, we will continue to evaluate the potential impacts on our businesses and Vision.

Consolidated Results of Operations for the Six Months Ended June 30, 2025
The changes in net earnings and diluted EPS for the six months ended June 30, 2025, from the six months ended June 30, 2024, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the six months ended June 30, 2024	$5,932	$3.41
2024 NPM Adjustment Items	(5)	—
2024 Acquisition and disposition-related items	(1,882)	(1.09)
2024 Asset impairment, exit and implementation costs	264	0.15
2024 Tobacco and health and certain other litigation items	52	0.03
2024 Amortization of intangibles	54	0.03
2024 ABI-related special items	(48)	(0.02)
2024 Cronos-related special items	19	0.01
2024 Income tax items	(52)	(0.03)
Subtotal 2024 special items (1)	(1,598)	(0.92)
2025 Acquisition and disposition-related items	(77)	(0.05)
2025 Asset impairment, exit and implementation costs	(896)	(0.53)
2025 Tobacco and health and certain other litigation items	(34)	(0.02)
2025 Amortization of intangibles	(62)	(0.04)
2025 ABI-related special items	(1)	—
2025 Cronos-related special items	16	0.01
2025 Income tax items	(13)	—
Subtotal 2025 special items	(1,067)	(0.63)
Fewer shares outstanding	—	0.08
Change in tax rate	60	0.03
Operations	128	0.07
For the six months ended June 30, 2025	$3,455	$2.04

2025 Reported Net Earnings and Reported Diluted EPS	$3,455	$2.04
2024 Reported Net Earnings and Reported Diluted EPS	$5,932	$3.41
% Change	(41.8)%	(40.2)%

2025 Adjusted Net Earnings and Adjusted Diluted EPS	$4,522	$2.67
2024 Adjusted Net Earnings and Adjusted Diluted EPS	$4,334	$2.49
% Change	4.3%	7.2%
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
▪Operations: The increase of $128 million in operations (which excludes the impact of special items shown in the table above) was due primarily to higher OCI, partially offset by lower income from our equity investment in ABI and higher interest and other debt expense, net.
For further details, see Consolidated Operating Results and Operating Results by Business Segment below.

Consolidated Results of Operations for the Three Months Ended June 30, 2025
The changes in net earnings and diluted EPS for the three months ended June 30, 2025, from the three months ended June 30, 2024, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the three months ended June 30, 2024	$3,803	$2.21
2024 Acquisition and disposition-related items	(1,882)	(1.09)
2024 Asset impairment, exit and implementation costs	264	0.15
2024 Tobacco and health and certain other litigation items	33	0.02
2024 Amortization of intangibles	30	0.02
2024 ABI-related special items	19	0.01
2024 Cronos-related special items	2	—
2024 Income tax items	19	0.01
Subtotal 2024 special items (1)	(1,515)	(0.88)
2025 Acquisition and disposition-related items	$(12)	$(0.01)
2025 Asset impairment, exit and implementation costs	(12)	(0.01)
2025 Tobacco and health and certain other litigation items	(4)	—
2025 Amortization of intangibles	(31)	(0.02)
2025 ABI-related special items	16	0.01
2025 Cronos-related special items	(2)	—
2025 Income tax items	(10)	—
Subtotal 2025 special items	(55)	(0.03)
Fewer shares outstanding	—	0.03
Change in tax rate	28	0.01
Operations	117	0.07
For the three months ended June 30, 2025	$2,378	$1.41

2025 Reported Net Earnings and Reported Diluted EPS	$2,378	$1.41
2024 Reported Net Earnings and Reported Diluted EPS	$3,803	$2.21
% Change	(37.5)%	(36.2)%

2025 Adjusted Net Earnings and Adjusted Diluted EPS	$2,433	$1.44
2024 Adjusted Net Earnings and Adjusted Diluted EPS	$2,288	$1.33
% Change	6.3%	8.3%
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
▪Operations: The increase of $117 million in operations (which excludes the impact of special items shown in the table above) was due primarily to higher OCI, partially offset by lower income from our equity investment in ABI and higher interest and other debt expense, net.
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
Beginning in the first quarter of 2025, we changed our treatment of our amortization of intangibles that we previously included in our adjusted results, including adjusted net earnings and adjusted diluted EPS, and now treat this expense as a special item and exclude it from our adjusted results. Amortization of intangibles is significantly impacted by the timing, frequency and size of acquisitions, each with unique facts and circumstances, which could result in amortization charges that could be inconsistent in size and timing. Net revenues generated from these definite-lived intangible assets during the periods presented, if applicable, are included in our adjusted financial measures.
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
Critical Accounting Estimates
Goodwill and Other Intangible Assets Impairment Testing
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require an interim quantitative impairment assessment. There have been no events or changes in circumstances that indicate an interim quantitative impairment assessment was required for the three months ended June 30, 2025. We will perform our annual impairment testing during the fourth quarter of 2025.
E-Vapor Reporting Unit Goodwill
At December 31, 2024, the estimated fair value of the e-vapor reporting unit exceeded its carrying value by approximately 28% ($0.3 billion). As further discussed in Note 4. Goodwill and Other Intangible Assets, net to our condensed consolidated financial statements in Item 1 (“Note 4”), we determined the estimated fair value of the e-vapor reporting unit as of March 31, 2025 was below its carrying value and recorded a non-cash goodwill impairment of $873 million for the three months ended March 31, 2025 in our condensed consolidated statements of earnings. As of March 31, 2025, after recording the goodwill impairment, the carrying value of goodwill within the e-vapor reporting unit was $895 million. In addition, the carrying value of the e-vapor reporting unit’s net assets (including the effect of intercompany debt), which was negative, approximated its estimated fair value.
At March 31, 2025, we used an income approach to estimate the fair value of the e-vapor reporting unit. Due to the uncertainties discussed below, our discounted cash flows are based on a range of scenarios that consider certain potential regulatory and market outcomes. In performing the discounted cash flow analysis, we made various judgments, estimates and assumptions, the most significant of which were volume, revenue, income, operating margins, perpetual growth rate and discount rates. The discount rates used in performing the valuation ranged from 12.0% to 15.0%.
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
Our management believes that the estimated fair value of the e-vapor reporting unit at March 31, 2025 remains reasonable and no events or circumstances exist indicating an impairment for the three months ended June 30, 2025. If the assumptions or judgments regarding the expectations for the future state of the e-vapor category and NJOY’s business discussed above fail to materialize as anticipated or if the discount rate used to estimate the fair value increases, we could have additional non-cash impairments of our e-vapor reporting unit goodwill in future periods, which could be material. A hypothetical 1% increase to the discount rate used to estimate the fair value of the e-vapor reporting unit as of March 31, 2025 would have resulted in an additional goodwill impairment charge of approximately $275 million in the first quarter of 2025.
Skoal Trademark Indefinite-Lived Intangible Asset
At December 31, 2024, the estimated fair value of the Skoal trademark exceeded its carrying value by approximately 7% ($0.3 billion). MST products, including Skoal, continued to be negatively impacted due in part to evolving adult tobacco consumer preferences, which have continued to contribute to reductions in sales volumes for MST products, including Skoal. For further discussion, see Trends and Developments above and Operating Results by Business Segment - Business Environment - Summary below.
If the decline in sales volume for Skoal is higher than currently estimated and results in material revenue declines, we believe there may be a material adverse effect on the significant assumptions used in performing our valuation. We believe that the estimated fair value of the Skoal trademark at December 31, 2024 remains reasonable and no events or circumstances exist indicating an impairment for the three months ended June 30, 2025. If Skoal’s actual revenue and income or long-term outlook are significantly unfavorable compared to forecasted performance used to estimate the fair value or if the discount rate used to estimate the fair value increases, we could have material non-cash impairments of the Skoal trademark in future periods. Based on the 2024 annual impairment test, a hypothetical 1% increase to the discount rate used would have resulted in a pre-tax impairment charge to the Skoal intangible asset of approximately $85 million.
For further discussion of goodwill and other intangible assets, including the impairments of the e-vapor reporting unit goodwill in the first quarter of 2025 and the Skoal trademark in the second quarter of 2024, see Note 4.

Consolidated Operating Results

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net Revenues:
Smokeable products	$9,979	$10,401	$5,357	$5,495
Oral tobacco products	1,407	1,362	753	711
All other	(25)	22	(8)	3
Net revenues	$11,361	$11,785	$6,102	$6,209
Excise Taxes on Products:
Smokeable products	$1,502	$1,742	$787	$908
Oral tobacco products	50	49	25	24
Excise taxes on products	$1,552	$1,791	$812	$932
Operating Income:
OCI:
Smokeable products	$5,399	$5,246	$2,930	$2,807
Oral tobacco products	931	532	498	97
All other	(1,122)	(172)	(108)	(111)
Amortization of intangibles	(74)	(64)	(37)	(37)
General corporate expenses	(116)	(335)	(53)	(223)
Operating income	$5,018	$5,207	$3,230	$2,533
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

The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the six months ended June 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2025 Reported	$4,801	$1,346	$3,455	$2.04
Acquisition and disposition-related items	95	18	77	0.05
Asset impairment, exit and implementation costs	903	7	896	0.53
Tobacco and health and certain other litigation items	45	11	34	0.02
Amortization of intangibles	74	12	62	0.04
ABI-related special items	2	1	1	—
Cronos-related special items	(16)	—	(16)	(0.01)
Income tax items	—	(13)	13	—
2025 Adjusted for Special Items	$5,904	$1,382	$4,522	$2.67

2024 Reported	$7,855	$1,923	$5,932	$3.41
NPM Adjustment Items	(6)	(1)	(5)	—
Acquisition and disposition-related items	(2,557)	(675)	(1,882)	(1.09)
Asset impairment, exit and implementation costs	354	90	264	0.15
Tobacco and health and certain other litigation items	68	16	52	0.03
Amortization of intangibles	64	10	54	0.03
ABI-related special items	(62)	(14)	(48)	(0.02)
Cronos-related special items	20	1	19	0.01
Income tax items	—	52	(52)	(0.03)
2024 Adjusted for Special Items (1)	$5,736	$1,402	$4,334	$2.49
(1) Prior period amounts have been recast to conform with current period presentation for amortization of intangibles, which we did not previously identify as a special item and we now exclude from our adjusted financial measures. See Non-GAAP Financial Measures above.

The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the three months ended June 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2025 Reported	$3,118	$740	$2,378	$1.41
Acquisition and disposition-related items	16	4	12	0.01
Asset impairment, exit and implementation costs	15	3	12	0.01
Tobacco and health and certain other litigation items	5	1	4	—
Amortization of intangibles	37	6	31	0.02
ABI-related special items	(19)	(3)	(16)	(0.01)
Cronos-related special items	2	—	2	—
Income tax items	—	(10)	10	—
2025 Adjusted for Special Items	$3,174	$741	$2,433	$1.44

2024 Reported	$5,116	$1,313	$3,803	$2.21
Acquisition and disposition-related items	(2,557)	(675)	(1,882)	(1.09)
Asset impairment, exit and implementation costs	354	90	264	0.15
Tobacco and health and certain other litigation items	44	11	33	0.02
Amortization of intangibles	37	7	30	0.02
ABI-related special items	24	5	19	0.01
Cronos-related special items	3	1	2	—
Income tax items	—	(19)	19	0.01
2024 Adjusted for Special Items (1)	$3,021	$733	$2,288	$1.33
(1) Prior period amounts have been recast to conform with current period presentation for amortization of intangibles, which we did not previously identify as a special item and we now exclude from our adjusted financial measures. See Non-GAAP Financial Measures above.
The following special items affected the comparability of statements of earnings amounts for the six and three months ended June 30, 2025 and 2024:
▪Acquisition and disposition-related items: We recorded net pre-tax charges of $70 million and $16 million for the six and three months ended June 30, 2025, respectively, due to expenses related to the U.S International Trade Commission (“ITC”) exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States. These charges are net of insurance recoveries from insurance contracts associated with the acquisition of NJOY Holdings, Inc. (“NJOY Transaction”). For further information on the ITC’s determination, see E-vapor Product Litigation in Note 14. Contingencies to our condensed consolidated financial statements in Item 1 (“Note 14”). We recorded these items as follows:

(in millions)	For the Six Months Ended June 30, 2025	For the Three Months Ended June 30, 2025
Net revenues (1)	$42	$8
Cost of sales (1)	44	7
Marketing, administration and research costs (2)	(16)	1
Total	$70	$16
(1) Included in our all other category.
(2) Recorded as general corporate expense, net of $25 million in insurance recoveries. In 2024 and 2025, we incurred total costs of $156 million associated with the ITC determination and patent infringement lawsuits related to the NJOY Transaction, which were offset by insurance recoveries of $50 million. These total amounts include $61 million of costs offset by $25 million of insurance recoveries recorded in 2024.
Additionally, we recorded a non-cash, pre-tax charge of $25 million for the six months ended June 30, 2025 for the change in the fair value of the contingent payments associated with the NJOY Transaction. In connection with the June 2024 issuance by the FDA of MGOs for four NJOY menthol e-vapor products, we recorded a pre-tax charge of approximately $140 million for the six and three months ended June 30, 2024 for the change in the fair value of the contingent payments associated with the NJOY Transaction. These charges were recorded as general corporate expense and included in marketing, administration and research costs in our condensed consolidated statements of earnings. For further information, see Contingent Payments in Note 7. Financial Instruments.
We recorded a pre-tax gain of $2.7 billion upon the assignment of the IQOS Tobacco Heating System (“IQOS System”) commercialization rights to Philip Morris International Inc. in April 2024, for the six and three months ended June 30, 2024.
▪Asset Impairment, Exit and Implementation Costs: We recorded pre-tax charges of $903 million, which consisted primarily of a non-cash impairment charge of $873 million to reduce the carrying value of the e-vapor reporting unit goodwill to its estimated fair value for the six months ended June 30, 2025 in our all other category. There was no income tax benefit associated with the impairment of the e-vapor reporting unit goodwill as the impairment is non-deductible for tax purposes. We recorded a non-cash, pre-tax impairment of the Skoal trademark of $354 million for the six and three months ended June 30, 2024 in our oral tobacco products segment. For further discussion, see Note 4.
▪Tobacco and Health and Certain Other Litigation Items: For a discussion of tobacco and health and certain other litigation items and a breakdown of these costs by segment, see Note 14 and Tobacco and Health and Certain Other Litigation Items in Note 11, respectively.
▪Amortization of Intangibles: We recorded pre-tax amortization expense of definite-lived intangible assets of $74 million and $64 million for the six months ended June 30, 2025 and 2024, respectively, and $37 million for the three months ended June 30, 2025 and 2024, respectively, in marketing, administration and research costs in our condensed consolidated statements of earnings.
▪ABI-Related Special Items: We recorded net pre-tax income of $62 million from our investment in ABI for the six months ended June 30, 2024, which consisted primarily of a gain related to our sale of a portion of our investment in ABI (“ABI Transaction”), net of transaction costs. For further information on the gain related to the ABI Transaction, see Note 6. Investments in Equity Securities to our condensed consolidated financial statements in Item 1.
The ABI-related special items include our respective share of the amounts recorded by ABI and additional adjustments related to (i) the conversion of ABI-related special items from international financial reporting standards to GAAP and (ii) adjustments to our investment required under the equity method of accounting.
▪Income Tax Items: We recorded income tax items of $52 million for the six months ended June 30, 2024, due primarily to an income tax benefit from the partial release of a valuation allowance associated with our losses related to our former investment in JUUL Labs, Inc. (“JUUL”), partially offset by interest expense on tax reserves recorded in prior years. The valuation allowance release was due to our capital gain on the ABI Transaction.
Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Net revenues, which include excise taxes billed to customers, decreased $424 million (3.6%), due primarily to lower net revenues in our smokeable products segment.
Cost of sales decreased $329 million (10.8%), due primarily to lower shipment volume and lower per unit settlement charges in our smokeable products segment, partially offset by higher NJOY costs.
Excise taxes on products decreased $239 million (13.3%), due primarily to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs decreased $187 million (13.4%), due primarily to lower acquisition-related items discussed above and transaction costs associated with the ABI Transaction in 2024, both of which are included in general corporate expenses.
Operating income decreased $189 million (3.6%), due primarily to lower OCI (which includes the net impact of a non-cash impairment of the e-vapor reporting unit goodwill in 2025 and a non-cash impairment of the Skoal trademark in our oral tobacco product segment in 2024), partially offset by lower general corporate expenses.
(Income) losses from investments in equity securities were unfavorable $123 million (29.7%), due primarily to lower income from our equity investment in ABI (due primarily to our gain on the ABI Transaction in 2024 and lower ownership interest), partially offset by favorable Cronos-related special items.
Provision for income taxes decreased $577 million (30.0%), due primarily to lower earnings before income taxes, partially offset by unfavorable tax items as discussed above.
Reported net earnings of $3,455 million decreased $2,477 million (41.8%), due primarily to the gain on the sale of the IQOS System commercialization rights in 2024, lower operating income, unfavorable results from our equity investment in ABI and unfavorable income tax items. Reported basic and diluted EPS of $2.04, each decreased by 40.2% due to lower reported net earnings, partially offset by fewer shares outstanding.

Adjusted net earnings of $4,522 million increased $188 million (4.3%), due primarily to higher OCI and a lower adjusted tax rate, partially offset by lower income from our equity investment in ABI and higher interest and other debt expense, net. Adjusted diluted EPS of $2.67 increased by 7.2%, due to higher adjusted net earnings and fewer shares outstanding.
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Net revenues, which include excise taxes billed to customers, decreased $107 million (1.7%), due primarily to lower net revenues in our smokeable products segment, partially offset by higher net revenues in our oral tobacco segment.
Cost of sales decreased $162 million (10.1%), due primarily to lower shipment volume and lower per unit settlement charges in our smokeable products segment.
Excise taxes on products decreased $120 million (12.9%), due primarily to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs decreased $169 million (21.4%), due primarily to lower acquisition-related items discussed above.
Operating income increased $697 million (27.5%), due primarily to higher OCI (which includes the non-cash impairment of the Skoal trademark in 2024 in our oral tobacco product segment) and lower general corporate expenses.
(Income) losses from investments in equity securities were favorable $29 million (24.4%), due primarily to higher income from our equity investment in ABI (due primarily to favorable special items, partially offset by lower ownership interest).
Provision for income taxes decreased $573 million (43.6%), due primarily to lower earnings before income taxes.
Reported net earnings of $2,378 million decreased $1,425 million (37.5%), due primarily to the gain on the sale of the IQOS System commercialization rights in 2024, partially offset by higher operating income. Reported basic and diluted EPS of $1.41, each decreased by 36.2% due to lower reported net earnings, partially offset by fewer shares outstanding.
Adjusted net earnings of $2,433 million increased $145 million (6.3%), due primarily to higher OCI, partially offset by lower income from our equity investment in ABI and higher interest and other debt expense, net. Adjusted diluted EPS of $1.44 increased by 8.3%, due to higher adjusted net earnings and fewer shares outstanding.
Operating Results by Business Segment
Business Environment
Summary
The U.S. tobacco industry faces a number of business and legal challenges that have materially adversely affected and may continue to materially adversely affect our business, results of operations, cash flows or financial position or our ability to achieve our Vision. These challenges, which we discuss below and in more detail in Note 14, and in Part I, Item 1A. Risk Factors in our 2024 Form 10-K and in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (“First Quarter Form 10-Q”), include:
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
▪the highly competitive nature of all tobacco categories, including competitive disadvantages related to the impact on cigarette prices due to the settlement of certain healthcare cost recovery litigation and the growth of innovative tobacco products, such as e-vapor and oral nicotine pouch products;
▪the growth of products using nicotine analogues that are designed to imitate the effects of nicotine but are not subject to the FDA regulatory framework for tobacco products; and
▪potential adverse changes in prices, availability and quality of tobacco, other raw materials and component parts, including as a result of changes in macroeconomic, geopolitical, climate and environmental conditions.
We continue to monitor the evolving business, legal and regulatory challenges within our business environment to assess potential impacts on us. Changes in these and other conditions could have a material adverse effect on our business, results of operations, cash flows, financial position and our ability to achieve our Vision.
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
Effective April 2022, the U.S. Congress expanded the statutory definition of tobacco products to include products containing nicotine derived from any source, including synthetic nicotine. See Pre-Market Review Pathways for Tobacco Products and Market Authorization Enforcement below for additional information. Currently, however, the statutory definition of tobacco products does not cover products containing nicotine analogues, which are designed to imitate the effects of nicotine. As a result, products containing nicotine analogues are not subject to the FDA regulatory framework for tobacco products.
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
The FDA’s implementation of the FSPTCA and related regulations and guidance also may have an impact on enforcement efforts by states, territories and localities of their laws and regulations as well as of the State Settlement Agreements (see State Settlement Agreements below).  Such enforcement efforts may adversely affect our operating companies’ abilities to market and sell tobacco products in those states, territories and localities.
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
For products currently on the market, the FDA pre-market authorization enforcement policy varies based on product type and date of availability on the market, specifically:
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
The FSPTCA requires the FDA to issue a marketing order (either an MGO or a marketing denial order (“MDO”)) with respect to a PMTA no later than 180 days after receipt of the PMTA. Following the 180-day FDA review period, the FSPTCA allows any party that receives an MDO to seek expedited judicial review of the ruling in a federal appellate court within 30 days. Together, these statutory deadlines for FDA action and judicial review create a structure and timeline for manufacturers seeking to market new products. We are unaware of any FDA enforcement actions relating to products for which a PMTA has been pending longer than the 180-day review period. Although it is possible that the FDA may bring such an action in the future, we believe that any enforcement action against sales in the United States of products with PMTAs pending for more than 180 days would conflict with the FSPTCA and FDA enforcement practice to date. In the future, our operating companies may decide to commercialize products that have not received MGOs from the FDA if the operating company submitted a PMTA with respect to any such product in compliance with the FSPTCA and the FDA failed to issue a marketing order within the statutory review period.
Modifications to currently marketed products, including modifications that result from, for example, changes to the quantity of tobacco product(s) in a package, a manufacturer being unable to acquire ingredients or a supplier or contract manufacturer being unable to maintain the consistency required in ingredients or manufacturing processes, could trigger the FDA’s pre-market review process. Additionally, a manufacturer may be unable to maintain consistency in manufacturing processes as it increases the scale of its manufacturing operations in response to market expansion or product introduction. These circumstances could cause a manufacturer to receive (i) a “not substantially equivalent” determination or (ii) a denial or withdrawal of a PMTA, either of which could result in a product being removed from the market. In addition, new scientific data continues to be developed relating to innovative tobacco products, which could impact the FDA’s determination as to whether a product is, or continues to be, appropriate for the protection of public health and could, therefore, result in the removal of one or more products from the market. Any such actions affecting our operating companies’ products could have a material adverse impact on our business, results of operations, cash flows or financial position.
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
While we believe PM USA’s and USSTC’s current Provisional Products meet the statutory requirements of the FSPTCA, we cannot predict how the FDA will ultimately apply law, regulation, guidance or enforcement authority to various SE reports. Should PM USA or USSTC receive unfavorable determinations on any SE report currently pending with the FDA, we believe PM USA and USSTC can replace the vast majority of these product volumes with other FDA authorized products or with Pre-existing Tobacco Products.
Cigarette and smokeless tobacco products introduced into the market or modified after March 22, 2011 are “Non-Provisional Products” and must apply to receive an MGO from the FDA prior to being offered for sale. MGOs for Non-Provisional Products may be obtained by filing an SE report, a PMTA or using another pre-market pathway established by the FDA. PM USA and USSTC may not be able to obtain an MGO for non-provisional products because the FDA may determine that any such product does not meet the statutory requirements for approval.
Products Regulated in 2016: Manufacturers of products first regulated by the FDA in 2016, including cigars, oral nicotine pouches and e-vapor products, that were on the market as of August 8, 2016 and not subsequently modified must have filed an SE report or a PMTA by the filing deadline of September 9, 2020 in order for their products to remain on the market. These products can remain on the market during FDA review through enforcement discretion, so long as the report or application was timely filed with the FDA. For those products still under FDA review, it is uncertain when and for how long the FDA may permit continued marketing and sale of those products pursuant to its discretion. For products (new or modified) not on the market as of August 8, 2016, manufacturers must file an SE report or a PMTA. As described above, the FSPTCA requires the FDA to issue a marketing order with respect to a PMTA no later than 180 days after receipt of the PMTA.
Helix submitted PMTAs for on! oral nicotine pouches on the market as of August 2016 in May 2020, PMTAs for additional on! oral nicotine pouches in September 2024 and PMTAs for on! PLUS oral nicotine pouches in tobacco, mint and wintergreen flavors in June 2024. As of July 28, 2025, the FDA has not issued a marketing order with respect to any on! or on! PLUS PMTA.
As of July 28, 2025, Middleton has received MGOs or exemptions that cover over 99% of its cigar product volume.
As a result of our June 2023 acquisition of NJOY Holdings, Inc., we gained full global ownership of NJOY’s e-vapor product portfolio, including NJOY ACE, a pod-based e-vapor product with an MGO from the FDA, and NJOY DAILY, which also has an MGO. In June 2024, NJOY received MGOs with respect to two NJOY ACE menthol products and two NJOY DAILY menthol products. In May 2024, NJOY submitted a supplemental PMTA to the FDA to commercialize and market the NJOY ACE 2.0 device, which leverages Bluetooth® connectivity to incorporate access restriction technology designed to prevent underage use by authenticating the user before unlocking the device. Also in May 2024, NJOY re-submitted PMTAs for blueberry and watermelon flavored pod-based e-vapor products that work exclusively with the Bluetooth®-enabled NJOY ACE 2.0 device. These products previously received MDOs on the basis of FDA concerns regarding potential underage use. NJOY ACE and the NJOY ACE 2.0 are subject to U.S. International Trade Commission exclusion and cease-and-desist orders prohibiting their importation and sale in the United States. NJOY Daily is not subject to these orders.
Effect of Adverse FDA Determinations: FDA review timeframes have varied. It is therefore difficult to predict the duration of FDA reviews of SE reports or PMTAs. An unfavorable determination on an application, the withdrawal by the FDA of a prior MGO, an FDA enforcement action or other changes in FDA regulatory requirements could result in the removal of products from the market. A “not substantially equivalent” determination, a denial of a PMTA, an MGO withdrawal or an enforcement action by the FDA with respect to one or more products (each of which could require the removal of the product or products from the market) could have a material adverse impact on our business, results of operations, cash flows or financial position.

Also, adverse FDA determinations or enforcement actions concerning innovative tobacco products could have a material adverse effect on our innovative tobacco businesses and our ability to achieve our Vision.
Post-Market Surveillance: Manufacturers that receive MGOs must adhere to the FDA post-market record keeping and reporting requirements, as detailed in market orders and in the final PMTA rule. The requirements include prior notification of marketing activities. The FDA may amend requirements of an MGO or withdraw the MGO based on this information if, among other reasons, it determines that the continued marketing of the products is no longer appropriate for the protection of the public health. In the future, if the FDA fails to issue a marketing order within the statutory review period with respect to a PMTA submitted by one of our operating companies and that operating company elects to commercialize the applicable product, we expect that our operating company would operate consistent with the post-market record keeping and reporting requirements of the FDA’s most recently issued MGOs for similar products.
▪FDA Regulatory Actions
▪Graphic Warnings: In March 2020, the FDA issued a final rule requiring 11 textual warnings accompanied by color graphics depicting certain negative health consequences of smoking on cigarette packaging and advertising. PM USA and other cigarette manufacturers filed lawsuits challenging the final rule on substantive and procedural grounds. In December 2022, the U.S. District Court for the Eastern District of Texas found in favor of cigarette manufacturers in one such suit and blocked the rule, finding it unconstitutional on the basis that it compelled speech in violation of the First Amendment. The FDA appealed the decision, and, in March 2024, the U.S. Court of Appeals for the Fifth Circuit reversed the district court and remanded the case for further proceedings. In August 2024, the cigarette manufacturers in the suit petitioned the U.S. Supreme Court to review the case, which the U.S. Supreme Court declined to do.
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
Additionally, the FDA issued final guidance in April 2020, stating that it intended to prioritize enforcement action against certain product categories, including pod-based, flavored e-vapor products and products targeted to minors. For more information on the FDA’s and other federal agencies’ enforcement efforts, see Investigation and Enforcement below.
▪E-Vapor Products: In September 2022, the FDA represented that it had resolved more than 99% of the timely applications it had received, the vast majority of which were for e-vapor products and resulted in MDOs. As of July 28, 2025, many manufacturers of menthol and other flavored e-vapor products have received MDOs for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefits of their products to adult smokers overcome the risks that their products pose to youth. The FDA has communicated in these MDOs that vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of Public Health” standard and that successful applications require strong, product-specific evidence. A number of these manufacturers are challenging the MDOs for their products. In January 2024, the U.S. Court of Appeals for the Fifth Circuit ruled that the FDA had unlawfully changed its position with respect to the information required to obtain a PMTA. The court decided the case en banc, with all judges on the court hearing the case. In July 2024, the U.S. Supreme Court agreed to review the U.S. Court of Appeals for the Fifth Circuit’s decision. In April 2025, the U.S. Supreme Court vacated the U.S. Court of Appeals for the Fifth Circuit’s determination, concluding that manufacturers had been given fair notice of the PMTA requirements, and remanded the case for further review. Other U.S. Courts of Appeals have upheld adverse FDA determinations.

▪Potential Product Standards
▪Nicotine in Cigarettes and Other Combustible Tobacco Products: In January 2025, the FDA proposed a tobacco product standard that would establish a maximum nicotine level in cigarettes and certain other combustible tobacco products (including little cigars, cigarillos and most large cigars) significantly lower than the average concentration in these products currently on the market with the aim of making such products minimally or non-addictive. The public comment period on the proposed product standard is scheduled to close on September 15, 2025, and we intend to engage with the FDA through the rulemaking process, including by submitting comments. We believe the rulemaking process for this proposed product standard will take multiple years to complete.
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
▪Tobacco Product Manufacturing Practices: In March 2023, the FDA, pursuant to the requirements of the FSPTCA, issued a proposed rule setting forth requirements for tobacco product manufacturers regarding the manufacture, design, packing and storage of their products. This proposed rule establishes a framework of tobacco product manufacturing practices. OMB lists the rule as a long-term action. If the proposed rule were to take effect, our operating companies could experience increased costs to comply with the rule.
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

Although the FDA, in conjunction with other federal entities, has increased enforcement activity, insufficient actions against manufacturers, distributors and retailers of tobacco products requiring FDA review for which no PMTA has been submitted have allowed such products to proliferate on the market. In addition, the FDA’s failure to clearly define product pathways and issue marketing orders within the statutory review period has resulted in a market with few authorized smoke-free products available to adult tobacco consumers.
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
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and July 28, 2025, the weighted-average state cigarette excise tax increased from $0.36 to $1.93 per pack. Three states (Maryland, Colorado and Rhode Island) increased excise taxes in 2024. As of July 28, 2025, three states (Hawaii, Indiana and Maine) have increased excise taxes in 2025. Various other increases are under consideration or have been proposed.
A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. We support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of July 28, 2025, the federal government, 25 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST.
An increasing number of states and localities are proposing excise taxes on e-vapor products and oral nicotine pouches. As of July 28, 2025, 36 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 17 states and the District of Columbia have enacted legislation to tax oral nicotine pouches.
Tax increases are expected to continue to have an adverse impact on sales of our operating companies’ products through lower consumption levels and the potential shift in adult tobacco consumer purchases from premium to non-premium or discount cigarettes, to lower-taxed tobacco products or to counterfeit and contraband products. Lower sales volume and reported share performance of our operating companies’ products could have a material adverse effect on our business, results of operations, cash flows or financial position. In addition, substantial excise tax increases on e-vapor and oral nicotine products may negatively impact adult smokers’ transition to these products, which could materially adversely affect our innovative tobacco businesses and our ability to achieve our Vision.
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of July 28, 2025, 182 countries, as well as the European Union, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
There are a number of proposals under consideration by the governing body of the FCTC, some of which call for substantial restrictions on the manufacture, marketing, distribution and sale of tobacco products. It is not possible to predict the outcome of these proposals or the impact of any FCTC actions on legislation or regulation in the United States, either indirectly or as a result of the United States becoming a party to the FCTC, or whether or how these actions might indirectly influence FDA regulation and enforcement.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings, (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products and (v) requires manufacturers of e-vapor products to certify that they are in compliance with FDA requirements to be allowed to sell in the state. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. As of July 28, 2025, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, New York, Rhode Island and Utah) and the District of Columbia have passed such legislation. Some states, such as New York and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway. The legislation in California, which became effective in December 2022, bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen. Maryland banned e-vapor product flavors other than tobacco and menthol through Maryland Department of Assessments and Taxation rulemaking.
Indiana, Massachusetts and Utah passed legislation capping the amount of nicotine in e-vapor products. As of July 28, 2025, legislation relating to this issue is pending in one other state.
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
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: In December 2019, after a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of July 28, 2025, 44 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on our operating companies’ sales volumes, we support and advocate for raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels.
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
▪Other Legislation or Governmental Initiatives: In addition to the actions discussed above, other regulatory initiatives affecting the tobacco industry have been adopted or are being considered at the federal level and in a number of state and local jurisdictions. For example, legislation has been introduced or enacted at the state or local level to subject tobacco products to various reporting requirements and performance standards; establish educational campaigns relating to tobacco consumption or tobacco control programs or provide additional funding for governmental tobacco control activities; restrict the sale of tobacco products in certain retail establishments and the sale of tobacco products in certain package sizes; prohibit the sale of tobacco products based on environmental concerns; impose responsibility on manufacturers for the disposal, recycling or other treatment of post-consumer goods such as plastic packaging; require tax stamping of smokeless tobacco products; require the use of state tax stamps using data encryption technology; and further restrict the sale, marketing and advertising of cigarettes and other tobacco products. Such legislation may be subject to constitutional or other challenges on various grounds, which may or may not be successful. In addition, if a pandemic or similar health emergency occurs, state and local governments may reimpose additional health and safety requirements for all businesses, which could result in the potential temporary closure of certain businesses and facilities. It is possible that tobacco manufacturing and other facilities and the facilities of our suppliers, our suppliers’ suppliers and our trade partners could be subject to additional government-mandated temporary closures and restrictions.
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
▪Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. For example, we are, or recently have been, subject to a number of governmental investigations with respect to our former investment in JUUL, which we divested in March 2023, including the following: (i) the U.S. Federal Trade Commission (“FTC”) issued a Civil Investigative Demand to us while conducting its antitrust review of our former investment in JUUL; (ii) the SEC commenced an investigation relating to our acquisition, disclosures and accounting controls in connection with the JUUL investment; and (iii) the New York State Office of the Attorney General and the Commonwealth of Massachusetts Office of the Attorney General, separately, issued independent subpoenas to us seeking documents relating to our former investment in and provision of services to JUUL.
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
Illicit Trade in Tobacco Products
Illicit trade in tobacco products has had, and could continue to have, an adverse impact on our businesses, including the sales volumes and market shares of our operating companies’ innovative and smoke-free products and traditional tobacco products. Illicit trade can take many forms, including the sale of counterfeit tobacco products; the sale of tobacco products requiring FDA review for which no PMTA has been submitted; the sale of tobacco products in the United States that are intended for sale outside the country; the sale of untaxed tobacco products over the Internet and by other means designed to avoid the collection of applicable taxes; and diversion into one taxing jurisdiction of tobacco products intended for sale in another. Counterfeit tobacco products, for example, are manufactured by unknown third parties in unregulated environments. Counterfeit versions of our products can negatively affect adult tobacco consumer experiences with and opinions of those brands. Illicit disposable e-vapor and oral nicotine pouch products may be designed to appeal to youth and are manufactured without scientific standards, exposing consumers to undocumented risks. Illicit trade in tobacco products also harms law-abiding wholesalers and retailers by depriving them of lawful sales and undermines the significant investment we have made in legitimate distribution channels. Moreover, illicit trade in tobacco products results in federal, state and local governments losing tax revenues. Losses in tax revenues can cause such governments to take various actions, including increasing excise taxes, imposing legislative or regulatory requirements, or asserting claims against manufacturers of tobacco products or members of the trade channels through which such tobacco products are distributed and sold, each of which could have an adverse effect on our business, results of operations, cash flows or financial position.
Prohibitionist policies, such as California’s ban on the sale of flavored tobacco products, which went into effect in 2022, can have unintended negative consequences, including the proliferation of counterfeit and unregulated products. We actively engage with regulators, state and federal lawmakers, our trade partners and other stakeholders to bring awareness to these issues. When appropriate, we also take legal action to protect our lawful e-vapor product business, such as the lawsuit we filed in federal court in California against manufacturers, distributors and retailers of illicit e-vapor products.
In June 2024, the U.S. Department of Justice (“DOJ”) and the FDA announced the creation of a federal multi-agency task force to combat the illegal marketing and sale of e-vapor products in the United States. The DOJ and the FDA stated that the task force will focus on many topics, such as investigating and prosecuting new criminal, civil, seizure and forfeiture actions under various U.S. laws, including the FSPTCA. While these federal entities have increased enforcement activity against manufacturers, distributors and retailers of tobacco products requiring FDA review for which no PMTA has been submitted, we do not believe these efforts have had a significant impact on the volume of such products on the market.
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
Current geopolitical and macroeconomic conditions (including tariffs, inflation, high interest rates, labor shortages, supply and demand imbalances and international armed conflict) and adverse weather events have caused and continue to cause worldwide disruptions and delays to supply chains and commercial markets, and have limited access to, and increased the cost of, raw materials, ingredients and component parts (for example, wood tips used in our cigar products and aluminum used in our packaging). As consumer demand increases for innovative smoke-free products and decreases for combustible and MST products, the volume of raw materials, ingredients and component parts required for the production of combustible and MST products has decreased. Reduced demand for raw materials, ingredients and component parts may reduce supply and availability of raw materials, ingredients and component parts as suppliers divert resources to other products or cease producing these products. Furthermore, challenging economic conditions can create the risk that our suppliers, distributors, logistics providers or other third-party partners suffer financial or operational difficulties, which may impact their ability to provide us with or distribute finished product, raw materials and component parts and services in a timely manner or at all. If we are unable to identify alternate sources of raw materials, ingredients and component parts for our operating companies’ products, we could be exposed to supply risk.
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
Operating Results
Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our smokeable products segment:

	Operating Results
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change
Net revenues	$9,979	$10,401	(4.1)%	$5,357	$5,495	(2.5)%
Excise taxes	(1,502)	(1,742)		(787)	(908)
Revenues net of excise taxes	$8,477	$8,659		$4,570	$4,587

Reported OCI	$5,399	$5,246	2.9%	$2,930	$2,807	4.4%
NPM Adjustment Items	—	(6)		—	—
Asset impairment, exit and implementation costs	26	—		13	—
Tobacco and health and certain other litigation items	40	38		4	20
Adjusted OCI	$5,465	$5,278	3.5%	$2,947	$2,827	4.2%

Reported OCI margins (1)	63.7%	60.6%	3.1 pp	64.1%	61.2%	2.9 pp
Adjusted OCI margins (1)	64.5%	61.0%	3.5 pp	64.5%	61.6%	2.9 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Net revenues, which include excise taxes billed to customers, decreased $422 million (4.1%), due primarily to lower shipment volume ($1,414 million), partially offset by higher pricing ($968 million), which includes higher promotional investments.
Reported OCI increased $153 million (2.9%), due primarily to higher pricing, which includes higher promotional investments, lower per unit settlement charges and lower costs ($53 million), partially offset by lower shipment volume ($942 million) and costs associated with our Optimize & Accelerate initiative in 2025 ($26 million).
Adjusted OCI increased $187 million (3.5%), due primarily to higher pricing, which includes higher promotional investments, lower per unit settlement charges and lower costs, partially offset by lower shipment volume.
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Net revenues, which include excise taxes billed to customers, decreased $138 million (2.5%), due primarily to lower shipment volume ($639 million), partially offset by higher pricing ($477 million), which includes higher promotional investments.

Reported OCI increased $123 million (4.4%), due primarily to higher pricing, which includes higher promotional investments, lower per unit settlement charges, lower costs ($26 million) and lower tobacco and health and certain other litigation items ($16 million), partially offset by lower shipment volume ($432 million) and costs associated with our Optimize & Accelerate initiative in 2025 ($13 million).
Adjusted OCI increased $120 million (4.2%), due primarily to higher pricing, which includes higher promotional investments, lower per unit settlement charges and lower costs, partially offset by lower shipment volume.
Shipment Volume and Retail Share Results
The following table summarizes our smokeable products segment’s shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(sticks in millions)	2025	2024	Change	2025	2024	Change
Cigarettes:
Marlboro	27,436	31,289	(12.3)%	14,458	16,316	(11.4)%
Other premium	1,397	1,573	(11.2)%	719	826	(13.0)%
Discount	1,437	1,486	(3.3)%	889	756	17.6%
Total cigarettes	30,270	34,348	(11.9)%	16,066	17,898	(10.2)%
Cigars:
Black & Mild	883	877	0.7%	478	460	3.9%
Other	1	2	(50.0)%	1	2	(50.0)%
Total cigars	884	879	0.6%	479	462	3.7%
Total smokeable products	31,154	35,227	(11.6)%	16,545	18,360	(9.9)%
Note: Cigarettes shipment volume includes Marlboro; Other premium brands, such as Virginia Slims and Parliament; and Discount brands, which include L&M and Basic. Cigarettes volume includes units sold as well as promotional units but excludes units not considered domestic, which are not material to our smokeable products segment.
The following table summarizes our cigarettes retail share performance:

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2025	2024	Percentage Point Change	2025	2024	Percentage Point Change
Cigarettes:
Marlboro	41.0%	42.0%	(1.0)	41.0%	41.9%	(0.9)
Other premium	2.2	2.3	(0.1)	2.2	2.3	(0.1)
Discount	1.9	2.0	(0.1)	2.0	2.0	—
Total cigarettes	45.1%	46.3%	(1.2)	45.2%	46.2%	(1.0)
Note: Retail share results for cigarettes are based on data from Circana, LLC (“Circana”), as well as Management Science Associates, Inc. (“MSAi”). Circana maintains a blended retail service that uses a sample of stores and certain wholesale shipments to project market share and depict share trends. This service tracks sales in the food, drug, mass merchandisers, convenience, military, dollar store and club trade classes. For other trade classes selling cigarettes, retail share is based on shipments from wholesalers to retailers through the Store Tracking Analytical Reporting System, as provided by MSAi. This service is not designed to capture sales through other channels, including the internet, direct mail and some tax-advantaged outlets. It is the standard practice of retail services to periodically refresh their retail scan services, which could restate retail share results that were previously released in these services.
For a discussion of volume trends and factors that impact volume and retail share performance, see Trends and Developments and Operating Results by Business Segment - Business Environment - Summary above.
Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 11.9%, driven primarily by the industry’s decline rate (impacted by the continued growth of flavored disposable e-vapor products, the majority of which we believe have evaded the regulatory process, and discretionary income pressures on adult tobacco consumers), retail share losses and calendar differences. When adjusted for calendar differences and trade inventory movements, our smokeable products segment domestic cigarette shipment volume decreased by an estimated 11.0%. When adjusted for trade inventory movements, calendar differences and other factors, total estimated domestic cigarette industry volume decreased by an estimated 8.5%.
Shipments of premium cigarettes accounted for 95.3% and 95.7% of our smokeable products segment’s reported domestic cigarettes shipment volume for the six months ended June 30, 2025 and 2024, respectively.
Marlboro share of the premium segment was 59.4%, an increase of 0.1 share point.
Total cigarettes industry discount category retail share was 31.0%, an increase of 1.8 share points, primarily due to continued discretionary income pressures on adult tobacco consumers.
Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 10.2%, driven primarily by the industry’s decline rate (impacted by the continued growth of flavored disposable e-vapor products, the majority of which we believe have evaded the regulatory process, and discretionary income pressures on adult tobacco consumers) and retail share losses. When adjusted for trade inventory movements, our smokeable products segment domestic cigarette shipment volume decreased by an estimated 10.5%. When adjusted for trade inventory movements, total estimated domestic cigarette industry volume decreased by an estimated 8.5%.
Shipments of premium cigarettes accounted for 94.5% and 95.8% of our smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended June 30, 2025 and 2024, respectively.
Marlboro share of the premium segment was 59.5%, an increase of 0.2 share points versus the prior year and sequentially.
Total cigarettes industry discount category retail share was 31.2%, an increase of 1.9 share points versus the prior year and 0.4 share points sequentially, primarily due to continued discretionary income pressures on adult tobacco consumers.
For a discussion regarding discount category dynamics in 2025, the growth of flavored disposable e-vapor products and the economic conditions that impact adult tobacco consumer purchasing behavior, see Trends and Developments and Operating Results by Business Segment - Business Environment - Summary above.
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
In addition:
▪Effective July 20, 2025, PM USA increased the list price of Marlboro (excluding Mainline Menthol and 72s Menthol) and L&M by $0.17 per pack. PM USA also increased the list price of all its other premium cigarette brands by $0.22 per pack.

Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our oral tobacco products segment:

	Operating Results
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change
Net revenues	$1,407	$1,362	3.3%	$753	$711	5.9%
Excise taxes	(50)	(49)		(25)	(24)
Revenues net of excise taxes	$1,357	$1,313		$728	$687

Reported OCI	$931	$532	75.0%	$498	$97	100+%
Asset impairment, exit and implementation costs	4	354		2	354
Adjusted OCI	$935	$886	5.5%	$500	$451	10.9%

Reported OCI margins (1)	68.6%	40.5%	28.1 pp	68.4%	14.1%	54.3 pp
Adjusted OCI margins (1)	68.9%	67.5%	1.4 pp	68.7%	65.6%	3.1 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Net revenues, which include excise taxes billed to customers, increased $45 million (3.3%), as higher pricing ($128 million), which includes higher promotional investments, was partially offset by lower shipment volume and a higher percentage of on! shipment volume relative to MST (“volume/mix”) ($83 million).
Reported OCI increased $399 million (75.0%), due primarily to a non-cash impairment of the Skoal trademark ($354 million) in 2024 and higher pricing, which includes higher promotional investments, partially offset by lower volume/mix ($90 million).
Adjusted OCI increased $49 million (5.5%), due to higher pricing, which includes higher promotional investments, and lower costs ($11 million), partially offset by lower volume/mix.
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Net revenues, which include excise taxes billed to customers, increased $42 million (5.9%), as higher pricing ($70 million), which includes higher promotional investments, was partially offset by lower volume/mix ($28 million).
Reported OCI increased $401 million (100+%), due primarily to a non-cash impairment of the Skoal trademark ($354 million) in 2024 and higher pricing, which includes higher promotional investments, partially offset by lower volume/mix ($33 million).
Adjusted OCI increased $49 million (10.9%), due to higher pricing, which includes higher promotional investments, and lower costs ($12 million), partially offset by lower volume/mix.
Shipment Volume and Retail Share Results
The following table summarizes our oral tobacco products segment’s shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(cans in millions)	2025	2024	Change	2025	2024	Change
Copenhagen	185.6	203.0	(8.6)%	95.9	103.9	(7.7)%
Skoal	65.6	74.2	(11.6)%	34.2	37.5	(8.8)%
on!	91.4	74.5	22.7%	52.1	41.2	26.5%
Other	31.4	33.6	(6.5)%	16.4	18.1	(9.4)%
Total oral tobacco products	374.0	385.3	(2.9)%	198.6	200.7	(1.0)%
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

We have restated prior period retail share performance data and estimated industry volume to reflect the inclusion of synthetic oral nicotine pouch products. Prior to 2025, our reported oral tobacco segment retail share performance data excluded synthetic oral nicotine pouch products. Throughout 2024 and into the first quarter of 2025, we tracked the quarterly sequential growth of synthetic oral nicotine pouch products in various traditional tobacco retailers. Based on the consistency of this trend, beginning in the first quarter of 2025 our reported oral tobacco products segment retail share performance data and category industry volume estimates have been updated to include synthetic oral nicotine pouch products.
The following table summarizes our oral tobacco products segment’s retail restated share performance:

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2025	2024	Percentage Point Change	2025	2024	Percentage Point Change
Copenhagen	16.4%	19.8%	(3.4)	15.9%	19.4%	(3.5)
Skoal	6.3	7.8	(1.5)	6.1	7.7	(1.6)
on!	8.7	7.5	1.2	8.7	8.0	0.7
Other	2.5	2.6	(0.1)	2.4	2.6	(0.2)
Total oral tobacco products	33.9%	37.7%	(3.8)	33.1%	37.7%	(4.6)
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
For a discussion of volume trends and factors that impact volume and retail share performance, see Trends and Developments and Operating Results by Business Segment - Business Environment - Summary above.
Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Our oral tobacco products segment’s reported domestic shipment volume decreased 2.9%, primarily driven by retail share losses, calendar differences and other factors, partially offset by the industry’s growth rate and trade inventory movements. When adjusted for calendar differences and trade inventory movements, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 2.5%.
Total oral tobacco products category industry volume increased by an estimated 11% over the six months ended June 30, 2025, primarily driven by growth in oral nicotine pouches, partially offset by declines in MST volumes.
Our oral tobacco products segment’s retail share was 33.9%, as share declines for MST products were partially offset by oral nicotine pouch segment share growth.
The U.S. nicotine pouch category grew to 50.6% of the U.S. oral tobacco category, an increase of 9.4 share points versus the prior year. In addition, on!’s share of the nicotine pouch category was 17.3%, a decrease of 0.9 share points versus the prior year.
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Our oral tobacco products segment’s reported domestic shipment volume decreased 1.0%, primarily driven by retail share losses and other factors, partially offset by the industry’s growth rate and trade inventory movements. When adjusted for trade inventory movements, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 4%.
Our oral tobacco products segment’s retail share was 33.1%, as share declines for MST products were partially offset by oral nicotine pouch segment share growth.
Total U.S. oral tobacco category share for on! nicotine pouches was 8.7%, an increase of 0.7 share points versus the prior year, and a decrease of 0.1 share point sequentially.
The U.S. nicotine pouch category grew to 52.0% of the U.S. oral tobacco category, an increase of 10.0 share points versus the prior year. In addition, on!’s share of the nicotine pouch category was 16.7%, a decrease of 2.3 share points versus the prior year.

For a discussion regarding the growth of oral nicotine pouch products and the related impact on the MST category and economic conditions that impact adult tobacco consumer purchasing behavior, see Trends and Developments and Operating Results by Business Segment - Business Environment - Summary above.
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
In addition:
▪Effective July 22, 2025, USSTC increased the list price on its Copenhagen and Red Seal brands by $0.12 per can. USSTC also increased the list price on its Skoal brands by $0.17 per can and Husky brands by $0.25 per can.
Liquidity and Capital Resources
We are a holding company that is primarily dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At June 30, 2025, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, we receive cash dividends on our interest in ABI and will continue to do so as long as we hold shares in ABI and ABI pays dividends.
At June 30, 2025, we had $1.3 billion of cash and cash equivalents. In addition to having access to the operating cash flows of our subsidiaries, our capital resources include access to credit markets in the form of commercial paper, availability under our $3.0 billion senior unsecured 5-year revolving credit agreement (“Credit Agreement”), which we use for general corporate purposes, and access to credit markets through the issuance of long-term senior unsecured notes. For additional information, see Capital Markets and Other Matters below.
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
At June 30, 2025, the credit ratings and outlook for our indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Stable
Standard & Poor’s Financial Services LLC (“S&P”)	A-2	BBB+ (1)	Stable (1)
Fitch Ratings Inc.	F2	BBB	Stable
(1) On May 14, 2025, S&P changed its long-term debt credit rating to BBB+ from BBB and outlook to Stable from Positive.

Credit Lines - From time to time, we have short-term borrowing needs to meet our working capital requirements arising from the timing of payments under State Settlement Agreements, quarterly income tax payments and quarterly dividend payments, and generally use our commercial paper program to meet those needs.
At June 30, 2025, we had availability under our Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion, and we were in compliance with the covenants in our Credit Agreement. In July 2025, we entered into an extension agreement to our Credit Agreement. We monitor the credit quality of our bank group and do not know of any potential non-performing credit provider in that group. For further discussion on short-term borrowings, see Note 12.
Long-Term Debt - At June 30, 2025 and December 31, 2024, our total long-term debt was $24.7 billion and $24.9 billion, respectively. In May 2025 and June 2025, we repaid in full at maturity our senior unsecured notes in the aggregate principal amounts of $750 million and $857 million (€750 million), respectively. In addition, in the first quarter of 2025, we issued senior unsecured notes in the aggregate principal amount of $1.0 billion. As a result of the issuances and repayments, the weighted-average coupon interest rate on our total long-term debt increased to approximately 4.5% at June 30, 2025 from approximately 4.3% at December 31, 2024. For further discussion of long-term debt, see Note 12.
At June 30, 2025, our debt-to-Consolidated net earnings and debt-to-Consolidated EBITDA ratios were calculated as follows:

For the Twelve Months Ended June 30, 2025 (1)
(in millions)
Consolidated net earnings	$8,787
Interest and other debt expense, net	1,059
Provision for income taxes	1,817
Depreciation and amortization	289
EBITDA	11,952
(Income) loss from investments in equity securities and noncontrolling interest, net	(529)
Dividends from less than 50% owned affiliates	181
Asset impairment and exit costs	36
Impairment of goodwill	873
Fair value adjustment for NJOY Transaction contingent payments	25
Consolidated EBITDA	$12,538

Current portion of long-term debt (2)	$1,069
Long-term debt (2)	23,651
Debt	$24,720

Debt / Consolidated net earnings	2.8
Debt / Consolidated EBITDA	2.0
(1) Calculated for the four most recent fiscal quarters.
(2) Balance at June 30, 2025.
Guarantees and Other Similar Matters - As discussed in Note 14, we had unused letters of credit obtained in the ordinary course of business and guarantees (including third-party guarantees) outstanding at June 30, 2025. From time to time, we also issue lines of credit to affiliated entities. As part of the supplier financing program further discussed in Note 3. Supplier Financing to our condensed consolidated financial statements in Item 1, Altria guarantees the financial obligations of ALCS under the financing program agreement. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 12, PM USA guarantees our obligations under our outstanding debt securities, any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program. These items have not had, and are not expected to have, a significant impact on our liquidity.
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

The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year are generally paid in April of the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. We paid approximately $2.9 billion and $3.1 billion for the six months ended June 30, 2025 and 2024, respectively, in connection with the State Settlement Agreements and FDA user fees, primarily all of which was paid in the second quarter of each period. We recorded $1.6 billion and $1.9 billion of charges to cost of sales for the six months ended June 30, 2025 and 2024, respectively, and $0.9 billion and $1.0 billion of charges to cost of sales for the three months ended June 30, 2025 and 2024, respectively, in connection with the State Settlement Agreements and FDA user fees. As previously stated, the payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including volume, operating income, market share and inflation. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results. For further discussion on the potential impact of inflation on future payments, see Operating Results by Business Segment - Business Environment - State Settlement Agreements above.
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of June 30, 2025, PM USA had posted appeal bonds totaling $24 million, which have been collateralized with restricted cash that is included in assets on our condensed consolidated balance sheet.
Litigation is subject to uncertainty, and an adverse outcome or settlement of litigation could have a material adverse effect on our results of operations, cash flows or financial position in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 14.
Equity and Dividends
During the first six months of 2025 and 2024, we paid dividends of $3,454 million and $3,420 million, respectively, an increase of 1.0%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares we repurchased under our share repurchase programs. Our current annualized dividend rate is $4.08 per share. We have a progressive dividend goal targeting mid-single digits dividend growth annually through 2028. Future dividend payments remain subject to the discretion of our Board of Directors (“Board of Directors” or “Board”).
For further discussion of our share repurchase programs, see Note 1. Background and Basis of Presentation to our condensed consolidated financial statements in Item 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.
Financial Review
Cash Provided by/Used in Operating Activities
During the first six months of 2025, net cash provided by operating activities was $2,925 million compared with $2,802 million during the first six months of 2024. This increase was due primarily to lower payments for State Settlement Agreements, litigation, excise taxes and income taxes, partially offset by payments for certain transferable income tax credits and lower net revenues.
We had a working capital deficit at June 30, 2025 and December 31, 2024, and believe we have the ability to fund working capital deficits with cash provided by operating activities, borrowings under our Credit Agreement and access to the credit and capital markets.
Cash Provided by/Used in Investing Activities
During the first six months of 2025, net cash used in investing activities was $79 million compared with net cash provided by investing activities of $2,279 million during the first six months of 2024. This change was due primarily to proceeds from the ABI Transaction in 2024.
Cash Provided by/Used in Financing Activities
During the first six months of 2025, net cash used in financing activities was $4,693 million compared with $6,966 million during the first six months of 2024. This decrease was due to lower share repurchases and issuances of long-term debt in 2025, partially offset by higher repayments of long-term debt.
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
Summarized Balance Sheets
(in millions of dollars)

	Parent		Guarantor
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Assets
Due from Non-Guarantor Subsidiaries	$1	$—	$334	$334
Other current assets	1,285	3,215	728	658
Total current assets	$1,286	$3,215	$1,062	$992

Due from Non-Guarantor Subsidiaries	$6,561	$6,561	$—	$—
Other assets	7,964	8,005	1,242	1,246
Total non-current assets	$14,525	$14,566	$1,242	$1,246

Liabilities
Due to Non-Guarantor Subsidiaries	$3,712	$3,549	$1,155	$1,157
Other current liabilities	3,453	4,216	2,375	3,510
Total current liabilities	$7,165	$7,765	$3,530	$4,667

Total non-current liabilities	$25,220	$25,039	$516	$522

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Six Months Ended June 30, 2025
	Parent (1)	Guarantor (2)
Net revenues	$—	$9,347
Gross profit	—	5,657
Net earnings (losses)	(274)	3,825
(1) For the six months ended June 30, 2025, net earnings (losses) include $184 million of intercompany interest income from non-guarantor subsidiaries and $214 million of interest expense from non-guarantor subsidiaries.
(2) For the six months ended June 30, 2025, net earnings (losses) include $132 million of intercompany interest income from non-guarantor subsidiaries.
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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could differ materially from those anticipated, estimated or projected. You should bear this in mind as you consider our forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes, including with respect to our ability to achieve our Vision, to differ materially from those contained in, or implied by, any forward-looking statements we make. Any such statement is qualified by reference to the following cautionary statements. We elaborate on these important factors and the risks we face throughout this Form 10-Q, particularly in the Executive Summary and Business Environment sections preceding our discussion of the operating results of our segments above, and in our other publicly filed reports, including our 2024 Form 10-K and First Quarter Form 10-Q. These factors and risks include the following:
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
▪changes, including in macroeconomic and geopolitical conditions (including inflation and tariffs), that result in shifts in adult tobacco consumer disposable income and purchasing behavior, including choosing lower-priced and discount brands or products, and reductions in shipment volumes;
▪unfavorable outcomes with respect to litigation proceedings or any governmental investigations, including significant monetary and non-monetary remedies and importation bans;
▪the risks associated with significant federal, state and local government actions, including FDA regulatory actions and inaction, and various private sector actions;
▪the risk that regulators, including the FDA, and courts may interpret laws, rules and regulations applicable to our operating companies’ products differently than we do;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The fair value of our long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting primarily from changes in market interest rates. The fair value of our long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates were as follows:

(in billions)	June 30, 2025	December 31, 2024
Fair value	$23.0	$22.7
Decrease in fair value from a 1% increase in market interest rates	1.8	1.7
Increase in fair value from a 1% decrease in market interest rates	2.0	2.0
We expect interest rates on borrowings under our Credit Agreement to be based on the Term Secured Overnight Financing Rate, plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s and S&P. The applicable percentage for borrowings under our Credit Agreement at June 30, 2025 was 1.0% based on our long-term senior unsecured debt ratings on that date. At June 30, 2025 and December 31, 2024, we had no borrowings under our Credit Agreement.
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
Item 1A. Risk Factors
Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of our 2024 Form 10-K and Part II, Item 1A. Risk Factors of our First Quarter Form 10-Q. There have been no material changes to the risk factors previously disclosed in our 2024 Form 10-K and First Quarter Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2025, our Board authorized a $1.0 billion share repurchase program (“January 2025 share repurchase program”), which we expect to complete by December 31, 2025. The timing of share repurchases depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our share repurchase activity for each of the three months in the period ended June 30, 2025, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1-30, 2025	1,714,864	$57.83	1,677,621	$576,688,888
May 1-31, 2025	1,385,047	$58.86	1,381,555	$495,371,436
June 1-30, 2025	1,609,639	$59.25	1,609,639	$400,000,010
	4,709,550	$58.62	4,668,815
(1) The total number of shares purchased includes (a) shares purchased under the January 2025 share repurchase program and (b) shares withheld by Altria in an amount equal to the statutory withholding taxes for vested stock-based awards previously granted to eligible employees (which totaled 37,243 in April and 3,492 in May).
Item 5. Other Information
During the quarter ended June 30, 2025, none of our directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

4.1	Description of Altria Group, Inc.’s Registered Securities.

10.1	2025 Performance Incentive Plan. Incorporated by reference to Exhibit A to Altria Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 3, 2025 (File No. 1-08940).

10.2
2025 Stock Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit B to Altria Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 3, 2025 (File No. 1-08940).

10.3	Form of Restricted Stock Unit Agreement (2025).

10.4	Form of Performance Stock Unit Agreement (2025).

22	Guarantor Subsidiary of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALTRIA GROUP, INC.

/s/ SALVATORE MANCUSO
Salvatore Mancuso
Executive Vice President and
Chief Financial Officer
July 30, 2025