Form 10-Q
period 2025-09-30
ALTRIA GROUP, INC.
filed 2025-10-30
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At October 22, 2025, there were 1,678,671,552 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)
______________________________

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$3,472	$3,127
Receivables	249	177
Inventories:
Leaf tobacco	502	591
Other raw materials	208	190
Work in process	19	21
Finished product	336	278
	1,065	1,080
Other current assets	333	129
Total current assets	5,119	4,513

Property, plant and equipment, at cost	4,547	4,537
Less accumulated depreciation	2,930	2,920
	1,617	1,617

Goodwill	6,072	6,945
Other intangible assets, net	12,866	12,973
Investments in equity securities	8,385	8,195
Other assets	949	934
Total Assets	$35,008	$35,177

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)
________________________________________________

	September 30, 2025	December 31, 2024
Liabilities
Current portion of long-term debt	$1,569	$1,527
Accounts payable	662	700
Accrued liabilities:
Marketing	886	688
Settlement charges	1,887	2,354
Other	1,495	1,780
Dividends payable	1,787	1,732
Total current liabilities	8,286	8,781

Long-term debt	24,132	23,399
Deferred income taxes	3,462	3,749
Accrued pension costs	133	136
Accrued postretirement health care costs	931	935
Other liabilities	660	365
Total liabilities	37,604	37,365
Contingencies (Note 14)
Stockholders’ Equity (Deficit)
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,906	5,905
Earnings reinvested in the business	36,115	35,516
Accumulated other comprehensive losses	(2,709)	(2,400)
Cost of repurchased stock (1,126,809,622 shares at September 30, 2025 and 1,115,309,450 shares at December 31, 2024)	(42,893)	(42,194)
Total stockholders’ equity (deficit) attributable to Altria	(2,646)	(2,238)
Noncontrolling interest	50	50
Total stockholders’ equity (deficit)	(2,596)	(2,188)
Total Liabilities and Stockholders’ Equity (Deficit)	$35,008	$35,177

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)
_____________________________________

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$17,433	$18,044	$6,072	$6,259
Cost of sales	4,149	4,575	1,439	1,536
Excise taxes on products	2,373	2,706	821	915
Gross profit	10,911	10,763	3,812	3,808
Marketing, administration and research costs	1,787	2,050	580	656
Asset impairment and exit costs	3	354	2	—
Impairment of goodwill	873	—	—	—
Operating income	8,248	8,359	3,230	3,152
Interest and other debt expense, net	815	782	278	267
Net periodic benefit income, excluding service cost	(45)	(74)	(16)	(25)
(Income) losses from investments in equity securities	(398)	(530)	(107)	(116)
Gain on the sale of IQOS System commercialization rights	—	(2,700)	—	—
Earnings before income taxes	7,876	10,881	3,075	3,026
Provision for income taxes	2,046	2,656	700	733
Net earnings	$5,830	$8,225	$2,375	$2,293
Per share data:
Basic and diluted earnings per share	$3.45	$4.75	$1.41	$1.34

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)
_____________________

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2025	2024	2025	2024
Net earnings	$5,830	$8,225	$2,375	$2,293
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	4	(4)	1	(2)
ABI	(317)	64	97	(330)
Currency translation adjustments	4	(4)	24	(2)
Other comprehensive earnings (losses), net of deferred income taxes	(309)	56	122	(334)
Comprehensive earnings	$5,521	$8,281	$2,497	$1,959

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Nine Months Ended September 30, 2025 and 2024
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2024	$935	$5,905	$35,516	$(2,400)	$(42,194)	$50	$(2,188)
Net earnings	—	—	5,830	—	—	—	5,830
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(309)	—	—	(309)
Stock award activity	—	1	—	—	20	—	21
Cash dividends declared ($3.10 per share)	—	—	(5,231)	—	—	—	(5,231)
Repurchases of common stock	—	—	—	—	(712)	—	(712)
Other	—	—	—	—	(7)	—	(7)
Balances, September 30, 2025	$935	$5,906	$36,115	$(2,709)	$(42,893)	$50	$(2,596)

Balances, December 31, 2023	$935	$5,906	$31,094	$(2,673)	$(38,802)	$50	$(3,490)
Net earnings	—	—	8,225	—	—	—	8,225
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	56	—	—	56
Stock award activity	—	2	—	—	23	—	25
Cash dividends declared ($2.98 per share)	—	—	(5,113)	—	—	—	(5,113)
Repurchases of common stock	—	(18)	—	—	(3,072)	—	(3,090)
Other	—	—	—	—	(31)	—	(31)
Balances, September 30, 2024	$935	$5,890	$34,206	$(2,617)	$(41,882)	$50	$(3,418)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Three Months Ended September 30, 2025 and 2024
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
Balances, June 30, 2025	$935	$5,895	$35,525	$(2,831)	$(42,780)	$50	$(3,206)
Net earnings	—	—	2,375	—	—	—	2,375
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	122	—	—	122
Stock award activity	—	11	—	—	—	—	11
Cash dividends declared ($1.06 per share)	—	—	(1,785)	—	—	—	(1,785)
Repurchases of common stock	—	—	—	—	(112)	—	(112)
Other	—	—	—	—	(1)	—	(1)
Balances, September 30, 2025	$935	$5,906	$36,115	$(2,709)	$(42,893)	$50	$(2,596)

Balances, June 30, 2024	$935	$5,876	$33,651	$(2,283)	$(41,195)	$50	$(2,966)
Net earnings	—	—	2,293	—	—	—	2,293
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(334)	—	—	(334)
Stock award activity	—	14	—	—	—	—	14
Cash dividends declared ($1.02 per share)	—	—	(1,738)	—	—	—	(1,738)
Repurchases of common stock	—	—	—	—	(680)	—	(680)
Other	—	—	—	—	(7)	—	(7)
Balances, September 30, 2024	$935	$5,890	$34,206	$(2,617)	$(41,882)	$50	$(3,418)
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)
_____________________

For the Nine Months Ended September 30,	2025	2024
Cash Provided by (Used in) Operating Activities
Net earnings	$5,830	$8,225
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	212	213
Deferred income tax provision	(194)	459
Unrecognized tax benefit (1)	291	80
Fair value adjustment for NJOY Transaction contingent payments	25	—
(Income) losses from investments in equity securities	(398)	(530)
Gain on the sale of IQOS System commercialization rights	—	(2,700)
Dividends from ABI	181	139
Asset impairment and exit costs, net of cash paid	(9)	354
Impairment of goodwill	873	—
Cash effects of changes:
Receivables	(72)	(14)
Inventories	(22)	114
Accounts payable	(30)	(68)
Income taxes	404	396
Accrued liabilities and other current assets	(856)	(919)
Accrued settlement charges	(467)	(445)
Pension plan contributions	(11)	(13)
Pension and postretirement, net	(60)	(76)
Other, net	322	198
Net cash provided by (used in) operating activities	6,019	5,413
Cash Provided by (Used in) Investing Activities
Capital expenditures	(124)	(95)
Proceeds from the ABI Transaction (2)	—	2,353
Other, net	(15)	(20)
Net cash provided by (used in) investing activities	$(139)	$2,238
(1) 2025 relates to unrecognized tax benefits from the change in the application of foreign attribution rules relevant to our investment in ABI. See Note 13. Income Taxes.
(2) See Note 6. Investments in Equity Securities.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)
_____________________

For the Nine Months Ended September 30,	2025	2024
Cash Provided by (Used in) Financing Activities
Long-term debt issued	$1,992	$—
Long-term debt repaid	(1,607)	(1,121)
Repurchases of common stock	(712)	(3,090)
Dividends paid on common stock	(5,175)	(5,108)
Other, net	(40)	(125)
Net cash provided by (used in) financing activities	(5,542)	(9,444)
Cash, cash equivalents and restricted cash:
Increase (decrease)	338	(1,793)
Balance at beginning of period	3,158	3,721
Balance at end of period	$3,496	$1,928

The following table provides a reconciliation of cash, cash equivalents and restricted cash (1) to the amounts reported on our condensed consolidated balance sheets:
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$3,472	$3,127
Restricted cash included in other current assets	9	8
Restricted cash included in other assets	15	23
Cash, cash equivalents and restricted cash	$3,496	$3,158
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
▪Background: At September 30, 2025, our wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which, through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco (“MST”) products; Helix Innovations LLC (“Helix”) and its foreign affiliates (“Helix International”), which are engaged in the manufacture and sale of oral nicotine pouches; and NJOY, LLC (“NJOY”), which is engaged in the manufacture and sale of e-vapor products. We operate primarily within the United States and generate substantially all of our revenue from domestic customers. Other wholly owned subsidiaries included Altria Group Distribution Company (“AGDC”), which provides domestic sales and distribution services to our operating companies, and Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, research and product development, consumer engagement, finance, human resources and external affairs. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At September 30, 2025, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At September 30, 2025, we owned a 75% economic interest in Horizon Innovations LLC (“Horizon”), a joint venture with JTI (US) Holding, Inc., a subsidiary of Japan Tobacco Inc., which owned the remaining 25% economic interest. Horizon is responsible for the U.S. marketing and commercialization of heated tobacco stick products owned by either party. At September 30, 2025, Horizon had no products in the U.S. marketplace.
At September 30, 2025, we had investments in Anheuser-Busch InBev SA/NV (“ABI”) and Cronos Group Inc. (“Cronos”). For further discussion of our investments, see Note 6. Investments in Equity Securities.
▪Dividends and Share Repurchases: In August 2025, our Board of Directors (“Board of Directors” or “Board”) approved a 3.9% increase in the quarterly dividend rate to $1.06 per share of our common stock versus the previous rate of $1.02 per share. The current annualized dividend rate is $4.24 per share. Future dividend payments remain subject to the discretion of our Board.
In January 2025, our Board authorized a new $1.0 billion share repurchase program, of which $288 million was remaining at September 30, 2025. In October 2025, the Board authorized a $1.0 billion expansion of this program to $2.0 billion, which now expires on December 31, 2026. Share repurchases depend on marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
In January 2024, our Board authorized a $1.0 billion share repurchase program that it increased to $3.4 billion in March 2024 (as increased, “January 2024 share repurchase program”). We subsequently entered into accelerated share repurchase (“ASR”) transactions under two separate agreements with bank counterparties (collectively, “ASR Agreements”) to repurchase shares of our common stock having an aggregate value of $2.4 billion (“Repurchase Price”). In the first half of 2024, we paid the Repurchase Price and received 53.9 million shares of our common stock. The total number of shares repurchased under the ASR Agreements was based on volume-weighted average prices of our common stock during the term of the ASR transactions, less a discount. We funded the ASR transactions with proceeds from our sale of a portion of our investment in ABI in the first quarter of 2024 (“ABI Transaction”). For further information on the ABI Transaction, see Note 6. Investments in Equity Securities. The ASR transactions were accounted for as equity transactions and included in cost of repurchased stock on our condensed consolidated balance sheet when the shares were received. We completed the January 2024 share repurchase program in December 2024.

Our share repurchase activity was as follows:

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(in millions, except per share data)	2025	2024	(1)	2025	2024
Total number of shares repurchased	12.3	67.6		1.9	13.5
Aggregate cost of shares repurchased	$712	$3,090		$112	680
Average price per share of shares repurchased	$58.08	$45.68		$60.13	$50.37
(1) Includes 53.9 million shares repurchased under the ASR Agreements at an average price per share of $44.50.
▪Basis of Presentation: Our interim condensed consolidated financial statements are unaudited. We have prepared these interim condensed consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) and have applied such principles on a consistent basis. We have omitted certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. Our management believes that all adjustments necessary for a fair statement of the interim results presented have been reflected in our interim condensed consolidated financial statements. All such adjustments were of a normal recurring nature. Net revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.
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
Substantially all cash discounts in contracts with our customers are based on a percentage of the list price based on agreed-upon payment terms. We record receivables net of any cash discounts on our condensed consolidated balance sheets.
Receivables and deferred revenue associated with contracts with customers were as follows:

(in millions)	September 30, 2025	December 31, 2024
Receivables	$249	$177
Deferred revenue	167	215
At September 30, 2025 and December 31, 2024, we did not expect differences between amounts recorded as receivables and amounts that would be subsequently received; therefore, we did not record an allowance for credit losses against these receivables.
We record deferred revenue when our businesses receive payment in advance of product shipment. These payments are included in other accrued liabilities on our condensed consolidated balance sheets until control of such products is obtained by the customer. When cash is received in advance of product shipment, our companies typically satisfy their performance obligations within three days of receiving payment. At September 30, 2025 and December 31, 2024, there were no differences between amounts recorded as deferred revenue from contracts with customers and amounts subsequently recognized as revenue.
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
At September 30, 2025 and December 31, 2024, confirmed outstanding obligations under the Program were $160 million and $128 million, respectively.
Note 4. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, were as follows:

	September 30, 2025		December 31, 2024
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Smokeable products segment	$99	$2,918	$99	$2,936
Oral tobacco products segment	5,078	8,654	5,078	8,679
Other (1)	895	1,294	1,768	1,358
Total	$6,072	$12,866	$6,945	$12,973
(1) Comprised primarily of e-vapor reporting unit goodwill and definite-lived intangible assets related to the acquisition of NJOY in 2023.
Other intangible assets consisted of the following:

	September 30, 2025		December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,089	$—	$11,089	$—
Definite-lived intangible assets	2,626	849	2,621	737
Total other intangible assets	$13,715	$849	$13,710	$737
At September 30, 2025, substantially all of our indefinite-lived intangible assets consisted of (i) MST trademarks of $8.5 billion, which consists of Copenhagen, Skoal and other MST trademarks of $4.0 billion, $3.6 billion and $0.9 billion, respectively, from our 2009 acquisition of UST, and (ii) cigar trademarks of $2.6 billion from our 2007 acquisition of Middleton. Definite-lived intangible assets, consisting primarily of intellectual property (which includes developed technology), certain cigarette trademarks, e-vapor trademarks and customer relationships, are amortized over a weighted-average period of approximately 19 years. Pre-tax amortization expense for definite-lived intangible assets was $112 million and $102 million for the nine months ended September 30, 2025 and 2024, respectively, and $38 million for the three months ended September 30, 2025 and 2024.
In April 2024, we assigned the exclusive U.S. commercialization rights to the IQOS Tobacco Heating System (“IQOS System”) to Philip Morris International Inc. (“PMI”). Upon the assignment of the U.S. commercialization rights to the IQOS System, we recorded a pre-tax gain of $2.7 billion for the nine months ended September 30, 2024 in our condensed consolidated statements of earnings.

The changes in goodwill and net carrying amount of intangible assets were as follows:

	For the Nine Months Ended		For the Year Ended
	September 30, 2025		December 31, 2024
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Balance at January 1	$6,945	$12,973	$6,791	$13,686
Changes due to:
Acquisitions (1)	—	5	154	(220)
Impairments (2)	(873)	—	—	(354)
Amortization	—	(112)	—	(139)
Balance at end of period	$6,072	$12,866	$6,945	$12,973
(1) The 2024 amounts represent the measurement period adjustments related to the acquisition of NJOY.
(2) The 2025 amount represents a non-cash impairment of our e-vapor reporting unit goodwill. The 2024 amount represents a non-cash, pre-tax impairment of the Skoal trademark.
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require us to perform an interim quantitative impairment assessment. There have been no events or changes in circumstances that indicate an interim quantitative impairment assessment was required for the three months ended September 30, 2025. We will perform our annual impairment testing during the fourth quarter of 2025.
Our annual impairment test of goodwill and indefinite-lived intangible assets as of October 1, 2024 resulted in no impairment charges for the fourth quarter of 2024.
At September 30, 2025, accumulated impairment losses related to goodwill were $873 million, which related to the e-vapor reporting unit goodwill impairment recorded for the three months ended March 31, 2025 in the all other category, discussed below. At December 31, 2024, there were no accumulated impairment losses related to goodwill.
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
Note 5. Exit and Implementation Costs
Pre-tax exit and implementation costs consisted of the following:

	For the Nine Months Ended September 30, 2025		For the Three Months Ended September 30, 2025
(in millions)	Exit Costs	Implementation Costs (1)	Exit Costs	Implementation Costs (1)
Smokeable products segment	$3	$35	$2	$10
Oral tobacco products segment	—	5	—	1
Total	$3	$40	$2	$11
(1) Recorded in marketing, administration and research costs in our condensed consolidated statement of earnings.
There were no exit or implementation costs for the nine months ended September 30, 2024.
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
We estimate total pre-tax charges for the Initiative’s currently planned phases to be approximately $125 million. As of September 30, 2025, total pre-tax charges since the inception of the Initiative were $111 million, consisting of employee separation cost of $38 million and implementation costs of $73 million. All of these charges result in cash expenditures and consist of severance payments associated with employee separations, implementation costs for new technology and business advisory services and other costs. Employee separation costs are recorded when probable and reasonably estimable. As we further develop and finalize detailed plans for the additional phases of the Initiative, we will update estimated pre-tax charges for the Initiative. As of September 30, 2025, total cash payments since the inception of the Initiative were $74 million, consisting of $12 million for exit costs and $62 million for implementation costs.
A summary of the Initiative’s charges and cash paid for exit and implementation costs is as follows:

(in millions)	Exit Costs		Implementation Costs	Total
Balances at December 31, 2023	$—		$—	$—
Charges	35		33	68
Cash paid	—		(11)	(11)
Balances at December 31, 2024	35		22	57
Charges	3		40	43
Cash paid	(12)		(51)	(63)
Balances at September 30, 2025	$26	(1)	$11	$37
(1) Restructuring liabilities, all of which were severance liabilities.
Note 6. Investments in Equity Securities
The carrying amount of our investments consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
ABI	$8,071	$7,880
Cronos	314	315
Total	$8,385	$8,195

(Income) losses from our investments in equity securities consisted of the following:

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(in millions)	2025	2024		2025	2024
ABI (1)	$(396)	$(555)	(2)	$(123)	$(121)
Cronos (1)	(2)	25		16	5
(Income) losses from investments in equity securities	$(398)	$(530)		$(107)	$(116)
(1) Includes our share of amounts recorded by our investees and additional adjustments, if required, related to (i) the conversion from international financial reporting standards to GAAP and (ii) adjustments to our investments required under the equity method of accounting.
(2) Includes $165 million of the total pre-tax gain on the ABI Transaction discussed below.
Investment in ABI
At September 30, 2025, we had an approximate 8.1% ownership interest in ABI, consisting of approximately 125 million restricted shares of ABI (“Restricted Shares”) and approximately 34 million ordinary shares of ABI. Our Restricted Shares:
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
The fair value of our investment in ABI is based on (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and is classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets for the Restricted Shares and is classified in Level 2 of the fair value hierarchy. Because we can convert our Restricted Shares into ordinary shares at our discretion, the fair value of each Restricted Share is based on the value of an ordinary share.
At September 30, 2025, the fair value of our investment in ABI was $9.5 billion, which exceeded its carrying value of $8.1 billion by approximately 18%. At December 31, 2024, the fair value of our investment in ABI approximated its carrying value of $7.9 billion.
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
In addition, in conjunction with the ABI Transaction, we recorded an income tax benefit from the partial release of a valuation allowance of approximately $94 million in provision for income taxes in our condensed consolidated statement of earnings for the nine months ended September 30, 2024. Subsequently, in the third quarter of 2025, we recorded a $77 million increase to this valuation allowance as discussed further in Note 13. Income Taxes.
Investment in Cronos
At September 30, 2025, we had an approximate 40.9% ownership interest in Cronos, consisting of approximately 157 million shares, which we account for under the equity method of accounting. We report our share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for us to record them in the concurrent period.
The fair value of our investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and is classified in Level 1 of the fair value hierarchy. At September 30, 2025, the fair value of our investment in Cronos exceeded its carrying value by approximately $119 million or approximately 38%. At December 31, 2024, the fair value of our investment in Cronos approximated its carrying value of $315 million.
Note 7. Financial Instruments
Our investment in ABI, whose functional currency is the Euro, exposes us to foreign currency exchange risk on the carrying value of our investment. To manage this risk, we may designate Euro denominated unsecured long-term notes (“foreign currency denominated debt”) and certain foreign exchange contracts, including cross-currency swap contracts and forward contracts (collectively, “foreign currency contracts”), as net investment hedges of our investment in ABI. At September 30, 2025 and December 31, 2024, we had no outstanding foreign currency contracts.
The aggregate carrying value and fair value of our total long-term debt were as follows:

(in millions)	September 30, 2025	December 31, 2024
Carrying value	$25,701	$24,926
Fair value	24,470	22,741
Foreign currency denominated debt included in long-term debt:
Carrying value	2,635	3,100
Fair value	2,620	3,059
The fair value of our total long-term debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy.
Net Investment Hedging
We recognize changes in the carrying value of the foreign currency denominated debt due to changes in the Euro to U.S. dollar exchange rate in accumulated other comprehensive losses related to ABI. We recognized pre-tax (gains) losses of our net investment hedges of $391 million and $29 million for the nine months ended September 30, 2025 and 2024, respectively, and $(12) million and $127 million for the three months ended September 30, 2025 and 2024, respectively.
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
The changes in the liability associated with contingent payments were as follows:

	For the Nine Months Ended September 30, 2025		For the Year Ended December 31, 2024
(in millions)
Balance at January 1	$20		$130
Change in the fair value of contingent payments (1)	25	(2)	140	(3)
Payments	—		(250)	(4)
Balance at end of period	$45		$20
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
Note 8. Benefit Plans
Components of Net Periodic Benefit Cost (Income)
Net periodic benefit cost (income) consisted of the following:

	Pension		Postretirement		Pension		Postretirement
	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$28	$31	$8	$11	$10	$10	$2	$3
Interest cost	237	242	42	46	78	81	14	14
Expected return on plan assets	(322)	(349)	(3)	(4)	(107)	(116)	(1)	(1)
Amortization:
Net loss (gain)	37	21	(9)	(4)	12	8	(3)	(2)
Prior service cost (credit)	4	4	(31)	(30)	2	1	(11)	(10)
Net periodic benefit cost (income)	$(16)	$(51)	$7	$19	$(5)	$(16)	$1	$4
Employer Contributions
We make contributions to our pension plans to the extent that the contributions are tax deductible and pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. We made employer contributions of $11 million to our pension plans and did not make any contributions to our postretirement plans during the nine months ended September 30, 2025. Currently, we anticipate making additional employer contributions of up to approximately $5 million to our pension plans and no contributions to our postretirement plans in 2025. However, the foregoing estimates of 2025 contributions to our pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates and asset performance significantly above or below the assumed long-term rate of return for each respective plan.

Note 9. Earnings per Share
We calculated basic and diluted earnings per share (“EPS”) using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net earnings	$5,830	$8,225	$2,375	$2,293
Less: Distributed and undistributed earnings attributable to share-based awards	(17)	(20)	(6)	(6)
Earnings for basic and diluted EPS	$5,813	$8,205	$2,369	$2,287

Weighted-average shares for basic and diluted EPS	1,685	1,726	1,680	1,703
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in our EPS calculation pursuant to the two-class method.
Note 10. Other Comprehensive Earnings/Losses
Changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria were as follows:

	For the Nine Months Ended September 30, 2025
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments	Accumulated Other Comprehensive Losses
Balances, December 31, 2024	$(1,392)	$(1,018)		$10	$(2,400)

Other comprehensive earnings (losses) before reclassifications	—	(384)		4	(380)
Deferred income taxes	—	91		—	91
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(293)		4	(289)

Amounts reclassified to net earnings	5	(31)		—	(26)
Deferred income taxes	(1)	7		—	6
Amounts reclassified to net earnings, net of deferred income taxes	4	(24)		—	(20)

Other comprehensive earnings (losses), net of deferred income taxes	4	(317)	(1)	4	(309)

Balances, September 30, 2025	$(1,388)	$(1,335)		$14	$(2,709)

	For the Three Months Ended September 30, 2025
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments	Accumulated Other Comprehensive Losses
Balances, June 30, 2025	$(1,389)	$(1,432)		$(10)	$(2,831)

Other comprehensive earnings (losses) before reclassifications	—	126		24	150
Deferred income taxes	—	(27)		—	(27)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	99		24	123

Amounts reclassified to net earnings	1	(3)		—	(2)
Deferred income taxes	—	1		—	1
Amounts reclassified to net earnings, net of deferred income taxes	1	(2)		—	(1)

Other comprehensive earnings (losses), net of deferred income taxes	1	97	(1)	24	122

Balances, September 30, 2025	$(1,388)	$(1,335)		$14	$(2,709)

	For the Nine Months Ended September 30, 2024
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments	Accumulated Other Comprehensive Losses
Balances, December 31, 2023	$(1,493)	$(1,195)		$15	$(2,673)

Other comprehensive earnings (losses) before reclassifications	—	(180)		(4)	(184)
Deferred income taxes	—	38		—	38
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(142)		(4)	(146)

Amounts reclassified to net earnings	(5)	258		—	253
Deferred income taxes	1	(52)		—	(51)
Amounts reclassified to net earnings, net of deferred income taxes	(4)	206		—	202

Other comprehensive earnings (losses), net of deferred income taxes	(4)	64	(1)	(4)	56

Balances, September 30, 2024	$(1,497)	$(1,131)		$11	$(2,617)

	For the Three Months Ended September 30, 2024
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments	Accumulated Other Comprehensive Losses
Balances, June 30, 2024	$(1,495)	$(801)		$13	$(2,283)

Other comprehensive earnings (losses) before reclassifications	—	(423)		(2)	(425)
Deferred income taxes	—	92		—	92
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(331)		(2)	(333)

Amounts reclassified to net earnings	(2)	1		—	(1)
Deferred income taxes	—	—		—	—
Amounts reclassified to net earnings, net of deferred income taxes	(2)	1		—	(1)

Other comprehensive earnings (losses), net of deferred income taxes	(2)	(330)	(1)	(2)	(334)

Balances, September 30, 2024	$(1,497)	$(1,131)		$11	$(2,617)
(1) Primarily reflects our share of ABI’s currency translation adjustments and the impact of our designated net investment hedges related to our investment in ABI. For further discussion of designated net investment hedges, see Note 7. Financial Instruments.
Pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2025	2024	2025	2024
Benefit Plans: (1)
Net loss	$32	$21	$10	$7
Prior service credit	(27)	(26)	(9)	(9)
	5	(5)	1	(2)
ABI (2)	(31)	258	(3)	1
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$(26)	$253	$(2)	$(1)
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
Note 11. Segment Reporting
At September 30, 2025, our reportable segments were (i) smokeable products, consisting of combustible cigarettes and machine-made large cigars; and (ii) oral tobacco products, consisting of MST products and oral nicotine pouches.
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

Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net revenues:
Smokeable products	$15,366	$15,941	$5,387	$5,540
Oral tobacco products	2,096	2,084	689	722
All other	(29)	19	(4)	(3)
Net revenues	$17,433	$18,044	$6,072	$6,259
Earnings before income taxes:
OCI:
Smokeable products	$8,341	$8,183	$2,942	$2,937
Oral tobacco products	1,390	996	459	464
All other	(1,198)	(291)	(76)	(119)
Amortization of intangibles	(112)	(102)	(38)	(38)
General corporate expenses	(173)	(427)	(57)	(92)
Operating income	8,248	8,359	3,230	3,152
Interest and other debt expense, net	815	782	278	267
Net periodic benefit income, excluding service cost	(45)	(74)	(16)	(25)
(Income) losses from investments in equity securities	(398)	(530)	(107)	(116)
Gain on the sale of IQOS System commercialization rights	—	(2,700)	—	—
Earnings before income taxes	$7,876	$10,881	$3,075	$3,026
Smokeable products segment OCI consisted of the following, including expenses under the significant expense principle in accordance with GAAP:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net revenues	$15,366	$15,941	$5,387	$5,540
Settlement charges (1)	(2,278)	(2,654)	(792)	(875)
Excise taxes on products sold	(2,299)	(2,630)	(797)	(888)
Other segment items (2)	(2,448)	(2,474)	(856)	(840)
Operating companies income	$8,341	$8,183	$2,942	$2,937
(1) Represents charges related to State Settlement Agreements included in cost of sales. For additional information, see Health Care Cost Recovery Litigation in Note 14. Contingencies.
(2) Other segment items includes manufacturing, marketing, administration and research costs and FDA user fees.
For the oral tobacco products segment, we did not identify any expenses under the significant expense principle in accordance with GAAP. Other segment items for our oral tobacco products segment include manufacturing, asset impairment, marketing, administration and research costs and excise taxes on products sold. Total oral tobacco products other segment items were $706 million and $1,088 million for the nine months ended September 30, 2025 and 2024, respectively, and $230 million and $258 million for the three months ended September 30, 2025 and 2024, respectively. The CODM reviews total oral tobacco products segment expenses in the aggregate in conjunction with the review of budget-to-actual OCI variances to manage segment operations.

Details of our depreciation expense and capital expenditures were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2025	2024	2025	2024
Depreciation expense:
Smokeable products	$44	$52	$15	$16
Oral tobacco products	30	30	9	9
General corporate and other	26	29	8	11
Total depreciation expense	$100	$111	$32	$36
Capital expenditures:
Smokeable products	$57	$38	$27	$11
Oral tobacco products	42	24	20	8
General corporate and other	25	33	7	12
Total capital expenditures	$124	$95	$54	$31
The comparability of OCI for our reportable segments was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: We recorded net pre-tax income for NPM adjustment items as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2025	2024	2025	2024
Smokeable products segment	$(2)	$(29)	$(2)	$(23)
Interest and other debt expense, net	—	2	—	2
Total	$(2)	$(27)	$(2)	$(21)
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
▪Asset Impairment, Exit and Implementation Costs: We recorded exit and implementation costs of $43 million and $13 million related to the Initiative for the nine and three months ended September 30, 2025, respectively. For a breakdown of these costs by segment, see Note 5. Exit and Implementation Costs. We recorded a non-cash, pre-tax impairment of the Skoal trademark of $354 million for the nine months ended September 30, 2024 in our oral tobacco products segment. For further discussion, see Note 4. Goodwill and Other Intangible Assets, net.
▪Tobacco and Health and Certain Other Litigation Items: We recorded pre-tax charges related to tobacco and health and certain other litigation items as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2025	2024	2025	2024
Smokeable products segment	$44	59	4	21
General corporate expenses	—	30	(1)	—
Interest and other debt expense, net	4	1	—	1
Total	$48	$90	$3	$22
We recorded the amounts shown in the table above in our smokeable products segment and general corporate expenses in marketing, administration and research costs in our condensed consolidated statements of earnings. For further discussion, see Note 14. Contingencies.
Note 12. Debt
Short-term Borrowings and Borrowing Arrangements
At September 30, 2025 and December 31, 2024, we had no short-term borrowings.

In July 2025, we entered into an agreement to extend the expiration of our $3.0 billion senior unsecured 5-year revolving credit agreement from October 24, 2028 to October 24, 2029 (as extended, “Credit Agreement”). All other terms and conditions remain in full force and effect. The Credit Agreement includes an option, subject to certain conditions, for us to extend the term for an additional one-year period. We intend to use any borrowings under our Credit Agreement for general corporate purposes.
At September 30, 2025, we had availability under the Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion.
Pricing for interest and fees under our Credit Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt. We expect interest rates on borrowings under our Credit Agreement to be based on the Term Secured Overnight Financing Rate plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”). The applicable percentage for borrowings under our Credit Agreement at September 30, 2025 was 1.0% based on our long-term senior unsecured debt ratings on that date. Our Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral.
Our Credit Agreement includes various covenants, one of which requires us to maintain a ratio of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated for the four most recent fiscal quarters. At September 30, 2025, we were in compliance with our covenants in our Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in our Credit Agreement, include certain adjustments.
PM USA guarantees any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program.
Long-term Debt
The aggregate carrying value of our total long-term debt at September 30, 2025 and December 31, 2024 was $25.7 billion and $24.9 billion, respectively.
In August 2025, we issued U.S. dollar denominated senior unsecured notes in the aggregate principal amount of $1.0 billion. The net proceeds from the notes are being used for general corporate purposes. The notes contain the following terms:
▪$0.5 billion at 4.500%, due 2030, interest payable semiannually beginning February 6, 2026; and
▪$0.5 billion at 5.250%, due 2035, interest payable semiannually beginning February 6, 2026.
In the first quarter of 2025, we issued U.S. dollar denominated senior unsecured notes in the aggregate principal amount of $1.0 billion. The net proceeds from the notes were used for general corporate purposes, which included repayment of certain of our notes in the second quarter of 2025 as discussed below. The notes contain the following terms:
▪$0.5 billion at 4.875%, due 2028, interest payable semiannually beginning August 4, 2025; and
▪$0.5 billion at 5.625%, due 2035, interest payable semiannually beginning August 6, 2025.
Similar to our other notes, the notes issued in August 2025 and the first quarter 2025 are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness. Following the occurrence of both (i) a change of control of Altria and (ii) the notes ceasing to be rated investment grade by each of Moody’s, S&P and Fitch Ratings Inc., we will be required to make an offer to purchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest to the date of repurchase as and to the extent set forth in the terms of the notes.
In the second quarter of 2025, we repaid in full at maturity our 2.350% and 1.700% senior unsecured notes in the aggregate principal amounts of $750 million and €750 million ($857 million), respectively.
PM USA guarantees our obligations under our outstanding debt securities.
At September 30, 2025 and December 31, 2024, accrued interest on long-term debt of $214 million and $389 million, respectively, was included in other accrued liabilities on our condensed consolidated balance sheets.
For a discussion of the fair value of our long-term debt and the designation of our Euro denominated senior unsecured notes as a net investment hedge of our investment in ABI, see Note 7. Financial Instruments.
Note 13. Income Taxes
The One Big Beautiful Bill Act (“OBBB”) was signed into law in July 2025. The OBBB includes various tax law changes, including the restoration of favorable tax treatment for certain business-related provisions and modifications to the international tax law framework. The OBBB has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These provisions and modifications have not had a material impact on our condensed consolidated financial statements.

Earnings before income taxes, provision for income taxes and income tax rates consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2025	2024	2025	2024
Earnings before income taxes	$7,876	$10,881	$3,075	$3,026
Provision for income taxes	2,046	2,656	700	733
Income tax rate	26.0%	24.4%	22.8%	24.2%
Our income tax rate for the nine months ended September 30, 2025 differed from the U.S. federal statutory rate of 21%, due primarily to state tax expense, the non-deductible impairment of the e-vapor reporting unit goodwill and a valuation allowance associated with our unrealized capital losses, partially offset by a net income tax benefit related to tax reserves as discussed below. Our income tax rate for the three months ended September 30, 2025 differed from the U.S. federal statutory rate of 21%, due primarily to state tax expense and a valuation allowance associated with our unrealized capital losses, partially offset by a net income tax benefit related to tax reserves as discussed below. For further discussion of the impairment charge, see Note 4. Goodwill and Other Intangible Assets, net.
Our income tax rate for the nine months ended September 30, 2024 differed from the U.S. federal statutory rate of 21%, due primarily to state tax expense, partially offset by an income tax benefit from the partial release of a valuation allowance recorded against a deferred tax asset associated with our losses related to our former investment in JUUL Labs, Inc. (“JUUL”). The valuation allowance release was due to our capital gain on the ABI Transaction. Our income tax rate for the three months ended September 30, 2024 differed from the U.S. federal statutory rate of 21%, due primarily to state tax expense. For further discussion of the ABI Transaction, see Note 6. Investments in Equity Securities.
We are subject to income taxation in many jurisdictions. Unrecognized tax benefits reflect the differences between tax positions we have taken or expect to take on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within our control.
On September 29, 2025, the U.S. District Court for the Eastern District of Virginia ruled in favor of the IRS and denied our refund claim for the 2017 tax year, based on the Tax Cuts and Jobs Act of 2017’s removal of downward attribution rules, which the IRS invoked to attribute income from certain of ABI’s foreign subsidiaries to Altria. We intend to vigorously contest the ruling by pursuing all available appellate remedies. This ruling also has a potential impact for our 2018 through 2025 tax years. Following this ruling, we reevaluated our position and concluded as of September 30, 2025, that it is no longer more likely than not that we will prevail at the conclusion of the appellate process.
Consequently, we reversed a receivable of $45 million for the 2017 tax year and recorded a full reserve for this uncertain tax position of $310 million for the 2018 through 2025 tax years. Additionally, we reduced a deferred tax liability by $461 million due to the resulting increase in the tax basis of our investment in ABI, partially offset by a $77 million increase to a valuation allowance associated with the indirect effect on unrealized capital losses due to the decrease of a previously anticipated capital gain on the ABI Transaction. As a result of the foregoing, we recognized a net tax benefit of $29 million for the nine and three months ended September 30, 2025 in our condensed consolidated statement of earnings related to a favorable rate differential associated with certain cross-border taxes included in the tax reserve. Effective January 1, 2026, the OBBB reinstates this downward attribution rule, which will limit the impact of this ruling to the 2017 through 2025 tax years.
At September 30, 2025, our total unrecognized tax benefits were $573 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at September 30, 2025, was $20 million, along with $410 million affecting deferred taxes. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2024, was $189 million, along with $27 million affecting deferred taxes. Unrecognized tax benefits increased by $291 million from December 31, 2024 due primarily to the removal of downward attribution rules applicable to income from certain ABI foreign subsidiaries.
The following chart provides a reconciliation of the beginning and ending valuation allowances for the nine months ended September 30, 2025:

(in millions)
Balance at beginning of year	$668
Additions to valuation allowance charged to income tax expense	84
Releases of valuation allowance credited to income tax benefit	(12)
Balance at end of period	$740

The changes in the valuation allowances for the nine months ended September 30, 2025 were due primarily to the indirect effects of tax reserves, as discussed above, on our unrealized capital losses. The cumulative valuation allowance at September 30, 2025 was primarily attributable to deferred tax assets recorded in connection with the unrealized capital losses related to our former investment in JUUL and our investment in Cronos. As we continue to evaluate all sources of potential income that may become available to utilize these losses, our valuation allowance position may change. It is possible sufficient positive evidence may be available in future periods to cause us to reduce or eliminate the valuation allowance on certain deferred tax assets. That change to the valuation allowance would result in the recognition of previously unrecognized deferred tax assets and a decrease in income tax expense in the period the release is recorded.
Note 14. Contingencies
Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria and certain of our subsidiaries, including PM USA and NJOY, as well as our indemnitees. Various types of claims may be raised in these proceedings, including product liability, unfair trade practices, antitrust, tax liability, contraband shipments, patent infringement, employment matters, environmental matters, claims alleging violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), claims for contribution and claims of competitors, shareholders or distributors. Legislative action, such as changes to tort law, also may expand the types of claims and remedies available to plaintiffs.
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

Judgments Paid and Provisions for Tobacco and Health (Including Engle Progeny Litigation) and Certain Other Litigation Items: The changes in our accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2025	2024	2025	2024
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$96	$346	$95	$151
Pre-tax charges for:
Tobacco and health and certain other litigation (1)	44	59	4	21
Shareholder derivative lawsuits (2)	—	—	—	—
JUUL-related settlements (3)	—	30	(1)	—
Related interest costs	4	1	—	1
Payments	(76)	(300)	(30)	(37)
Accrued liability for tobacco and health and certain other litigation items at end of period	$68	$136	$68	$136
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
Since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $1.1 billion and interest totaling approximately $246 million as of September 30, 2025. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $452 million and related interest totaling approximately $62 million.
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of September 30, 2025, PM USA has posted appeal bonds totaling approximately $24 million, which have been collateralized with restricted cash and are included in assets on our condensed consolidated balance sheets.
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

The table below lists the number of certain tobacco-related cases pending in the United States against us as of:

	October 27, 2025	October 28, 2024	October 23, 2023
Individual Smoking and Health Cases (1)	181	178	167
Health Care Cost Recovery Actions (2)	1	1	1
E-vapor Cases(3)	16	75	5,177
Other Tobacco-Related Cases (4)	3	3	3
(1) Includes as of October 27, 2025, 28 cases filed in Illinois, nine cases filed in New Mexico, 83 cases filed in Massachusetts, 15 cases filed in Oregon, eight cases filed in Hawaii, 11 cases filed in the U.S. Virgin Islands and 12 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle class (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Progeny Cases). Also does not include one Broin case pending as of October 27, 2025. For further discussion of the Broin cases, see Other Smoking and Health Class Actions below.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits, and, in March 2024, the court granted final approval of the settlement. Pending final dismissal of these cases, as of October 27, 2025, the remaining cases include 12 individual cases that opted out of the settlement, three class action lawsuits pending in Canada and one individual state court case relating to the Multidistrict Litigation. For further discussion of the Multidistrict Litigation settlement, see E-vapor Product Litigation below.
(4) Includes as of October 27, 2025, one inactive smoking and health case alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.
International Tobacco-Related Cases: As of October 27, 2025, (i) Altria is named as a defendant in three e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement (defined below) between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of October 27, 2025, no Engle progeny cases, two individual smoking and health cases and no e-vapor cases are set for trial through December 31, 2025. Trial dates are subject to change.
Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 86 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 53 of the 86 cases. Of the 33 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 28 have reached final resolution.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of October 27, 2025.
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
Non-Engle Progeny Litigation: Summarized below are the non-Engle progeny smoking and health cases pending in which verdicts were returned in favor of plaintiff and against PM USA and remain outstanding or cases concluded within the last 12 months where PM USA paid a final judgment. A chart listing certain verdicts for plaintiffs in pending Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.
Perez-Trinidad: In October 2025, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds Tobacco Company (“R.J. Reynolds”), awarding an aggregate of $1 million in compensatory damages against PM USA and R.J. Reynolds and $5.5 million in punitive damages against PM USA. PM USA intends to file post-trial motions challenging the verdict and, if necessary, will appeal.

Amaral: In March 2025, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds, awarding an aggregate of $4 million in compensatory damages against PM USA and R.J. Reynolds and $25 million in punitive damages against PM USA. PM USA has filed post-trial motions challenging the verdict and, if necessary, will appeal.
Taylor: In April 2024, a jury in an Oregon state court returned a verdict in favor of plaintiff and against PM USA, awarding less than $1 million in compensatory damages. The jury found that plaintiff was not entitled to punitive damages. Plaintiff has appealed the judgment, and the appeal remains pending. PM USA filed post-trial motions, which were denied, and PM USA filed a notice of appeal of the final judgment and the trial court’s denial of the post-trial motions.
Ricapor-Hall: In August 2023, a jury in a Hawaii state court returned a verdict in favor of plaintiff and against PM USA, awarding $6 million in compensatory damages and $8 million in punitive damages. In October 2023, the court entered judgment against PM USA for $11 million, having reduced the compensatory damages award to $3 million based on the jury’s finding on comparative fault and a set-off against plaintiff’s settlements with other defendants. PM USA filed post-trial motions challenging the verdict, which were denied in March 2024. In April 2024, PM USA filed a notice of appeal. PM USA’s appeal remains pending, and plaintiff has noticed a cross-appeal. In April 2025, the Hawaii Supreme Court granted plaintiff’s application to transfer the appeal to that Court from the Intermediate Court of Appeals.
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
Fontaine: In September 2022, a jury in a Massachusetts state court returned a verdict in favor of plaintiff and against PM USA, awarding approximately $8 million in compensatory damages and $1 billion in punitive damages. In September 2023, the court denied PM USA’s motion for a new trial and partially granted PM USA’s motion for remittitur, reducing the punitive damages award to $56 million. In December 2023, the court entered a final judgment awarding plaintiff $8 million in compensatory damages, $56 million in punitive damages and prejudgment interest. PM USA has noticed an appeal to the Appeals Court of Massachusetts. In May 2025, the Massachusetts Supreme Judicial Court took jurisdiction over the appeal. The appeal remains pending.
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of October 27, 2025, approximately 51 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 66 state court plaintiffs. Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. Each federal Engle progeny case has been resolved.
Engle Progeny Trial Results: As of October 27, 2025, 147 federal and state Engle progeny cases involving PM USA have resulted in verdicts. Eighty-eight were returned in favor of plaintiffs, four of which have been reversed post-trial or on appeal and remain pending. Fifty-nine verdicts were returned in favor of PM USA, one of which has been reversed post-trial or on appeal and remains pending. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of October 27, 2025.

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
The chart below lists the verdicts in and post-trial status of certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The chart lists cases that are pending as of October 27, 2025 where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.
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
As of October 27, 2025, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to us) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the United States). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. In August 2025, a plan for those companies was implemented, under which those companies agreed, among other things, to pay an aggregate global settlement amount of CAD $32.5 billion to resolve all tobacco product-related claims and litigation in Canada. Under the plan, Altria and PM USA have obtained releases of claims and the related litigation against them will be dismissed. Pursuant to the indemnification obligations in the Distribution Agreement, neither Altria nor PM USA is responsible for any payments required to resolve the Canadian litigation. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.

As of October 27, 2025, PM USA is named as a defendant in one case brought by a flight attendant against United States cigarette manufacturers seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendant alleges that they are a member of an ETS smoking and health class action in Florida that was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages but prohibited them from seeking punitive damages. Class members were prohibited from filing individual lawsuits after 2000 under the court-approved settlement. In July 2024, we reached agreement on terms to resolve approximately 627 individual Broin lawsuits. Accordingly, in the second quarter of 2024, we recorded a pre-tax provision of $4 million related to the settlement of these cases, which we paid in the third quarter of 2024.
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
Since the beginning of 2008, the Canadian Provinces of British Columbia, New Brunswick, Ontario, Newfoundland and Labrador, Quebec, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia have brought health care reimbursement claims against cigarette manufacturers. PM USA is named as a defendant in the British Columbia and Quebec cases, while both Altria and PM USA are named as defendants in the New Brunswick, Ontario, Newfoundland and Labrador, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia cases. The Nunavut Territory and Northwest Territory have passed legislation permitting similar claims, but lawsuits based on this legislation have not been filed. All of these cases were stayed pending resolution of proceedings in Canada involving three tobacco manufacturers (none of which are affiliated with us) under the Companies’ Creditors Arrangement Act discussed above. As discussed above, in August 2025, a plan for those companies was implemented. See Smoking and Health Litigation - Other Smoking and Health Class Actions above for a discussion of these proceedings. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by the States of Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $10.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. The OPMs’ obligation to make quarterly payments settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million, on a pro rata basis based on market share, ended in the fourth quarter of 2024. For the nine months ended September 30, 2025 and 2024, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $2.3 billion and $2.7 billion, respectively. For the three months ended September 30, 2025 and 2024, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $800 million and $900 million, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
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
▪New York Settlement. In 2015, PM USA entered into a separate NPM Adjustment settlement in which PM USA settled the NPM Adjustment disputes with the State of New York in perpetuity. PM USA has received $646 million pursuant to the New York settlement and expects to receive annual credits applied against the MSA payments due to the State of New York going forward.
▪Montana Settlement. In 2020, PM USA entered into a separate NPM Adjustment settlement in which PM USA settled the NPM Adjustment disputes with the State of Montana through 2030, resulting in a payment from PM USA to the State of Montana for an immaterial amount.
▪Massachusetts Settlement. In 2024, PM USA entered into a separate NPM Adjustment settlement in which PM USA settled the NPM Adjustment disputes with the Commonwealth of Massachusetts through 2011. As a result of this settlement, PM USA will receive $28 million. Accordingly, PM USA recorded $28 million as a reduction in costs of sales in the third quarter of 2024.
▪U.S. Territories Settlement. In 2025, PM USA entered into a separate NPM Adjustment settlement in which PM USA settled the NPM Adjustment disputes with American Samoa, Guam, the Commonwealth of the Northern Mariana Islands and the U.S. Virgin Islands through 2024. As a result of this settlement, PM USA will receive a credit in an immaterial amount applied against its April 2026 MSA payment to those territories. Accordingly, PM USA recorded an immaterial amount as a reduction in cost of sales in the third quarter of 2025.
Continuing NPM Adjustment Disputes with States That Have Not Settled.
▪2004 NPM Adjustment. The PMs and the 10 states that had not settled the NPM Adjustment disputes for 2004 participated in a multi-state arbitration. The arbitration panel found three of these states (Washington, Missouri and New Mexico) were not diligent in the enforcement of their escrow statutes in 2004, and PM USA received approximately $52 million on account of the 2004 NPM Adjustment as a credit against its April 2023 MSA payment. The States of Washington, Missouri and New Mexico have challenged those determinations in their respective state courts, and several issues remain to be resolved by the state trial and appellate courts that may affect the final amount of the 2004 NPM adjustment PM USA and other PMs will receive.
▪2005-2007 NPM Adjustments. The PMs and the six states that have not settled the NPM Adjustment disputes are currently arbitrating certain NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005 through 2007, for five of the six states, and one year, 2005, for one state. As of October 27, 2025, the arbitration panel had issued decisions for four of the six states (Maryland, Washington, Wisconsin and Ohio), finding the States of Maryland, Wisconsin and Ohio diligent for all three years and Washington not diligent for all three years. Washington challenged that determination in Washington state court, and the challenge was denied by the trial court. The State of Washington has appealed that denial, and the appeal remains pending. PM USA recorded $35 million in the fourth quarter of 2023 for its estimate of the minimum amount of the 2005 through 2007 NPM Adjustment it will receive.
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
In December 2019, the State of Mississippi filed a motion in Mississippi state court seeking to enforce the Mississippi State Settlement Agreement against PM USA, R.J. Reynolds and ITG concerning the tax rates used in the annual calculation of the net operating profit adjustment payments starting in 2018. The Mississippi state court held a hearing in October 2021 and issued a decision in June 2022 granting the State’s motion. PM USA appealed the court’s decision in June 2024. In September 2024, PM USA and the State of Mississippi settled their dispute over the profit adjustment payments. Pursuant to the settlement, PM USA paid $7 million to the State of Mississippi for 2018 through 2023. Accordingly, PM USA recorded $5 million of expense to cost of sales and $2 million of interest expense in the third quarter of 2024.
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
In July 2024, the State of Minnesota filed a motion in Minnesota state court seeking to enforce the Minnesota State Settlement Agreement against PM USA, R.J. Reynolds and ITG concerning the same tax rate issues raised by the States of Mississippi and Texas. The court found in favor of the State of Minnesota. In October 2025, the court issued an order as to damages, finding that PM USA owes the State of Minnesota $10 million plus pre-judgment and post-judgment interest. PM USA intends to appeal.
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
Corrective statements appeared in newspapers and on television for four months and one year, respectively, beginning in the fourth quarter of 2017, and the onserts appeared for two weeks at a time for a total of twelve weeks over two years beginning in the fourth quarter of 2018. Corrective statements have appeared on websites since the second quarter of 2018. In December 2022, the district court entered a consent order approving a settlement with respect to corrective statements on point-of-sale signage, which appeared through June 2025. In addition to the $28 million of provisions recorded in 2022, we recorded provisions of $15 million in the first quarter of 2024 for estimated costs of implementing the corrective statements on point-of-sale signage remedy.
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
In June 2023, JUUL and VMR Products LLC (“VMR”) filed a lawsuit against Altria and our affiliates AGDC, ALCS, NJOY Holdings, Inc. (“NJOY Holdings”) and NJOY in the U.S. District Court for the District of Arizona asserting claims of patent infringement based on the sale of NJOY ACE in the United States. Plaintiffs seek various remedies, including damages and an injunction on sales of NJOY ACE. The lawsuit is currently stayed.
Also in June 2023, the same plaintiffs filed a related action against the same defendants with the ITC. There, the plaintiffs also allege patent infringement, but the remedies sought include an exclusion order that would prohibit the importation of NJOY ACE into the United States. No damages are recoverable in the proceedings before the ITC. In August 2024, the Administrative Law Judge (“ALJ”) issued an initial determination supporting the plaintiffs’ allegations with respect to four patents and recommending an exclusion order. In September 2024, NJOY petitioned the ITC to review the ALJ’s initial determination. In October 2024, the ITC granted review of the ALJ’s initial determination with respect to aspects of two of the four patents. In January 2025, the ITC issued its final determination finding that NJOY ACE infringes the four patents plaintiff asserted and issued an exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States. The ITC sent its orders to the Office of the United States Trade Representative, which had 60 days to review the ITC’s determination. The orders became effective on March 31, 2025 after the 60-day review period ended without the United States Trade Representative taking action. In February 2025, we filed a motion for reconsideration of the ITC’s determination finding that NJOY ACE infringes the four patents plaintiff asserted, asking the ITC to reverse its determination that NJOY ACE infringes one of the four patents. The ITC denied the motion in April 2025. We have appealed the final exclusion order and cease-and-desist orders to the U.S. Court of Appeals for the Federal Circuit. The final exclusion order and cease-and-desist orders will remain in effect during the pendency of the appeal.
In November and December 2023 and February 2024, Altria and our affiliates filed petitions with the U.S. Patent Office Patent Trial and Appeal Board (“PTAB”) challenging the validity of the patents underlying JUUL and VMR’s patent infringement claims. In May, June and August 2024, the PTAB denied Altria’s requests to institute review as to four patents (including three of the patents that form the basis of the ITC’s final determination) and, in June 2024, granted Altria’s request to institute review as to one of the patents that forms the basis of the ITC’s final determination. In June 2025, the PTAB issued its decision concluding that the patent it reviewed was valid. We have appealed the PTAB’s decision to the U.S. Court of Appeals for the Federal Circuit.
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
We, JUUL and VMR previously engaged with a mediator to attempt to negotiate a resolution of the proceedings pending before the ITC discussed above, U.S. District Courts and the PTAB. The parties also have engaged in negotiations without a mediator. Based on the status of the negotiations and the proceedings before the ITC, U.S. District Courts, the PTAB and the U.S. Court of Appeals for the Federal Circuit, we have determined that a loss with respect to a negotiated resolution of such proceedings is not probable or reasonably estimable as of the date of this filing.
In August 2025, JUUL filed an additional lawsuit against Altria and our affiliates AGDC, ALCS, NJOY Holdings and NJOY in the U.S. District Court for the District of Arizona asserting claims of patent infringement based on the sale of NJOY Daily in the United States. Plaintiffs seek various remedies, including damages and an injunction on sales of NJOY Daily and any other products NJOY may be developing or preparing for commercialization in the United States that would infringe JUUL’s patent.
Also in August 2025, JUUL filed a related action against the same defendants with the ITC. There, JUUL also alleges patent infringement, but the remedies sought include an exclusion order that would prohibit the importation into the United States of NJOY Daily and any other products NJOY may be developing or preparing for commercialization in the United States that would infringe JUUL’s patent. No damages are recoverable in the proceedings before the ITC. A hearing before the ALJ is scheduled for April 2026, and we expect an initial determination from the ALJ in September 2026, subject to the ALJ’s ability to grant herself an extension. The ALJ’s recommendation will be reviewed by the ITC, and we expect the ITC’s final determination in January 2027, subject to the ITC’s right to grant itself an extension.
In September 2025, NJOY filed an additional complaint against JUUL in the U.S. District Court for the District of Delaware asserting claims of patent infringement based on the sale of certain JUUL e-vapor products, including the currently marketed JUUL device and JUULpods, in the United States. Also in September 2025, NJOY, ALCS, and AGDC filed a related action against JUUL with the ITC alleging patent infringement and seeking a ban on the importation and sale of the same JUUL products in the United States.
R.J. Reynolds Litigation
In April 2020, RAI Strategic Holdings, Inc. and R.J. Reynolds Vapor Co., which are affiliates of R.J. Reynolds, filed a lawsuit against Altria, PM USA, ALCS, PMI and its affiliate, Philip Morris Products S.A., in the U.S. District Court for the Eastern District of Virginia asserting claims of patent infringement based on the sale of the IQOS System electronic device and Marlboro HeatSticks in the United States. Plaintiffs sought various remedies, including preliminary and permanent injunctive relief, treble damages and attorneys’ fees. Altria and PMI were previously dismissed from the lawsuit, and plaintiffs’ claims against the other defendants were dismissed in August 2025.
PM USA, ALCS and Philip Morris Products S.A. filed counterclaims against plaintiffs in the Eastern District of Virginia lawsuit alleging patent infringement by R.J. Reynolds’ e-vapor products. In June 2022, PM USA and ALCS reached an agreement with R.J. Reynolds resulting in dismissal of their counterclaims.
In addition, ALCS filed a separate lawsuit against R.J. Reynolds in the U.S. District Court for the Middle District of North Carolina also alleging patent infringement by R.J. Reynolds’ e-vapor products. In September 2022, a jury awarded ALCS $95 million in damages for past infringement, plus supplemental damages and interest. In January 2023, the court ordered R.J. Reynolds to pay ALCS a 5.25% royalty on future sales of its infringing product resulting in positive net income through the expiration of the relevant patents in 2035. R.J. Reynolds filed a notice of appeal of the judgment to the U.S. Court of Appeals for the Federal Circuit, which affirmed the judgment in December 2024. In August 2025, R.J. Reynolds petitioned the U.S. Supreme Court to review the federal appellate court’s affirmance of the federal district court’s judgment. In October 2025, the U.S. Supreme Court denied R.J. Reynolds’ petition.
In July 2024, R.J. Reynolds moved the district court to vacate the judgment, including the damages awards and ongoing royalties, on the grounds that R.J. Reynolds obtained a sub-license to the asserted patents from JUUL in December 2023. In December 2024, the district court denied the motion as to the damages award and royalties due through December 2023. The district court also found that additional proceedings were warranted on the part of the motion regarding royalties after R.J. Reynolds obtained the sub-license. The district court has set an evidentiary hearing for February 2026. Any gains related to this lawsuit remain subject to these district court proceedings. Accordingly, they have not yet been determined to be realized or realizable in accordance with GAAP and have not been recognized in our condensed consolidated financial statements.
Antitrust Litigation
In March 2023, we entered into a stock transfer agreement with JUUL pursuant to which, among other things, we transferred to JUUL all of our beneficially owned JUUL equity securities.
As of October 27, 2025, 17 putative class action lawsuits have been filed against Altria and JUUL in the U.S. District Court for the Northern District of California. In November 2020, these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Antitrust Act of 1890 and Section 7 of the Clayton Antitrust Act and various state antitrust, consumer protection and unjust enrichment laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid and rescission of the transaction. In February 2024, the court ordered that certain of the direct-purchaser plaintiffs’ claims against JUUL be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement and dismissed without prejudice the direct-purchaser plaintiffs’ claims for injunctive relief. In April 2025, plaintiffs voluntarily dismissed all monopolization claims and all claims against the Altria defendants under California’s Unfair Competition Law. The trial with respect to the remaining claims in the consolidated lawsuits is set to commence in May 2026.
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
Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or our other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of October 27, 2025, two “Lights/Ultra Lights” class actions are pending in U.S. state courts. Neither case is active.
As of October 27, 2025, one smoking and health case alleging personal injury or seeking court-supervised programs or an ongoing medical monitoring program on behalf of individuals exposed to ETS and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including disgorgement. Defenses raised in these cases have included lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of October 27, 2025, there is no such case pending against UST and/or its tobacco subsidiaries.
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
Guarantees and Other Similar Matters
In the ordinary course of business, we have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2025, we (i) had $43 million of unused letters of credit obtained in the ordinary course of business and (ii) were contingently liable for guarantees related to our own performance, including $90 million for surety bonds. In addition, from time to time, we issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on our liquidity.
Under the terms of a distribution agreement between Altria and PMI (“Distribution Agreement”), entered into as a result of our 2008 spin-off of our former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. We do not have a related liability recorded on our condensed consolidated balance sheet at September 30, 2025 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the active IQOS System patent litigation discussed above under IQOS Litigation.
As part of the supplier financing program, Altria guarantees the financial obligations of ALCS under the financing program agreement.
PM USA guarantees our obligations under our outstanding debt securities, any borrowings under our $3.0 billion Credit Agreement and any amounts outstanding under our commercial paper program.
Note 15. New Accounting Guidance Not Yet Adopted
The following table provides a description of issued accounting guidance applicable to, but not yet adopted by, us:

Standards	Description	Effective Date for Public Entity	Effect on Financial Statements
Accounting Standards Update (“ASU”) No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The guidance will require additional income tax disclosures, primarily related to the rate reconciliation and income taxes paid information.	The guidance is effective for fiscal years beginning after December 15, 2024.	The guidance will result in expanded disclosures beginning in our annual consolidated financial statements for the year ending December 31, 2025, which we plan to adopt retrospectively.
ASU Nos. 2024-03 and 2025-01 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The guidance will require additional disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses.	The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027.	We are in the process of evaluating the impact of this guidance on our disclosures.
ASU No. 2025-05 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	The guidance provides a practical expedient for the calculation of current expected credit losses on current accounts receivable and current contract assets that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.	The guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years.	We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
ASU No. 2025-06 Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	The guidance replaces the current framework that is based on software development project stages with updated criteria, focused on management’s authorization and the probability of project completion, to determine the timing for cost capitalization.	The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years.	We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
ASU No. 2025-07 Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract
	The guidance refines the scope of Topic 815 by excluding from derivative accounting non-exchange trading contracts that have underlyings based on operations or activities specific to one of the parties to the contract with certain exceptions and clarifies the applicability of Topic 606 to share-based noncash consideration received from a customer in exchange for goods or services.	The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years.	We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections in this Quarterly Report on Form 10-Q (“Form 10-Q”), including our condensed consolidated financial statements and related notes contained in Item 1. Financial Statements of this Form 10-Q (“Item 1”). All references to “Notes” in this MD&A are to Notes to our condensed consolidated financial statements in Item 1. When used in this Form 10-Q, the terms “Altria,” “we,” “us” and “our” refer to either (i) Altria Group, Inc. and its consolidated subsidiaries or (ii) Altria Group, Inc. only and not its consolidated subsidiaries, as appropriate in the context.
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
In smoke-free products, we own U.S. Smokeless Tobacco Company LLC (“USSTC”), the leading global moist smokeless tobacco (“MST”) manufacturer, Helix Innovations LLC (“Helix”), a leading manufacturer of oral nicotine pouches, and NJOY, LLC (“NJOY”), a manufacturer of tobacco and menthol e-vapor products covered by marketing granted orders (“MGO”) from the U.S. Food and Drug Administration (“FDA”). Additionally, we have a majority-owned joint venture, Horizon Innovations LLC (“Horizon”), for the U.S. marketing and commercialization of heated tobacco stick products. As of the date of this Form 10-Q, Horizon had no products in the U.S. marketplace.
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
Trends and Developments
In this section of MD&A, we discuss certain factors that have impacted our businesses as of the date of this Form 10-Q. In addition, we are aware of and address certain trends and developments that could, individually or in the aggregate, have a material impact on our businesses, including the value of our investments in equity securities, in the future. In this section, we focus on the discretionary income pressures on adult tobacco consumers, tariffs, evolving consumer preferences and illicit flavored disposable e-vapor products. Other trends and developments are discussed elsewhere in this MD&A.
During the first three quarters of 2025, U.S. adult tobacco consumers continued to experience inflationary pressures on discretionary income, with lower-income consumers being particularly affected. Inflation remained a persistent concern, staying above the Federal Reserve’s 2% target. Persistently high prices for essentials such as groceries and housing continued to constrain consumer spending, with low-income earners increasingly cutting back and relying more on credit. Gas prices continued to trend downward as expected despite marginal increases in the third quarter with the average price of gas remaining above $3.00 per gallon. Tariffs introduced earlier in 2025 have steadily increased over the past several months, weighing on consumer confidence and contributing to ongoing headwinds for discretionary spending. While we have not observed a material impact on adult tobacco consumer purchasing behavior as a result of tariffs, we continue to closely monitor the additional pressure that tariff-related price increases may exert. In addition, we are monitoring other effects of tariffs on our businesses, including the price, availability and quality of raw materials and ingredients, and component parts for production. We do not expect higher tariffs to have a material impact on our costs in 2025 based on presently available information on tariffs.
Overall discretionary income pressures on adult tobacco consumers have resulted in increased discount brand share performance and evolving adult tobacco consumer preferences, each of which have negatively impacted the sales volumes of our companies’ premium brands. For the third quarter of 2025, the discount share of the cigarette category reached 32.2%, an increase of 2.4 share points versus the third quarter of 2024. Additionally, we believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral nicotine pouches. We estimate that, when adjusted for trade inventory movements, calendar differences and other factors, total estimated domestic cigarette industry volume declined by 8% in the third quarter of 2025 versus the third quarter of 2024. When adjusted for trade inventory movements and calendar differences, PM USA’s domestic cigarette shipment volume declined by an estimated 9% in the third quarter of 2025 versus the third quarter of 2024. In addition, the U.S. nicotine pouch category continued to grow throughout the third quarter of 2025 to 55.7% of the U.S. oral tobacco category, an increase of 11.1 share points versus the third quarter of 2024. As innovative smoke-free products evolve to better address the preferences of adult tobacco consumers, these consumers continue to transition from cigarettes and MST products to innovative smoke-free tobacco products, which has negatively impacted the sales volumes of our companies’ cigarette and MST products.
Product assortment, regulation and enforcement continue to evolve in the e-vapor category. Flavored disposable e-vapor products have continued driving growth in the e-vapor category. We estimate that flavored disposable e-vapor products, the majority of which we believe have evaded the regulatory process, represent more than 60% of the e-vapor category. In response to the proliferation of illicit flavored disposable e-vapor products, states and the federal government have taken various regulatory and enforcement actions. For example, the FDA and Customs and Border Protection have made it more difficult to import properly declared illicit e-vapor products, seized unauthorized vapor products and issued warning letters to importers. However, although the FDA, in conjunction with other federal entities, has increased enforcement activity, insufficient actions against manufacturers, distributors and retailers of tobacco products requiring FDA review for which no premarket tobacco product applications (“PMTA”) have been submitted have allowed such products to continue to proliferate in the market.
Additionally, we continue to see increased illicit activity across multiple tobacco categories, including nicotine pouch products and cigarettes. Throughout 2024 and the first three quarters of 2025, various synthetic oral nicotine pouch products emerged in traditional tobacco retailers. We continue to track the overall dynamics across multiple tobacco categories as well as competitive threats to our brands.
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

Consolidated Results of Operations for the Nine Months Ended September 30, 2025
The changes in net earnings and diluted EPS for the nine months ended September 30, 2025, from the nine months ended September 30, 2024, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the nine months ended September 30, 2024	$8,225	$4.75
2024 NPM Adjustment Items	(20)	(0.01)
2024 Acquisition and disposition-related items	(1,849)	(1.07)
2024 Asset impairment, exit and implementation costs	264	0.15
2024 Tobacco and health and certain other litigation items	68	0.04
2024 Amortization of intangibles	85	0.05
2024 ABI-related special items	(30)	(0.01)
2024 Cronos-related special items	20	0.01
2024 Income tax items	(41)	(0.02)
Subtotal 2024 special items (1)	(1,503)	(0.86)
2025 NPM Adjustment Items	2	—
2025 Acquisition and disposition-related items	(80)	(0.05)
2025 Asset impairment, exit and implementation costs	(906)	(0.53)
2025 Tobacco and health and certain other litigation items	(37)	(0.02)
2025 Amortization of intangibles	(92)	(0.05)
2025 ABI-related special items	(28)	(0.02)
2025 Cronos-related special items	(2)	—
2025 Income tax items	7	—
Subtotal 2025 special items	(1,136)	(0.67)
Fewer shares outstanding	—	0.10
Change in tax rate	81	0.04
Operations	163	0.09
For the nine months ended September 30, 2025	$5,830	$3.45

2025 Reported Net Earnings and Reported Diluted EPS	$5,830	$3.45
2024 Reported Net Earnings and Reported Diluted EPS	$8,225	$4.75
% Change	(29.1)%	(27.4)%

2025 Adjusted Net Earnings and Adjusted Diluted EPS	$6,966	$4.12
2024 Adjusted Net Earnings and Adjusted Diluted EPS	$6,722	$3.89
% Change	3.6%	5.9%
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
▪Operations: The increase of $163 million in operations (which excludes the impact of special items shown in the table above) was due primarily to higher OCI, partially offset by higher interest and other debt expense, net and lower net periodic benefit income, excluding service cost.
For further details, see Consolidated Operating Results and Operating Results by Business Segment below.

Consolidated Results of Operations for the Three Months Ended September 30, 2025
The changes in net earnings and diluted EPS for the three months ended September 30, 2025, from the three months ended September 30, 2024, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the three months ended September 30, 2024	$2,293	$1.34
2024 NPM Adjustment Items	(15)	(0.01)
2024 Acquisition and disposition-related items	33	0.02
2024 Tobacco and health and certain other litigation items	16	0.01
2024 Amortization of intangibles	31	0.02
2024 ABI-related special items	18	0.01
2024 Cronos-related special items	1	—
2024 Income tax items	11	0.01
Subtotal 2024 special items (1)	95	0.06
2025 NPM Adjustment Items	2	—
2025 Acquisition and disposition-related items	(3)	—
2025 Asset impairment, exit and implementation costs	(10)	—
2025 Tobacco and health and certain other litigation items	(3)	—
2025 Amortization of intangibles	(30)	(0.02)
2025 ABI-related special items	(27)	(0.02)
2025 Cronos-related special items	(18)	(0.01)
2025 Income tax items	20	0.01
Subtotal 2025 special items	(69)	(0.04)
Fewer shares outstanding	—	0.02
Change in tax rate	21	0.01
Operations	35	0.02
For the three months ended September 30, 2025	$2,375	$1.41

2025 Reported Net Earnings and Reported Diluted EPS	$2,375	$1.41
2024 Reported Net Earnings and Reported Diluted EPS	$2,293	$1.34
% Change	3.6%	5.2%

2025 Adjusted Net Earnings and Adjusted Diluted EPS	$2,444	$1.45
2024 Adjusted Net Earnings and Adjusted Diluted EPS	$2,388	$1.40
% Change	2.3%	3.6%
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
▪Operations: The increase of $35 million in operations (which excludes the impact of special items shown in the table above) was due primarily to higher OCI.
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
Critical Accounting Estimates
Goodwill and Other Intangible Assets Impairment Testing
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require an interim quantitative impairment assessment. There have been no events or changes in circumstances that indicate an interim quantitative impairment assessment was required for the three months ended September 30, 2025. We will perform our annual impairment testing during the fourth quarter of 2025.
E-Vapor Reporting Unit Goodwill
At December 31, 2024, the estimated fair value of the e-vapor reporting unit exceeded its carrying value by approximately 28% ($0.3 billion). As further discussed in Note 4. Goodwill and Other Intangible Assets, net (“Note 4”), we determined the estimated fair value of the e-vapor reporting unit as of March 31, 2025 was below its carrying value and recorded a non-cash goodwill impairment of $873 million for the three months ended March 31, 2025 in our condensed consolidated statements of earnings. As of March 31, 2025, after recording the goodwill impairment, the carrying value of goodwill within the e-vapor reporting unit was $895 million. In addition, the carrying value of the e-vapor reporting unit’s net assets (including the effect of intercompany debt), which was negative, approximated its estimated fair value.
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
We believe that the estimated fair value of the e-vapor reporting unit at March 31, 2025 remains reasonable and there are no events or circumstances indicating an impairment for the three months ended September 30, 2025. If the assumptions or judgments regarding the expectations for the future state of the e-vapor category and NJOY’s business discussed above fail to materialize as anticipated, if we experience unfavorable outcomes with respect to litigation proceedings (including actions alleging patent infringement), or if the discount rate used to estimate the fair value increases, we could have additional non-cash impairments of our e-vapor reporting unit goodwill in future periods, which could be material. A hypothetical 1% increase to the discount rate used to estimate the fair value of the e-vapor reporting unit as of March 31, 2025 would have resulted in an additional goodwill impairment charge of approximately $275 million in the first quarter of 2025.
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
We believe that the estimated fair value of the Skoal trademark at December 31, 2024 remains reasonable and there are no events or circumstances indicating an impairment for the three months ended September 30, 2025. If the decline in sales volume for Skoal is higher than currently estimated and results in material revenue declines, we believe there may be a material adverse effect on the significant assumptions used in performing our valuation. If Skoal’s actual revenue and income or long-term outlook are significantly unfavorable compared to forecasted performance used to estimate the fair value or if the discount rate used to estimate the fair value increases, we could have material non-cash impairments of the Skoal trademark in future periods. Based on the 2024 annual impairment test, a hypothetical 1% increase to the discount rate used would have resulted in a pre-tax impairment charge to the Skoal intangible asset of approximately $85 million.
For further discussion of goodwill and other intangible assets, including the impairments of the e-vapor reporting unit goodwill in the first quarter of 2025 and the Skoal trademark in the second quarter of 2024, see Note 4.

Consolidated Operating Results

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net Revenues:
Smokeable products	$15,366	$15,941	$5,387	$5,540
Oral tobacco products	2,096	2,084	689	722
All other	(29)	19	(4)	(3)
Net revenues	$17,433	$18,044	$6,072	$6,259
Excise Taxes on Products:
Smokeable products	$2,299	$2,630	$797	$888
Oral tobacco products	74	76	24	27
Excise taxes on products	$2,373	$2,706	$821	$915
Operating Income:
OCI:
Smokeable products	$8,341	$8,183	$2,942	$2,937
Oral tobacco products	1,390	996	459	464
All other	(1,198)	(291)	(76)	(119)
Amortization of intangibles	(112)	(102)	(38)	(38)
General corporate expenses	(173)	(427)	(57)	(92)
Operating income	$8,248	$8,359	$3,230	$3,152
As discussed further in Note 11. Segment Reporting (“Note 11”), our CODM reviews OCI, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate the performance of, and allocate resources to, our segments. Our management believes it is appropriate to disclose this measure to help investors analyze our business performance and trends.

The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the nine months ended September 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2025 Reported	$7,876	$2,046	$5,830	$3.45
NPM Adjustment Items	(2)	—	(2)	—
Acquisition and disposition-related items	96	16	80	0.05
Asset impairment, exit and implementation costs	916	10	906	0.53
Tobacco and health and certain other litigation items	48	11	37	0.02
Amortization of intangibles	112	20	92	0.05
ABI-related special items	36	8	28	0.02
Cronos-related special items	2	—	2	—
Income tax items	—	7	(7)	—
2025 Adjusted for Special Items	$9,084	$2,118	$6,966	$4.12

2024 Reported	$10,881	$2,656	$8,225	$4.75
NPM Adjustment Items	(27)	(7)	(20)	(0.01)
Acquisition and disposition-related items	(2,513)	(664)	(1,849)	(1.07)
Asset impairment, exit and implementation costs	354	90	264	0.15
Tobacco and health and certain other litigation items	90	22	68	0.04
Amortization of intangibles	102	17	85	0.05
ABI-related special items	(39)	(9)	(30)	(0.01)
Cronos-related special items	22	2	20	0.01
Income tax items	—	41	(41)	(0.02)
2024 Adjusted for Special Items (1)	$8,870	$2,148	$6,722	$3.89
(1) Prior period amounts have been recast to conform with current period presentation for amortization of intangibles, which we did not previously identify as a special item and we now exclude from our adjusted financial measures. See Non-GAAP Financial Measures above.

The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the three months ended September 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2025 Reported	$3,075	$700	$2,375	$1.41
NPM Adjustment Items	(2)	—	(2)	—
Acquisition and disposition-related items	1	(2)	3	—
Asset impairment, exit and implementation costs	13	3	10	—
Tobacco and health and certain other litigation items	3	—	3	—
Amortization of intangibles	38	8	30	0.02
ABI-related special items	34	7	27	0.02
Cronos-related special items	18	—	18	0.01
Income tax items	—	20	(20)	(0.01)
2025 Adjusted for Special Items	$3,180	$736	$2,444	$1.45

2024 Reported	$3,026	$733	$2,293	$1.34
NPM Adjustment Items	(21)	(6)	(15)	(0.01)
Acquisition and disposition-related items	44	11	33	0.02
Tobacco and health and certain other litigation items	22	6	16	0.01
Amortization of intangibles	38	7	31	0.02
ABI-related special items	23	5	18	0.01
Cronos-related special items	2	1	1	—
Income tax items	—	(11)	11	0.01
2024 Adjusted for Special Items (1)	$3,134	$746	$2,388	$1.40
(1) Prior period amounts have been recast to conform with current period presentation for amortization of intangibles, which we did not previously identify as a special item and we now exclude from our adjusted financial measures. See Non-GAAP Financial Measures above.
The following special items affected the comparability of statements of earnings amounts for the nine and three months ended September 30, 2025 and 2024:
▪NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation in Note 14. Contingencies (“Note 14”) and NPM Adjustment Items in Note 11, respectively.
▪Acquisition and disposition-related items: We recorded net pre-tax charges reflecting expenses primarily related to the U.S. International Trade Commission (“ITC”) exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States. These charges are net of insurance recoveries from insurance contracts associated with the acquisition of NJOY Holdings, Inc. (“NJOY Transaction”). For further information on the ITC’s determination, see E-vapor Product Litigation in Note 14. We recorded these items as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net revenues (1)	$42	$—	$—	$—
Cost of sales (1)	44	—	—	—
Marketing, administration and research costs (2)	(15)	47	1	44
Total	$71	$47	$1	$44
(1) Included in our all other category.
(2) Recorded as general corporate expense, net of $34 million and $9 million of insurance recoveries for the nine and three months ended 2025, respectively. In 2024 and 2025, we incurred total costs of $166 million primarily associated with the ITC determination and patent infringement lawsuits related to the NJOY Transaction, which were offset by insurance recoveries of $59 million. These total amounts include $61 million of costs offset by $25 million of insurance recoveries recorded in 2024.

Additionally, we recorded a non-cash, pre-tax charge of $25 million for the nine months ended September 30, 2025 for the change in the fair value of the contingent payments associated with the NJOY Transaction. In connection with the June 2024 issuance by the FDA of MGOs for four NJOY menthol e-vapor products, we recorded a pre-tax charge of approximately $140 million for the nine months ended September 30, 2024 for the change in the fair value of the contingent payments associated with the NJOY Transaction. These charges were recorded as general corporate expense and included in marketing, administration and research costs in our condensed consolidated statements of earnings. For further information, see Contingent Payments in Note 7. Financial Instruments.
We recorded a pre-tax gain of $2.7 billion upon the assignment of the IQOS Tobacco Heating System (“IQOS System”) commercialization rights to Philip Morris International Inc. in April 2024, for the nine months ended September 30, 2024.
▪Asset Impairment, Exit and Implementation Costs: We recorded a non-cash impairment charge of $873 million to reduce the carrying value of the e-vapor reporting unit goodwill to its estimated fair value for the nine months ended September 30, 2025 in our all other category. There was no income tax benefit associated with the impairment of the e-vapor reporting unit goodwill as the impairment is non-deductible for tax purposes. We recorded a non-cash, pre-tax impairment of the Skoal trademark of $354 million for the nine months ended September 30, 2024 in our oral tobacco products segment. For further discussion, see Note 4.
We recorded exit and implementation costs of $43 million and $13 million related to our Optimize & Accelerate initiative (“Initiative”) for the nine and three months ended September 30, 2025, respectively. For a breakdown of these costs by segment, see Note 5. Exit and Implementation Costs.
▪Tobacco and Health and Certain Other Litigation Items: For a discussion of tobacco and health and certain other litigation items and a breakdown of these costs by segment, see Note 14 and Tobacco and Health and Certain Other Litigation Items in Note 11, respectively.
▪Amortization of Intangibles: We recorded pre-tax amortization expense of definite-lived intangible assets of $112 million and $102 million for the nine months ended September 30, 2025 and 2024, respectively, and $38 million for each of the three months ended September 30, 2025 and 2024 in marketing, administration and research costs in our condensed consolidated statements of earnings.
▪ABI-Related Special Items: We recorded net pre-tax losses of $36 million and $34 million from our investment in ABI for the nine and three months ended September 30, 2025, respectively, consisting primarily of mark-to-market losses on certain ABI financial instruments associated with its share commitments.
We recorded net pre-tax income of $39 million from our investment in ABI for the nine months ended September 30, 2024, which consisted primarily of a gain related to our sale of a portion of our investment in ABI (“ABI Transaction”), net of transaction costs, partially offset by mark-to-market losses on certain ABI financial instruments associated with its share commitments. For further information on the gain related to the ABI Transaction, see Note 6. Investments in Equity Securities.
The ABI-related special items include our respective share of the amounts recorded by ABI and additional adjustments related to (i) the conversion of ABI-related special items from international financial reporting standards to GAAP and (ii) adjustments to our investment required under the equity method of accounting.
▪Income Tax Items: We recorded income tax items of $20 million for the three months ended September 30, 2025, due primarily to an income tax benefit from tax reserves, which includes a favorable rate differential associated with certain cross-border taxes, related to an unfavorable federal court ruling concerning a change in the application of foreign attribution rules relevant to our investment in ABI, partially offset by tax expense associated with the increase of a valuation allowance related to our unrecognized capital losses. For further discussion, see Note 13. Income Taxes.
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
Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Net revenues, which include excise taxes billed to customers, decreased $611 million (3.4%), due primarily to lower net revenues in our smokeable products segment.
Cost of sales decreased $426 million (9.3%), due primarily to lower shipment volume and lower per unit settlement charges in our smokeable products segment, partially offset by higher NJOY costs and lower NPM adjustment items.
Excise taxes on products decreased $333 million (12.3%), due primarily to lower shipment volume in our smokeable products segment.

Marketing, administration and research costs decreased $263 million (12.8%), due primarily to lower acquisition-related items discussed above and transaction costs associated with the ABI Transaction in 2024, both of which are included in general corporate expenses.
Operating income decreased $111 million (1.3%), due primarily to lower OCI (which includes the net impact of a non-cash impairment of the e-vapor reporting unit goodwill in 2025 and a non-cash impairment of the Skoal trademark in our oral tobacco product segment in 2024), partially offset by lower general corporate expenses.
(Income) losses from investments in equity securities were unfavorable $132 million (24.9%), due primarily to lower income from our equity investment in ABI (which includes our gain on the ABI Transaction in 2024 and lower ownership interest).
Provision for income taxes decreased $610 million (23%), due primarily to lower earnings before income taxes, partially offset by unfavorable tax items as discussed above.
Reported net earnings of $5,830 million decreased $2,395 million (29.1%), due primarily to the gain on the sale of the IQOS System commercialization rights in 2024, unfavorable results from our equity investment in ABI, lower operating income and unfavorable income tax items. Reported basic and diluted EPS of $3.45, each decreased by 27.4% due to lower reported net earnings, partially offset by fewer shares outstanding.
Adjusted net earnings of $6,966 million increased $244 million (3.6%), due primarily to higher OCI and a lower adjusted tax rate, partially offset by higher interest and other debt expense, net and lower net periodic benefit income, excluding service cost. Adjusted diluted EPS of $4.12 increased by 5.9%, due to higher adjusted net earnings and fewer shares outstanding.
Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Net revenues, which include excise taxes billed to customers, decreased $187 million (3.0%), due primarily to lower net revenues in our smokeable and oral tobacco products segments.
Cost of sales decreased $97 million (6.3%), due primarily to lower shipment volume and lower per unit settlement charges in our smokeable products segment, partially offset by lower NPM adjustment items.
Excise taxes on products decreased $94 million (10.3%), due primarily to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs decreased $76 million (11.6%), due primarily to lower acquisition-related items discussed above, included in general corporate expense.
Operating income increased $78 million (2.5%), due primarily to higher OCI and lower general corporate expenses.
Reported net earnings of $2,375 million increased $82 million (3.6%), due primarily to higher operating income. Reported basic and diluted EPS of $1.41, each increased by 5.2% due to higher reported net earnings and fewer shares outstanding.
Adjusted net earnings of $2,444 million increased $56 million (2.3%), due primarily to higher OCI. Adjusted diluted EPS of $1.45 increased by 3.6%, due to higher adjusted net earnings and fewer shares outstanding.
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
▪the FDA’s failure to effectively address illicit tobacco products on the market, including illicit disposable e-vapor and oral nicotine pouch products;
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
▪establish premarket review pathways for new and modified tobacco products (see Premarket Review Pathways for Tobacco Products and Market Authorization Enforcement below);
▪prohibit any express or implied claims that a tobacco product is or may be less harmful than other tobacco products without FDA authorization;
▪authorize the FDA to impose tobacco product standards that are appropriate for the protection of public health (see Potential Product Standards below); and
▪equip the FDA with a variety of investigatory and enforcement tools, including the authority to inspect product manufacturing and other facilities (see Investigation and Enforcement below).
Effective April 2022, the U.S. Congress expanded the statutory definition of tobacco products to include products containing nicotine derived from any source, including synthetic nicotine. See Premarket Review Pathways for Tobacco Products and Market Authorization Enforcement below for additional information. Currently, however, the statutory definition of tobacco products does not cover products containing nicotine analogues, which are designed to imitate the effects of nicotine. As a result, products containing nicotine analogues are not subject to the FDA regulatory framework for tobacco products.
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
▪Premarket Review Pathways for Tobacco Products and Market Authorization Enforcement: The FSPTCA permits the sale of tobacco products on the market as of February 15, 2007 and not subsequently modified (“Pre-existing Tobacco Products”) and new or modified products authorized through the PMTA, Substantial Equivalence (“SE”) or SE Exemption pathways. Subsequent FDA rules also provide a Supplemental PMTA pathway designed to increase the efficiency of submission and review for modified versions of previously authorized products.
For products currently on the market, the FDA premarket authorization enforcement policy varies based on product type and date of availability on the market, specifically:
▪Pre-existing Tobacco Products are exempt from the premarket authorization requirement;
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
The FSPTCA requires the FDA to issue a marketing order (either an MGO or a marketing denial order (“MDO”)) with respect to a PMTA no later than 180 days after receipt of the PMTA. Following the 180-day FDA review period, the FSPTCA allows any party that receives an MDO to seek expedited judicial review of the ruling in a federal appellate court within 30 days. Together, these statutory deadlines for FDA action and judicial review create a structure and timeline for manufacturers seeking to market new products. While it is possible that the FDA may bring an enforcement action relating to commercialized products for which a PMTA has been pending longer than the 180-day review period, we believe that any such enforcement action would conflict with the FSPTCA. Our operating companies may decide to commercialize products that have not received MGOs from the FDA if the operating company submitted a PMTA with respect to any such product in compliance with the FSPTCA and the FDA failed to issue a marketing order within the statutory review period.
Modifications to currently marketed products, including modifications that result from, for example, changes to the quantity of tobacco product(s) in a package, a manufacturer being unable to acquire ingredients or a supplier or contract manufacturer being unable to maintain the consistency required in ingredients or manufacturing processes, could trigger the FDA’s premarket review process. Additionally, a manufacturer may be unable to maintain consistency in manufacturing processes as it increases the scale of its manufacturing operations in response to market expansion or product introduction. These circumstances could cause a manufacturer to receive (i) a “not substantially equivalent” determination or (ii) a denial or withdrawal of a PMTA, either of which could result in a product being removed from the market. In addition, new scientific data continues to be developed relating to innovative tobacco products, which could impact the FDA’s determination as to whether a product is, or continues to be, appropriate for the protection of public health and could, therefore, result in the removal of one or more products from the market. Any such actions affecting our operating companies’ products could have a material adverse impact on our business, results of operations, cash flows or financial position.
Products Regulated in 2009: Most cigarette and smokeless tobacco products currently marketed by PM USA and USSTC are “Provisional Products.” PM USA and USSTC timely submitted SE reports for these Provisional Products and have received SE determinations on certain Provisional Products. Those products that were found by the FDA to be not substantially equivalent (certain smokeless tobacco products) had been discontinued for business reasons prior to the FDA’s determinations; therefore, those determinations did not impact business results. PM USA and USSTC have other Provisional Products that continue to be subject to the FDA’s premarket review process. In the meantime, they can continue marketing these products unless the FDA determines that a specific Provisional Product is not substantially equivalent.
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
Cigarette and smokeless tobacco products introduced into the market or modified after March 22, 2011 are “Non-Provisional Products” and must apply to receive an MGO from the FDA prior to being offered for sale. MGOs for Non-Provisional Products may be obtained by filing an SE report, a PMTA or using another premarket pathway established by the FDA. PM USA and USSTC may not be able to obtain an MGO for non-provisional products because the FDA may determine that any such product does not meet the statutory requirements for approval.
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
Helix submitted PMTAs for on! oral nicotine pouches on the market as of August 2016 in May 2020, PMTAs for additional on! oral nicotine pouches in September 2024 and PMTAs for on! PLUS oral nicotine pouches in tobacco, mint and wintergreen flavors in June 2024. In September 2025, the FDA launched a pilot program intended to increase efficiency and streamline the review process for PMTAs for select oral nicotine pouch products. Also in September 2025, the FDA communicated to Helix that PMTAs for certain of its products, including on! PLUS, were being reviewed through the pilot program. As of October 27, 2025, the FDA has not issued a marketing order with respect to any on! or on! PLUS PMTA. In October 2025, following the expiration of the 180-day statutory review period, Helix began commercializing on! PLUS. Helix intends to comply with the post-market record keeping and reporting requirements of the FDA’s most recently issued MGOs for similar products.
As of October 27, 2025, Middleton has received MGOs or exemptions that cover over 99% of its cigar product volume.
As a result of our June 2023 acquisition of NJOY Holdings, Inc., we gained full global ownership of NJOY’s e-vapor product portfolio, including NJOY ACE, a pod-based e-vapor product with an MGO from the FDA, and NJOY DAILY, which also has an MGO. In June 2024, NJOY received MGOs with respect to two NJOY ACE menthol products and two NJOY DAILY menthol products. In May 2024, NJOY submitted a supplemental PMTA to the FDA to commercialize and market the NJOY ACE 2.0 device, which leverages Bluetooth® connectivity to incorporate access restriction technology designed to prevent underage use by authenticating the user before unlocking the device. Also in May 2024, NJOY re-submitted PMTAs for blueberry and watermelon flavored pod-based e-vapor products that work exclusively with the Bluetooth®-enabled NJOY ACE 2.0 device. These products previously received MDOs on the basis of FDA concerns regarding potential underage use. NJOY ACE and the NJOY ACE 2.0 are subject to U.S. International Trade Commission exclusion and cease-and-desist orders prohibiting their importation and sale in the United States. See Note 14. NJOY Daily is not subject to these orders.

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
Post-Market Surveillance: Manufacturers that receive MGOs must adhere to the FDA post-market record keeping and reporting requirements, as detailed in market orders and in the final PMTA rule. The requirements include prior notification of marketing activities. The FDA may amend requirements of an MGO or withdraw the MGO based on this information if, among other reasons, it determines that the continued marketing of the products is no longer appropriate for the protection of the public health. If the FDA fails to issue a marketing order within the statutory review period with respect to a PMTA submitted by one of our operating companies and that operating company elects to commercialize the applicable product, we expect that operating company will execute its plans consistent with the post-market record keeping and reporting requirements of the FDA’s most recently issued MGOs for similar products.
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
In December 2024, PM USA and several Georgia co-plaintiffs filed suit against the FDA in the U.S. District Court for the Southern District of Georgia, challenging the final rule on substantive and procedural grounds. In August 2025, the federal court vacated the final rule on the basis that the FDA violated federal law by not disclosing timely data it relied on in creating the rule. In October 2025, the FDA appealed that decision to the U.S. Court of Appeals for the Eleventh Circuit.
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
▪E-Vapor Products: In September 2022, the FDA represented that it had resolved more than 99% of the timely applications it had received, the vast majority of which were for e-vapor products and resulted in MDOs. As of October 27, 2025, many manufacturers of menthol and other flavored e-vapor products have received MDOs for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefits of their products to adult smokers overcome the risks that their products pose to youth. The FDA has communicated in these MDOs that vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of Public Health” standard and that successful applications require strong, product-specific evidence. A number of these manufacturers are challenging the MDOs for their products. In January 2024, the U.S. Court of Appeals for the Fifth Circuit ruled that the FDA had unlawfully changed its position with respect to the information required to obtain a PMTA. In April 2025, the U.S. Supreme Court vacated the U.S. Court of Appeals for the Fifth Circuit’s determination, concluding that manufacturers had been given fair notice of the PMTA requirements, and remanded the case for further review. Other U.S. Courts of Appeals have upheld adverse FDA determinations.
▪Potential Product Standards
▪Nicotine in Cigarettes and Other Combustible Tobacco Products: In January 2025, the FDA proposed a tobacco product standard that would establish a maximum nicotine level in cigarettes and certain other combustible tobacco products (including little cigars, cigarillos and most large cigars) significantly lower than the average concentration in these products currently on the market with the aim of making such products minimally or non-addictive. The public comment period on the proposed product standard closed in September 2025, and we have engaged with the FDA through the rulemaking process, including by submitting comments. We believe the rulemaking process for this proposed product standard will take multiple years to complete.
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
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and October 27, 2025, the weighted-average state cigarette excise tax increased from $0.36 to $2.01 per pack. Three states (Maryland, Colorado and Rhode Island) increased excise taxes in 2024. As of October 27, 2025, four states (Hawaii, Indiana, Maine and New Jersey) have increased excise taxes in 2025. Various other increases are under consideration or have been proposed.
Many states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. We support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of October 27, 2025, the federal government, 25 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST.
An increasing number of states and localities are proposing excise taxes on e-vapor products and oral nicotine pouches. As of October 27, 2025, 34 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 18 states and the District of Columbia have enacted legislation to tax oral nicotine pouches.
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
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of October 27, 2025, 182 countries, as well as the European Union, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings, (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products and (v) requires manufacturers of e-vapor products to certify that they are in compliance with FDA requirements to be allowed to sell in the state. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. As of October 27, 2025, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, New York, Rhode Island and Utah) and the District of Columbia have passed such legislation. Some states, such as New York and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway. The legislation in the State of California, which became effective in December 2022, bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen. The State of Maryland banned e-vapor product flavors other than tobacco and menthol through Maryland Department of Assessments and Taxation rulemaking.
The States of Indiana, Massachusetts and Utah passed legislation capping the amount of nicotine in e-vapor products. As of October 27, 2025, legislation relating to this issue is pending in one other state.
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
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: In December 2019, after a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of October 27, 2025, 44 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on our operating companies’ sales volumes, we support and advocate for raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels.

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
▪Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. For example, we are, or have been, subject to a number of governmental investigations with respect to our former investment in JUUL, which we divested in March 2023, including the following: (i) the U.S. Federal Trade Commission (“FTC”) issued a Civil Investigative Demand to us while conducting its antitrust review of our former investment in JUUL; (ii) the SEC commenced an investigation relating to our acquisition, disclosures and accounting controls in connection with the JUUL investment; and (iii) the New York State Office of the Attorney General and the Commonwealth of Massachusetts Office of the Attorney General, separately, issued independent subpoenas to us seeking documents relating to our former investment in and provision of services to JUUL.
Private Sector Activity on Tobacco Products
A number of retailers, including national chains, have discontinued the sale of all tobacco products, and others have discontinued the sale of e-vapor products. Reasons for the discontinuation include change in corporate policy and, with respect to e-vapor products, reported illnesses and the uncertain regulatory environment. Furthermore, third-party digital platforms, such as app stores, have restricted, and in some cases prohibit, communications with adult tobacco consumers concerning tobacco products. It is possible that if this private sector activity becomes more widespread it could have an adverse effect on our business, results of operations, cash flows or financial position.
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
Prohibitionist policies, such as California’s ban on the sale of flavored tobacco products, which went into effect in 2022, can have unintended negative consequences, including the proliferation of counterfeit and unregulated products. We actively engage with regulators, state and federal lawmakers, our trade partners and other stakeholders to bring awareness to these issues. When appropriate, we also take legal action to protect our lawful e-vapor product business, such as the lawsuit we filed in federal court in California against manufacturers, distributors and retailers of illicit e-vapor products, which we settled in October 2025. Pursuant to the terms of the settlement, a foreign manufacturer and certain domestic distributors of illicit disposable e-vapor devices are prohibited from selling or shipping flavored e-vapor products to consumers, retailers, wholesalers or distributors located in the State of California and from selling or shipping such products to anyone if they have actual knowledge that the products will ultimately be resold or reshipped to consumers in the State of California.
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
Operating Results
Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our smokeable products segment:

	Operating Results
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Net revenues	$15,366	$15,941	(3.6)%	$5,387	$5,540	(2.8)%
Excise taxes	(2,299)	(2,630)		(797)	(888)
Revenues net of excise taxes	$13,067	$13,311		$4,590	$4,652

Reported OCI	$8,341	$8,183	1.9%	$2,942	$2,937	0.2%
NPM Adjustment Items	(2)	(29)		(2)	(23)
Asset impairment, exit and implementation costs	38	—		12	—
Tobacco and health and certain other litigation items	44	59		4	21
Adjusted OCI	$8,421	$8,213	2.5%	$2,956	$2,935	0.7%

Reported OCI margins (1)	63.8%	61.5%	2.3 pp	64.1%	63.1%	1.0 pp
Adjusted OCI margins (1)	64.4%	61.7%	2.7 pp	64.4%	63.1%	1.3 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Net revenues, which include excise taxes billed to customers, decreased $575 million (3.6%), due primarily to lower shipment volume ($1,944 million), partially offset by higher pricing ($1,327 million), which includes higher promotional investments.

Reported OCI increased $158 million (1.9%), due primarily to higher pricing, which includes higher promotional investments, lower per unit settlement charges, lower costs ($33 million) and lower tobacco and health and certain other litigation items ($15 million), partially offset by lower shipment volume ($1,308 million), costs associated with the Initiative in 2025 ($38 million) and lower NPM adjustment items ($27 million).
Adjusted OCI increased $208 million (2.5%), due primarily to higher pricing, which includes higher promotional investments, lower per unit settlement charges and lower costs, partially offset by lower shipment volume.
Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Net revenues, which include excise taxes billed to customers, decreased $153 million (2.8%), due primarily to lower shipment volume ($530 million), partially offset by higher pricing ($359 million), which includes higher promotional investments.
Reported OCI increased $5 million (0.2%), due primarily to higher pricing, which includes higher promotional investments, lower per unit settlement charges and lower tobacco and health and certain other litigation items ($17 million), partially offset by lower shipment volume ($366 million), lower NPM adjustment items ($21 million) and higher costs ($20 million).
Adjusted OCI increased $21 million (0.7%), due primarily to higher pricing, which includes higher promotional investments, lower per unit settlement charges, partially offset by lower shipment volume and higher costs.
Shipment Volume and Retail Share Results
The following table summarizes our smokeable products segment’s shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(sticks in millions)	2025	2024	Change	2025	2024	Change
Cigarettes:
Marlboro	41,671	47,411	(12.1)%	14,235	16,122	(11.7)%
Other premium	2,141	2,397	(10.7)%	744	824	(9.7)%
Discount	2,650	2,181	21.5%	1,213	695	74.5%
Total cigarettes	46,462	51,989	(10.6)%	16,192	17,641	(8.2)%
Cigars:
Black & Mild	1,335	1,320	1.1%	452	443	2.0%
Other	2	3	(33.3)%	1	1	—%
Total cigars	1,337	1,323	1.1%	453	444	2.0%
Total smokeable products	47,799	53,312	(10.3)%	16,645	18,085	(8.0)%
Note: Cigarettes shipment volume includes Marlboro; Other premium brands, such as Virginia Slims and Parliament; and Discount brands, which include L&M and Basic. Cigarettes volume includes units sold as well as promotional units but excludes units not considered domestic, which are not material to our smokeable products segment.

The following table summarizes our cigarettes retail share performance:

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2025	2024	Percentage Point Change	2025	2024	Percentage Point Change
Cigarettes:
Marlboro	40.8%	41.9%	(1.1)	40.4%	41.6%	(1.2)
Other premium	2.2	2.3	(0.1)	2.2	2.2	—
Discount	2.2	1.9	0.3	2.8	1.9	0.9
Total cigarettes	45.2%	46.1%	(0.9)	45.4%	45.7%	(0.3)
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
Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 10.6%, driven primarily by the industry’s decline rate (impacted by the continued growth of flavored disposable e-vapor products, the majority of which we believe have evaded the regulatory process, and discretionary income pressures on adult tobacco consumers), retail share losses and calendar differences, partially offset by trade inventory movements. When adjusted for calendar differences and trade inventory movements, our smokeable products segment domestic cigarette shipment volume decreased by an estimated 10.5%. When adjusted for trade inventory movements, calendar differences and other factors, total estimated domestic cigarette industry volume decreased by an estimated 8.5%.
Shipments of premium cigarettes accounted for 94.3% and 95.8% of our smokeable products segment’s reported domestic cigarettes shipment volume for the nine months ended September 30, 2025 and 2024, respectively.
Marlboro share of the premium segment was 59.5%, an increase of 0.2 share points.
Total cigarettes industry discount category retail share was 31.4%, an increase of 2.0 share points, primarily due to continued discretionary income pressures on adult tobacco consumers.
Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 8.2%, driven primarily by the industry’s decline rate (impacted by the continued growth of flavored disposable e-vapor products, the majority of which we believe have evaded the regulatory process, and discretionary income pressures on adult tobacco consumers) and retail share losses, partially offset by trade inventory movements. When adjusted for trade inventory movements and calendar differences, our smokeable products segment domestic cigarette shipment volume decreased by an estimated 9%. When adjusted for trade inventory movements, calendar differences and other factors, total estimated domestic cigarette industry volume decreased by an estimated 8%.
Shipments of premium cigarettes accounted for 92.5% and 96.1% of our smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended September 30, 2025 and 2024, respectively.
Marlboro share of the premium segment was 59.6%, an increase of 0.3 share points versus the prior year and 0.1 share point sequentially.
Total cigarettes industry discount category retail share was 32.2%, an increase of 2.4 share points versus the prior year and 1.0 share point sequentially, primarily due to continued discretionary income pressures on adult tobacco consumers.
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
In addition:
▪Effective October 12, 2025, PM USA increased the list price of Marlboro (excluding Mainline Menthol and 72s Menthol) and L&M by $0.17 per pack. PM USA also increased the list price of all its other premium cigarette brands by $0.22 per pack.
Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our oral tobacco products segment:

	Operating Results
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Net revenues	$2,096	$2,084	0.6%	$689	$722	(4.6)%
Excise taxes	(74)	(76)		(24)	(27)
Revenues net of excise taxes	$2,022	$2,008		$665	$695

Reported OCI	$1,390	$996	39.6%	$459	$464	(1.1)%
Asset impairment, exit and implementation costs	5	354		1	—
Adjusted OCI	$1,395	$1,350	3.3%	$460	$464	(0.9)%

Reported OCI margins (1)	68.7%	49.6%	19.1 pp	69.0%	66.8%	2.2 pp
Adjusted OCI margins (1)	69.0%	67.2%	1.8 pp	69.2%	66.8%	2.4 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Net revenues, which include excise taxes billed to customers, increased $12 million (0.6%), as higher pricing ($192 million), which includes higher promotional investments, was partially offset by lower shipment volume and a higher percentage of on! shipment volume relative to MST (“volume/mix”) ($180 million).
Reported OCI increased $394 million (39.6%), due primarily to a non-cash impairment of the Skoal trademark ($354 million) in 2024, higher pricing, which includes higher promotional investments, and lower costs ($29 million), partially offset by lower volume/mix ($176 million).
Adjusted OCI increased $45 million (3.3%), due to higher pricing, which includes higher promotional investments, and lower costs, partially offset by lower volume/mix.
Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Net revenues, which include excise taxes billed to customers, decreased $33 million (4.6%) due primarily to lower volume/mix ($97 million), partially offset by higher pricing ($64 million).
Reported OCI decreased $5 million (1.1%), due primarily to lower volume/mix ($86 million), partially offset by higher pricing and lower costs ($18 million).
Adjusted OCI decreased $4 million (0.9%), due primarily to lower volume/mix, partially offset by higher pricing and lower costs.
Shipment Volume and Retail Share Results
The following table summarizes our oral tobacco products segment’s shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(cans in millions)	2025	2024	Change	2025	2024	Change
Copenhagen	274.4	304.4	(9.9)%	88.8	101.4	(12.4)%
Skoal	96.6	111.6	(13.4)%	31.0	37.4	(17.1)%
on!	133.6	116.4	14.8%	42.2	41.9	0.7%
Other	47.6	50.0	(4.8)%	16.2	16.4	(1.2)%
Total oral tobacco products	552.2	582.4	(5.2)%	178.2	197.1	(9.6)%
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

The following table summarizes our oral tobacco products segment’s retail restated share performance:

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2025	2024	Percentage Point Change	2025	2024	Percentage Point Change
Copenhagen	15.8%	19.3%	(3.5)	14.6%	18.5%	(3.9)
Skoal	6.1	7.7	(1.6)	5.6	7.3	(1.7)
on!	8.7	7.9	0.8	8.7	8.8	(0.1)
Other	2.3	2.6	(0.3)	2.2	2.6	(0.4)
Total oral tobacco products	32.9%	37.5%	(4.6)	31.1%	37.2%	(6.1)
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
Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Our oral tobacco products segment’s reported domestic shipment volume decreased 5.2%, driven primarily by retail share losses, calendar differences and other factors, partially offset by the industry’s growth rate and trade inventory movements. When adjusted for calendar differences and trade inventory movements, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 3.5%.
Total oral tobacco products category industry volume increased by an estimated 14.5% over the six months ended September 30, 2025, driven primarily by growth in oral nicotine pouches, partially offset by declines in MST volumes.
The U.S. nicotine pouch category grew to 52.4% of the U.S. oral tobacco category, an increase of 10.0 share points versus the prior year. In addition, on!’s share of the nicotine pouch category was 16.6%, a decrease of 2.1 share points versus the prior year.
Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Our oral tobacco products segment’s reported domestic shipment volume decreased 9.6%, driven primarily by retail share losses, calendar differences, trade inventory movements and other factors, partially offset by the industry’s growth rate. When adjusted for calendar differences and trade inventory movements, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 5.5%.
Total U.S. oral tobacco category share for on! nicotine pouches was 8.7%, a decrease of 0.1 share point versus the prior year and unchanged sequentially.
The U.S. nicotine pouch category grew to 55.7% of the U.S. oral tobacco category, an increase of 11.1 share points versus the prior year. In addition, on!’s share of the nicotine pouch category was 15.6%, a decrease of 4.1 share points versus the prior year.
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
Liquidity and Capital Resources
We are a holding company that is primarily dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At September 30, 2025, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, we receive cash dividends on our interest in ABI and will continue to do so as long as we hold shares in ABI and ABI pays dividends.
At September 30, 2025, we had $3.5 billion of cash and cash equivalents. In addition to having access to the operating cash flows of our subsidiaries, our capital resources include access to credit markets in the form of commercial paper, availability under our $3.0 billion senior unsecured 5-year revolving credit agreement (“Credit Agreement”), which we use for general corporate purposes, and access to credit markets through the issuance of long-term senior unsecured notes. For additional information, see Capital Markets and Other Matters below.
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
Capital Markets and Other Matters
Credit Ratings - Our cost and terms of financing and our access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under our Credit Agreement is discussed in Note 12. Debt.
At September 30, 2025, the credit ratings and outlook for our indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Stable
Standard & Poor’s Financial Services LLC (“S&P”)	A-2	BBB+	Stable
Fitch Ratings Inc.	F2	BBB	Stable
Credit Lines - From time to time, we have short-term borrowing needs to meet our working capital requirements arising from the timing of payments under State Settlement Agreements, quarterly income tax payments and quarterly dividend payments, and generally use our commercial paper program to meet those needs.
At September 30, 2025, we had availability under our Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion, and we were in compliance with the covenants in our Credit Agreement. We monitor the credit quality of our bank group and do not know of any potential non-performing credit provider in that group. For further discussion on borrowing arrangements, see Note 12.
Long-Term Debt - At September 30, 2025 and December 31, 2024, our total long-term debt was $25.7 billion and $24.9 billion, respectively. In the first and third quarters of 2025, we issued senior unsecured notes each in the aggregate principal amount of $1.0 billion ($2.0 billion total). In addition, in the second quarter of 2025, we repaid in full at maturity our senior unsecured notes in the aggregate principal amounts of $750 million and €750 million ($857 million), respectively. As a result of the issuances and repayments, the weighted-average coupon interest rate on our total long-term debt increased to approximately

4.5% at September 30, 2025 from approximately 4.3% at December 31, 2024. For further discussion of long-term debt, see Note 12.
At September 30, 2025, our debt-to-Consolidated net earnings and debt-to-Consolidated EBITDA ratios were calculated as follows:

For the Twelve Months Ended September 30, 2025 (1)
(in millions)
Consolidated net earnings	$8,869
Interest and other debt expense, net	1,070
Provision for income taxes	1,784
Depreciation and amortization	285
EBITDA	12,008
(Income) loss from investments in equity securities and noncontrolling interest, net	(520)
Dividends from less than 50% owned affiliates	181
Exit costs	38
Impairment of goodwill	873
Fair value adjustment for NJOY Transaction contingent payments	25
Consolidated EBITDA	$12,605

Current portion of long-term debt (2)	$1,569
Long-term debt (2)	24,132
Debt	$25,701

Debt / Consolidated net earnings	2.9
Debt / Consolidated EBITDA	2.0
(1) Calculated for the four most recent fiscal quarters.
(2) Balance at September 30, 2025.
Guarantees and Other Similar Matters - As discussed in Note 14, we had unused letters of credit obtained in the ordinary course of business and guarantees (including third-party guarantees) outstanding at September 30, 2025. From time to time, we also issue lines of credit to affiliated entities. As part of the supplier financing program further discussed in Note 3. Supplier Financing, Altria guarantees the financial obligations of ALCS under the financing program agreement. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 12, PM USA guarantees our obligations under our outstanding debt securities, any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program. These items have not had, and are not expected to have, a significant impact on our liquidity.
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
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year are generally paid in April of the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. We paid approximately $2.9 billion and $3.3 billion for the nine months ended September 30, 2025 and 2024, respectively, in connection with the State Settlement Agreements and FDA user fees, primarily all of which was paid in the second quarter of each period. We recorded $2.5 billion and $2.9 billion of charges to cost of sales for the nine months ended September 30, 2025 and 2024, respectively, and $0.9 billion of charges to cost of sales for each of the three months ended September 30, 2025 and 2024, in connection with the State Settlement Agreements and FDA user fees. As previously stated, the payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including volume, operating income, market share and inflation. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results. For further discussion on the potential impact of inflation on future payments, see Operating Results by Business Segment - Business Environment - State Settlement Agreements above.
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of September 30, 2025, PM USA had posted appeal bonds totaling $24 million, which have been collateralized with restricted cash that is included in assets on our condensed consolidated balance sheet.
Litigation is subject to uncertainty, and an adverse outcome or settlement of litigation could have a material adverse effect on our results of operations, cash flows or financial position in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 14.
Equity and Dividends
During the first nine months of 2025 and 2024, we paid dividends of $5,175 million and $5,108 million, respectively, an increase of 1.3%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares we repurchased under our share repurchase programs.
In August 2025, our Board of Directors (“Board of Directors” or “Board”) approved a 3.9% increase in the quarterly dividend rate to $1.06 per share of our common stock versus the previous rate of $1.02 per share. Our current annualized dividend rate is $4.24 per share. We have a progressive dividend goal targeting mid-single digits dividend growth annually through 2028. Future dividend payments remain subject to the discretion of our Board.
In October 2025, the Board authorized a $1.0 billion expansion of our existing share repurchase program from $1.0 billion to $2.0 billion, which now expires on December 31, 2026. For further discussion of our share repurchase programs, see Note 1. Background and Basis of Presentation and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.
Financial Review
Cash Provided by/Used in Operating Activities
During the first nine months of 2025, net cash provided by operating activities was $6,019 million compared with $5,413 million during the first nine months of 2024. This increase was due primarily to lower payments for State Settlement Agreements, excise taxes and litigation, and a portion of the NJOY contingent payments in 2024 ($140 million), partially offset by lower net revenues.
We had a working capital deficit at September 30, 2025 and December 31, 2024, and believe we have the ability to fund working capital deficits with cash provided by operating activities, borrowings under our Credit Agreement and access to the credit and capital markets.
Cash Provided by/Used in Investing Activities
During the first nine months of 2025, net cash used in investing activities was $139 million compared with net cash provided by investing activities of $2,238 million during the first nine months of 2024. This change was due primarily to proceeds from the ABI Transaction in 2024.
Cash Provided by/Used in Financing Activities
During the first nine months of 2025, net cash used in financing activities was $5,542 million compared with $9,444 million during the first nine months of 2024. This decrease was due to lower share repurchases, issuances of long-term debt in 2025 and a portion of the NJOY contingent payments in 2024 ($110 million), partially offset by higher repayments of long-term debt.
New Accounting Guidance Not Yet Adopted
See Note 15. New Accounting Guidance Not Yet Adopted for a discussion of issued accounting guidance applicable to, but not yet adopted by, us.
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

Summarized Balance Sheets
(in millions of dollars)

	Parent		Guarantor
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Assets
Due from Non-Guarantor Subsidiaries	$—	$—	$334	$334
Other current assets	3,628	3,215	939	658
Total current assets	$3,628	$3,215	$1,273	$992

Due from Non-Guarantor Subsidiaries	$6,561	$6,561	$—	$—
Other assets	8,152	8,005	1,191	1,246
Total non-current assets	$14,713	$14,566	$1,191	$1,246

Liabilities
Due to Non-Guarantor Subsidiaries	$3,803	$3,549	$1,181	$1,157
Other current liabilities	4,078	4,216	3,179	3,510
Total current liabilities	$7,881	$7,765	$4,360	$4,667

Total non-current liabilities	$25,691	$25,039	$528	$522

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Nine Months Ended September 30, 2025
	Parent (1)	Guarantor (2)
Net revenues	$—	$14,398
Gross profit	—	8,713
Net earnings (losses)	(344)	5,927
(1) For the nine months ended September 30, 2025, net earnings (losses) include $277 million of intercompany interest income from non-guarantor subsidiaries and $314 million of interest expense from non-guarantor subsidiaries.
(2) For the nine months ended September 30, 2025, net earnings (losses) include $190 million of intercompany interest income from non-guarantor subsidiaries.
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
▪our failure to complete or manage successfully strategic relationships or transactions, including acquisitions, dispositions, joint ventures and investments in third parties, or realize the anticipated benefits of such transactions;
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
▪the risks associated with the Initiative, including risks relating to business continuity, our internal control over financial reporting and audit procedures and our ability to recognize the expected savings;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The fair value of our long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting primarily from changes in market interest rates. The fair value of our long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates were as follows:

(in billions)	September 30, 2025	December 31, 2024
Fair value	$24.5	$22.7
Decrease in fair value from a 1% increase in market interest rates	1.9	1.7
Increase in fair value from a 1% decrease in market interest rates	2.1	2.0
We expect interest rates on borrowings under our Credit Agreement to be based on the Term Secured Overnight Financing Rate, plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s and S&P. The applicable percentage for borrowings under our Credit Agreement at September 30, 2025 was 1.0% based on our long-term senior unsecured debt ratings on that date. At September 30, 2025 and December 31, 2024, we had no borrowings under our Credit Agreement.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2025, our Board authorized a $1.0 billion share repurchase program (“January 2025 share repurchase program”). In October 2025, the Board authorized a $1.0 billion expansion of the January 2025 share repurchase program to $2.0 billion, which now expires on December 31, 2026. Share repurchases depend on marketplace conditions and other factors, and the program remains subject to the discretion of our Board.

Our share repurchase activity for each of the three months in the period ended September 30, 2025, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1-31, 2025	1,386,709	$58.69	1,386,709	$318,612,531
August 1-31, 2025	238,130	$63.91	181,310	$307,232,450
September 1-30, 2025	295,505	$65.30	295,505	$287,937,179
	1,920,344	$60.36	1,863,524
(1) The total number of shares purchased includes (a) shares purchased under the January 2025 share repurchase program and (b) shares withheld by Altria in an amount equal to the statutory withholding taxes for vested stock-based awards previously granted to eligible employees (which totaled 56,820 in August).
Item 5. Other Information
During the quarter ended September 30, 2025, none of our directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1
Extension Agreement, effective July 23, 2025, among Altria Group, Inc., JPMorgan Chase Bank, N.A. and Citibank, N.A., as administrative agents, and the lenders named therein. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on July 23, 2025 (File No. 1-08940).

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
October 30, 2025