Form 10-K
period 2025-12-31
ALTRIA GROUP, INC.
filed 2026-02-25
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 1-08940

ALTRIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Virginia			13-3260245
State or other jurisdiction of incorporation or organization			(I.R.S. Employer Identification No.)

6601 West Broad Street,	Richmond,	Virginia	23230
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code 804-274-2200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.33 1/3 par value	MO	New York Stock Exchange
2.200% Notes due 2027	MO27	New York Stock Exchange
3.125% Notes due 2031	MO31	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $98 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at February 13, 2026
Common Stock, $0.33 1/3 par value	1,671,898,087	shares
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 14, 2026, to be filed with the U.S. Securities and Exchange Commission on or about April 2, 2026, are incorporated by reference into Part III hereof.

Part I
Item 1. Business.
General Development of Business
When used in this Annual Report on Form 10-K (“Form 10-K”), the terms “Altria,” “we,” “us” and “our” refer to either (i) Altria Group, Inc. and its consolidated subsidiaries or (ii) Altria Group, Inc. only and not its consolidated subsidiaries, as appropriate in the context.
We have a leading portfolio of tobacco products for U.S. tobacco consumers age 21+. We are Moving Beyond SmokingTM, by responsibly transitioning adult smokers to a smoke-free future, competing vigorously for existing smoke-free adult nicotine consumers and exploring new growth opportunities - beyond the United States and beyond nicotine (“Vision”).
Our wholly owned subsidiaries include Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which, through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco (“MST”) products; Helix Innovations LLC (“Helix”) and its foreign affiliates (“Helix International”), which are engaged in the manufacture and sale of oral nicotine pouches; and NJOY, LLC (“NJOY”), which is engaged in the manufacture and sale of e-vapor products. We operate primarily within the United States and generate substantially all of our revenue from domestic customers. Other wholly owned subsidiaries include Altria Group Distribution Company (“AGDC”), which provides domestic sales and distribution services to our operating companies, and Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, research and product development, consumer engagement, finance, human resources and external affairs.
At December 31, 2025, we owned a 75% economic interest in Horizon Innovations LLC (“Horizon”), a joint venture with JTI (US) Holding, Inc. (“JTIUH”), a subsidiary of Japan Tobacco Inc. (“Japan Tobacco”), which owned the remaining 25% economic interest. Horizon is responsible for the U.S. marketing and commercialization of heated tobacco stick (“HTS”) products owned by either party.
At December 31, 2025, our reportable segments were smokeable products, oral tobacco products and e-vapor products. Our all other category included (i) Horizon; (ii) Helix International; and (iii) other business activities, which primarily consists of research and development (“R&D”) expense related to certain new product platforms and technologies. For further information, see Note 15. Segment Reporting to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Form 10-K (“Item 8”).
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
▪Cigarettes: PM USA is the largest cigarette company in the United States and substantially all cigarettes are manufactured and sold to customers in the United States. Marlboro, the principal cigarette brand of PM USA, has been the largest-selling cigarette brand in the United States for over 50 years. Total smokeable products segment’s cigarettes shipment volume in the United States was 61.8 billion units in 2025, a decrease of 10.0% from 2024.
▪Cigars: Middleton is engaged in the manufacture and sale of machine-made large cigars. Middleton contracts with a third-party importer to supply substantially all of its cigars and sells substantially all of its cigars to customers in the United States. Black & Mild is the principal cigar brand of Middleton. Total smokeable products segment’s cigars shipment volume was approximately 1.8 billion units in 2025, an increase of 1.8% from 2024.
▪Oral tobacco products: USSTC is the leading producer and marketer of MST products. The oral tobacco products segment includes the premium brands, Copenhagen and Skoal, and a value brand, Red Seal, sold by USSTC. In addition, the oral tobacco products segment includes on! oral nicotine pouches sold by Helix. Substantially all of the oral tobacco products are manufactured and sold to customers in the United States. Total oral tobacco products segment’s shipment volume was 732.4 million units in 2025, a decrease of 5.5% from 2024.

▪E-Vapor products: NJOY contracts with third-party importers to supply all of its products and sells its e-vapor products to customers in the United States. NJOY’s product portfolio of tobacco and menthol e-vapor products is covered by marketing granted orders (“MGO”) from the U.S. Food and Drug Administration (“FDA”). NJOY ACE, the principal e-vapor product of NJOY, is subject to an exclusion order and cease-and-desist orders issued by the U.S. International Trade Commission (“ITC”) prohibiting the importation and sale of NJOY ACE in the United States, as further discussed in Note 18. Contingencies to our consolidated financial statements in Item 8 (“Note 18”).
▪Other tobacco products: In connection with the joint venture agreement with JTIUH, Horizon will market and commercialize HTS products, which are defined in the joint venture agreement as products that include both (i) a tobacco heating device intended to heat the consumable without combusting and (ii) a consumable that meets the definition of a cigarette under the U.S. Federal Cigarette Labeling and Advertising Act. Horizon is responsible for the U.S. commercialization of current and future HTS products owned by either party and, upon authorization by the FDA, will become the exclusive entity through which the parties market and commercialize HTS products in the United States. Upon FDA authorization of Ploom HTS products, JTIUH will supply Ploom HTS devices and PM USA will manufacture Marlboro HTS consumables for U.S. commercialization. As of February 25, 2026, there are no products in the U.S. marketplace from the joint venture.
▪Distribution, Competition and Raw Materials: Our tobacco subsidiaries sell their tobacco products principally to wholesalers (including distributors) and large retail organizations, including chain stores.
The market for tobacco products is highly competitive, characterized by brand recognition and loyalty, with product quality, taste, price, product innovation, marketing, packaging, distribution and promotional activities constituting the significant methods of competition. Promotional activities include, in certain instances and where permitted by law, allowances, the distribution of incentive items, price promotions, product promotions, coupons and other discounts.
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
Other Matters
▪Customers: For a discussion of our largest customers, including their percentages of our consolidated net revenues for the years ended December 31, 2025, 2024 and 2023, see Note 15. Segment Reporting to our consolidated financial statements in Item 8 (“Note 15”).
▪Executive Officers of Altria: The disclosure regarding executive officers is included in Item 10. Directors, Executive Officers and Corporate Governance - Information about Our Executive Officers as of February 13, 2026 of this Form 10-K.
▪Human Capital Resources: We believe our workforce is critical to achieving our Vision. Attracting, developing, retaining and deploying the best talent with the skills to make significant progress toward our Vision is a key business priority. Moreover, we recognize the importance of doing business the right way. We believe culture influences employee actions and decision making. This is why we dedicate resources to promoting an engaging workplace; attracting, developing, retaining and deploying talented employees to build a high-performing and diverse talent pipeline; promoting a culture of compliance and integrity; creating a safe workplace; and rewarding and recognizing employees for both the results they deliver and, importantly, how they deliver them.
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

One of our core Responsibility Focus Areas revolves around our people as we are focused on our employees’ safety, wellbeing and opportunity. We invest in our people to support their development while creating a safe and empowering environment where we believe our employees can thrive. We regularly report specific goals and progress metrics related to these efforts on our website (www.altria.com).
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
We are committed to pay equity across our companies. Based on the most recent annual analysis we conducted in 2025, for employees performing the same or similar duties regardless of any differentiating factors, such as performance and tenure, salaries of our female employees were 98.4% of those of our male employees, and salaries of our employees of color were 98.5% of those of our white employees. If we adjust for differentiating factors that legitimately influence pay, salaries of our female employees were 99.9% of those of our male employees, and salaries of our employees of color were 99.9% of those of our white employees.
In addition to cash and equity compensation, we offer generous employee benefits such as significant company contributions to deferred profit sharing plans, consumer-driven health plan coverage, vacation and holiday pay, disability and life insurance. We also offer up to 12 weeks of paid family leave to bond with a newborn child, the placement of a child for adoption or foster care, or to care for a family member who has a serious health condition. Our benefits also include physical, emotional and financial wellness programs and family creation assistance benefits, such as reimbursement of surrogacy, adoption assistance and doula expenses. While there is some variability in employee benefits across our companies, the examples we provide are available to most employees.
We are also committed to investing in the educational development of our workforce through a tuition refund program for job-related courses or company-related degrees. We also provide eligible employees with a company-funded contribution applied to the employee’s qualified higher education student loans to help reduce student loan debt.
Attracting, Developing, Retaining and Deploying Talent
We are focused on identifying the most qualified talent and investing in leader and employee development to build a diverse talent pipeline prepared and willing to lead at every level. Additionally, we are dedicated to being an engaging place to work for all employees, regardless of personal background or work function. We recognize the critical importance of these efforts toward pursuing our Vision and believe in the value of a workforce composed of a broad and diverse spectrum of backgrounds, skills, experiences and cultures.
Our salaried entry-level recruitment efforts include building relationships with university students, internship opportunities and partnerships with organizations that support a broad range of students. We also hire experienced employees with demonstrated skills and/or leadership capabilities.
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
We regularly conduct confidential employee engagement surveys to seek feedback on a variety of topics, including employee satisfaction, support from leadership, corporate culture and culture of compliance. In addition, in 2025, these quarterly employee surveys sought feedback on topics such as employee engagement, inclusion, equal opportunity, compliance, management support, modernization efforts and employees’ understanding and belief in business strategy and organizational changes. Survey results, including comparisons to prior results, are shared with our employees and our Board and are used to modify or enhance our human capital management programs.
We also monitor our progress toward building our organization through various metrics, including comparisons to external benchmarks, and report workforce data annually. Our data-driven efforts focus on removing barriers to equal opportunity in compliance with applicable law.

Work Modernization
We announced a multi-phase Optimize & Accelerate initiative (“Initiative”) in October 2024 designed to enhance organizational speed, efficiency and effectiveness. The Initiative includes centralizing work, outsourcing certain transactional activities and streamlining, automating and standardizing processes across the enterprise. We are realizing process efficiencies, improving task turnaround times through centralized and automated workflows and enhancing process effectiveness. Our Accelerated Business Solutions organization is assisting with sustaining these improvements and driving further efficiency and process optimization by using technology and through collaboration with external service providers. To support these enhanced business processes, we are implementing technology solutions, organizational design changes and deploying enterprise-wide and function-specific change management programs to facilitate workforce adoption. For additional information, see Our Business in Item 7.
Workplace Safety
Our goal is for every employee to experience an injury-free career, which is supported by our Safety Management System. We strive for continuous improvement in our employee safety program through Safety Management System infrastructure. Our Occupational Safety and Health Administration recordable injury rate for 2025 was 1.7% (versus 1.8% for 2024) and remains below the benchmark for companies in the U.S. Beverage and Tobacco Product Manufacturing industry classification.
Number of Employees and Labor Relations
At December 31, 2025, we employed approximately 5,900 people. Twenty-six percent of our employees were hourly manufacturing employees who are members of labor unions subject to collective bargaining agreements. We believe we engage and collaborate effectively with our hourly employees, as demonstrated by the positive working relationship between our companies and the unions. We also have long-term agreements that resolve any collective bargaining dispute through binding arbitration, which further demonstrates our trust-based relationship with the unions.
Supply Chain Human Capital Matters
We manage human capital risks across our global supply chain through a risk‑based due diligence approach focused on identifying and addressing potential labor‑related issues. This approach includes supplier assessments, contractual requirements and targeted monitoring, with emphasis on higher‑risk geographies, sectors and categories.
Where applicable, we use industry-led initiatives, including the GAP Connections Program and the Sustainable Tobacco Program, to evaluate supplier practices against labor management and human rights standards. Notably, in 2025, 100% of our leaf and nicotine suppliers participated in these programs, underscoring our commitment to upholding high standards throughout our supply network. In addition, our Supplier Code of Conduct sets expectations for all suppliers, including prohibitions on child labor, forced labor and other human rights violations.
We conduct social compliance audits of select suppliers, prioritizing those in high‑risk regions, and require corrective actions when findings occur. Suppliers operating in high‑risk countries are subject to enhanced due diligence and ongoing monitoring.
More information about efforts discussed in this section can be found in our Corporate Responsibility Reports on our website (www.altria.com).
▪Intellectual Property: Trademarks are of material importance to us and are protected by registration or otherwise. In addition, as of December 31, 2025, the portfolio of United States patents owned by our businesses, as a whole, was material to us and our businesses. However, no one patent or group of related patents was material to our businesses as of December 31, 2025. Our businesses also have proprietary trade secrets, technology, know-how, processes and other intellectual property rights that are protected by appropriate confidentiality measures. Certain trade secrets are material to us and our businesses.
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
Risks Relating to Our Business
Business Operations Risks
We may be unsuccessful in anticipating and responding to changes in adult nicotine consumer purchase behavior, including as a result of difficult economic conditions, and preferences, each of which could have a material adverse effect on our business, results of operations, cash flows or financial position.
Our operating companies’ portfolios of nicotine products are largely comprised of premium brands, such as Marlboro, Copenhagen and Skoal. The willingness of adult nicotine consumers to purchase premium brands is affected by macroeconomic conditions, including inflation and overall economic stability. In periods of economic uncertainty and high inflation, we have observed that adult nicotine consumers reduce consumption, purchase more discount brands and consider lower-priced nicotine products, increasing the market share of competitive discount products.
If our operating companies are unable to take actions to mitigate the effects of inflationary pressures and other factors that contribute to their products’ industry volume decline rates, it could negatively impact our business, results of operations, cash flows or financial position. For example, due to inflationary pressures and other adverse macroeconomic factors, our operating companies may be unable to sufficiently increase the prices of their premium products to offset volume declines from consumers down-trading to lower-priced competitive brands or moving across nicotine product categories. This inability to increase product prices could have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
In addition, as adult nicotine consumer preferences evolve, consumers are increasingly moving across nicotine product categories, including selecting different categories of nicotine products than those they traditionally purchase and purchasing illicit flavored e-vapor products. These evolving preferences have primarily resulted in domestic cigarette industry volume declines, which have negatively impacted our business.
Our ability to effectively respond to new and evolving adult nicotine consumer purchase behavior catalyzed by challenging macroeconomic conditions and changes in adult nicotine consumer preferences depends on our ability to promote brand equity successfully among our premium and discount brands and broaden our product portfolios across price-points and categories, including by bringing to market new and innovative nicotine products that appeal to adult nicotine consumers. Our failure to do so or our failure to anticipate changing adult nicotine consumer preferences, improve productivity or protect or enhance margins through cost savings and price increases, could have a material adverse effect on our business, results of operations, cash flows or financial position.
We face significant competition, including from the growth of innovative nicotine products, and our failure to compete effectively could have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
Our operating companies operate in highly competitive environments. Significant competition exists with respect to product quality, taste, price, product innovation, marketing, packaging, distribution and promotional activities. Because many of our operating companies’ products are market leaders, we are subject to antitrust risk. In addition, as adult nicotine consumer preferences evolve, consumers are increasingly moving across nicotine product categories. Our operating companies’ failure to compete effectively in these environments could negatively impact their profitability, market share and shipment volume.
The growth of innovative nicotine products, including legal and illicit e-vapor products and oral nicotine pouches, has contributed to reductions in the consumption levels and industry sales volumes of cigarettes and other tobacco products, including MST products. These reductions have negatively impacted our business. Furthermore, the proliferation of illicit flavored disposable e-vapor products has negatively impacted the growth of FDA-authorized e-vapor products, including NJOY’s products. If we are unable to compete effectively in innovative nicotine product categories, including through internal product development, on! oral nicotine pouch products, NJOY e-vapor products, our participation in Horizon and other potential future relationships and investments, such inability could have a material adverse impact on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
The competitive environments in which our operating companies compete and our operating companies’ competitive positions can be significantly impacted by the price differentials between premium and discount brands. PM USA faces competition from lower-priced brands sold by certain domestic and foreign manufacturers that have cost advantages because they are not parties to settlements of certain healthcare cost recovery litigation in the United States and, as such, are not required to make annual settlement payments as required by the parties to the settlements. These settlement payments, which are inflation-adjusted, are significant for PM USA and have contributed to substantial cigarette price increases to help cover their cost. Manufacturers not party to the settlements are subject to state escrow legislation requiring escrow deposits. Such manufacturers may avoid these escrow obligations by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers’ cigarettes sold in such states.
Additional price competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, diversion of tobacco products intended for sale in one taxing jurisdiction within the United States into another taxing jurisdiction, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes and imports of foreign lower-priced brands.
Tobacco products imported to the United States are subject to the same federal excise tax as those manufactured domestically. Manufacturers of tobacco products imported to the United States can receive refunds of certain duties, taxes and fees paid on those products when offsetting volumes of the same or substantially similar products are subsequently exported out of the United States. The program that allows for these refunds is referred to as “duty drawback.” If PM USA is unable to realize duty drawback to the same extent as other manufacturers, we may be at a competitive disadvantage with respect to our ability to invest in the long-term growth of our core tobacco businesses and contribute to the strategic growth of our innovative nicotine product portfolio.
Our failure to compete effectively, including as a result of litigation settlement obligations, the impacts of illicit trade in nicotine products, the price differentials between premium and discount brands and our inability to realize available tax advantages, could have a material adverse effect on our business, results of operations, cash flows or financial position.
We may be unsuccessful in commercializing innovative products, including nicotine products with reduced health risks relative to certain other nicotine products and that appeal to adult nicotine consumers, which may have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
We have growth strategies involving innovative products that may have reduced health risks relative to certain other nicotine products, while continuing to offer adult nicotine consumers (within and outside the United States) products that meet their taste expectations and evolving preferences. These strategies include e-vapor, heated tobacco and oral nicotine pouch products. For example, in the first quarter of 2026, we commercialized on! PLUS oral nicotine pouch products, and we have plans to commercialize additional on! and NJOY products. If the outcome of any legal proceedings or investigations involving NJOY prevent us from, or we are otherwise unsuccessful in, executing these strategies, there could be a material negative impact on our business and our ability to achieve our Vision. For example, as a result of a patent lawsuit adjudicated before the ITC, the ITC imposed bans on the importation of NJOY ACE into the United States and our sale and marketing of NJOY ACE products previously imported into the United States. We have appealed these bans to the U.S. Court of Appeals for the Federal Circuit, but the bans will remain in effect during the pendency of the appeal. The success of Horizon, our joint venture with JTIUH for the marketing and commercialization of HTS products in the United States, in generating new revenue streams by commercializing current and future HTS products owned by us or Japan Tobacco is dependent upon a number of factors. These factors include (i) receipt of regulatory authorizations, (ii) prevailing economic, market, regulatory or business conditions, or changes in such conditions, negatively affecting the parties, (iii) changes in market or other conditions resulting in unanticipated delays in the design and development of future products or the commencement of test launches, (iv) the outcome of any legal proceedings or investigations that may be instituted against the parties or others related to the joint venture, (v) changes in the preferences of U.S. adult nicotine consumers and (vi) the failure to meet commercialization milestones. Such factors could have a negative effect on the success of Horizon and any future collaboration or partnership between the parties, which could impact our ability to generate new revenue streams and enter new geographic markets.
Lengthy and unpredictable regulatory review periods complicate efforts to strategize and plan with respect to commercialization of new products, and we cannot predict or influence the speed with which the FDA reviews pre-market tobacco applications (“PMTA”). Our operating companies may decide to commercialize products that have not received marketing granted orders from the FDA if the operating company submitted a PMTA with respect to any such product in compliance with the FSPTCA and the FDA failed to issue a marketing order within the statutory review period. It is possible that the FDA may bring an enforcement action relating to commercialized products for which a PMTA has been pending longer than the statutory review period.
If we do not succeed in commercializing innovative nicotine products that appeal to adult nicotine consumers or we fail to obtain or maintain regulatory authorization for the marketing or sale of these products, including with claims of reduced health risks, we could be at a competitive disadvantage, which could have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
Our inability to successfully counter the effects of illicit trade in nicotine products, including e-vapor products, could have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
Illicit trade in nicotine products has had, and could continue to have, an adverse impact on our business, including the sales volumes and market shares of our operating companies’ innovative and smoke-free products and traditional tobacco products. Illicit trade in nicotine products can take many forms, including the sale of counterfeit products; the sale of products that do not comply with the FSPTCA and FDA regulations; the sale of products in the United States that are intended for sale outside the country; the sale of untaxed products over the Internet and by other means designed to avoid the collection of applicable taxes; and the diversion into one taxing jurisdiction of products intended for sale in another jurisdiction. Counterfeit versions of our operating companies’ products can negatively affect adult nicotine consumer experiences with and opinions of those brands as well as other stakeholders’ perceptions and opinions of our companies and brands. Illicit trade in nicotine products also harms law-abiding wholesalers and retailers by depriving them of lawful sales and undermines the significant investment we have made in legitimate distribution channels. Moreover, illicit trade in nicotine products results in federal, state and local governments losing tax revenues. Losses in tax revenues can cause such governments to take various actions, including increasing excise taxes, imposing legislative or regulatory requirements, or asserting claims against manufacturers of nicotine products or members of the trade channels through which such nicotine products are legally distributed and sold, each of which could have an adverse effect on our business, results of operations, cash flows or financial position.
In the e-vapor category, illicit flavored disposable product usage has significantly increased, and such products now comprise the majority of the e-vapor category. The impacts of this dynamic include declines in FDA-authorized e-vapor product volume and increased cross-category movement among adult cigarette smokers that has contributed to domestic cigarette industry volume declines. Recent enforcement actions by regulatory agencies have not had a material impact in curbing the proliferation and sale of illicit flavored disposable e-vapor products. This dynamic has made the operating environment challenging for our businesses. We have increased engagement with the FDA and other government agencies to encourage enforcement action against these illicit products, but such enforcement has been inadequate to date. We also have taken legal action to protect our e-vapor business, which exposes us to additional costs and expenses. Our failure to counter the impacts of illicit flavored disposable e-vapor products and the FDA’s failure to take meaningful enforcement actions against manufacturers and products that violate the law could have a material adverse effect on our business, results of operations, cash flows or financial position and our ability to achieve our Vision.
Failure to complete or manage strategic transactions, including acquisitions, dispositions, joint ventures and commercial relationships with and investments in third parties, or realize the anticipated benefits of such transactions, could have a material adverse effect on our business, financial position and our ability to achieve our Vision.
We regularly evaluate potential strategic transactions, including acquisitions, dispositions, joint ventures and commercial relationships with and investments in third parties. Opportunities for strategic transactions may be limited, and the success of any such transaction is dependent upon our ability to complete and realize the expected benefits of the transaction in the expected time frame or at all. Following the completion of a transaction, there may be certain financial, managerial, staffing and talent and operational risks, including diversion of management’s attention from existing core businesses, difficulties integrating other businesses into existing operations and other challenges. We may not be able to enter into attractive business relationships or execute and complete strategic transactions on favorable terms or at all. Any such relationships or transactions may not improve our competitive position or have the intended financial outcomes and may subject us to increased legal risk, including with respect to intellectual property infringement or breach of contract claims. For example, our former investment in JUUL Labs, Inc. (“JUUL”) did not result in and, to date, our investment in Cronos has not, resulted in the economic and competitive advantages expected at the time the investments were made.
We may not be able to realize the expected benefits of our acquisition of NJOY Holdings, Inc. (“NJOY Transaction”) in the expected manner or timeframe, if at all, including due to the ITC exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States. In 2025, we recorded impairments of the value of the goodwill and other intangible assets within our e-vapor reporting unit as a result of these orders and our expectation that effective enforcement against illicit flavored disposable e-vapor products would occur more gradually than initially anticipated. Other factors that could negatively impact our ability to realize the expected benefits of the NJOY Transaction in the expected manner or timeframe, if at all, include (i) our failure to receive or maintain regulatory authorizations; (ii) changes in adult nicotine consumer preferences; (iii) our failure to comply with regulatory requirements; (iv) prevailing economic, market, regulatory or business conditions, or changes in such conditions negatively affecting our business and our plans with respect to the e-vapor category and (v) the outcome of any current or future legal proceeding or investigation related to the NJOY Transaction, NJOY or its products.
PM USA imports cigarettes manufactured outside the United States for sale domestically, and PM USA has entered into strategic commercial relationships to manufacture cigarettes in the United States for export to third parties for sale in international markets. If PM USA is unable to maintain, expand upon or enter into new relationships of this type, it may hinder PM USA’s ability to increase the efficiency of its cigarette manufacturing operations, develop capabilities needed to comply with various international product and other standards and invest in the long-term growth of our core tobacco businesses and the strategic growth of our innovative nicotine product portfolio.
If the NJOY Transaction, our strategic relationships with respect to contract manufacturing or any other acquisition, disposition, joint venture, investment in a third party or other strategic relationship is not successful, there could be a material negative impact on our business, financial position and results of operations and our ability to achieve our Vision.
Significant changes in price, availability or quality of tobacco, other raw materials or component parts could have a material adverse effect on our profitability and business.
Shifts in crops (such as those driven by macroeconomic conditions and adverse weather patterns), government restrictions and mandated prices, production control programs, economic trade sanctions, import duties and tariffs, international trade disruptions, labor disruptions, inflation, geopolitical instability, climate and environmental changes and disruptions due to man-made or natural disasters may increase the cost or reduce the supply or quality of tobacco and other raw materials, ingredients and component parts used to manufacture our operating companies’ products. Any significant change in such factors could restrict our ability to continue manufacturing and marketing existing products or impact adult nicotine consumer product acceptability and have a material adverse effect on our business and profitability.
For varieties of tobacco only available in limited geographies, government-mandated prices and production control programs, political instability or government prohibitions on the import or export of tobacco in certain countries pose additional risks to price, availability and quality. As consumer demand increases for innovative smoke-free products and decreases for combustible and MST products, the volume of tobacco leaf required for production of these products has decreased, resulting in reduced tobacco leaf demand. Reduced demand for tobacco leaf may result in the reduced supply and availability of domestic tobacco and increased costs, as growers divert resources to other crops or cease farming. Macroeconomic factors, such as tariffs, may exacerbate reductions in demand for tobacco leaf by increasing the cost of purchasing tobacco leaf from a supplier in another country. The unavailability or unacceptability of any one or more particular varieties of tobacco leaf or the unavailability of nicotine extract necessary to manufacture our operating companies’ products could negatively impact our ability to continue marketing existing products or impact adult nicotine consumer product acceptability, which could have a material adverse effect on our business and profitability. In addition, the nicotine used in our operating companies’ innovative smoke-free products is extracted from tobacco produced in one country. If we are unable to identify alternate sources of nicotine for our operating companies’ innovative products, we could be exposed to the risks discussed above.
Current geopolitical and macroeconomic conditions (including tariffs, inflation, labor shortages, supply and demand imbalances and international armed conflicts) are causing worldwide disruptions and delays to supply chains and commercial markets, which limit access to, and increase the cost of, raw materials, ingredients and component parts (for example, wood tips used in our cigar products and aluminum used in our packaging). As consumer demand increases for innovative smoke-free products and decreases for combustible and MST products, the volume of raw materials, ingredients and component parts required for the production of these products has decreased. Reduced demand for raw materials, ingredients and component parts may reduce supply and availability and increase the cost of raw materials, ingredients and component parts as suppliers divert resources to other products or cease producing these products. Furthermore, challenging economic conditions can create the risk that our suppliers, distributors, logistics providers or other third-party partners suffer financial or operational difficulties, which may impact their ability to provide us with or distribute finished product, raw materials and component parts and services in a timely manner or at all. If we are unable to identify alternate sources of raw materials, ingredients and component parts for our operating companies’ products, we could be exposed to supply risk.
In addition, government taxes, restrictions and prohibitions on the sale and use of certain products may limit access to, and increase the costs of, raw materials and component parts and, potentially, impede our ability to sell certain of our products. For example, certain states have passed extended producer responsibility legislation concerning packaging. Because certain of our operating companies’ products’ packaging consists of single-use plastics, single-use plastic bans and extended producer responsibility mandates could result in bans on some of our operating companies’ product packaging or their products and adversely impact our costs and revenues. Additional taxes and limitations on the use of certain single-use plastics have been proposed by the U.S. Congress and various state and local governments. These existing and potential future laws and regulations could increase the costs of sourcing, and impair our ability to source, certain materials used in the packaging for our products.
If our operating companies are unable to compensate for supply shortages or elevated commodity and other costs through sustained price increases, cost efficiencies, such as in manufacturing and distribution, or otherwise manage the exposure through sourcing strategies, the limited use of commodity hedging contracts or through other initiatives, our business, results of operations, cash flows and financial condition could be materially adversely impacted.
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
We may be required to write down goodwill and other intangible assets, including trademarks and other intellectual property, due to impairment, which could have a material adverse effect on our results of operations or financial position.
We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. These calculations may be affected by several factors, including general macroeconomic conditions, the proliferation of illicit products, government actions, including FDA regulatory actions and inaction, changes in category growth (decline) rates as a result of changing adult nicotine consumer preferences, success of planned new product expansions, competitive activity, unfavorable outcomes with respect to litigation proceedings, including actions brought against us alleging patent infringement, and income and excise taxes. Certain events also can trigger an immediate review of intangible assets.
In 2025, we recorded impairments of the values of the goodwill and other intangible assets within our e-vapor reporting unit as a result of the ITC exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE into the United States and our expectation that effective enforcement against illicit flavored disposable e-vapor products would occur more gradually than initially anticipated. If we experience unfavorable outcomes with respect to litigation proceedings (including actions alleging patent infringement), the discount rate used to estimate the fair values of the goodwill and other intangible assets within our e-vapor reporting unit increases or any of the judgments or assumptions we made regarding the future state of the e-vapor category and NJOY’s business fail to materialize, we could record additional non-cash impairments of our e-vapor reporting unit goodwill in future periods. The judgments and assumptions we made regarding the future state of the e-vapor category and NJOY’s business include the (i) timing and extent of effective enforcement against illicit flavored disposable e-vapor products; (ii) timing and likelihood of regulatory authorizations of e-vapor products, including of NJOY’s products; (iii) timing of the commercialization of NJOY e-vapor products in the United States; (iv) long-term growth of the e-vapor category; and (v) conversion rates of illicit flavored disposable e-vapor consumers to FDA-authorized e-vapor products and, specifically, NJOY’s e-vapor products. Fair value calculations are sensitive to changes in these judgments and assumptions, some of which relate to broader macroeconomic conditions and governmental actions outside of our control.
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
In October 2024, we announced the multi-phase Initiative, which is designed to enhance organizational speed, efficiency and effectiveness. The Initiative includes centralizing work, outsourcing certain transactional activities and streamlining, automating and standardizing processes across the enterprise. The Initiative presents a number of risks that could adversely impact our business, such as risks relating to operational continuity, talent management and internal control over financial reporting and audit procedures. For example, we may experience a loss of continuity, loss of accumulated knowledge and inefficiency during transitional periods. Furthermore, many of the outsourced tasks are or will be performed in developing countries that may be at a heightened risk for geopolitical uncertainty, which could result in service interruptions. The expected savings associated with the Initiative may be offset to some extent by business disruption during the implementation phase as well as investments in new processes and systems until the Initiative is fully implemented. The accelerated frequency and scale of new technology and systems deployment to support the Initiative may increase risks to our internal control framework, protection of sensitive data and regulatory compliance. Additionally, the Initiative may lead to a loss of control and oversight of outsourced functions, which could weaken our existing internal control over financial reporting and present audit challenges. If the vendors to whom we outsource certain tasks do not adhere to our financial controls and compliance processes and procedures, we could be at an increased risk for fraud and financial misstatements.
If actual results of the Initiative differ from our expectations with respect to the continuity and reliability of outsourced tasks, maintenance of internal control over financial reporting and audit procedures, we may experience an adverse impact on our business, results of operations or financial position.
Our operating companies could decide, or be required to, recall products, which could have a material adverse effect on our business, reputation, results of operations, cash flows or financial position.
Our operating companies could decide, or laws or regulations could require them, to recall products due to the failure to meet quality standards or specifications, suspected or confirmed and deliberate or unintentional product contamination, or other product adulteration, misbranding or tampering. Similar issues may subject us to liability with respect to products our operating companies manufacture for third parties under contract manufacturing agreements. A product recall or a product liability or other claim (even if unsuccessful or without merit) could have negative economic consequences and also generate negative publicity about us and our operating companies’ products. In addition, if another company recalls or experiences negative publicity related to a product in a category in which one of our operating companies competes, adult nicotine consumers might reduce their overall consumption of products in the category. Any of these events could have a material adverse effect on our business, reputation, results of operations, cash flows or financial position.
We face various risks related to health epidemics and pandemics, and such events, and the measures that international, federal, state and local governments, agencies, law enforcement and health authorities implement to address them, could have a material adverse effect on our business, results of operations, cash flows or financial position.
An epidemic, pandemic or other significant public health emergency, and the measures taken by governmental authorities to address it, could significantly disrupt our operating companies’ abilities to operate their businesses in the ordinary course. Furthermore, any associated economic consequences could have a material adverse effect on our business, results of operations, cash flows or financial position.
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
Legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against us and our subsidiaries, including PM USA, as well as our and their respective indemnitees and indemnitors. Various types of claims may be raised in these proceedings, including product liability, unfair trade practices, antitrust, tax, contraband-related claims, intellectual property infringement, breach of contract, employment matters, environmental matters, claims alleging violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), claims for contribution and claims of competitors, shareholders and distributors. Legislative action, such as changes to tort law, also may expand the types of claims and remedies available to plaintiffs.
Competitors and other third parties have brought and may in the future bring action against us, our subsidiaries and/or our suppliers alleging patent infringement. Such claims, regardless of merit, expose us to significant litigation costs and damages, importation bans with respect to products and product components manufactured abroad, divert management’s attention and compromise our operating companies’ abilities to commercialize and improve their products. This risk is especially pertinent to smoke-free products where technology is advancing rapidly, resulting in a high volume of patents in relevant technology spaces. In a patent lawsuit adjudicated before the ITC, the ITC imposed bans on the importation of NJOY ACE into the United States and our sale and marketing of NJOY ACE products previously imported into the United States. As a result of the ITC’s decision, NJOY removed NJOY ACE from the marketplace. We have appealed the ban on the importation into the United States and our sale and marketing of NJOY ACE, but the bans will remain in place during the pendency of the appeal. JUUL has filed similar actions in the U.S. District Court for the District of Arizona and with the ITC alleging patent infringement based on our sale of NJOY Daily in the United States. If the bans with respect to NJOY ACE remain effective or we experience unfavorable outcomes with respect to the patent litigation relating to NJOY Daily, either outcome could have a material adverse effect on our valuation of our e-vapor reporting unit’s goodwill and our plans with respect to the e-vapor category.
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
We cannot predict whether regulators, including the FDA, will permit the marketing or sale of any particular innovative products (including products with claims of reduced risk to adult nicotine consumers) or whether they will impose a burdensome regulatory framework on such products. In addition, the FDA could, for a variety of reasons, determine that innovative products on the market but pending FDA review of the associated PMTA (such as on! oral nicotine pouches), or those that have previously received authorization are not appropriate for the public health, and the FDA could require such products be taken off the market. We also cannot predict whether or to what extent the FDA will take enforcement actions against manufacturers and products that violate the law.
The actions and inaction of regulators, including the FDA, can result in competitive challenges. For example, unpredictable and lengthy regulatory review periods complicate efforts to strategize and plan with respect to commercialization of new products, and we cannot predict or influence the speed with which the FDA reviews PMTAs. A protracted FDA review of one of our operating companies’ PMTAs would allow competitive products already on the market to establish market share, brand recognition and adult nicotine consumer loyalty in the absence of competition from our product. Additionally, we cannot control the order in which the FDA reviews PMTAs. The FDA could review a PMTA for a competitor’s product before it reviews a PMTA submitted by one of our operating companies with respect to a competing product notwithstanding that our operating company submitted its PMTA first. Scenarios such as these would put us at a competitive disadvantage, which could have a material adverse impact on our business, profitability and our ability to achieve our Vision.
In addition to the outcomes discussed above, actions and inaction by the FDA and other federal, state or local governments or agencies can (i) impact the adult nicotine consumer acceptability of or access to nicotine products (for example, through nicotine or constituent limits or menthol or other flavor bans), (ii) limit adult nicotine consumer choices, (iii) restrict communications to adult nicotine consumers, (iv) restrict the ability to differentiate nicotine products, (v) impose additional manufacturing, labeling or packaging requirements, (vi) interrupt manufacturing or otherwise significantly increase the cost of doing business, (vii) result in increased illicit trade in nicotine products, (viii) restrict or prevent the use of specified nicotine products in certain locations or the sale of nicotine products by certain retail establishments, (ix) require the recall of nicotine products due to a determination relating to product contamination or (x) otherwise require the removal of nicotine products from the marketplace (for example, due to a determination that one or more nicotine products fail to satisfy the statutory requirements for substantial equivalence, must proceed through the pre-market review process or must be removed from the marketplace for the protection of public health).
Any federal, state or local governmental action, including regulatory actions and inaction by the FDA, may have a material adverse impact on our business, results of operations, cash flows or financial position. Such action and inaction also could negatively impact adult smokers’ transition to potentially reduced risk products, which could materially adversely affect our ability to achieve our Vision.
Nicotine products are subject to substantial taxation, and any increases in nicotine product-related taxes could have a material adverse impact on sales of our operating companies’ products.
Nicotine products are subject to substantial taxation, including excise taxes. Significant increases in taxes or fees on nicotine products (including traditional tobacco products as well as e-vapor and oral nicotine products) have been proposed or enacted and are likely to continue to be proposed or enacted within the United States at the federal, state and local levels. The frequency and magnitude of excise tax increases can be influenced by various factors, including federal and state budgets and the composition of executive and legislative bodies. Tax increases are expected to continue to have an adverse impact on sales of our operating companies’ products through lower consumption levels and the potential shift in adult nicotine consumer purchases from the premium to the non-premium or discount segments, to other low-priced or low-taxed products or to counterfeit and contraband products. Such shifts may also have an adverse impact on the reported share performance of our operating companies’ products. Any increases in taxes or fees applicable to our operating companies’ products could have a material adverse impact on our business, results of operations, cash flows or financial position. In addition, substantial excise tax increases on e-vapor and oral nicotine products could negatively impact adult smokers’ transition to these products, which could materially adversely affect our ability to achieve our Vision.
International business operations subject us to various U.S. and foreign laws and regulations, and violations of such laws or regulations could result in reputational harm, legal challenges and significant penalties and other costs.
While we are primarily engaged in business activities in the United States, we engage (directly or indirectly) in certain international business activities that are subject to various U.S. and foreign laws and regulations, such as foreign privacy laws, the U.S. Foreign

Corrupt Practices Act and other laws prohibiting bribery and corruption. Although we have a Code of Conduct for Compliance and Integrity and a compliance system designed to prevent and detect violations of applicable law, we can provide no assurance that any system will always protect against improper actions by employees, joint venture partners, investees or third parties. Violations of these laws, or allegations of such violations could result in reputational harm, legal challenges and significant penalties and other costs.
A challenge to our tax positions, an increase in the income tax rate or other changes to federal or state tax laws could materially adversely affect our earnings or cash flows.
Tax laws and regulations are complex and subject to varying interpretations. Changes to federal or state tax laws or challenges to one or more of our positions with respect to those laws, including with respect to the availability of duty drawback, which allows manufacturers to receive refunds of certain duties, taxes and fees paid on imported tobacco products when offsetting volumes of those products or substantially similar products are subsequently exported, could give rise to additional liabilities (including interest and potential penalties) or reduce the amount of duties, taxes and fees paid by our operating companies for which refunds are available. Accordingly, a successful challenge to one or more of our tax positions, an increase in the corporate income tax rate or other changes to federal or state tax laws, including changes to how foreign investments are taxed, could materially adversely affect our earnings or cash flows.
Legal and regulatory requirements related to climate change and other environmental sustainability matters could have a material adverse impact on our business and results of operations.
Concern over climate change and other sustainability matters is likely to result in new or additional legal and regulatory requirements intended to reduce or mitigate environmental issues. Furthermore, as our operating companies do business in new international markets and expand their product portfolios, we may become subject to new legal and regulatory requirements related to climate change and other environmental and corporate sustainability matters. New or additional requirements may relate to, among other things, greenhouse gas emissions, alternative energy policy, single-use plastics, the disposal of nicotine products or nicotine product components and additional disclosure obligations with respect to climate change and environmental sustainability matters. These additional laws and regulations could materially adversely affect our business, results of operations, cash flows and financial condition by increasing our compliance and manufacturing costs and creating legal and reputational risk if we are unable to, or are perceived not to, satisfy such requirements.
Capital Markets and Financing Risks
Disruption and uncertainty in the credit and capital markets could materially adversely affect our business.
Access to the credit and capital markets is important for us to satisfy our liquidity and financing needs. We typically access the commercial paper market in the second quarter to help fund payments under the Master Settlement Agreement (“MSA”), tax obligations and shareholder dividends. Disruption and uncertainty in the credit or capital markets or high interest rates could negatively impact the availability or cost of capital and adversely affect our liquidity, cash flow, earnings and dividend rate. In addition, tighter credit markets could lead to business disruptions for our suppliers and service providers, which could, in turn, materially adversely impact our business, results of operations, cash flows and financial condition.
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
Focus from investors and other stakeholders on corporate responsibility, including with respect to environmental, social and governance matters, has resulted in investor demand for measurement of corporate responsibility performance. The criteria by which third-party providers of assessments and ratings measure such performance may vary or change over time. Furthermore we have published reports concerning our goals, approach and progress with respect to a range of corporate responsibility focus areas. Investors may use these non-financial performance factors and reports to guide investment strategies, and investor and other stakeholder expectations of and responses to our policies, actions, goals and disclosures concerning corporate responsibility matters may evolve over time. Investors may choose not to invest in us if their policies prevent them from investing in tobacco companies and may base investment and other decisions on their view of our policies, actions, goals or disclosures with respect to corporate responsibility matters.

Despite our efforts, any failure to achieve our corporate responsibility goals, including those aimed at reducing the harm associated with our operating companies’ products and our underage tobacco prevention goals, could result in adverse publicity. Furthermore, if investors or other stakeholders view our corporate responsibility policies, actions, goals or disclosures as insufficient or otherwise unacceptable, we could incur negative publicity and litigation challenges. These outcomes could materially adversely affect our businesses and reputation and impair our ability to attract and retain investors, which could have a material negative impact on the market value of our stock.
Information Technology and Data Privacy Risks
The failure of our, or our service providers’, key suppliers’ or trade customers’, information systems to function as intended, or cyber-attacks or security breaches, could have a material adverse effect on our business, reputation, results of operations, cash flows or financial position.
We rely extensively on information technology, much of which is managed by third-party service providers (such as cloud data service providers), to support a variety of business processes and activities, including: complying with regulatory, legal, financial reporting and tax requirements; engaging in marketing and e-commerce activities; managing and improving the effectiveness of our operations; researching, developing, manufacturing and distributing our operating companies’ products; collecting and storing sensitive data and confidential information; and communicating with employees, investors, suppliers, trade customers, adult nicotine consumers and others. Our suppliers, supply chain service providers and trade customers also rely extensively on information systems. We also have increased the frequency and scale of new technology and systems deployment both directly and through third parties.
We continue to make appropriate investments in administrative, technical and physical safeguards to protect our information systems and data from cyber-threats, including human error and malicious acts. Our safeguards include employee training, testing and auditing protocols, backup systems and business continuity plans, maintenance of security policies and procedures, monitoring of networks and systems, and third-party risk management. We can provide no guarantee that any investments or safeguards will protect our information systems and data from all threats.
From time-to-time, we and our service providers, suppliers and trade customers experience attempts to infiltrate and interrupt information systems. We have not experienced an information security breach within the past three years, and to date, we have not experienced any interruptions of information systems as a result of infiltration attempts. However, because technology is increasingly complex and cyber-attacks are increasingly sophisticated and more frequent, there can be no assurance that such incidents will not cause interruptions that could have a material adverse effect on us in the future. For example, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our and our service providers’, key suppliers’ and trade customers’ cybersecurity risks. Bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information and adversely impact our business.
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

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk Management and Strategy
We rely extensively on information technology, much of which is managed by third-party service providers (such as cloud data service providers), to support a variety of business processes and activities, including: complying with regulatory, legal, financial reporting and tax requirements; engaging in marketing and e-commerce activities; managing and improving the effectiveness of our operations; researching, developing, manufacturing and distributing our operating companies’ products; collecting and storing sensitive data and confidential information; and communicating with employees, investors, suppliers, trade customers, adult nicotine consumers and others. Recognizing the critical importance of cybersecurity in today’s digital landscape, we are committed to safeguarding our information assets, protecting consumer data and maintaining the integrity and availability of our systems. Accordingly, we have implemented an extensive cybersecurity risk management framework designed to identify, assess, mitigate and prevent potential cybersecurity risks and to align with industry best practices and all applicable regulatory requirements. We leverage the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and industry best practices to identify and prioritize cybersecurity risks based on their potential impacts. We also use the NIST framework and industry best practices to drive enhancements to our program that are designed to protect our assets and third-party partners. The NIST framework also helps us maintain ongoing compliance with regulatory requirements. We align our security standards for infrastructure configuration with the Center for Internet Security’s Benchmarks, which are prescriptive recommendations based upon the consensus of global cybersecurity experts.
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
Our CISO, who reports directly to our Vice President, Enterprise Technology and Chief Information Officer, is responsible for assessing and managing cybersecurity risks and maintaining our cybersecurity program. Our CISO has over 25 years of experience, including six years as our CISO, managing technology risks across multiple industries, including financial services, technology and manufacturing. Through strategic hiring and internal development, our CISO enhances the levels of skill and experience on our IT Risk Management team to stay ahead of evolving cybersecurity threats. As of the date of this filing, 100% of our IT Risk Management team has technical industry certification, and members of the IT Risk Management team have an average of 15 years of cybersecurity experience. Our CISO currently serves as an advisor to multiple industry groups. Our cybersecurity program undergoes an annual third-party controls effectiveness assessment and bi-annual program maturity evaluation against industry peers and consistently receives assessments indicating that it is ahead of the cybersecurity programs of our peer group.
As of the date of this filing, we are not aware of any current cybersecurity threats or cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business, results of operations or financial condition. From time-to-time, we and our third-party service providers, suppliers and trade customers experience attempts to infiltrate and interrupt information systems. We have not experienced an information security breach within the past three years, and to date, we have not experienced any interruptions of information systems as a result of infiltration attempts. For further discussion of the risks related to cybersecurity, see Risks Relating to Our Business - Information Technology and Data Privacy Risks in Item 1A.

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

Item 3. Legal Proceedings.
The information required by this Item is included in Note 18 and Exhibits 99.1 and 99.2 to this Form 10-K. Altria’s consolidated financial statements and accompanying notes for the year ended December 31, 2025 were filed on Form 8-K on January 29, 2026 (such consolidated financial statements and accompanying notes are also included in Item 8). The following summarizes certain developments in Altria’s litigation since the filing of the Form 8-K.
Recent Developments
▪Health Care Cost Recovery Litigation
Continuing NPM Adjustment Disputes with States That Have Not Settled. In February 2026, an arbitration panel found that Missouri was not diligent in the enforcement of its escrow statutes in 2005.
▪Antitrust Litigation
In February 2026, the U.S. District Court for the Northern District of California certified three classes of plaintiffs (one of direct purchasers, one of indirect purchasers and one of indirect resellers).

Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Performance Graph
The graph below compares the cumulative total shareholder return of our common stock for the last five years with the cumulative total return for the same period of the S&P 500 Index and the S&P Food, Beverage and Tobacco Industry Group Total Return Index. The graph assumes the investment of $100 in common stock and each of the indices as of the market close on December 31, 2020 and the reinvestment of all dividends on a quarterly basis.

Comparison of Five-Year Cumulative Total Shareholder Return
Altria
S&P Food, Beverage & Tobacco
S&P 500
$250
$200
$150
$100
$50
Altria/Index Value
2020
2021
2022
2023
2024
2025

Date	Altria	S&P Food, Beverage & Tobacco	S&P 500
December 2020	$100.00	$100.00	$100.00
December 2021	$124.26	$116.18	$128.71
December 2022	$129.70	$126.72	$105.40
December 2023	$125.06	$121.25	$133.10
December 2024	$176.17	$125.52	$166.40
December 2025	$208.24	$135.97	$196.16
Source: FactSet - Total return assumes reinvestment of dividends as of the ex-dividend date.
Market and Dividend Information
The principal stock exchange on which our common stock (par value $0.33 1/3 per share) is listed is the New York Stock Exchange under the trading symbol “MO”. At February 13, 2026, there were approximately 44,000 holders of record of our common stock.
We have a history of paying cash dividends, and have a progressive dividend goal targeting mid-single digits dividend per share growth annually through 2028. Future dividend payments remain subject to the discretion of our Board.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2025
In January 2025, our Board authorized a $1.0 billion share repurchase program. In October 2025, the Board authorized a $1.0 billion expansion of this program to $2.0 billion, which expires on December 31, 2026 (as expanded, “January 2025 share repurchase program”). Share repurchases depend upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our share repurchase activity for each of the three months in the period ended December 31, 2025, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1- October 31, 2025	1,796,943	$61.52	1,796,943	$1,177,389,567
November 1- November 30, 2025	1,561,299	$58.26	1,560,904	$1,086,445,148
December 1- December 31, 2025	1,477,862	$58.54	1,476,775	$1,000,000,025
For the Quarter Ended December 31, 2025	4,836,104	$59.56	4,834,622
(1) The total number of shares purchased includes (a) shares purchased under the January 2025 share repurchase program and (b) shares withheld by Altria in an amount equal to the statutory withholding taxes for vested stock-based awards previously granted to eligible employees (which totaled 395 in November and 1,087 in December).

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Form 10-K, including our consolidated financial statements and related notes contained in Item 8, and the discussion of risk factors that may affect future results in Item 1A. All references to “Notes” in this MD&A are to Notes to our consolidated financial statements in Item 8. Additionally, refer to Item 7. MD&A in our 2024 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, which we filed with the SEC on February 26, 2025 and is incorporated by reference into this Form 10-K.
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
Executive Summary
Our Business
We have a leading portfolio of tobacco products for U.S. tobacco consumers age 21+. We are Moving Beyond SmokingTM, by responsibly transitioning adult smokers to a smoke-free future, competing vigorously for existing smoke-free adult nicotine consumers and exploring new growth opportunities - beyond the United States and beyond nicotine.
Our wholly owned subsidiaries include leading manufacturers of both combustible and smoke-free products. In combustibles, we own PM USA, the most profitable U.S. cigarette manufacturer, and Middleton, a leading U.S. cigar manufacturer.
In smoke-free products, we own USSTC, the leading global MST manufacturer, Helix, a leading manufacturer of oral nicotine pouches, and NJOY, an e-vapor manufacturer with products covered by MGOs from the FDA. Additionally, we have a majority-owned joint venture, Horizon, for the U.S. marketing and commercialization of HTS products.
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
For a description of Altria, see Item 1. Business of this Form 10-K (“Item 1”).

Vision and 2028 Goals
As we execute on our Vision, we established our 2028 Enterprise Goals (“2028 Goals”) to provide our investors with specific metrics to measure our progress. Our 2028 Goals are:
▪Corporate
▪Deliver a mid-single digits adjusted diluted EPS compounded annual growth rate (“CAGR”) in 2028 from a $4.87 base in 2022, which has been recast as described in Non-GAAP Financial Measures below (for our progress through 2025, see Consolidated Results of Operations);
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
▪U.S. Smoke-Free Portfolio
▪Due to ongoing market disruption caused by illicit e-vapor products that have evaded the regulatory process, we continue to reassess our smoke-free goals and expect to provide updated goals when we have more clarity on how the legitimate e-vapor market may evolve. We remain steadfast in our commitment to our Vision and to building a portfolio of FDA-authorized smoke-free products for adult smokers and adult nicotine consumers currently using smoke-free products. For additional information on the e-vapor category, see Operating Results by Business Segment - Business Environment.
▪Long-Term Growth
▪Compete internationally in the top innovative oral tobacco markets and develop a pathway to participate in heated tobacco and e-vapor markets; and
▪Enter non-nicotine categories with broad commercial distribution of at least five products by 2028.
Optimize & Accelerate Initiative
In October 2024, we announced a multi-phase Initiative designed to modernize our ways of working as we work towards achieving our Vision and 2028 Goals. In 2025, we began modernizing our ways of working, which enabled increased speed, efficiency and effectiveness across the organization. We are now adding the final phases of the Initiative and continue to expect to deliver cumulative savings of at least $600 million by the end of 2029. We continue to plan to reinvest these savings in our businesses in support of our Vision and 2028 Goals. These cumulative cost savings exclude our estimated pre-tax charges for the Initiative of approximately $175 million, updated from our prior estimate of approximately $125 million, as a result of finalizing the plans for all phases of the Initiative, which we treat as special items and exclude from our adjusted diluted EPS. For further discussion of the Initiative, see Note 5. Exit and Implementation Costs (“Note 5”).
Trends and Developments
In this section of the MD&A, we discuss certain factors that have impacted our businesses as of the date of this Form 10-K. In addition, we are aware of and address certain trends and developments that could, individually or in the aggregate, have a material impact on our businesses, including the value of our investments in equity securities, in the future. In this section, we focus on the discretionary income pressures on adult nicotine consumers, tariffs, evolving consumer preferences and illicit flavored disposable e-vapor products. Other trends and developments are discussed elsewhere in this MD&A.
Throughout 2025, U.S. adult nicotine consumers faced persistent inflationary pressures on discretionary income, with lower-income consumers particularly affected. Inflation remained above the Federal Reserve’s 2% target, and elevated prices for essentials such as groceries and housing continued to constrain spending, prompting many low-income earners to cut back and rely more heavily on credit. Gas prices trended downward as expected, with the most notable improvement seen in December when the average price fell to $2.89 per gallon, bringing the average in the fourth quarter of 2025 to approximately $3.00 per gallon. Meanwhile, tariffs introduced earlier in the year steadily increased over recent months, weighing on consumer confidence and adding headwinds to discretionary spending. While we have not observed a material impact on adult nicotine consumer purchasing behavior as a result of tariffs, we continue to closely monitor the additional pressure that tariff-related price increases may exert. In addition, we are monitoring other effects of tariffs on our businesses, including the price, availability and quality of tobacco, raw materials, ingredients and component parts used to manufacture our operating companies’ products. We do not expect tariffs to have a material impact on our costs in 2026 based on presently available information.
Overall discretionary income pressures on adult nicotine consumers have resulted in increased discount brand share performance and continued to contribute to evolving adult nicotine consumer preferences, each of which has negatively impacted the sales volumes of our operating companies’ premium brands. For the fourth quarter of 2025, the discount retail share of the cigarette category reached 32.9%, an increase of 2.6 share points versus the fourth quarter of 2024 and 0.7 share points sequentially. Additionally, we believe that a significant number of adult nicotine consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative nicotine products, such as e-vapor products and oral nicotine pouches. The U.S. nicotine pouch category continued to grow throughout the fourth quarter of 2025 to 56.9% of the U.S. oral tobacco category, an increase of 10.4 share points versus the fourth quarter of 2024. When adjusted for trade inventory movements, smokeable products segment’s domestic cigarette shipment volume declined by an estimated 7% in the fourth quarter of 2025 versus the fourth quarter of 2024. We estimate that, when adjusted for trade inventory movements and other factors, total estimated domestic cigarette industry volume declined by 6.5% in the fourth quarter of 2025 versus the fourth quarter of 2024. In the third quarter of 2025, we estimated the industry decline rate to be 8% versus the third quarter of 2024. We believe that the 1.5 percentage points reduction in the domestic cigarette industry volume decline rate in the current quarter was primarily due to illicit flavored disposable e-vapor product growth moderating slightly in 2025 as compared to the prior year. We have closely monitored this trend and its impact on cigarette industry decline rates. Based on our latest data, we are updating our cigarette category volume decomposition. We now estimate that cross-category movement, primarily driven by illicit flavored disposable e-vapor products, contributed approximately 2% to 3% to the cigarette industry volume decline during 2025 versus our prior estimate of approximately 3% to 4%. As innovative smoke-free products evolve to better address the preferences of adult nicotine consumers, these consumers continue to transition from cigarettes and MST products to innovative smoke-free products, which has negatively impacted the sales volumes of our operating companies’ cigarette and MST products.
Product assortment, regulation and enforcement continue to evolve in the e-vapor category. Flavored disposable e-vapor products have continued driving growth in the e-vapor category. We estimate that flavored disposable e-vapor products, the majority of which we believe have evaded the regulatory process, represent approximately 70% of the e-vapor category. In response to the proliferation of illicit flavored disposable e-vapor products, states and the federal government have taken various regulatory and enforcement actions. For example, the FDA and U.S. Customs and Border Protection have made it more difficult to import properly declared illicit e-vapor products, seized unauthorized e-vapor products and issued warning letters to importers. However, although the FDA, in conjunction with other federal entities, has increased enforcement activity, insufficient actions against manufacturers, distributors and retailers of nicotine products requiring FDA review for which no PMTAs have been submitted have allowed such products to continue to proliferate in the market. We expect that effective enforcement against illicit flavored disposable e-vapor products will occur more gradually than initially anticipated. As a result, in connection with the preparation of our financial statements for the year ended December 31, 2025, we recorded non-cash impairments of our e-vapor reporting unit goodwill and definite-lived intangible assets. For further discussion, see Note 4. Goodwill and Other Intangible Assets, net. (“Note 4”).
Additionally, we continue to see increased illicit activity across multiple nicotine categories, including nicotine pouch products and cigarettes. Throughout 2024 and 2025, traditional tobacco retailers began to carry various synthetic oral nicotine pouch products. We continue to track the overall dynamics across multiple nicotine categories as well as competitive threats to our brands.
See Operating Results by Business Segment - Business Environment for additional information on the trends and developments discussed above.
With the exception of the impact of illicit flavored disposable e-vapor products on NJOY, the trends and developments above have not had a material adverse impact on our results of operations, cash flows or financial position. We do not believe the trends and developments discussed above have materially impacted our ability to achieve our Vision. As the trends and developments evolve and new ones emerge, we will continue to evaluate the potential impacts on our businesses, investments and Vision.

Consolidated Results of Operations
The changes in net earnings and diluted EPS for the year ended December 31, 2025, from the year ended December 31, 2024, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the year ended December 31, 2024	$11,264	$6.54
2024 NPM Adjustment Items	(20)	(0.01)
2024 Acquisition and disposition-related items	(1,862)	(1.08)
2024 Asset impairment, exit and implementation costs	315	0.18
2024 Tobacco and health and certain other litigation items	76	0.04
2024 Amortization of intangibles	115	0.07
2024 ABI-related special items	2	—
2024 Cronos-related special items	15	0.01
2024 Income tax items	(969)	(0.56)
Subtotal 2024 special items (1)	(2,328)	(1.35)
2025 NPM Adjustment Items	15	0.01
2025 Acquisition and disposition-related items	(66)	(0.04)
2025 Asset impairment, exit and implementation costs	(1,921)	(1.14)
2025 Tobacco and health and certain other litigation items	(44)	(0.03)
2025 Amortization of intangibles	(110)	(0.06)
2025 ABI-related special items	(75)	(0.04)
2025 Cronos-related special items	5	—
2025 Income tax items	(5)	—
Subtotal 2025 special items	(2,201)	(1.30)
Fewer shares outstanding	—	0.11
Change in tax rate	119	0.07
Operations	93	0.05
For the year ended December 31, 2025	$6,947	$4.12

2025 Reported Net Earnings	$6,947	$4.12
2024 Reported Net Earnings	$11,264	$6.54
% Change	(38.3)%	(37.0)%

2025 Adjusted Net Earnings and Adjusted Diluted EPS	$9,148	$5.42
2024 Adjusted Net Earnings and Adjusted Diluted EPS	$8,936	$5.19
% Change	2.4%	4.4%
(1) Prior period amounts have been recast to conform with current period presentation for amortization of intangibles that were not previously identified as special items and that are now excluded from our adjusted financial measures. See Non-GAAP Financial Measures below.
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
▪Operations: The increase of $93 million in operations (which excludes the impact of special items shown in the table above) was due primarily to higher OCI, partially offset by lower net periodic benefit income, excluding service cost and higher interest and other debt expense, net.
For further details, see Consolidated Operating Results and Operating Results by Business Segment below.

Compounded EPS Growth Rate
Our 2028 Goals include delivering a mid-single digits adjusted diluted EPS CAGR in 2028 from a $4.87 (1) base in 2022. Our calculation of progress towards this goal through 2025 is as follows:

	For the Years Ended December 31,		CAGR
	2025	2022
Reported diluted EPS	$4.12	$3.19	8.9%
NPM Adjustment Items	(0.01)	(0.03)
Acquisition and disposition-related items	0.04	—
Asset impairment, exit and implementation costs	1.14	—
Tobacco and health and certain other litigation items	0.03	0.05
Amortization of intangibles	0.06	0.03
JUUL changes in fair value	—	0.81
ABI-related special items	0.04	1.12
Cronos-related special items	—	0.10
Income tax items	—	(0.40)
Adjusted diluted EPS (1)	$5.42	$4.87	3.6%
(1) Prior period amounts have been recast to conform with current period presentation for amortization of intangibles that were not previously identified as special items and that are now excluded from our adjusted financial measures. See Non-GAAP Financial Measures below.
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

Discussion and Analysis
Critical Accounting Estimates
Note 2. Summary of Significant Accounting Policies (“Note 2”) includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. In most instances, we must use an accounting policy or method because it is the only policy or method permitted under GAAP.
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
The following is a review of the more significant assumptions and estimates, as well as the accounting policies and methods, used in the preparation of our consolidated financial statements:
▪Revenue Recognition: We define net revenues as revenues, which include excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns (also referred to as returned goods) and sales incentives. These consumer incentives consist primarily of price promotions, substantially all of which are made to retailers to incent the promotion of certain product offerings in select geographic areas. These price promotions include estimates of variable consideration and require estimates and judgments based principally on shipment volume, retail acceptance and compliance, redemption and utilization. Actual payments will differ from estimated payments to the extent actual results differ from estimated assumptions. We reflect differences between actual and estimated payments in the period in which actual payments become known, which have not been material to our financial position, results of operations or operating cash flows. We record these expected payments for price promotions as a reduction to revenues upon shipment of goods to customers in our consolidated statements of earnings and in accrued marketing liabilities on our consolidated balance sheets.
▪Depreciation, Amortization, Impairment Testing and Assets Valuation: We depreciate property, plant and equipment and amortize our definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets. We depreciate machinery and equipment over periods up to 20 years, and buildings and building improvements over periods up to 50 years. We amortize definite-lived intangible assets over their estimated useful lives.
We review long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. We perform undiscounted operating cash flow analyses to determine if an impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. If the carrying value of the long-lived asset exceeds its fair value, we measure the amount of impairment loss as the difference between the carrying value and the fair value of the long-lived asset, which is determined using discounted cash flows. We base impairment losses on assets to be disposed of, if any, on the estimated proceeds to be received, less costs of disposal. We also review the estimated remaining useful lives of long-lived assets whenever events or changes in business circumstances indicate the lives may have changed.
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment as of October 1 of each year, and more frequently if an event occurs or circumstances change that would require us to perform an interim review, using either a qualitative or quantitative assessment for each of our reporting units and indefinite-lived intangible assets. When a qualitative assessment is performed, we determine whether it is more likely than not that an impairment exists based on qualitative factors such as macroeconomic conditions, industry and competitive conditions, legal and regulatory environment, historical financial performance and significant changes impacting the reporting unit and the indefinite-lived intangible assets. In performing a quantitative assessment, if the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. We measure the amount of impairment loss as the difference between the carrying value and the fair value of a reporting unit; however, the amount of the impairment loss is limited to the total amount of goodwill allocated to a reporting unit. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, which is determined using discounted cash flows, we consider the intangible asset to be impaired and reduce the carrying value to fair value in the period identified.
We use an income approach to estimate the fair value of our reporting units and trademarks using information available as of the impairment testing date. The income approach reflects the discounting of expected future cash flows at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. The discounted cash flows may include multiple scenarios that consider a range of potential outcomes in projected cash flows.
In determining the estimated fair values of our reporting units and indefinite-lived intangible assets in 2025, 2024 and 2023, we made various judgments, estimates and assumptions, the most significant of which were volume, price, revenue, income, operating margins, perpetual growth rates, discount rates and scenario weightings, as applicable.

Goodwill by reporting unit and indefinite-lived intangible assets at December 31, 2025 were as follows:

(in millions)	Goodwill	Indefinite-Lived Intangible Assets
Cigarettes	$22	$2
MST products	5,023	8,447
Cigars	77	2,640
Oral nicotine pouches	55	—
E-vapor	610	—
Total	$5,787	$11,089
2025 Annual Review of Goodwill and Indefinite-lived Intangible Assets
We completed our annual impairment test of goodwill and indefinite-lived intangible assets performed as of October 1, 2025. We elected to perform a qualitative assessment for certain of our reporting units and indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors discussed above to determine if it was more likely than not that the fair values of our reporting units and indefinite-lived intangible assets were below carrying value. For certain of our other reporting units and indefinite-lived intangible assets, we elected to perform a single step quantitative assessment.
Upon completion of this testing, we determined that the estimated fair values substantially exceeded the carrying values for all of our reporting units and indefinite-lived intangible assets with the exception of our e-vapor reporting unit and Skoal trademark.
Our annual impairment test incorporated assumptions used in our long-term financial forecast, which is used by our management to evaluate business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. The assumptions incorporated the highest and best use of our reporting units and indefinite-lived intangible assets and also included perpetual growth rates for periods beyond the long-term financial forecast. The perpetual growth rates and discount rates used in performing the valuations ranged from 0% to 2% and 9.0% to 13.5%, respectively.
Additionally, in determining the significant assumptions, we made judgments regarding the: (i) timing of effective enforcement against illicit flavored disposable e-vapor products; (ii) timing and receipt of regulatory authorizations of innovative tobacco products, including oral nicotine pouches and e-vapor products; (iii) long-term growth of innovative tobacco products, including oral nicotine pouches, and the related impact on the MST category; (iv) long-term growth of the e-vapor category; and (v) conversion rates of illicit flavored disposable e-vapor consumers to FDA-authorized e-vapor products and specifically, NJOY’s e-vapor products. Fair value calculations are sensitive to changes in these estimates and assumptions, some of which relate to broader macroeconomic conditions outside of our control.
Although our discounted cash flow analyses are based on assumptions that we considered reasonable and are based on the best available information as of December 31, 2025, we used significant judgment in determining future cash flows. In addition to the judgments discussed above, the following factors also have the potential to impact our assumptions and thus the expected future cash flows and, therefore, our impairment conclusions: general macroeconomic conditions; governmental actions, including FDA regulatory actions and inaction; changes in category growth (decline) rates as a result of changing adult nicotine consumer preferences; success of planned new product expansions; competitive activity; unfavorable outcomes with respect to litigation proceedings, including actions brought against us alleging patent infringement; and income and excise taxes. For further discussion of these factors, see Operating Results by Business Segment - Business Environment below.
While our management believes that the estimated fair values of each reporting unit and indefinite-lived intangible assets at December 31, 2025 are reasonable, actual performance in the short term or long term could be significantly different from forecasted performance, which could result in impairment charges in future periods.
After recording the impairment charge in the fourth quarter of 2025 (discussed below), the carrying value of the e-vapor reporting unit’s net assets (including the effect of intercompany debt), approximated its estimated fair value. If the assumptions or judgments regarding the expectations for the future state of the e-vapor category and NJOY’s business discussed above fail to materialize as anticipated, if we experience unfavorable outcomes with respect to litigation proceedings (including actions alleging patent infringement), or if the discount rate used to estimate the fair value increases, we could have additional non-cash impairments of our e-vapor reporting unit goodwill in future periods, which could be material. A hypothetical 1% increase in the discount rate used to estimate the fair value of the e-vapor reporting unit would have resulted in an additional goodwill impairment charge of approximately $150 million during 2025.
Although the estimated fair value of the Skoal trademark exceeded its carrying value by approximately 7% ($0.3 billion), MST products, including Skoal, continued to be negatively impacted due in part to evolving adult nicotine consumer preferences, which have continued to contribute to reductions in sales volumes for MST products, including Skoal. If the decline in sales volume for Skoal is higher than currently estimated and results in material revenue declines, we believe there may be a material adverse effect on the significant assumptions used in performing our valuation. If Skoal’s actual revenue and income or long-term outlook are significantly unfavorable compared to forecasted performance used to estimate the fair value or if the discount rate used to estimate the fair value increases, we could have material non-cash impairments of the Skoal trademark in future periods. A hypothetical 1% increase in the discount rate used to estimate the fair value of the Skoal trademark would have resulted in an impairment charge of approximately $90 million in 2025.
During 2024 and 2023, our annual impairment test of goodwill and indefinite-lived intangible assets resulted in no impairment charges.
E-vapor Reporting Unit Goodwill & Definite-Lived Intangible Assets Impairments
During the fourth quarter of 2025, we determined that the long-lived assets in the e-vapor reporting unit may not be fully recoverable. As a result, we first performed a recoverability test of the e-vapor definite-lived intangible assets. We determined that the asset group was not recoverable because the estimated undiscounted cash flows, including an assumed terminal‑year EBITDA multiple, were less than its carrying value. Second, we measured the impairment loss by comparing the carrying value of the definite-lived intangible assets, consisting of developed technology and trademarks, to their estimated fair values. These fair values were determined using an income approach, specifically the relief from royalty method, which estimates the value of an intangible asset by calculating the present value of the hypothetical royalty payments a company avoids by owning the asset rather than licensing it from a third party. In performing this analysis, we made various judgments, estimates and assumptions, the most significant of which were volume, price, revenue, income, operating margins, scenario weightings, discount rates, royalty rates, obsolescence rates and economic lives. As a result, we recorded a non-cash, pre-tax impairment of these assets of $970 million, which we recorded in our consolidated statement of earnings for the year ended December 31, 2025.
Following the impairment of these e-vapor definite-lived intangible assets, we performed our annual impairment test of goodwill, utilizing the revised carrying amount of the e-vapor reporting unit after reflecting the e-vapor definite-lived intangible assets impairment charges. Our test indicated that the estimated fair value of the e-vapor reporting unit was below its carrying value, resulting in a non-cash goodwill impairment of $285 million, which we recorded in our consolidated statement of earnings for the year ended December 31, 2025. The impairments of the e-vapor definite-lived intangible assets and the e-vapor reporting unit goodwill were due primarily to lower projected volume and revenue as a result of the impact of estimates regarding protracted ineffective enforcement against illicit flavored disposable e-vapor products. After this e-vapor goodwill impairment charge, the carrying value of e-vapor goodwill as of December 31, 2025 was $610 million.
In addition to our annual impairment testing, during the first quarter of 2025 we identified a triggering event related to our e‑vapor reporting unit that required an interim impairment assessment. As a result, we performed a quantitative impairment assessment of goodwill and related intangible assets for the e‑vapor reporting unit as of March 31, 2025. As discussed in Note 4, the interim impairment assessment resulted in a non-cash goodwill impairment of $873 million during the first quarter of 2025, which is recognized in our consolidated statement of earnings for the year ended December 31, 2025. We concluded that the carrying value of our e-vapor definite-lived intangible assets was recoverable and no impairment existed as of March 31, 2025.
As a result of the goodwill impairments recognized in the first and the fourth quarters of 2025, the total non-cash goodwill impairment recognized in our consolidated statement of earnings for the year ended December 31, 2025 was $1,158 million.
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
For further discussion of our investments in equity securities, see Note 6. Investments in Equity Securities (“Note 6”).
▪Contingencies: As discussed in Note 18 and Item 3, legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria and certain of our subsidiaries, including PM USA and NJOY, as well as certain respective indemnitees. In 1998, PM USA and certain other tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other U.S. tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, “State Settlement Agreements”). PM USA’s portion of ongoing adjusted payments is based on its relative share of the settling manufacturers’ domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. PM USA’s obligations under the State Settlement Agreements to make quarterly payments with respect to settling plaintiffs’ attorneys’ fees ended in the fourth quarter of 2024. Payments under the State Settlement Agreements are based on variable factors, such as inflation, operating income, market share and industry volume. Our subsidiaries account for the cost of the State Settlement Agreements as a component of cost of sales. Our subsidiaries recorded approximately $3.0 billion and $3.5 billion of charges to cost of sales for the years ended December 31, 2025 and 2024, respectively, in connection with the State Settlement Agreements.
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
We recognize the funded status of our defined benefit pension and other postretirement plans on the consolidated balance sheets and record as a component of other comprehensive earnings (losses), net of deferred income taxes, the gains and losses and prior service costs and credits that have not been recognized as components of net periodic benefit cost (income). We subsequently amortize the gains or losses and prior service costs or credits recorded as components of other comprehensive earnings (losses) into net periodic benefit cost (income) in future years.
Due to changes in market factors, our discount rates used to determine our pension plan and postretirement plan obligations decreased to 5.4% at December 31, 2025 from 5.7% at December 31, 2024. We presently anticipate net pre-tax pension and postretirement expense of approximately $48 million in 2026 versus net pre-tax income of $11 million in 2025. This change is due primarily to higher amortization of net unrecognized losses, lower expected income on plan assets and an expected settlement charge in 2026, partially offset by lower interest costs. Assuming no change to the shape of the yield curve, a 50 basis point decrease (increase) in our discount rates would increase (decrease) our pension and postretirement expense by approximately $5 million. Similarly, a 50 basis point decrease (increase) in the expected return on plan assets would increase (decrease) our pension and postretirement expense by approximately $35 million.
For additional information see Note 16. Benefit Plans (“Note 16”).
▪Income Taxes: Significant judgment is required in determining income tax provisions and in evaluating tax positions. We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when we have determined that it is more likely than not that some portion or all of a deferred tax asset will not be realized. In assessing realizability, we consider the weight of all available positive and negative evidence, including the character of the assets and the possible sources of taxable income of the appropriate character within the applicable carryback and carryforward periods available under the tax law.
We recognize the financial statement benefit for uncertain income tax positions in our consolidated financial statements when we have determined that it is more likely than not, based on the technical merits, that the position will be sustained upon examination by taxing authorities. The recognized amount is the largest benefit that is more than 50% likely to be realized upon ultimate settlement. We do not recognize positions that do not meet this threshold in the financial statements.
We recognized income tax benefits and charges in the consolidated statements of earnings during 2025 and 2024 as a result of various tax events.
For additional information on income taxes, see Note 14. Income Taxes (“Note 14”).

Consolidated Operating Results

	For the Years Ended December 31,
(in millions)	2025	2024
Net Revenues:
Smokeable products	$20,485	$21,204
Oral tobacco products	2,802	2,776
E-vapor products	(13)	40
All other	5	(2)
Net revenues	$23,279	$24,018
Excise Taxes on Products:
Smokeable products	$3,042	$3,469
Oral tobacco products	98	105
Excise taxes on products	$3,140	$3,574
Operating Income:
OCI:
Smokeable products	$10,984	$10,821
Oral tobacco products	1,828	1,449
E-vapor products	(2,297)	(171)
All other	(229)	(243)
Amortization of intangibles	(132)	(139)
General corporate expenses	(255)	(476)
Operating income	$9,899	$11,241
As discussed further in Note 15, our CODM reviews OCI, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate the performance of, and allocate resources to, our segments. Our management believes it is appropriate to disclose this measure to help investors analyze our business performance and trends.

The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the years ended December 31:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2025 Reported	$9,389	$2,442	$6,947	$4.12
NPM Adjustment Items	(20)	(5)	(15)	(0.01)
Acquisition and disposition-related items	76	10	66	0.04
Asset impairment, exit and implementation costs	2,184	263	1,921	1.14
Tobacco and health and certain other litigation items	58	14	44	0.03
Amortization of intangibles	132	22	110	0.06
ABI-related special items	95	20	75	0.04
Cronos-related special items	(5)	—	(5)	—
Income tax items	—	(5)	5	—
2025 Adjusted for Special Items	$11,909	$2,761	$9,148	$5.42

2024 Reported	$13,658	$2,394	$11,264	$6.54
NPM Adjustment Items	(27)	(7)	(20)	(0.01)
Acquisition and disposition-related items	(2,527)	(665)	(1,862)	(1.08)
Asset impairment, exit and implementation costs	422	107	315	0.18
Tobacco and health and certain other litigation items	101	25	76	0.04
Amortization of intangibles	139	24	115	0.07
ABI-related special items	2	—	2	—
Cronos-related special items	18	3	15	0.01
Income tax items	—	969	(969)	(0.56)
2024 Adjusted for Special Items (1)	$11,786	$2,850	$8,936	$5.19
(1) Prior period amounts have been recast to conform with current period presentation for amortization of intangibles that were not previously identified as special items and that are now excluded from our adjusted financial measures. See Non-GAAP Financial Measures below.
The following special items affected the comparability of statements of earnings amounts for the years ended December 31, 2025 and 2024.
▪NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation in Note 18 and NPM Adjustment Items in Note 15, respectively.
▪Acquisition and Disposition-Related Items: We recorded net pre-tax charges reflecting expenses primarily related to the ITC exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States. These charges are net of insurance recoveries from insurance contracts associated with the NJOY Transaction. For further information on the ITC’s determination, see E-vapor Product Litigation - JUUL Patent Litigation in Note 18. We recorded these items as follows for the years ended December 31:

(in millions)	2025	2024
Net revenues (1)	$23	$—
Cost of sales (1)	44	—
Marketing, administration and research costs (2)	(16)	36
Total	$51	$36
(1) Included in our e-vapor products segment.
(2) Recorded as general corporate expense, net of $39 million and $25 million of insurance recoveries for the year ended December 31, 2025 and 2024, respectively. In 2024 and 2025, we incurred total costs of $151 million primarily associated with the ITC exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States and patent infringement lawsuits related to the NJOY Transaction, which were offset by insurance recoveries of $64 million.
Additionally, we recorded a non-cash, pre-tax charge of $25 million for the year ended December 31, 2025 for the change in the fair value of the contingent payments associated with the NJOY Transaction. In connection with the June 2024 issuance by the FDA of MGOs for four NJOY ACE menthol pod products, we recorded a pre-tax charge of approximately $140 million for the year ended December 31, 2024 for the change in the fair value of the contingent payments associated with the NJOY Transaction. These charges were recorded as general corporate expense and included in marketing, administration and research costs in our consolidated statements of earnings. For further information, see Contingent Payments in Note 7. Financial Instruments.
We recorded a pre-tax gain of $2.7 billion upon the assignment of the IQOS Tobacco Heating System (“IQOS System”) commercialization rights to Philip Morris International Inc. in April 2024, for the year ended December 31, 2024. For a discussion of the sale of the IQOS System commercialization rights, see Note 4.
▪Asset Impairment, Exit and Implementation Costs: We recorded non-cash, pre-tax impairment charges of $2,128 million to reduce the carrying values of the e-vapor reporting unit goodwill and definite-lived intangible assets to their estimated fair values for the year ended December 31, 2025 in our e-vapor products segment. We recorded a non-cash, pre-tax impairment of the Skoal trademark of $354 million for the year ended December 31, 2024 in our oral tobacco products segment. For further discussion, see Note 4.
We recorded pre-tax exit and implementation costs of $56 million and $68 million related to the Initiative for the years ended December 31, 2025 and 2024, respectively. For a breakdown of these costs by segment, see Note 5.
▪Tobacco and Health and Certain Other Litigation Items: For a discussion of tobacco and health and certain other litigation items and a breakdown of these costs by segment, see Note 18 and Tobacco and Health and Certain Other Litigation Items in Note 15, respectively.
▪Amortization of Intangibles: We recorded pre-tax amortization expense of definite-lived intangible assets of $132 million and $139 million for the years ended December 31, 2025 and 2024, respectively, in marketing, administration and research costs in our consolidated statements of earnings.
▪ABI-Related Special Items: We recorded net pre-tax losses of $95 million from our investment in ABI for the year ended December 31, 2025, consisting primarily of mark-to-market losses on certain ABI financial instruments associated with its share commitments.
We recorded net pre-tax expense of $2 million from our investment in ABI for the year ended December 31, 2024, which consisted primarily of mark-to-market losses on certain ABI financial instruments associated with its share commitments, mostly offset by a gain related to the partial sale of our investment in ABI (“ABI Transaction”). For further information on the gain related to the ABI Transaction, see Note 6.
The ABI-related special items include our respective share of the amounts recorded by ABI and additional adjustments related to (i) the conversion of ABI-related special items from international financial reporting standards to GAAP and (ii) adjustments to our investment required under the equity method of accounting.
▪Income Tax Items: We recorded income tax items of $969 million for the year ended December 31, 2024, due primarily to an income tax benefit from the partial releases of valuation allowances on JUUL-related losses in connection with an agreement reached in October 2024 with the Internal Revenue Service and in connection with the ABI Transaction. For further discussion of income tax items, see Note 14.
2025 Compared with 2024
Net revenues, which include excise taxes billed to customers, decreased $739 million (3.1%), due primarily to lower net revenues in our smokeable products segment.
Cost of sales decreased $480 million (7.9%), due primarily to lower shipment volume and lower per unit settlement charges in our smokeable products segment.
Excise taxes on products decreased $434 million (12.1%), due primarily to lower shipment volume in our smokeable products segment.
Marketing, administration and research costs decreased $230 million (8.4%), due primarily to lower acquisition-related items discussed above and transaction costs associated with the ABI Transaction in 2024, both of which are included in general corporate expenses.
Operating income decreased $1,342 million (11.9%), due primarily to lower OCI (which includes the net impact of non-cash impairments of the e-vapor reporting unit goodwill and definite-lived intangible assets in our e-vapor products segment in 2025 and a non-cash impairment of the Skoal trademark in our oral tobacco product segment in 2024), partially offset by lower general corporate expenses.
Net periodic benefit income, excluding service cost, decreased by $43 million (42.2%), due primarily to lower income on plan assets and higher amortization of net unrecognized losses in 2025, partially offset by lower interest costs. For additional information, see Note 16.
(Income) losses from investments in equity securities was unfavorable $142 million (21.8%), due primarily to lower income from our equity investment in ABI (which includes our gain on the ABI Transaction in 2024).
Provision for income taxes increased $48 million (2%), due primarily to unfavorable income tax items discussed above, partially offset by lower earnings before income taxes. For additional information, see Note 14.

Reported net earnings of $6,947 million decreased $4,317 million (38.3%), due primarily to the gain on the sale of the IQOS System commercialization rights in 2024 and lower operating income. Reported basic and diluted EPS of $4.12, each decreased by 37% due to lower reported net earnings, partially offset by fewer shares outstanding.
Adjusted net earnings of $9,148 million increased $212 million (2.4%), due primarily to higher OCI and a lower adjusted tax rate, partially offset by lower net periodic benefit income, excluding service cost and higher interest and other debt expense, net. Adjusted diluted EPS of $5.42 increased by 4.4%, due to higher adjusted net earnings and fewer shares outstanding.
Operating Results by Business Segment
Business Environment
Summary
The U.S. nicotine industry faces a number of business, legal and regulatory challenges that have materially adversely affected and may continue to materially adversely affect our business, results of operations, cash flows or financial position or our ability to achieve our Vision. These challenges, some of which are discussed in more detail in Note 18, Item 1A and Item 3, include:
▪pending and threatened litigation and bonding requirements;
▪restrictions and requirements imposed by the FSPTCA and restrictions and requirements (and related enforcement actions) that have been, and in the future will be, imposed by the FDA;
▪the FDA’s failure to effectively address illicit nicotine products on the market, including illicit disposable e-vapor and oral nicotine pouch products;
▪illicit trade in nicotine products, including cigarettes, e-vapor products and oral nicotine pouch products;
▪actual and proposed excise tax increases, as well as changes in tax structures and tax stamping requirements;
▪bans and restrictions on tobacco use imposed by governmental entities and private establishments and employers;
▪other federal, state and local government actions, including:
▪restrictions on the sale of certain nicotine products, the sale of nicotine products by certain retail establishments, the sale of nicotine products with characterizing flavors and the sale of nicotine products in certain package sizes;
▪additional restrictions on the advertising and promotion of nicotine products;
▪other actual and proposed tobacco- or nicotine-related legislation and regulation;
▪prohibitions on the sale of tobacco products based on environmental concerns and the imposition of responsibility on manufacturers for the disposal, recycling or other treatment of post-consumer goods such as plastic packaging; and
▪governmental investigations;
▪reductions in consumption levels of cigarettes and MST products resulting in lower shipment volumes;
▪increased efforts by tobacco control advocates and other private sector entities (including retail establishments) to further restrict the availability and use of nicotine products or the ability to communicate with adult consumers through third-party digital platforms;
▪changes in adult nicotine consumer purchase behavior, which is influenced by various factors such as macroeconomic conditions (including inflation and tariffs), the proliferation of illicit disposable e-vapor products, excise taxes and product price gap relationships, each of which has resulted and may in the future result in adult nicotine consumers switching to lower-priced nicotine products and lower shipment volumes;
▪the highly competitive nature of all nicotine categories, including competitive disadvantages related to the impact on cigarette prices due to the settlement of certain healthcare cost recovery litigation, the growth of innovative nicotine products, such as e-vapor and oral nicotine pouch products, and the ability of competitors to receive refunds of certain duties, taxes and fees paid on imported tobacco products when offsetting volumes of those products or substantially similar products are subsequently exported;
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
Modifications to currently marketed products, including modifications that result from, for example, changes to the quantity of tobacco product(s) in a package, a manufacturer being unable to acquire ingredients or a supplier or contract manufacturer being unable to maintain the consistency required in ingredients or manufacturing processes, could trigger the FDA’s premarket review process. Additionally, a manufacturer may be unable to maintain consistency in manufacturing processes as it increases the scale of its manufacturing operations in response to market expansion or product introduction. These circumstances could cause a manufacturer to receive (i) a “not substantially equivalent” determination or (ii) a denial or withdrawal of a PMTA, either of which could result in a product being removed from the market. In addition, new scientific data continues to be developed relating to innovative nicotine products, which could impact the FDA’s determination as to whether a product is, or continues to be, appropriate for the protection of public health and could, therefore, result in the removal of one or more products from the market. Any such actions affecting our operating companies’ products could have a material adverse impact on our business, results of operations, cash flows or financial position.
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
Helix submitted PMTAs for on! oral nicotine pouches on the market as of August 2016 in May 2020, PMTAs for additional on! oral nicotine pouches in September 2024, PMTAs for on! PLUS oral nicotine pouches in tobacco, mint and wintergreen flavors in June 2024 and PMTAs for on! PLUS oral nicotine pouches in six additional flavors in November 2025. In September 2025, the FDA launched a pilot program intended to increase efficiency and streamline the review process for PMTAs for select oral nicotine pouch products. Also in September 2025, the FDA communicated to Helix that PMTAs for certain of its products, including on! PLUS, were being reviewed through the pilot program. In December 2025, the FDA issued MGOs with respect to on! PLUS oral nicotine pouches in tobacco, mint and wintergreen flavors in 6 mg and 9 mg nicotine levels. As of February 23, 2026, the FDA has not issued a marketing order with respect to any other on! or on! PLUS product.
As of February 23, 2026, Middleton has received MGOs or exemptions that cover over 99% of its cigar product volume.
As a result of the NJOY Transaction, we gained full global ownership of NJOY’s e-vapor product portfolio, including NJOY ACE, a pod-based e-vapor product with an MGO from the FDA, and NJOY Daily, which also has an MGO. In June 2024, NJOY received MGOs with respect to two NJOY ACE menthol products and two NJOY Daily menthol products. NJOY ACE is subject to ITC exclusion and cease-and-desist orders prohibiting importation and sale in the United States. Although NJOY Daily is not subject to these orders, JUUL has asserted claims of patent infringement based on the sale of NJOY Daily in the United States. See Note 18.
Effect of Adverse FDA Determinations: FDA review timeframes have varied. It is therefore difficult to predict the duration of FDA reviews of SE reports or PMTAs. An unfavorable determination on an application, the withdrawal by the FDA of a prior MGO, an FDA enforcement action or other changes in FDA regulatory requirements could result in the removal of products from the market. A “not substantially equivalent” determination, a denial of a PMTA, an MGO withdrawal or an enforcement action by the FDA with respect to one or more products (each of which could require the removal of the product or products from the market) could have a material adverse impact on our business, results of operations, cash flows or financial position. Also, adverse FDA determinations or enforcement actions concerning innovative nicotine products could have a material adverse effect on our innovative nicotine businesses and our ability to achieve our Vision.
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
▪E-Vapor Products: In September 2022, the FDA represented that it had resolved more than 99% of the timely applications it had received, the vast majority of which were for e-vapor products and resulted in MDOs. As of February 23, 2026, many manufacturers of menthol and other flavored e-vapor products have received MDOs for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefits of their products to adult smokers overcome the risks that their products pose to youth. The FDA has communicated in these MDOs that vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of Public Health” standard and that successful applications require strong, product-specific evidence. A number of these manufacturers are challenging the MDOs for their products. In January 2024, the U.S. Court of Appeals for the Fifth Circuit ruled that the FDA had unlawfully changed its position with respect to the information required to obtain a PMTA. In April 2025, the U.S. Supreme Court vacated the U.S. Court of Appeals for the Fifth Circuit’s determination, concluding that manufacturers had been given fair notice of the PMTA requirements, and remanded the case for further review. Other U.S. Courts of Appeals have upheld adverse FDA determinations.
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
▪Impact on Our Business; Compliance Costs and User Fees: Additional FDA regulatory actions under the FSPTCA could have a material adverse effect on our business, results of operations, cash flows or financial position in various ways. For example, actions (or inaction) by the FDA could:
▪impact the consumer acceptability of nicotine products;
▪discontinue, delay or prevent the sale or distribution of existing, new or modified nicotine products;
▪limit adult nicotine consumer choices;
▪impose restrictions on communications with adult nicotine consumers;
▪create a competitive advantage or disadvantage for certain nicotine companies;
▪impose additional manufacturing, labeling or packaging requirements;
▪impose additional restrictions at retail;
▪result in increased illicit trade in nicotine products; and
▪otherwise significantly increase the cost of doing business.
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
Although the FDA, in conjunction with other federal entities, has increased enforcement activity, insufficient actions against manufacturers, distributors and retailers of tobacco products requiring FDA review for which no PMTA has been submitted have allowed such products to proliferate on the market. In addition, the FDA’s failure to clearly define product pathways and issue marketing orders within the statutory review period has resulted in a market with few authorized smoke-free products available to adult nicotine consumers.
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
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and February 23, 2026, the weighted-average state cigarette excise tax increased from $0.36 to $2.02 per pack. Four states (Hawaii, Indiana, Maine and New Jersey) increased excise taxes in 2025. As of February 23, 2026, no states have increased excise taxes in 2026. Various other increases are under consideration or have been proposed.
Many states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. We support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of February 23, 2026, the federal government, 24 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST.
An increasing number of states and localities are proposing excise taxes on e-vapor products and oral nicotine pouches. As of February 23, 2026, 34 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 19 states and the District of Columbia have enacted legislation to tax oral nicotine pouches.
Tax increases are expected to continue to have an adverse impact on sales of our operating companies’ products through lower consumption levels and the potential shift in adult nicotine consumer purchases from premium to non-premium or discount cigarettes, to lower-taxed tobacco products or to counterfeit and contraband products. Lower sales volume and reported share performance of our operating companies’ products could have a material adverse effect on our business, results of operations, cash flows or financial position. Changes to federal or state tax laws or challenges to one or more of our positions with respect to those laws, including with respect to the availability of duty drawback, which allows manufacturers to receive refunds of certain duties, taxes and fees paid on imported tobacco products when offsetting volumes of those products or substantially similar products are subsequently exported, could increase the taxes and other fees payable with respect to our operating companies’ products or reduce the amount of taxes and other fees paid by our operating companies for which refunds are available. In addition, substantial excise tax increases on e-vapor and oral nicotine products may negatively impact adult smokers’ transition to these products, which could materially adversely affect our innovative nicotine businesses and our ability to achieve our Vision.
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of February 23, 2026, 182 countries, as well as the European Union, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
State Settlement Agreements
As discussed in Note 18, during 1997 and 1998, PM USA and other major domestic cigarette manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. Higher rates of inflation can increase our financial liability under the State Settlement Agreements as the State Settlement Agreements’ inflation calculations require us to apply the higher of 3% or the U.S. Bureau of Labor Statistics’ Consumer Price Index for All Urban Consumers (“CPI-U”) percentage rate as published in January of each year. As of December 2025, the applicable percentage rate was approximately 2.7% based on the latest CPI-U data. We will continue to monitor the impact of increased inflation on the macroeconomic environment and our businesses.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings, (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products and (v) requires manufacturers of e-vapor products to certify that they are in compliance with FDA requirements to be allowed to sell in the state. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. As of February 23, 2026, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, New York, Rhode Island and Utah) and the District of Columbia have passed such legislation. Some states, such as New York and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway. The legislation in the State of California, which became effective in December 2022, bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen. The State of Maryland banned e-vapor product flavors other than tobacco and menthol through Maryland Department of Assessments and Taxation rulemaking.
The States of Indiana, Massachusetts and Utah passed legislation capping the amount of nicotine in e-vapor products. As of February 23, 2026, legislation relating to this issue is pending in one other state.
Similar restrictions to those enacted or proposed in various U.S. states and localities on e-vapor and oral nicotine pouch products have been enacted or proposed internationally.
Certain legislation imposing restrictions on tobacco products, such as state laws requiring manufacturers of e-vapor products to certify that they are in compliance with federal law in order to sell products in the state, aligns with our Vision, and we actively engage with lawmakers in support of such legislation. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented that could have a material adverse impact on our business, results of operations, cash flows or financial position. Such action also could negatively impact adult smokers’ transition to smoke-free products, which could materially adversely affect our innovative nicotine businesses and our ability to achieve our Vision. We have challenged and will continue to challenge certain federal, state and local legislation and other governmental action, including through litigation.
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: In December 2019, after a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of February 23, 2026, 44 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on our operating companies’ sales volumes, we support and advocate for raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels.
▪Health Effects of Tobacco Products, Including E-vapor Products: Reports with respect to the health effects of smoking have been publicized for many years, including various reports by the U.S. Surgeon General. We believe that the public should be guided by the messages of the U.S. Surgeon General and public health authorities worldwide in making decisions concerning the use of tobacco products, including e-vapor products. Along with the scientific and public health communities, we continue to study and gather scientific evidence concerning the health effects of e-vapor and other innovative nicotine products. It is not possible to predict the results of ongoing scientific research or the types of future scientific research into the health risks of tobacco exposure and the impact of such research on legislation and regulation. Scientific determinations as to any health risks or negative health consequences associated with the use of e-vapor and other innovative nicotine products could materially adversely affect our innovative nicotine products businesses and our ability to achieve our Vision.
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
Private Sector Activity on Tobacco Products
A number of retailers, including national chains, have discontinued the sale of all tobacco products, and others have discontinued the sale of e-vapor products. Reasons for the discontinuation include change in corporate policy and, with respect to e-vapor products, reported illnesses and the uncertain regulatory environment. Furthermore, third-party digital platforms, such as app stores, have restricted, and in some cases prohibit, communications with adult nicotine consumers concerning tobacco products. It is possible that if this private sector activity becomes more widespread it could have an adverse effect on our business, results of operations, cash flows or financial position.
Illicit Trade in Tobacco Products
Illicit trade in tobacco products has had, and could continue to have, an adverse impact on our businesses, including the sales volumes and market shares of our operating companies’ innovative and smoke-free products and traditional tobacco products. Illicit trade can take many forms, including the sale of counterfeit tobacco products; the sale of tobacco products requiring FDA review for which no PMTA has been submitted; the sale of tobacco products in the United States that are intended for sale outside the country; the sale of untaxed tobacco products over the Internet and by other means designed to avoid the collection of applicable taxes; and diversion into one taxing jurisdiction of tobacco products intended for sale in another. Counterfeit tobacco products, for example, are manufactured by unknown third parties in unregulated environments. Counterfeit versions of our products can negatively affect adult nicotine consumer experiences with and opinions of those brands. Illicit disposable e-vapor and oral nicotine pouch products may be designed to appeal to youth and are manufactured without scientific standards, exposing consumers to undocumented risks. Illicit trade in tobacco products also harms law-abiding wholesalers and retailers by depriving them of lawful sales and undermines the significant investment we have made in legitimate distribution channels. Moreover, illicit trade in tobacco products results in federal, state and local governments losing tax revenues. Losses in tax revenues can cause such governments to take various actions, including increasing excise taxes, imposing legislative or regulatory requirements, or asserting claims against manufacturers of tobacco products or members of the trade channels through which such tobacco products are distributed and sold, each of which could have an adverse effect on our business, results of operations, cash flows or financial position.
Prohibitionist policies, such as California’s ban on the sale of flavored tobacco products, which went into effect in 2022, can have unintended negative consequences, including the proliferation of counterfeit and unregulated products. We actively engage with regulators, state and federal lawmakers, our trade partners and other stakeholders to bring awareness to these issues. When appropriate, we also take legal action to protect our FDA-authorized e-vapor product business, such as the lawsuit we filed in federal court in California against manufacturers, distributors and retailers of illicit e-vapor products, which we settled in October 2025. Pursuant to the terms of the settlement, a foreign manufacturer and certain domestic distributors of illicit disposable e-vapor devices are prohibited from selling or shipping flavored e-vapor products to consumers, retailers, wholesalers or distributors located in the State of California and from selling or shipping such products to anyone if they have actual knowledge that the products will ultimately be resold or reshipped to consumers in the State of California.
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
Price, Availability and Quality of Tobacco, Other Raw Materials, Ingredients and Component Parts
Shifts in crops (such as those driven by economic conditions, adverse weather patterns and natural disasters), government restrictions and mandated prices, production control programs, economic trade sanctions, import duties and tariffs, international trade disruptions, labor disruptions, inflation, geopolitical instability, climate and environmental changes and disruptions due to man-made or natural disasters may increase the cost or reduce the supply or quality of tobacco and other raw materials, ingredients and component parts used to manufacture our operating companies’ products. Any significant change in the nature or consequences of these factors could negatively impact our ability to continue manufacturing and marketing existing products, increase our costs or negatively impact adult nicotine consumer product acceptability and have a material adverse effect on our business and profitability.
As with other agricultural commodities, tobacco price, quality and availability can be influenced by variations in weather patterns and natural disasters, including those caused by climate change, and macroeconomic conditions and imbalances in supply and demand, among other factors. For varieties of tobacco only available in limited geographies, government-mandated prices and production control programs, political instability or government prohibitions on the import or export of tobacco in certain countries pose additional risks to price, availability and quality. As consumer demand increases for innovative smoke-free products and decreases for combustible and MST products, the volume of tobacco leaf required for production of these products has decreased, resulting in reduced tobacco leaf demand. Reduced demand for tobacco leaf may result in the reduced supply and availability of domestic tobacco and increased costs, as growers divert resources to other crops or cease farming. Macroeconomic factors, such as tariffs, may exacerbate reductions in demand for tobacco leaf by increasing the cost of purchasing tobacco leaf from a supplier in another country. The unavailability or unacceptability of any one or more particular varieties of tobacco leaf or the unavailability of nicotine extract necessary to manufacture our operating companies’ products could negatively impact our ability to continue marketing existing products or impact adult nicotine consumer product acceptability, which could have a material adverse effect on our business and profitability. In addition, the nicotine used in our operating companies’ innovative smoke-free products is extracted from tobacco produced in one country. If we are unable to identify alternate sources of nicotine for our operating companies’ innovative products, we could be exposed to supply risk.
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
In addition, government taxes and restrictions and prohibitions on the sale and use of certain materials used in our operating companies’ products may limit access to, and increase the costs of, raw materials and component parts and, potentially, impede our ability to sell certain of our products. For example, certain states have passed extended producer responsibility legislation concerning packaging. Because certain of our products’ packaging consists of single-use plastics, single-use plastic bans and extended producer responsibility mandates could result in bans on some of our operating companies’ product packaging or their products and adversely impact our costs and revenues. Additional taxes and limitations on the use of certain single-use plastics have been proposed by the U.S. Congress and various state and local governments. These existing and potential future laws and regulations could increase the costs of, and impair our ability to, source certain materials used in the packaging for our products.
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
Operating Results
The following table provides reconciliations of reported OCI to adjusted OCI for our reportable segments, all other category and total OCI and provides the related OCI margins:

	For the Year Ended December 31, 2025
(in millions)	Smokeable Products	Oral Tobacco Products	E-Vapor Products	All Other	Total
Net revenues	$20,485	$2,802	$(13)	$5	$23,279
Excise taxes	(3,042)	(98)	—	—	(3,140)
Revenues net of excise taxes	$17,443	$2,704	$(13)	$5	$20,139

Reported OCI	$10,984	$1,828	$(2,297)	$(229)	$10,286
NPM Adjustment Items	(24)	—	—	—	(24)
Acquisition and disposition-related items	—	—	67	—	67
Asset impairment, exit and implementation costs	49	7	2,128	—	2,184
Tobacco and health and certain other litigation items	55	—	—	—	55
Adjusted OCI	$11,064	$1,835	$(102)	$(229)	$12,568

Reported OCI margin (1)	63.0%	67.6%	(100+)%	(100+)%	51.1%
Adjusted OCI margin (1)	63.4%	67.9%	(100+)%	(100+)%	62.4%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.

Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins and provides a reconciliation of reported OCI to adjusted OCI for our smokeable products segment:

	Operating Results
	For the Years Ended December 31,
(in millions)	2025	2024
Net revenues	$20,485	$21,204
Excise taxes	(3,042)	(3,469)
Revenues net of excise taxes	$17,443	$17,735

Reported OCI	$10,984	$10,821
NPM Adjustment Items	(24)	(29)
Asset impairment, exit and implementation costs	49	60
Tobacco and health and certain other litigation items	55	70
Adjusted OCI	$11,064	$10,922

Reported OCI margins (1)	63.0%	61.0%
Adjusted OCI margins (1)	63.4%	61.6%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
2025 Compared with 2024
Net revenues, which include excise taxes billed to customers, decreased $719 million (3.4%), due primarily to lower shipment volume ($2,426 million), partially offset by higher pricing ($1,680 million), which includes higher promotional investments.
Reported OCI increased $163 million (1.5%), due primarily to higher pricing, which includes higher promotional investments, lower per unit settlement charges and lower tobacco and health and certain other litigation items ($15 million), partially offset by lower shipment volume ($1,651 million).
Adjusted OCI increased $142 million (1.3%), due primarily to higher pricing, which includes higher promotional investments, and lower per unit settlement charges, partially offset by lower shipment volume.
Marketing, administration and research costs for the smokeable products segment include PM USA’s cost of administering and litigating product liability claims. Litigation defense costs are influenced by a number of factors, including the number and types of cases filed, the number of cases tried annually, the results of trials and appeals, the development of the law controlling relevant legal issues, and litigation strategy and tactics. For further discussion on these matters, see Note 18 and Item 3. For the years ended December 31, 2025 and 2024, product liability defense costs for PM USA were $113 million and $125 million, respectively. The factors that have influenced past product liability costs are expected to continue to influence future costs. We do not expect future product liability defense costs for our smokeable products segment to be significantly different from product liability defense costs incurred in 2025.

Shipment Volume and Retail Share Results
The following table summarizes our smokeable products segment’s shipment volume performance:

	Shipment Volume
	For the Years Ended December 31,
(sticks in millions)	2025	2024
Cigarettes:
Marlboro	54,933	62,584
Other premium	2,845	3,186
Discount	3,974	2,812
Total cigarettes	61,752	68,582
Cigars:
Black & Mild	1,783	1,750
Other	3	4
Total cigars	1,786	1,754
Total smokeable products	63,538	70,336
Note: Cigarettes shipment volume includes Marlboro; Other premium brands, such as Virginia Slims and Parliament; and Discount brands, which include L&M and Basic. Cigarettes volume includes units sold as well as promotional units but excludes units not considered domestic, which are not material to our smokeable products segment.
The following table summarizes our cigarettes retail share performance:

	Retail Share
	For the Years Ended December 31,
	2025	2024
Cigarettes:
Marlboro	40.5%	41.7%
Other premium	2.2	2.3
Discount	2.5	1.9
Total cigarettes	45.2%	45.9%
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
2025 Compared with 2024
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 10.0%, driven primarily by the industry’s decline rate (impacted by the continued growth of flavored disposable e-vapor products, the majority of which we believe have evaded the regulatory process, and discretionary income pressures on adult nicotine consumers), retail share losses and calendar differences. When adjusted for calendar differences, our smokeable products segment’s domestic cigarettes shipment volume decreased by an estimated 9.5%. When adjusted for calendar differences, trade inventory movements and other factors, total estimated domestic cigarette industry volume decreased by an estimated 8%.
Shipments of premium cigarettes accounted for 93.6% and 95.9% of our smokeable products segment’s reported domestic cigarettes shipment volume for 2025 and 2024, respectively.
Our cigar reported shipment volume increased 1.8%.
Marlboro’s retail share of the premium segment was 59.4%, an increase of 0.1 share point.
Total cigarettes industry discount category retail share was 31.8%, an increase of 2.2 share points, primarily due to continued discretionary income pressures on adult nicotine consumers.

For a discussion regarding discount category dynamics in 2025, the growth of flavored disposable e-vapor products and the economic conditions that impact adult nicotine consumer purchasing behavior, see Trends and Developments and Operating Results by Business Segment - Business Environment - Summary above.
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
In addition:
▪Effective January 18, 2026, PM USA increased the list price of Marlboro (excluding Mainline Menthol and 72s Menthol) and L&M by $0.20 per pack. PM USA also increased the list price of all its other premium cigarette brands by $0.25 per pack.
▪Effective February 8, 2026, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.12 per five-pack.
Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins and provides a reconciliation of reported OCI to adjusted OCI for our oral tobacco products segment:

	Operating Results
	For the Years Ended December 31,
(in millions)	2025	2024
Net revenues	$2,802	$2,776
Excise taxes	(98)	(105)
Revenues net of excise taxes	$2,704	$2,671

Reported OCI	$1,828	$1,449
Asset impairment, exit and implementation costs	7	362
Adjusted OCI	$1,835	$1,811

Reported OCI margins (1)	67.6%	54.2%
Adjusted OCI margins (1)	67.9%	67.8%
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.

2025 Compared with 2024
Net revenues, which include excise taxes billed to customers, increased $26 million (0.9%), as higher pricing ($263 million), which includes higher promotional investments, was mostly offset by lower shipment volume and a higher percentage of on! shipment volume relative to MST (“volume/mix”) ($237 million).
Reported OCI increased $379 million (26.2%), due primarily to a non-cash impairment of the Skoal trademark ($354 million) in 2024, higher pricing, which includes higher promotional investments, partially offset by lower volume/mix ($222 million) and higher costs ($17 million).
Adjusted OCI increased $24 million (1.3%), as higher pricing, which includes higher promotional investments, was mostly offset by lower volume/mix and higher costs.
Shipment Volume and Retail Share Results
The following table summarizes our oral tobacco products segment’s shipment volume performance:

	Shipment Volume
	For the Years Ended December 31,
(cans and packs in millions)	2025	2024
Copenhagen	362.8	401.5
Skoal	127.9	147.0
on!	177.8	160.3
Other	63.9	65.9
Total oral tobacco products	732.4	774.7
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
The following table summarizes our oral tobacco products segment’s retail restated share performance:

	Retail Share
	For the Years Ended December 31,
	2025	2024
Copenhagen	15.4%	19.0%
Skoal	5.9	7.5
on!	8.2	8.1
Other	2.4	2.7
Total oral tobacco products	31.9%	37.3%
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

2025 Compared with 2024
Our oral tobacco products segment’s reported domestic shipment volume decreased 5.5%, driven primarily by retail share losses, calendar differences and other factors, partially offset by the industry’s growth rate and trade inventory movements. When adjusted for calendar differences and trade inventory movements, our oral tobacco products segment’s domestic shipment volume decreased by an estimated 4.5%.
Total oral tobacco products category industry volume increased by an estimated 14% over the six months ended December 31, 2025, driven primarily by growth in oral nicotine pouches, partially offset by declines in MST volumes.
Our oral tobacco products segment’s retail share was 31.9%, a decrease of 5.4 share points primarily due to share declines for MST products.
The U.S. nicotine pouch category grew to 53.3% of the U.S. oral tobacco category, an increase of 10.0 share points. In addition, on!’s share of the nicotine pouch category was 15.4%, a decrease of 3.4 share points.
For a discussion regarding the growth of oral nicotine pouch products and the related impact on the MST category and economic conditions that impact adult nicotine consumer purchasing behavior, see Trends and Developments and Operating Results by Business Segment - Business Environment - Summary above.
Pricing Actions
USSTC and Helix executed the following pricing actions during 2025 and 2024:
▪Effective November 18, 2025, USSTC increased the list price on its Copenhagen, Skoal and Red Seal brands by $0.10 per can. USSTC also increased the list price on its Husky brands by $0.08 per can.
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
In addition:
▪Effective February 17, 2026, USSTC increased the list price on its Copenhagen, Skoal and Red Seal brands by $0.12 per can.
Liquidity and Capital Resources
We are a holding company that is primarily dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At December 31, 2025, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, we receive cash dividends on our interest in ABI and will continue to do so as long as we hold shares in ABI and ABI pays dividends.
At December 31, 2025, we had $4.5 billion of cash and cash equivalents. In addition to having access to the operating cash flows of our subsidiaries, our capital resources include access to credit markets in the form of commercial paper, availability under our $3.0 billion senior unsecured 5-year revolving credit agreement (“Credit Agreement”), which we use for general corporate purposes, and access to credit markets through the issuance of long-term senior unsecured notes. For additional information, see Capital Markets and Other Matters below.
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

Capital Markets and Other Matters
Credit Ratings - Our cost and terms of financing and our access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under our Credit Agreement is discussed in Note 8. Short-Term Borrowings and Borrowing Arrangements (“Note 8”).
At December 31, 2025, the credit ratings and outlook for our indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Stable (1)
Standard & Poor’s Financial Services LLC (“S&P”)	A-2	BBB+ (2)	Stable (2)
Fitch Ratings Inc. (“Fitch”)	F2 (3)	BBB (3)	Stable
(1) On April 28 2025, Moody’s changed its outlook to Stable from Negative.
(2) On May 14, 2025, S&P changed its long-term debt credit rating to BBB+ from BBB and outlook to Stable from Positive.
(3) On February 13, 2026, Fitch changed its short-term debt credit rating to F1 from F2 and long-term debt credit rating to BBB+ from BBB.
Credit Lines - From time to time, we have short-term borrowing needs to meet our working capital requirements arising from the timing of payments under the State Settlement Agreements, quarterly income tax payments and quarterly dividend payments, and generally use our commercial paper program to meet those needs.
At December 31, 2025, we had availability under our Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion, and we were in compliance with the covenants in our Credit Agreement. We monitor the credit quality of our bank group and do not know of any potential non-performing credit provider in that group. For further discussion on short-term borrowings and borrowing arrangements, see Note 8.
Long-Term Debt - At December 31, 2025 and 2024, our total long-term debt was $25.7 billion and $24.9 billion, respectively.
During 2025, our long-term debt activity included the following:
▪Debt Issuance - In the first and third quarters of 2025, we issued U.S. dollar denominated senior unsecured notes each in the aggregate principal amount of $1.0 billion ($2.0 billion total).
▪Debt Repayment - In the second quarter of 2025, we repaid in full at maturity (i) senior unsecured notes in the aggregate principal amount of $750 million and (ii) senior unsecured Euro notes in the aggregate principal amount of €750 million ($857 million).
In February 2026, we repaid in full at maturity senior unsecured notes in the aggregate principal amount of approximately $1.1 billion.
All of our long-term debt outstanding at December 31, 2025 and 2024 was fixed-rate debt. At December 31, 2025 and 2024, the weighted-average coupon interest rate on our total long-term debt was approximately 4.5% and 4.3%, respectively.
For further details on long-term debt, see Note 9. Long-Term Debt (“Note 9”).

At December 31, 2025, our debt-to-Consolidated net earnings and debt-to-Consolidated EBITDA ratios were calculated as follows:

For the Twelve Months Ended December 31, 2025
(in millions)
Consolidated net earnings	$6,947
Interest and other debt expense, net	1,079
Provision for income taxes	2,442
Depreciation and amortization	266
EBITDA	10,734
(Income) losses from investments in equity securities and noncontrolling interests, net	(510)
Dividends from less than 50% owned affiliates	208
Asset impairment and exit costs	978
Impairment of goodwill	1,158
Fair value adjustment for NJOY Transaction contingent payments	25
Consolidated EBITDA	$12,593

Current portion of long-term debt	$1,569
Long-term debt	24,140
Debt	$25,709

Debt / Consolidated net earnings	3.7
Debt / Consolidated EBITDA	2.0
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
Guarantees and Other Similar Matters - As discussed in Note 18, we had unused letters of credit obtained in the ordinary course of business and guarantees (including third-party guarantees) outstanding at December 31, 2025. From time to time, we also issue lines of credit to affiliated entities. As part of the supplier financing program further discussed in Note 2, Altria guarantees the financial obligations of ALCS under the financing program agreement. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 9, PM USA guarantees our obligations under our outstanding debt securities, any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program. These items have not had, and are not expected to have, a significant impact on our liquidity.
Long-Term Debt and Interest on Borrowings - In addition to maturities of long-term debt, we make interest payments based on stated coupon interest rates. For information on annual debt maturities and interest payments, see Note 9.
Purchase Obligations - We have entered into purchase obligations for inventory and production costs (such as raw materials, indirect materials and services, contract manufacturing, packaging, storage and distribution) and other commitments for projected needs to be used in the normal course of business. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). At December 31, 2025, purchase obligations for inventory and production costs for the next 12 months were $0.8 billion and $2.2 billion thereafter.
At December 31, 2025, we had $1.0 billion of other purchase obligation commitments for marketing, capital expenditures, information technology and professional services, which occur through the ordinary course of business. The majority of these commitments are expected to be satisfied within 12 months. Accounts payable and accrued liabilities are reflected on our consolidated balance sheet at December 31, 2025 and are excluded from the amounts above.
Payments Under State Settlement Agreements and FDA Regulation - PM USA has entered into State Settlement Agreements with the states, the District of Columbia and certain U.S. territories that call for certain payments. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. For further discussion of the State Settlement Agreements, see Health Care Cost Recovery Litigation in Note 18.

Based on current agreements and estimates of inflation, operating income, market share and annual industry volume decline rates, the estimated amounts that we may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees are $3.0 billion on average for the next three years. The estimated amount excludes the potential impact of any NPM Adjustment Items.
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year are generally paid in April of the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. We paid approximately $3.5 billion and $3.9 billion for the years ended December 31, 2025 and 2024, respectively, in connection with the State Settlement Agreements and FDA user fees, which are primarily paid in the second quarter of each period. The payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including inflation, operating income, market share and volume. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results. For further discussion on the potential impact of inflation on future payments, see Operating Results by Business Segment - Business Environment - State Settlement Agreements above.
Litigation-Related Payments - Litigation is subject to uncertainty, and an adverse outcome or settlement of litigation could have a material adverse effect on our results of operations, cash flows or financial position in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 18, Item 3 and Item 1A.
Other Long-Term Liabilities - We had $0.9 billion of accrued postretirement health care costs on our consolidated balance sheet at December 31, 2025 and estimate approximately $82 million of annual payments. In addition, we had pension obligations, substantially all of which are funded from pension plan assets. For further information on our postretirement health care and pension obligations, see Note 16.
We are unable to estimate the timing of payments of other long-term liabilities included on our consolidated balance sheets at December 31, 2025.
Equity and Dividends
Dividends paid in 2025 and 2024 were approximately $6,960 million and $6,845 million, respectively, an increase of 1.7%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares we repurchased under our share repurchase programs.
In the third quarter of 2025, our Board approved a 3.9% increase in the quarterly dividend rate to $1.06 per share of our common stock versus the previous rate of $1.02 per share. Our current annualized dividend rate is $4.24 per share. We have a progressive dividend goal targeting mid-single digits dividend per share growth annually through 2028. Future dividend payments remain subject to the discretion of our Board.
In October 2025, the Board authorized a $1.0 billion expansion of our existing share repurchase program from $1.0 billion to $2.0 billion, which now expires on December 31, 2026. For further discussion of our share repurchase programs, see Note 10. Capital Stock and Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Form 10-K.
Financial Review
Cash Provided by/Used in Operating Activities
During 2025, net cash provided by operating activities was $9.3 billion compared with $8.8 billion during 2024. This increase was due primarily to lower payments for State Settlement Agreements, litigation and excise taxes, and a portion of the NJOY contingent payments in 2024 ($140 million), partially offset by lower net revenues and higher payments for certain transferable income tax credits.
We had a working capital deficit at December 31, 2025 and 2024, and believe we have the ability to fund working capital deficits with cash provided by operating activities, borrowings under our Credit Agreement and access to the credit and capital markets.
Cash Provided by/Used in Investing Activities
During 2025, net cash used in investing activities was $0.3 billion compared with net cash provided by investing activities of $2.2 billion during 2024. This change was due primarily to proceeds from the ABI Transaction in 2024.
Capital expenditures for 2025 increased 52.1% to $216 million, primarily due to investments in our manufacturing capabilities and innovative products. We expect capital expenditures for 2026 to be in the range of $300 million to $375 million, which are expected to be funded from operating cash flows.
Cash Provided by/Used in Financing Activities
During 2025, net cash used in financing activities was $7.6 billion compared with $11.5 billion during 2024. This decrease was due to lower share repurchases, issuances of long-term debt in 2025 and a portion of the NJOY contingent payments in 2024 ($110 million), partially offset by higher repayments of long-term debt and higher dividends paid on our common stock.

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
Summarized Balance Sheets
(in millions of dollars)

	December 31, 2025
	Parent	Guarantor
Assets
Due from Non-Guarantor Subsidiaries	$—	$347
Other current assets	4,394	871
Total current assets	$4,394	$1,218

Due from Non-Guarantor Subsidiaries	$6,561	$—
Other assets	8,394	1,195
Total non-current assets	$14,955	$1,195

Liabilities
Due to Non-Guarantor Subsidiaries	$3,950	$1,140
Other current liabilities	4,329	3,628
Total current liabilities	$8,279	$4,768

Total non-current liabilities	$25,785	$607

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Year Ended December 31, 2025
	Parent (1)	Guarantor (2)
Net revenues	$—	$19,191
Gross profit	—	11,568
Net earnings (losses)	(569)	7,783
(1) For the year ended December 31, 2025, net earnings (losses) include $368 million of intercompany interest income from non-guarantor subsidiaries and $423 million of interest expense from non-guarantor subsidiaries.
(2) For the year ended December 31, 2025, net earnings (losses) include $258 million of intercompany interest income from non-guarantor subsidiaries.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The fair value of our long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting primarily from changes in market interest rates. The following table provides the fair value of our long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates at December 31:

(in billions)	2025	2024
Fair value	$24.3	$22.7
Decrease in fair value from a 1% increase in market interest rates	1.8	1.7
Increase in fair value from a 1% decrease in market interest rates	2.1	2.0

Item 8. Financial Statements and Supplementary Data.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions of dollars)
________________________

at December 31,	2025	2024
Assets
Cash and cash equivalents	$4,474	$3,127
Receivables	263	177
Inventories:
Leaf tobacco	531	591
Other raw materials	245	190
Work in process	13	21
Finished product	281	278
	1,070	1,080
Other current assets	125	129
Total current assets	5,932	4,513

Property, plant and equipment, at cost:
Land and land improvements	125	124
Buildings and building equipment	1,574	1,552
Machinery and equipment	2,653	2,662
Construction in progress	320	199
	4,672	4,537
Less accumulated depreciation	2,962	2,920
	1,710	1,617

Goodwill	5,787	6,945
Other intangible assets, net	11,876	12,973
Investments in equity securities	8,617	8,195
Other assets	1,095	934
Total Assets	$35,017	$35,177

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
____________________________________________

at December 31,	2025	2024
Liabilities
Current portion of long-term debt	$1,569	$1,527
Accounts payable	750	700
Accrued liabilities:
Marketing	928	688
Settlement charges	2,178	2,354
Other	1,947	1,780
Dividends payable	1,782	1,732
Total current liabilities	9,154	8,781

Long-term debt	24,140	23,399
Deferred income taxes	3,370	3,749
Accrued pension costs	122	136
Accrued postretirement health care costs	939	935
Other liabilities	744	365
Total liabilities	38,469	37,365
Contingencies (Note 18)
Stockholders’ Equity (Deficit)
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,921	5,905
Earnings reinvested in the business	35,452	35,516
Accumulated other comprehensive losses	(2,627)	(2,400)
Cost of repurchased stock (1,131,643,020 shares at December 31, 2025 and 1,115,309,450 shares at December 31, 2024)	(43,183)	(42,194)
Total stockholders’ equity (deficit) attributable to Altria	(3,502)	(2,238)
Noncontrolling interest	50	50
Total stockholders’ equity (deficit)	(3,452)	(2,188)
Total Liabilities and Stockholders’ Equity (Deficit)	$35,017	$35,177

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Earnings
(in millions of dollars, except per share data)
____________________________________

for the years ended December 31,	2025	2024	2023
Net revenues	$23,279	$24,018	$24,483
Cost of sales	5,597	6,077	6,218
Excise taxes on products	3,140	3,574	3,981
Gross profit	14,542	14,367	14,284
Marketing, administration and research costs	2,507	2,737	2,737
Asset impairment and exit costs	978	389	—
Impairment of goodwill	1,158	—	—
Operating income	9,899	11,241	11,547
Interest and other debt expense, net	1,079	1,037	989
Net periodic benefit income, excluding service cost	(59)	(102)	(127)
(Income) losses from investments in equity securities	(510)	(652)	(243)
Gain on the sale of IQOS System commercialization rights	—	(2,700)	—
Earnings before income taxes	9,389	13,658	10,928
Provision for income taxes	2,442	2,394	2,798
Net earnings	$6,947	$11,264	$8,130
Per share data:
Basic and diluted earnings per share	$4.12	$6.54	$4.57

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
_______________________

for the years ended December 31,	2025	2024	2023
Net earnings	$6,947	$11,264	$8,130
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	(23)	101	(57)
ABI	(199)	177	174
Currency translation adjustments and other	(5)	(5)	(19)
Other comprehensive earnings (losses), net of deferred income taxes	(227)	273	98
Comprehensive earnings	$6,720	$11,537	$8,228

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions of dollars)
__________________

for the years ended December 31,	2025	2024	2023
Cash Provided by (Used in) Operating Activities
Net earnings	$6,947	$11,264	$8,130
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	266	286	272
Deferred income tax provision (benefit)	(316)	951	(230)
Unrecognized tax benefit (1)	303	(1,128)	1,111
Fair value adjustment for NJOY Transaction contingent payments, net of cash paid	25	—	—
(Income) losses from investments in equity securities	(510)	(652)	(243)
Gain on the sale of IQOS System commercialization rights	—	(2,700)	—
Dividends from ABI	208	139	163
Impairment of goodwill	1,158	—	—
Asset impairment and exit costs, net of cash paid	960	389	—
Cash effects of changes: (2)
Receivables	(86)	(106)	6
Inventories	(27)	102	(15)
Accounts payable	34	116	38
Income taxes	690	798	6
Accrued liabilities and other current assets	(359)	(550)	280
Accrued settlement charges	(176)	(209)	(362)
Pension plan contributions	(16)	(18)	(20)
Pension and postretirement, net	(78)	(107)	(136)
Other, net	267	178	287
Net cash provided by (used in) operating activities	9,290	8,753	9,287

Cash Provided by (Used in) Investing Activities
Capital expenditures	(216)	(142)	(196)
Proceeds from the ABI Transaction (3)	—	2,353	—
Proceeds from the sale of IQOS System commercialization rights	—	—	1,700
Acquisition of NJOY, net of cash acquired	—	—	(2,751)
Other, net	(125)	(36)	(36)
Net cash provided by (used in) investing activities	(341)	2,175	(1,283)
(1) Substantially all of the 2025 amount relates to unrecognized tax benefits from the change in the application of foreign attribution rules relevant to our investment in ABI. Substantially all of the 2024 and 2023 amounts relate to an unrecognized tax benefit from the ordinary loss for cash tax purposes with respect to a portion of our tax basis associated with our former investment in JUUL, partially offset by our estimated corporate alternative minimum tax credit carryforward. See Note 14. Income Taxes.
(2) 2023 amounts are net of the effects from the NJOY Transaction. See Note 3. Acquisition of NJOY.
(3) See Note 6. Investments in Equity Securities.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
__________________

for the years ended December 31,	2025	2024	2023
Cash Provided by (Used in) Financing Activities
Proceeds from short-term borrowings	$—	$—	$2,000
Repayment of short-term borrowings	—	—	(2,000)
Long-term debt issued	1,992	—	998
Long-term debt repaid	(1,607)	(1,121)	(1,566)
Repurchases of common stock	(1,000)	(3,400)	(1,000)
Dividends paid on common stock	(6,960)	(6,845)	(6,779)
Other, net	(40)	(125)	(27)
Net cash provided by (used in) financing activities	(7,615)	(11,491)	(8,374)
Cash, cash equivalents and restricted cash:
Increase (decrease)	1,334	(563)	(370)
Balance at beginning of year	3,158	3,721	4,091
Balance at end of year	$4,492	$3,158	$3,721
Supplemental cash flow information:
Cash paid:
Interest	$1,114	$1,113	$1,116
Income taxes, net of refunds (1)	$1,695	$1,709	$1,874

The following table provides a reconciliation of cash, cash equivalents and restricted cash (2) to the amounts reported on our consolidated balance sheets:

at December 31,	2025	2024	2023
Cash and cash equivalents	$4,474	$3,127	$3,686
Restricted cash included in other current assets	7	8	5
Restricted cash included in other assets	11	23	30
Cash, cash equivalents and restricted cash	$4,492	$3,158	$3,721
(1) As discussed in Note 1. Background and Basis of Presentation, we adopted ASU No. 2023-09. As a result, 2024 and 2023 amounts are now presented net of refunds. Additionally, for the years ended December 31, 2025, 2024 and 2023, income taxes paid, net of refunds were reduced by the impact of transferable income tax credits. At December 31, 2025, 2024 and 2023, transferable income tax credits totaled $419 million, $445 million and $335 million, respectively, and are included in other accrued liabilities on our consolidated balance sheets.
(2) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 18. Contingencies.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(in millions of dollars, except per share data)
____________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interest (1)	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2022	$935	$5,887	$29,792	$(2,771)	$(37,816)	$50	$(3,923)
Net earnings	—	—	8,130	—	—	—	8,130
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	98	—	—	98
Stock award activity	—	19	—	—	22	—	41
Cash dividends declared ($3.84 per share)	—	—	(6,828)	—	—	—	(6,828)
Repurchases of common stock	—	—	—	—	(1,000)	—	(1,000)
Other	—	—	—	—	(8)	—	(8)
Balances, December 31, 2023	935	5,906	31,094	(2,673)	(38,802)	50	(3,490)
Net earnings	—	—	11,264	—	—	—	11,264
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	273	—	—	273
Stock award activity	—	17	—	—	24	—	41
Cash dividends declared ($4.00 per share)	—	—	(6,842)	—	—	—	(6,842)
Repurchases of common stock	—	(18)	—	—	(3,382)	—	(3,400)
Other	—	—	—	—	(34)	—	(34)
Balances, December 31, 2024	935	5,905	35,516	(2,400)	(42,194)	50	(2,188)
Net earnings	—	—	6,947	—	—	—	6,947
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(227)	—	—	(227)
Stock award activity	—	16	—	—	20	—	36
Cash dividends declared ($4.16 per share)	—	—	(7,011)	—	—	—	(7,011)
Repurchases of common stock	—	—	—	—	(1,000)	—	(1,000)
Other	—	—	—	—	(9)	—	(9)
Balances, December 31, 2025	$935	$5,921	$35,452	$(2,627)	$(43,183)	$50	$(3,452)
(1) Represents the non-cash contribution made by JTIUH to Horizon. See Note 1. Background and Basis of Presentation.

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
▪Background: At December 31, 2025, our wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which, through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco (“MST”) products; Helix Innovations LLC (“Helix”) and its foreign affiliates (“Helix International”), which are engaged in the manufacture and sale of oral nicotine pouches; and NJOY, LLC (“NJOY”), which is engaged in the manufacture and sale of e-vapor products. We operate primarily within the United States and generate substantially all of our revenue from domestic customers. Other wholly owned subsidiaries included Altria Group Distribution Company (“AGDC”), which provides domestic sales and distribution services to our operating companies, and Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, research and product development, consumer engagement, finance, human resources and external affairs. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At December 31, 2025, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At December 31, 2025, we owned a 75% economic interest in Horizon Innovations LLC (“Horizon”), a joint venture with JTI (US) Holding, Inc. (“JTIUH”), a subsidiary of Japan Tobacco Inc., which owned the remaining 25% economic interest. Horizon is responsible for the U.S. marketing and commercialization of heated tobacco stick products owned by either party. At December 31, 2025, Horizon had no products in the U.S. marketplace.
At December 31, 2025, we had investments in Anheuser-Busch InBev SA/NV (“ABI”) and Cronos Group Inc. (“Cronos”). For further discussion of our investments, see Note 6. Investments in Equity Securities.
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
In connection with the preparation of our annual financial statements for the year ended December 31, 2025, we adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”). This guidance requires additional income tax disclosures, primarily related to the rate reconciliation and income taxes paid information, on an annual basis. We included expanded footnote disclosures, presented retrospectively, as a result of the adoption of ASU No. 2023-09 in Note 14. Income Taxes.

Note 2. Summary of Significant Accounting Policies
▪Cash and Cash Equivalents: Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We record cash equivalents at cost plus accrued interest, which approximates fair value.
▪Depreciation, Amortization and Impairment Testing: Property, plant and equipment are stated at historical costs and depreciated by the straight-line method over the estimated useful lives of the assets. We depreciate machinery and equipment over periods up to 20 years, and buildings and building improvements over periods up to 50 years. We amortize definite-lived intangible assets over their estimated useful lives.
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
▪Derivative Financial Instruments: We record derivative financial instruments at fair value on the consolidated balance sheets as either assets or liabilities. For derivative financial instruments designated as net investment hedges, we record changes in the fair value of the derivative or foreign currency transaction gains or losses on a nonderivative hedging instrument in accumulated other comprehensive earnings (losses) to offset the change in the value of the net investment being hedged. Such amounts remain in accumulated other comprehensive earnings (losses) until the complete or substantially complete liquidation of the underlying foreign operations occurs for investments in foreign entities accounted for under the equity method of accounting. We classify cash flows from hedging instruments in the same manner as the respective hedged item in the consolidated statements of cash flows.
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
We recognize the funded status of our defined benefit plans on the consolidated balance sheets. We record unrecognized gains and losses and prior service costs and credits in other comprehensive income (loss), net of deferred tax, and subsequently amortize these items into net periodic benefit cost (income) over future periods.
▪Fair Value Measurements: We measure certain assets and liabilities at fair value. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use an established fair value hierarchy that uses three levels of inputs to measure fair value as follows:
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
We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when we have determined that it is more likely than not that some portion or all of a deferred tax asset will not be realized. In assessing realizability, we consider the weight of all available positive and negative evidence, including the character of the assets and the possible sources of taxable income of the appropriate character within the applicable carryback and carryforward periods available under the tax law.

We recognize the financial statement benefit for uncertain income tax positions in our consolidated financial statements when we have determined that it is more likely than not, based on the technical merits, that the position will be sustained upon examination by taxing authorities. The recognized amount is the largest benefit that is more than 50% likely to be realized upon ultimate settlement. We do not recognize positions that do not meet this threshold in the financial statements. We included interest and penalties related to uncertain tax positions in the provision for income taxes in our consolidated statements of earnings. We disclose worldwide changes in unrecognized tax benefits, for the current year and prior years, within the same line in our income tax rate reconciliation.
▪Inventories: We use the last-in, first-out (“LIFO”) method to determine the cost of the majority of our inventories, with the remainder valued using the first-in, first-out (“FIFO”) and average cost methods. We state inventories under LIFO at the lower of cost or market, while we state inventories under FIFO and average cost at the lower of cost and net realizable value. It is a generally recognized industry practice to classify leaf tobacco inventories as a current asset although part of such inventories, because of the duration of the curing and aging process, ordinarily would not be used within one year. We determined the cost of approximately 76% and 77% of our inventories at December 31, 2025 and 2024, respectively, using the LIFO method. The recorded LIFO amounts of our inventories were approximately $0.7 billion lower than the current cost of our inventories at December 31, 2025 and 2024.
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
▪Litigation Contingencies and Costs: We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. We expense litigation defense costs as incurred and include these costs in marketing, administration and research costs in our consolidated statements of earnings. See Note 18. Contingencies.
▪Marketing Costs: We promote our products with consumer incentives, trade promotions and consumer engagement programs. These consumer incentive and trade promotion activities, which include discounts, coupons, rebates, in-store display incentives and volume-based incentives, do not create a distinct deliverable and are, therefore, recorded as a reduction of revenues. We expense payments to third parties for consumer engagement programs, which include event marketing, as incurred, and include such expenses in marketing, administration and research costs in our consolidated statements of earnings. For interim reporting purposes, we charge consumer engagement programs and certain consumer incentive expenses as part of results of operations as a percentage of sales, based on estimated sales and related expenses for the full year.
▪Revenue Recognition: We generate substantially all of our revenue from sales contracts with customers. As presented in Note 15. Segment Reporting, we disaggregate net revenues based on product type. While we enter into separate sales contracts with each customer for each product type, all sales contracts have a similar structure and create an obligation to transfer product to the customer. Our businesses satisfy all performance obligations within one year; therefore, we expense costs to obtain contracts as incurred and do not disclose unsatisfied performance obligations. There is no financing component because our businesses expect, at contract inception, that the period between when our businesses transfer product to the customer and when the customer pays for that product will be one year or less.
We define net revenues as revenues, which include excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns (also referred to as returned goods) and sales incentives. We exclude from the transaction price sales taxes and value-added taxes imposed at the time of sale.
Substantially all cash discounts in contracts with our customers are based on a percentage of the list price according to agreed-upon payment terms. We record receivables net of the cash discounts on our consolidated balance sheets. At December 31, 2025, 2024 and 2023, receivables were $263 million, $177 million and $71 million, respectively.
We recognize revenues from sales contracts with customers when control of such product is obtained by the customer, which primarily occurs upon shipment of goods. We determine that a customer obtains control of the product upon shipment when title of such product and risk of loss transfers to the customer. We account for shipping and handling costs as fulfillment costs and such amounts are classified as part of cost of sales in our consolidated statements of earnings.
We record sales incentives, which consist of consumer incentives and trade promotion activities, as a reduction to revenues (a portion of which is based on amounts estimated as being due to wholesalers, retailers and consumers at the end of a period) based principally on historical volume, utilization and redemption rates. Actual payments will differ from estimated payments to the extent actual results differ from estimated assumptions. We reflect differences between actual and estimated payments in the period in which actual payments become known. We include expected payments for sales incentives in accrued marketing liabilities on our consolidated balance sheets.
Sales incentives include variable payments related to goods sold by our businesses. We include estimates of variable consideration as a reduction to revenues upon shipment of goods to customers. The sales incentives that require significant estimates and judgments are as follows:
▪Price promotion payments - We make price promotion payments, substantially all of which are made to retailers to incent the promotion of certain product offerings in select geographic areas.
▪Wholesale and retail participation payments - We make payments to wholesale customers and retailers to incent merchandising and sharing of sales data in accordance with our trade agreements.
We record an allowance for returned goods, which we include in other accrued liabilities on our consolidated balance sheets. We record estimated sales returns, which are based principally on historical volume and return rates, as a reduction to revenues. Actual sales returns will differ from estimated sales returns to the extent actual results differ from estimated assumptions. We reflect differences between actual and estimated sales returns in the period in which the actual amounts become known. These differences, if any, have not had a material impact on our consolidated financial statements.
Payment terms vary depending on product type. PM USA primarily receives payments in advance of a customer obtaining control of the product. USSTC and Helix receive primarily all payments within one business day of a customer obtaining control of the product. When we receive cash in advance of product shipment, our businesses typically satisfy their performance obligations within three days of receiving payment. We consider payments received in advance of product shipment as deferred revenue, which we include in other current liabilities on our consolidated balance sheets until revenue is recognized. At December 31, 2025, 2024 and 2023, deferred revenue was $231 million, $215 million and $258 million, respectively. At December 31, 2025, 2024 and 2023, there were no differences between amounts recorded as deferred revenue from contracts with customers and amounts subsequently recognized as revenue.
▪Supplier Financing: We facilitate a voluntary supplier financing program through a third-party intermediary under which participating suppliers may elect to sell receivables due from us to a third-party financial institution at the sole discretion of both suppliers and the financial institutions. Our payments are made on the terms originally negotiated with the supplier, up to 120 days, and we have no economic interest in a supplier’s sale of a receivable. Under our agreement with the third-party intermediary, ALCS is obligated to pay either the participating financial institutions or suppliers when payment is due, unless it has been satisfied by the applicable ALCS affiliate. Altria guarantees ALCS’s obligations under this arrangement.
We recorded all outstanding balances under the supplier financing program in accounts payable on our consolidated balance sheets, and we included the associated payments in operating activities within our consolidated statements of cash flows.
A reconciliation of the beginning and ending confirmed outstanding obligations was as follows:

	For the Years Ended December 31,
(in millions)	2025	2024
Confirmed outstanding obligations at January 1	$128	$119
Invoices confirmed during the year	695	563
Confirmed invoices paid during the year	(664)	(554)
Confirmed outstanding obligations at December 31	$159	$128

▪New Accounting Guidance Not Yet Adopted: The following table provides a description of issued accounting guidance applicable to, but not yet adopted by, us:

Standards	Description	Effective Date for Public Entity	Effect on Financial Statements
ASU Nos. 2024-03 and 2025-01 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The guidance will require additional disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses.	The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027.	We are in the process of evaluating the impact of this guidance on our disclosures.
ASU No. 2025-05 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	The guidance provides a practical expedient for the calculation of current expected credit losses on current accounts receivable and current contract assets that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.	The guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years.	We do not expect our adoption of this guidance will have a material impact on our consolidated financial statements and related disclosures.
ASU No. 2025-06 Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	The guidance replaces the current framework that is based on software development project stages with updated criteria, focused on management’s authorization and the probability of project completion, to determine the timing for cost capitalization.	The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years.	We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
ASU No. 2025-07 Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract
	The guidance refines the scope of Topic 815 by excluding from derivative accounting non-exchange trading contracts that have underlyings based on operations or activities specific to one of the parties to the contract with certain exceptions and clarifies the applicability of Topic 606 to share-based noncash consideration received from a customer in exchange for goods or services.	The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years.	We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
ASU No. 2025-09 Derivatives and Hedging (Topic 815): Hedge Accounting Improvements	The guidance includes expanding eligibility for cash flow hedges of groups of forecasted transactions, introducing a model for hedging forecasted interest payments on “choose-your-rate” debt instruments, permitting designation of variable price components in forecasted purchases or sales of nonfinancial assets and clarifying guidance for net investment hedges and dual hedge strategies.	The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years.	We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
ASU No. 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements	The guidance clarifies interim disclosure requirements, provides a comprehensive list of disclosures required by GAAP and includes a disclosure principle for events since the last annual reporting period to enhance consistency in interim reporting.	The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027.	We are in the process of evaluating the impact of this guidance on our interim condensed consolidated financial statements and related disclosures.
ASU No. 2025-12 Codification Improvements	The guidance provides changes that clarify, correct errors or make minor improvements to GAAP.	The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years.	We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

Note 3. Acquisition of NJOY
In June 2023, we acquired NJOY Holdings (“NJOY Transaction”), which provided us with full global ownership of NJOY’s e-vapor product portfolio, including NJOY ACE. The total consideration for the NJOY Transaction of approximately $2.9 billion consisted of approximately $2.75 billion in cash payments (net of cash acquired) plus the fair value of up to $500 million in additional contingent payments. The fair value of these contingent payments on the acquisition date was approximately $130 million, which was included in the total consideration. For additional information on contingent payments, see Note 7. Financial Instruments. We funded the initial NJOY Transaction cash payments at closing through a combination of borrowings under a $2.0 billion term loan facility, the issuance of commercial paper and available cash. In July 2023, we repaid the term loan facility in full, at which time the term loan facility terminated in accordance with its terms.

We accounted for the NJOY Transaction as a business combination. The final purchase price allocation to the assets acquired and liabilities assumed in the NJOY Transaction as of the acquisition date was as follows:

(in millions)	Final Purchase Price Allocation
Cash and cash equivalents	$22
Receivables	7
Inventories	19
Other assets	7
Property, plant and equipment	16
Other intangible assets:
Developed technology (amortizable)	1,000
Trademarks (amortizable)	190
Accounts payable	(7)
Accrued liabilities	(20)
Deferred income taxes	(101)
Total identifiable net assets	1,133
Total consideration	2,901
Goodwill	$1,768
The excess of the total consideration over the identifiable net assets acquired in the NJOY Transaction primarily reflected the value of future growth opportunities in the e-vapor category. None of the goodwill or other intangible assets is deductible for tax purposes.
The significant assumptions used in determining the fair values of the identifiable intangible assets included volume growth rates, operating margins, the assessment of acquired technology life cycles and discount rates. We determined the fair values of the identifiable intangible assets using an income approach. The fair value measurements were primarily based on significant inputs that are not observable in the market, such as discounted cash flow analyses, and thus were classified in Level 3 of the fair value hierarchy. As of the acquisition date, the estimated weighted-average useful life of these intangible assets was approximately 18 years.

Note 4. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, were as follows at December 31:

	2025		2024
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Smokeable products segment	$99	$2,909	$99	$2,936
Oral tobacco products segment	5,078	8,646	5,078	8,679
E-vapor products segment (1)	610	74	1,768	1,099
Other	—	247	—	259
Total	$5,787	$11,876	$6,945	$12,973
(1) Comprised primarily of e-vapor reporting unit goodwill and definite-lived intangible assets related to the NJOY Transaction. See Note 3. Acquisition of NJOY and Note 15. Segment Reporting.
Other intangible assets consisted of the following at December 31:

	2025		2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,089	$—	$11,089	$—
Definite-lived intangible assets	1,656	869	2,621	737
Total other intangible assets	$12,745	$869	$13,710	$737
At December 31, 2025, substantially all of our indefinite-lived intangible assets consisted of (i) MST trademarks of $8.5 billion, which consists of Copenhagen, Skoal and other MST trademarks of $4.0 billion, $3.6 billion and $0.9 billion, respectively, from our 2009 acquisition of UST, and (ii) cigar trademarks of $2.6 billion from our 2007 acquisition of Middleton. Definite-lived intangible assets, which consist primarily of intellectual property, certain cigarette trademarks and customer relationships, are amortized over a weighted-average period of approximately 19 years. Pre-tax amortization expense for definite-lived intangible assets during the years ended December 31, 2025, 2024 and 2023 was $132 million, $139 million and $128 million, respectively. We estimate our annual amortization expense for each of the next five years to be approximately $90 million or less, which includes the impact of an impairment of the e-vapor definite-lived intangible assets discussed below, assuming no additional transactions occur that require the amortization of intangible assets.
In April 2024, we assigned the exclusive U.S. commercialization rights to the IQOS Tobacco Heating System (“IQOS System”) to Philip Morris International Inc. (“PMI”) pursuant to the terms of a purchase agreement entered into with PMI in October 2022 (“IQOS Transaction”). In exchange for the assignment of the U.S. commercialization rights to the IQOS System, we received total cash payments of approximately $2.8 billion ($1.0 billion in 2022 and $1.8 billion, including interest, in 2023), $2.7 billion of which was classified as a deferred gain on our consolidated balance sheet at December 31, 2023. Upon the assignment of the U.S. commercialization rights to the IQOS System, we recorded a pre-tax gain of $2.7 billion for the year ended December 31, 2024 in our consolidated statement of earnings.
The changes in goodwill and net carrying amount of intangible assets were as follows:

	2025		2024
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Balance at January 1	$6,945	$12,973	$6,791	$13,686
Changes due to:
Acquisitions (1)	—	5	154	(220)
Impairments (2)	(1,158)	(970)	—	(354)
Amortization	—	(132)	—	(139)
Balance at December 31	$5,787	$11,876	$6,945	$12,973
(1) The 2024 amounts represent the measurement period adjustments related to the NJOY Transaction.
(2) The 2025 amounts represent non-cash impairments of our e-vapor reporting unit goodwill and a non-cash, pre-tax impairment of our e-vapor definite-lived intangible assets. The 2024 amount represents a non-cash, pre-tax impairment of the Skoal trademark.
We performed our annual impairment test of goodwill and indefinite-lived intangible assets as of October 1, 2025, inclusive of the e-vapor reporting unit goodwill and the Skoal trademark. The impairment test resulted in a non-cash goodwill impairment charge of $285 million for the e-vapor reporting unit in the fourth quarter of 2025 (see E-vapor Reporting Unit Goodwill & Definite-Lived Intangible Assets Impairments (2025) below). The estimated fair value of the Skoal trademark exceeded its carrying value by approximately 7% ($0.3 billion). A hypothetical 1% increase in the discount rate used to estimate the fair value of the Skoal trademark would have resulted in an impairment charge of approximately $90 million in 2025. See Skoal Trademark Impairment (2024) below for details on the Skoal trademark impairment recorded in the second quarter of 2024.
During 2024 and 2023, our annual impairment test of goodwill and indefinite-lived intangible assets resulted in no impairment charges.
At December 31, 2025, accumulated impairment losses related to goodwill were $1,158 million, all related to the e-vapor reporting unit in the e-vapor products segment, as discussed below. There were no accumulated goodwill impairment losses at December 31, 2024.
We use an income approach to estimate the fair values of our reporting units and trademarks, discounting expected future cash flows at a rate of return reflecting the risk-free rate for the use of those funds, the expected rate of inflation and risks associated with realizing expected future cash flows. The discounted cash flows may include multiple scenarios that consider a range of potential outcomes in projected cash flows.
In determining the estimated fair values of our reporting units and indefinite-lived intangible assets in 2025, 2024 and 2023, we made various judgments, estimates and assumptions, the most significant of which were volume, price, revenue, income, operating margins, perpetual growth rates, discount rates and scenario weightings, as applicable. All significant inputs are classified as Level 3 in the fair value hierarchy.
E-vapor Reporting Unit Goodwill & Definite-Lived Intangible Assets Impairments (2025)
At December 31, 2024, the carrying value of the e-vapor reporting unit definite-lived intangible assets was $1,099 million, and the e-vapor reporting unit goodwill was $1,768 million. The estimated fair value of the e-vapor reporting unit goodwill exceeded its carrying value by approximately 28% ($0.3 billion). As further discussed in Note 18. Contingencies, Altria and certain of our affiliates, including NJOY, are defendants in lawsuits alleging patent infringement based on the sale of NJOY ACE in the United States. In January 2025, the U.S. International Trade Commission (“ITC”) issued an exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States, which became effective on March 31, 2025. As a result, in connection with the preparation of our financial statements for the period ended March 31, 2025, we concluded a triggering event had occurred and performed an interim impairment assessment. As a result, we recorded a non-cash goodwill impairment of $873 million during the first quarter of 2025, which is recognized in our consolidated statement of earnings for the year ended December 31, 2025. This impairment was due primarily to (i) lower projected volume and revenue due to NJOY ACE’s removal from the U.S. market and (ii) higher projected costs associated with the commercialization of NJOY’s future e-vapor product portfolio, resulting in lower projected operating margins. As of March 31, 2025, after recording the impairment, the carrying value of goodwill within the e-vapor reporting unit was $895 million.
As a result of the ITC orders, in connection with the preparation of our financial statements for the period ended March 31, 2025, we also reviewed the definite-lived intangible assets in the e-vapor reporting unit for impairment and concluded the carrying value was recoverable and no impairment existed.
During the fourth quarter of 2025, in connection with the preparation of our financial statements for the year ended December 31, 2025, we evaluated the current enforcement environment against illicit flavored disposable e-vapor products and deemed any effective enforcement would likely occur gradually over a longer period of time, and as a primary consequence we determined that the long-lived assets in the e-vapor reporting unit may not be fully recoverable. As a result, we first performed a recoverability test of the e-vapor definite-lived intangible assets. We determined that the asset group was not recoverable because the estimated undiscounted cash flows, including an assumed terminal‑year EBITDA multiple, were less than its carrying value. Second, we measured the impairment loss by comparing the carrying value of the definite-lived intangible assets, consisting of developed technology and trademarks, to their estimated fair values. These fair values were determined using an income approach, specifically the relief from royalty method, which estimates the value of an intangible asset by calculating the present value of the hypothetical royalty payments a company avoids by owning the asset rather than licensing it from a third party. In performing this analysis, we made various judgments, estimates and assumptions, the most significant of which were volume, price, revenue, income, operating margins, scenario weightings, discount rates, royalty rates, obsolescence rates and economic lives. As a result, we recorded a non-cash, pre-tax impairment of these assets of $970 million, which we recorded in our consolidated statement of earnings for the year ended December 31, 2025. Following the impairment charges of the e-vapor definite-lived intangible assets recognized, the carrying value of these assets as of December 31, 2025, totaled $60 million, which approximated fair value.
Following the impairment of these e-vapor definite-lived intangible assets, we performed our annual impairment test of goodwill, utilizing the revised carrying amount of the e-vapor reporting unit after reflecting the e-vapor definite-lived intangible assets impairment charges. Our test indicated that the estimated fair value of the e-vapor reporting unit was below its carrying value, resulting in a non-cash goodwill impairment of $285 million, which we recorded in our consolidated statement of earnings for the year ended December 31, 2025. The impairments of the e-vapor definite-lived intangible assets and the e-vapor reporting unit goodwill were due primarily to lower projected volume and revenue as a result of the impact of estimates regarding protracted ineffective enforcement against illicit flavored disposable e-vapor products. After this e-vapor goodwill impairment charge, the carrying value of e-vapor goodwill as of December 31, 2025 was $610 million. In addition, the carrying value of the e-vapor reporting unit’s net assets (including the effect of intercompany debt), which was negative, approximated its estimated fair value.
As a result of the goodwill impairments recognized in the first and the fourth quarters of 2025, the total non-cash goodwill impairment recognized in our consolidated statement of earnings for the year ended December 31, 2025, was $1,158 million.
At December 31, 2025 and March 31, 2025, we used an income approach to estimate the fair value of the e-vapor reporting unit. Due to the uncertainties discussed below, our cash flows were based on a range of scenarios that consider certain potential regulatory and market outcomes, including the projected impact of enforcement on illicit flavored disposable e-vapor products. In performing the discounted cash flow analyses, we made various judgments, estimates and assumptions, the most significant of which were volume, price, revenue, income, operating margins, scenario weightings, perpetual growth rate and discount rates. The discount rates used in performing the valuations ranged from 9.5% to 13.5% and 12.0% to 15.0% at October 1, 2025 and March 31, 2025, respectively.
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
Although our discounted cash flow analyses are based on assumptions that we consider reasonable using the best available information as of December 31, 2025, we used significant judgment in determining future cash flows. In addition to the judgments discussed above, the following factors also have the potential to impact our assumptions and, therefore, our impairment conclusions: general macroeconomic conditions; governmental actions, including U.S. Food and Drug Administration (“FDA”) regulatory actions and inaction; changes in the e-vapor category growth (decline) rates as a result of changing adult tobacco consumer preferences; success of planned new product expansions; competitive activity; unfavorable outcomes with respect to litigation proceedings, including actions brought against us alleging patent infringement; and income and excise taxes.

If the assumptions or judgments regarding the expectations for the future state of the e-vapor category and NJOY’s business discussed above fail to materialize as anticipated, if we experience unfavorable outcomes with respect to litigation proceedings (including actions alleging patent infringement), or if the discount rate used to estimate the fair value increases, we could have additional non-cash impairments of our e-vapor reporting unit goodwill in future periods, which could be material. Based on our 2025 annual impairment test, a hypothetical 1% increase in the discount rate used to estimate the fair value of the e-vapor reporting unit would have resulted in an additional goodwill impairment charge of approximately $150 million during 2025.
Skoal Trademark Impairment (2024)
In connection with the preparation of our financial statements for the period ended June 30, 2024, we evaluated the accelerated growth of innovative tobacco products, including oral nicotine pouches, and the related increase in competitive activity among tobacco categories, which have contributed to reductions in sales volumes for MST products, including Skoal. We concluded that the expected impact from the sales volume declines on the Skoal trademark represented a triggering event, and as a result of this conclusion, we performed an interim impairment assessment as of June 30, 2024. As a result of (i) lower projected revenue and income due to lower volume assumptions, (ii) a decrease in the perpetual growth rate to 0% (1% at October 1, 2023 valuation) and (iii) an increase in the discount rate to 11.5% (11.0% at October 1, 2023 valuation), we determined the estimated fair value of our Skoal trademark was below its carrying value and recorded a non-cash, pre-tax impairment of $354 million during the second quarter of 2024, which was recorded in our consolidated statements of earnings for the year ended December 31, 2024. Our carrying and estimated fair values of the Skoal trademark at June 30, 2024 were $3.6 billion, after recording the impairment.

Note 5. Exit and Implementation Costs
Pre-tax exit and implementation costs consisted of the following for the years ended December 31:

	Exit Costs		Implementation Costs (1)		Total
(in millions)	2025	2024	2025	2024	2025	2024
Smokeable products segment	$7	$31	$42	$29	$49	$60
Oral tobacco products segment	1	4	6	4	7	8
Total	$8	$35	$48	$33	$56	$68
(1) Recorded in marketing, administration and research costs in our consolidated statements of earnings.
There were no exit or implementation costs for the year ended December 31, 2023.
In October 2024, we announced a multi-phase Optimize & Accelerate initiative (“Initiative”) designed to modernize our ways of working, which would enable us to increase our organization’s speed, efficiency and effectiveness by centralizing work, outsourcing certain transactional tasks and streamlining, automating and standardizing processes.
During the fourth quarter of 2025, we updated the estimated total pre-tax charges to approximately $175 million from the previous estimate of approximately $125 million as a result of finalizing the plans for all phases of the Initiative. As of December 31, 2025, total pre-tax charges since the inception of the Initiative were $124 million, consisting of employee separation cost of $43 million and implementation costs of $81 million. We expect to record the majority of the remaining charges by the end of 2027. All of these charges result in cash expenditures and consist of severance payments associated with employee separations, implementation costs for new technology and business advisory services and other costs. We record employee separation costs when probable and reasonably estimable. As of December 31, 2025, total cash payments since the inception of the Initiative were $90 million, consisting of $18 million for exit costs and $72 million for implementation costs.
A summary of the charges and cash paid for exit and implementation costs related to the Initiative is as follows:

(in millions)	Exit Costs		Implementation Costs	Total
Balances at December 31, 2023	$—		$—	$—
Charges	35		33	68
Cash paid	—		(11)	(11)
Balances at December 31, 2024	35		22	57
Charges	8		48	56
Cash paid	(18)		(61)	(79)
Balances at December 31, 2025	$25	(1)	$9	$34
(1) Restructuring liabilities, all of which were severance liabilities.

Note 6. Investments in Equity Securities
The carrying amount of our investments consisted of the following at December 31:

(in millions)	2025	2024
ABI	$8,303	$7,880
Cronos	314	315
Total	$8,617	$8,195
(Income) losses from our current and former investments in equity securities consisted of the following:

	For the Years Ended December 31,
(in millions)	2025	2024		2023
ABI (1)	$(498)	$(673)	(2)	$(539)
Cronos (1)	(12)	21		46
(Income) losses from investments under equity method of accounting	(510)	(652)		(493)
JUUL	—	—		250	(3)
(Income) losses from investments in equity securities	$(510)	$(652)		$(243)
(1) Includes our share of amounts recorded by our investees and additional adjustments, if required, related to (i) the conversion from international financial reporting standards to GAAP and (ii) adjustments to our investments required under the equity method of accounting.
(2) Includes $165 million of the total pre-tax gain on the ABI Transaction discussed below.
(3) Represents a non-cash, pre-tax loss on the disposition of our JUUL equity securities discussed below.
Investees’ summarized financial data for our equity method investments that we report using a one-quarter lag was as follows:

	For the Twelve Months Ended September 30,
	2025		2024		2023
(in millions)	ABI	Cronos	ABI	Cronos	ABI	Cronos
Net revenues	$58,986	$132	$60,103	$111	$59,841	$87
Gross profit	$32,841	$57	$32,974	$17	$32,371	$9
Earnings (losses) from continuing operations	$8,134	$42	$8,108	$(48)	$7,956	$(105)
Net earnings (losses)	$8,134	$42	$8,108	$(49)	$7,956	$(108)
Net earnings (losses) attributable to equity investments	$6,411	$36	$6,501	$(47)	$6,284	$(108)

	At September 30,
	2025		2024
(in millions)	ABI	Cronos	ABI	Cronos
Current assets	$23,034	$922	$22,525	$959
Long-term assets	$187,082	$256	$185,318	$225
Current liabilities	$35,025	$41	$31,182	$40
Long-term liabilities	$86,915	$5	$92,377	$13
Noncontrolling interests	$10,675	$50	$10,831	$50
Investment in ABI
At December 31, 2025, we had an approximate 8.2% ownership interest in ABI, consisting of approximately 125 million restricted shares of ABI (“Restricted Shares”) and approximately 34 million ordinary shares of ABI. Our Restricted Shares:
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
At December 31, 2025, the fair value of our investment in ABI was $10.3 billion, which exceeded its carrying value of $8.3 billion by approximately 24%. At December 31, 2024, the fair value of our investment in ABI approximated its carrying value of $7.9 billion.
At December 31, 2025, the carrying value of our investment in ABI exceeded our share of ABI’s net assets attributable to equity holders of ABI as of September 30, 2025 by approximately $2.0 billion. Substantially all of this difference is comprised of goodwill and other indefinite-lived intangible assets (consisting primarily of trademarks).
2024 ABI Transaction
In the first quarter of 2024, we converted 60 million of our Restricted Shares into ordinary shares of ABI and completed the sale of a portion of our investment in ABI (“ABI Transaction”), which consisted of the following:
▪We sold 35 million of our ABI ordinary shares in a global secondary offering for gross proceeds of approximately $2.2 billion.
▪We sold $200 million of our ABI ordinary shares (approximately 3.3 million ordinary shares) to ABI in a private transaction.
As a result of the ABI Transaction, in the first quarter of 2024, we received pre-tax cash proceeds totaling approximately $2.4 billion and incurred transaction costs of approximately $62 million. In conjunction with the ABI Transaction, we entered into accelerated share repurchase (“ASR”) transactions under two separate agreements with bank counterparties (collectively, “ASR Agreements”) to repurchase shares of our common stock. For further discussion of the ASR Agreements, see Note 10. Capital Stock.
As a result of the ABI Transaction, we recorded the following pre-tax amounts in our consolidated statement of earnings:

(in millions)	For the Year Ended December 31, 2024
Gain on partial sale of our investment	$165
Transaction costs	(62)
Total pre-tax gain on ABI Transaction	$103
▪The pre-tax gain on the partial sale of our investment was recorded in (income) losses from investments in equity securities and includes a $408 million gain representing the excess of the selling price of the ABI shares sold over the carrying value of those shares, partially offset by a $243 million reclassification of the proportionate share of our pre-tax accumulated other comprehensive losses directly attributable to ABI and our designated net investment hedges related to our investment in ABI (see Note 7. Financial Instruments and Note 13. Other Comprehensive Earnings/Losses).
▪The pre-tax transaction costs were approximately $62 million ($59 million in marketing, administration and research costs and $3 million in interest and other debt expense, net), substantially all of which were underwriter fees.
In addition, in conjunction with the ABI Transaction, we recorded an income tax benefit from the partial release of a valuation allowance of approximately $94 million in provision for income taxes in our consolidated statement of earnings for the year ended December 31, 2024. Subsequently, for the year ended December 31, 2025, we recorded an additional $77 million increase to this valuation allowance. For further discussion of the valuation allowance, see Note 14. Income Taxes.
Investment in Cronos
At December 31, 2025, we had an approximate 41.0% ownership interest in Cronos, consisting of approximately 157 million shares, which we account for under the equity method of accounting. We report our share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for us to record them in the concurrent period.
The fair value of our investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and is classified in Level 1 of the fair value hierarchy.
At December 31, 2025, the fair value of our investment in Cronos exceeded its carrying value by $97 million, or approximately 31%. At December 31, 2024, the fair value of our investment in Cronos approximated its carrying value of $315 million.

Former Investment in JUUL Labs, Inc. (“JUUL”)
As of December 31, 2022, we had an investment in JUUL of $250 million, representing a 35% economic interest in JUUL. We accounted for this investment as an investment in an equity security as we determined that we had no ability to exercise significant influence over the operating and financial policies of JUUL as a result of our loss of certain rights due to our exercise of our option to be released from our JUUL non-competition obligations in the third quarter of 2022. Our consolidated statements of earnings included any changes in the estimated fair value of our former investment, which were calculated quarterly. We used an income approach to estimate the fair value of our former investment in JUUL. The income approach reflected the discounting of future cash flows for the U.S. and international markets at a rate of return that incorporated the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing future cash flows.
In March 2023, we entered into a stock purchase agreement with JUUL (“Stock Transfer Agreement”) pursuant to which we transferred to JUUL all of our beneficially owned JUUL equity securities and, in exchange, received a non-exclusive, irrevocable global license to certain of JUUL’s heated tobacco intellectual property (“JUUL Heated Tobacco IP”). For the year ended December 31, 2023, we recorded a non-cash, pre-tax loss on the disposition of our JUUL equity securities of $250 million as a result of entering into the Stock Transfer Agreement. Additionally, we considered specific facts and circumstances around the nature of the JUUL Heated Tobacco IP and determined that the fair value of such intellectual property was not material to our consolidated financial statements as of the date of the transaction. As a result, we did not record an asset associated with this intellectual property on our consolidated balance sheet. The primary drivers of this conclusion were (i) our rights to the JUUL Heated Tobacco IP being non-exclusive, (ii) there being no product or technology transferred to us associated with the JUUL Heated Tobacco IP and (iii) there being no connection between the JUUL Heated Tobacco IP and our current product development plans.

Note 7. Financial Instruments
We enter into derivative financial instruments to mitigate the potential impact of certain market risks, including foreign currency exchange rate risk. We use various types of derivative financial instruments, including forward contracts, options and swaps. We do not enter into or hold derivative financial instruments for trading or speculative purposes.
Our investment in ABI, whose functional currency is the Euro, exposes us to foreign currency exchange risk on the carrying value of our investment. To manage this risk, we may designate Euro denominated unsecured long-term notes (“foreign currency denominated debt”) and certain foreign exchange contracts, including cross-currency swap contracts and forward contracts (collectively, “foreign currency contracts”), as net investment hedges of our investment in ABI. At December 31, 2025 and 2024, we had no outstanding foreign currency contracts.
The aggregate carrying value and fair value of our total long-term debt were as follows at December 31:

(in millions)	2025	2024
Carrying value	$25,709	$24,926
Fair value	24,303	22,741
Foreign currency denominated debt included in long-term debt:
Carrying value	2,638	3,100
Fair value	2,619	3,059
The fair value of our total long-term debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy.
Net Investment Hedging
We recognize changes in the carrying value of the foreign currency denominated debt due to changes in the Euro to U.S. dollar exchange rate in accumulated other comprehensive losses related to ABI. We recognized pre-tax (gains) losses of our net investment hedges of $393 million, $(205) million and $108 million for the years ended December 31, 2025, 2024 and 2023, respectively.
In addition, as a result of the ABI Transaction, for the year ended December 31, 2024, we reclassified $42 million of pre-tax gains from our designated net investment hedges included in accumulated other comprehensive losses to (income) losses from investments in equity securities in our consolidated statement of earnings.
For further discussion of the ABI Transaction and reclassification of accumulated other comprehensive losses, see Note 6. Investments in Equity Securities and Note 13. Other Comprehensive Earnings/Losses.

Contingent Payments
The total consideration for the NJOY Transaction included the fair value of up to $500 million in additional cash payments contingent on receipt of FDA authorizations with respect to NJOY ACE menthol ($250 million), blueberry ($125 million) and watermelon ($125 million) pod products. For additional discussion of the NJOY Transaction, see Note 3. Acquisition of NJOY.
The changes in the liability associated with contingent payments were as follows:

	For the Years Ended December 31,
(in millions)	2025		2024
Balance at January 1	$20		$130
Change in the fair value of contingent payments (1)	25	(2)	140	(3)
Payments	—		(250)	(4)
Balance at December 31	$45		$20
(1) We recorded these pre-tax charges in marketing, administration and research costs in our consolidated statements of earnings.
(2) Relates to NJOY ACE blueberry and watermelon pod products.
(3) Relates to NJOY ACE menthol pod products.
(4) Payments made following FDA authorization of NJOY ACE menthol pod products.
We recognized the liability for contingent payments related to the NJOY Transaction at its estimated fair value as of the acquisition date. We recognize subsequent changes to the fair value in earnings until the contingency is resolved. In determining the estimated fair value, we made certain judgments, estimates and assumptions, the most significant of which was the likelihood of certain potential regulatory outcomes. We classified the liability for contingent payments in Level 3 of the fair value hierarchy.

Note 8. Short-Term Borrowings and Borrowing Arrangements
At December 31, 2025 and 2024, we had no short-term borrowings.
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
At December 31, 2025 and 2024, we had availability under the Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion.
Pricing for interest and fees under our Credit Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt. We expect interest rates on borrowings under our Credit Agreement to be based on the Term Secured Overnight Financing Rate plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”). The applicable percentage for borrowings under our Credit Agreement at December 31, 2025 was 1.0% based on our long-term senior unsecured debt ratings on that date. Our Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral.
Our Credit Agreement includes various covenants, one of which requires us to maintain a ratio of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated for the four most recent fiscal quarters. At December 31, 2025, we were in compliance with our covenants in our Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in our Credit Agreement, include certain adjustments.
PM USA guarantees any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program. For discussion of PM USA’s guarantees, see Note 9. Long-Term Debt.

Note 9. Long-Term Debt
Our long-term debt consisted of the following at December 31:

(in millions)	2025	2024
USD notes, 2.450% to 10.200%, interest payable semi-annually, due through 2061 (1)	$23,029	$21,784
USD debenture, 7.75%, interest payable semi-annually, due 2027	42	42
Euro notes, 2.200% to 3.125%, interest payable annually, due through 2031 (2)	2,638	3,100
	25,709	24,926
Less current portion of long-term debt	1,569	1,527
	$24,140	$23,399
(1) Weighted-average coupon interest rate of 4.7% and 4.6% at December 31, 2025 and 2024, respectively.
(2) Weighted-average coupon interest rate of 2.7% and 2.5% at December 31, 2025 and 2024, respectively.
At December 31, 2025, our outstanding long-term debt consisted of the following:

(in millions)
Type	Face Value	Interest Rate	Issuance	Maturity
USD notes	$1,069	4.400%	February 2019	February 2026
USD notes	$500	2.625%	September 2016	September 2026
USD debenture	$42	7.750%	January 1997	January 2027
Euro notes	€1,000	2.200%	February 2019	June 2027
USD notes	$500	4.875%	February 2025	February 2028
USD notes	$500	6.200%	November 2023	November 2028
USD notes	$1,906	4.800%	February 2019	February 2029
USD notes	$750	3.400%	May 2020	May 2030
USD notes	$500	4.500%	August 2025	August 2030
Euro notes	€1,250	3.125%	February 2019	June 2031
USD notes	$1,750	2.450%	February 2021	February 2032
USD notes	$500	6.875%	November 2023	November 2033
USD notes	$500	5.625%	February 2025	February 2035
USD notes	$500	5.250%	August 2025	August 2035
USD notes	$177	9.950%	November 2008	November 2038
USD notes	$208	10.200%	February 2009	February 2039
USD notes	$2,000	5.800%	February 2019	February 2039
USD notes	$1,500	3.400%	February 2021	February 2041
USD notes	$900	4.250%	August 2012	August 2042
USD notes	$650	4.500%	May 2013	May 2043
USD notes	$1,800	5.375%	October 2013	January 2044
USD notes	$1,500	3.875%	September 2016	September 2046
USD notes	$2,500	5.950%	February 2019	February 2049
USD notes	$500	4.450%	May 2020	May 2050
USD notes	$1,250	3.700%	February 2021	February 2051
USD notes	$271	6.200%	February 2019	February 2059
USD notes	$1,000	4.000%	February 2021	February 2061

At December 31, 2025, aggregate maturities of our long-term debt were as follows:

(in millions)		Aggregate Maturities
2026		$1,569
2027		1,217
2028		1,000
2029		1,906
2030		1,250
Thereafter		18,974
		25,916
Less:	debt issuance costs	129
	debt discounts	78
		$25,709
At December 31, 2025 and 2024, accrued interest on long-term debt of $425 million and $389 million, respectively, was included in other accrued liabilities on our consolidated balance sheets.
In the third quarter of 2025, we issued U.S. dollar denominated senior unsecured notes in the aggregate principal amount of $1.0 billion. The net proceeds from the notes are being used for general corporate purposes. The notes contain the following terms:
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
Similar to our other notes, the notes issued in 2025 are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness. Following the occurrence of both (i) a change of control of Altria and (ii) the notes ceasing to be rated investment grade by each of Moody’s, S&P and Fitch Ratings Inc., we will be required to make an offer to purchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest to the date of repurchase as and to the extent set forth in the terms of the notes.
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

Note 10. Capital Stock
At December 31, 2025, we had 12 billion shares of authorized common stock; issued, repurchased and outstanding shares of common stock consisted of the following:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, December 31, 2022	2,805,961,317	(1,020,427,195)	1,785,534,122
Stock award activity	—	676,495	676,495
Repurchases of common stock	—	(22,748,842)	(22,748,842)
Balances, December 31, 2023	2,805,961,317	(1,042,499,542)	1,763,461,775
Stock award activity	—	687,715	687,715
Repurchases of common stock	—	(73,497,623)	(73,497,623)
Balances, December 31, 2024	2,805,961,317	(1,115,309,450)	1,690,651,867
Stock award activity	—	761,026	761,026
Repurchases of common stock	—	(17,094,596)	(17,094,596)
Balances, December 31, 2025	2,805,961,317	(1,131,643,020)	1,674,318,297
At December 31, 2025, we had 31,134,469 shares of common stock reserved for stock-based awards under our stock plans.
At December 31, 2025, we had 10 million authorized shares of serial preferred stock, $1.00 par value; no shares of serial preferred stock have been issued.
▪Dividends: In the third quarter of 2025, our Board of Directors (“Board of Directors” or “Board”) approved a 3.9% increase in the quarterly dividend rate to $1.06 per share of our common stock versus the previous rate of $1.02 per share. The current annualized dividend rate is $4.24 per share. Future dividend payments remain subject to the discretion of our Board.
▪Share Repurchases: In January 2023, our Board authorized a $1.0 billion share repurchase program (“January 2023 share repurchase program”), which we completed in December 2023.
In January 2024, our Board authorized a $1.0 billion share repurchase program that it expanded to $3.4 billion in March 2024 (as expanded, “January 2024 share repurchase program”). We subsequently entered into ASR Agreements to repurchase shares of our common stock having an aggregate value of $2.4 billion (“Repurchase Price”). In the first half of 2024, we paid the Repurchase Price and received 53.9 million shares of our common stock. We funded the ASR transactions with proceeds from the ABI Transaction. For further information on the ABI Transaction, see Note 6. Investments in Equity Securities. The total number of shares repurchased under the ASR Agreements was based on volume-weighted average prices of our common stock during the term of the ASR transactions, less a discount. The ASR transactions were accounted for as equity transactions and included in cost of repurchased stock on our consolidated balance sheets when the shares were received. We completed the January 2024 share repurchase program in December 2024.
In January 2025, our Board authorized a new $1.0 billion share repurchase program that it expanded to $2.0 billion in October 2025 (as expanded, “January 2025 share repurchase program”). At December 31, 2025, we had $1.0 billion remaining under this program, which expires on December 31, 2026. Share repurchases depend on marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our total share repurchase activity was as follows for the years ended December 31:

	January 2025 Share Repurchase Program	January 2024 Share Repurchase Program	January 2023 Share Repurchase Program
(in millions, except per share data)	2025	2024 (1)	2023
Total number of shares repurchased	17.1	73.5	22.7
Aggregate cost of shares repurchased	$1,000	$3,400	$1,000
Average price per share of shares repurchased	$58.50	$46.26	$43.96
(1) Includes 53.9 million shares repurchased under the ASR Agreements at an average price per share of $44.50.

Note 11. Stock Plans
In 2025, our Board adopted, and shareholders approved, the 2025 Performance Incentive Plan (“2025 Plan”). The 2025 Plan succeeded the 2020 Performance Incentive Plan, under which no new awards were permitted to be made after May 31, 2025. Under the 2025 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units

(“PSUs”) and other stock-based awards, as well as cash-based annual and long-term incentive awards to our employees. Awards granted under the 2025 Plan may be in the form of performance-based awards, including PSUs subject to the achievement or satisfaction of performance goals and performance cycles. We may issue up to 25 million shares of common stock under the 2025 Plan through the date of our 2035 Annual Meeting of Shareholders.
In addition, in 2025, our Board adopted, and shareholders approved, the 2025 Stock Compensation Plan for Non-Employee Directors (“Directors Plan”). The Directors Plan succeeded the 2015 Stock Compensation Plan for Non-Employee Directors, under which no new awards were permitted after the awards made immediately following our 2025 Annual Meeting of Shareholders. Under the Directors Plan, we may grant up to one million shares of common stock to non-employee members of the Board through the date of our 2035 Annual Meeting of Shareholders.
At December 31, 2025, we had 24,827,825 and 1,000,000 shares available to be granted under the 2025 Plan and the Directors Plan, respectively.
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
We amortize to expense ratably over the restriction period, which is generally three years, the fair value of RSUs at the date of grant, net of estimated forfeitures. We recorded pre-tax compensation expense related to RSUs for the years ended December 31, 2025, 2024 and 2023 of $51 million, $50 million and $47 million, respectively. We recorded a deferred tax benefit related to this compensation expense of $12 million for each of the years ended December 31, 2025, 2024 and 2023. The unamortized compensation expense related to RSUs was $89 million at December 31, 2025, which we expect to be recognized over a weighted-average period of approximately two years.
RSU activity was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2024	3,973,485	$45.87
Granted	1,152,361	$55.95
Vested	(982,321)	$48.54
Forfeited	(210,367)	$46.16
Balance at December 31, 2025	3,933,158	$48.14
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2025, 2024 and 2023 was $64 million, $67 million and $56 million, respectively, or $55.95, $43.29 and $46.38 per RSU, respectively. The total vesting date fair value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $56 million, $35 million and $40 million, respectively.
▪PSUs: We granted an aggregate of 257,920, 290,980 and 255,601 of PSUs during 2025, 2024 and 2023, respectively. The payout of the PSUs is based on the extent to which we achieve certain performance measures over the three-year performance period and are subject to forfeiture if certain employment conditions are not met. At December 31, 2025, we had 767,341 PSUs outstanding, with a weighted-average grant date fair value of $49.39 per PSU. We amortize to expense over the performance period the fair value of PSUs at the date of grant, net of estimated forfeitures. We recorded pre-tax compensation expense related to PSUs for the years ended December 31, 2025, 2024 and 2023 of $11 million, $6 million and $11 million, respectively. The unamortized compensation expense related to PSUs was $16 million at December 31, 2025.

Note 12. Earnings per Share
We calculated basic and diluted earnings per share (“EPS”) using the following:

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Net earnings	$6,947	$11,264	$8,130
Less: Distributed and undistributed earnings attributable to share-based awards	(20)	(28)	(17)
Earnings for basic and diluted EPS	$6,927	$11,236	$8,113

Weighted-average shares for basic and diluted EPS	1,683	1,718	1,777
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in our EPS calculation pursuant to the two-class method.

Note 13. Other Comprehensive Earnings/Losses
Changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria were as follows:

(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2022	$(1,436)	$(1,369)		$34	$(2,771)
Other comprehensive earnings (losses) before reclassifications	(48)	178		(28)	102
Deferred income taxes	9	(35)		9	(17)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	(39)	143		(19)	85

Amounts reclassified to net earnings	(26)	39		—	13
Deferred income taxes	8	(8)		—	—
Amounts reclassified to net earnings, net of deferred income taxes	(18)	31		—	13

Other comprehensive earnings (losses), net of deferred income taxes	(57)	174	(1)	(19)	98
Balances, December 31, 2023	(1,493)	(1,195)		15	(2,673)
Other comprehensive earnings (losses) before reclassifications	142	(22)		(5)	115
Deferred income taxes	(36)	(1)		—	(37)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	106	(23)		(5)	78

Amounts reclassified to net earnings	(7)	251		—	244
Deferred income taxes	2	(51)		—	(49)
Amounts reclassified to net earnings, net of deferred income taxes	(5)	200		—	195

Other comprehensive earnings (losses), net of deferred income taxes	101	177	(1)	(5)	273
Balances, December 31, 2024	(1,392)	(1,018)		10	(2,400)
Other comprehensive earnings (losses) before reclassifications	(39)	(228)		(5)	(272)
Deferred income taxes	9	55		—	64
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	(30)	(173)		(5)	(208)

Amounts reclassified to net earnings	9	(33)		—	(24)
Deferred income taxes	(2)	7		—	5
Amounts reclassified to net earnings, net of deferred income taxes	7	(26)		—	(19)

Other comprehensive earnings (losses), net of deferred income taxes	(23)	(199)	(1)	(5)	(227)
Balances, December 31, 2025	$(1,415)	$(1,217)		$5	$(2,627)
(1) Primarily reflects our share of ABI’s currency translation adjustments and the impact of our designated net investment hedges related to our investment in ABI. For further discussion of designated net investment hedges, see Note 7. Financial Instruments.

Pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings were as follows:

	For the Years Ended December 31,
(in millions)	2025	2024		2023
Benefit Plans: (1)
Net loss	$45	$29		$8
Prior service credit	(36)	(36)		(34)
	9	(7)		(26)
ABI (2)	(33)	251	(3)	39
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$(24)	$244		$13
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

Note 14. Income Taxes
The One Big Beautiful Bill Act (“OBBB”), which was signed into law in July 2025, included various tax law changes, including the restoration of favorable tax treatment for certain business-related provisions and modifications to the international tax law framework. The OBBB has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These provisions and modifications have not had a material impact on our consolidated financial statements.
Earnings (losses) before income taxes and provision (benefit) for income taxes consisted of the following:

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Earnings (losses) before income taxes:
United States	$9,382	$13,680	$10,971
Outside United States	7	(22)	(43)
Total	$9,389	$13,658	$10,928
Provision (benefit) for income taxes:
Current:
Federal	$2,348	$927	$2,346
State and local	410	516	681
Outside United States	—	—	1
	2,758	1,443	3,028
Deferred:
Federal	(259)	764	(133)
State and local	(57)	187	(97)
	(316)	951	(230)
Total provision for income taxes	$2,442	$2,394	$2,798
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

A reconciliation of the beginning and ending unrecognized tax benefits was as follows:

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Balance at beginning of year	$282	$1,608	$69
Additions based on tax positions related to the current year	21	—	1,548
Additions for tax positions of prior years	304	33	—
Reductions for tax positions related to IRS Agreement	—	(1,343)	—
Reductions for tax positions of prior years	(21)	(16)	(6)
Tax settlements	(1)	—	(3)
Balance at end of year	$585	$282	$1,608
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2025, was $4 million, along with $515 million affecting deferred taxes. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2024, was $189 million, along with $27 million affecting deferred taxes. The difference between the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2025 and December 31, 2024, is primarily related to certain cross-border taxes included in the tax reserve related to the downward attribution rules, discussed below.
In October 2024, we entered into an agreement with the IRS (“IRS Agreement”) regarding the tax treatment of a $6.4 billion ordinary loss we recognized in 2023 for cash tax purposes with respect to a portion of our tax basis associated with our former investment in JUUL. In 2023, we fully reserved for the tax benefit associated with this ordinary loss by recording an unrecognized tax benefit of $1,548 million. Consistent with the terms of the IRS Agreement, we claimed a $4.0 billion ordinary loss and a $2.4 billion capital loss on our 2023 tax return, resulting in a reduction of $1,343 million in unrecognized tax benefits in 2024. For the year ended December 31, 2024, we recorded a tax benefit of $887 million due to the reversal of the unrecognized tax benefit in our consolidated statement of earnings, resulting in the partial release of a valuation allowance against our JUUL-related losses as discussed below.
In September 2025, the U.S. District Court for the Eastern District of Virginia ruled in favor of the IRS and denied our refund claim for the 2017 tax year, based on the Tax Cuts and Jobs Act of 2017’s removal of downward attribution rules, which the IRS invoked to attribute income from certain of ABI’s foreign subsidiaries to Altria. We intend to vigorously contest the ruling by pursuing all available appellate remedies. This ruling also has a potential impact for our 2018 through 2025 tax years. Following this ruling, we reevaluated our position and concluded that it is no longer more likely than not that we will prevail at the conclusion of the appellate process.
Consequently, we reversed a receivable of $45 million for the 2017 tax year and recorded a full reserve for this uncertain tax position of $348 million for the 2018 through 2025 tax years. Additionally, we reduced a deferred tax liability by $498 million due to the resulting increase in the tax basis of our investment in ABI, partially offset by a $77 million increase to a valuation allowance associated with the indirect effect on unrealized capital losses due to the decrease of a previously anticipated capital gain on the ABI Transaction. As a result of the foregoing, we recognized a net tax benefit of $28 million for the year ended December 31, 2025 in our consolidated statement of earnings related to a favorable rate differential associated with certain cross-border taxes included in the tax reserve. Effective January 1, 2026, the OBBB reinstates this downward attribution rule, which will limit the impact of this ruling to the 2017 through 2025 tax years.
At December 31, 2025, 2024 and 2023, the amount of accrued interest and penalties on our consolidated balance sheets was $83 million, $18 million and $36 million, respectively. For the years ended December 31, 2025, 2024 and 2023, we recognized in our consolidated statements of earnings $94 million, $(24) million and $20 million, respectively, of gross interest (income) expense and penalties associated with uncertain tax positions. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision.
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

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to earnings before income taxes was as follows:

	For the Years Ended December 31,
	2025		2024 (1)		2023 (1)
(dollars in millions)	$	%	$	%	$	%
Provision computed at U.S. federal statutory rate	$1,972	21.0%	$2,868	21.0%	$2,295	21.0%
Increase (decrease) resulting from:
Domestic state and local taxes, net of federal effect (2)	278	3.0	557	4.1	463	4.2
Foreign tax effects	(10)	(0.1)	3	—	11	0.1
Cross-border tax laws	3	—	(46)	(0.4)	(2)	—
Tax credits	(39)	(0.4)	(31)	(0.2)	(25)	(0.2)
Changes in valuation allowance	91	1.0	(939)	(6.9)	57	0.5
Nontaxable or nondeductible items
Nondeductible goodwill	243	2.6	—	—	—	—
Other	8	—	(3)	—	(9)	(0.1)
Worldwide changes in unrecognized tax benefits	(104)	(1.1)	(15)	(0.1)	8	0.1
Effective tax rate	$2,442	26.0%	$2,394	17.5%	$2,798	25.6%
(1) As discussed in Note 1. Background and Basis of Presentation, we retrospectively adopted ASU No. 2023-09. As a result, 2024 and 2023 amounts are now presented in categories in accordance with ASU No. 2023-09.
(2) State taxes in Pennsylvania, Virginia, New Jersey, California, Michigan, Tennessee, Illinois, Indiana and Kentucky make up greater than 50% of the total tax effect in this category for 2025. State taxes in Pennsylvania, California, Virginia, New Jersey, Illinois, Kentucky, Michigan, Alabama and Georgia make up greater than 50% of the total tax effect in this category for 2024. State taxes in Pennsylvania, California, Illinois, New Jersey, Virginia, Kentucky, Michigan, Alabama and Florida make up greater than 50% of the total tax effect in this category for 2023.
The tax provision in 2025 included state tax expense, net of federal benefit, of $278 million and tax expense of $243 million for the non-deductible impairment of the e-vapor reporting unit goodwill, partially offset by tax benefits of $104 million related to tax reserves including a favorable rate differential associated with certain cross-border taxes relevant to our investment in ABI.
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
Cash taxes paid, net of refunds, consisted of the following:

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Federal	$1,340	$1,161	$1,219
State and local	354	547	654
Outside United States	1	1	1
Total	$1,695	$1,709	$1,874

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31:

(in millions)	2025	2024
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$264	$270
Settlement charges	520	585
JUUL-related losses	290	207
Investment in Cronos	410	404
Research and development costs	14	112
Net operating losses and tax credit carryforwards	146	224
Total deferred income tax assets	1,644	1,802
Deferred income tax liabilities:
Property, plant and equipment	(231)	(235)
Intangible assets	(2,747)	(3,032)
Investment in ABI	(1,085)	(1,370)
Accrued pension costs	(126)	(108)
Other	(35)	(133)
Total deferred income tax liabilities	(4,224)	(4,878)
Valuation allowances	(779)	(668)
Net deferred income tax liabilities	$(3,359)	$(3,744)
At December 31, 2025, we had JUUL-related gross capital loss carryforwards of $1.4 billion available to offset capital gains through 2028. We had estimated gross federal, state and foreign tax net operating losses (“NOLs”) of $106 million, $1,212 million and $38 million, respectively. The federal NOLs and the foreign NOLs have indefinite carryforward periods. A majority of the state NOLs will expire between 2039 through 2043 or have indefinite carryforward periods.
After giving effect to the IRS Agreement and $1.7 billion of JUUL-related capital losses previously utilized against capital gains related to the IQOS Transaction, we have $6.1 billion (which includes a $3.5 billion outside basis difference in a domestic subsidiary, a $1.2 billion outside basis difference in a foreign subsidiary and $1.4 billion of capital loss carryforwards) of the $12.8 billion tax loss related to our former investment in JUUL remaining to offset future potential capital gains. For financial statement purposes, none of the tax benefit for the remaining $6.1 billion was recognized at December 31, 2025.
A reconciliation of the beginning and ending valuation allowances was as follows:

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Balance at beginning of year	$668	$2,256	$2,800
Additions to valuation allowance charged to income tax expense	124	244	114
Reductions to valuation allowance credited to income tax benefit	(15)	(1,337)	(6)
(Reductions) additions to valuation allowance due to NJOY Transaction (no impact to earnings)	—	(4)	12
Reductions to valuation allowance offset to deferred tax asset (no impact to earnings)	—	(491)	(663)
Foreign currency translation	2	—	(1)
Balance at end of year	$779	$668	$2,256
We determine deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when we have determined it is more likely than not that some portion or all of a deferred tax asset will not be realized. In assessing realizability, we consider the weight of all available positive and negative evidence, including the character of the assets and the possible sources of taxable income of the appropriate character within the applicable carryback and carryforward periods available under the tax law. As has occurred in prior periods, there is a potential that sufficient positive evidence may be available in future periods to cause us to reduce or eliminate the valuation allowance on certain deferred tax assets. That change to the valuation allowance would result in the recognition of previously unrecognized deferred tax assets and a decrease in income tax expense in the period the release is recorded.

The additions to valuation allowances during 2025 were due primarily to the indirect effects of tax reserves, as discussed above, on our unrealized capital losses. The cumulative valuation allowance at December 31, 2025 was primarily attributable to deferred tax assets recorded in connection with our investment in Cronos ($405 million) and our JUUL-related capital loss carryforwards ($290 million).
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
For a discussion regarding our former investment in JUUL and current investments in ABI and Cronos, see Note 6. Investments in Equity Securities.

Note 15. Segment Reporting
At December 31, 2025, our reportable segments were (i) smokeable products, consisting of combustible cigarettes and machine-made large cigars; (ii) oral tobacco products, consisting of MST products and oral nicotine pouches; and (iii) e-vapor products, consisting of our NJOY business.
For the year ended December 31, 2025, we concluded that our e-vapor products operating segment met the quantitative threshold for presentation as a reportable segment in accordance with Accounting Standards Codification 280, Segment Reporting, as a result of the non-cash impairments of e-vapor reporting unit goodwill and related definite-lived intangible assets recorded in 2025. See Note 4. Goodwill and Other Intangible Assets, net. As a result, we presented e-vapor products as a reportable segment (previously in our all other category) and recast segment information for comparative periods.
Our all other category included (i) Horizon; (ii) Helix International; and (iii) other business activities, which primarily consists of research and development (“R&D”) expense related to certain new product platforms and technologies.
Altria’s Chief Executive Officer is our chief operating decision maker (“CODM”). Our measure of segment profitability is segment operating companies income (loss) (“OCI”), which is defined as operating income before general corporate expenses and amortization of intangibles. Our CODM uses OCI for planning, forecasting and evaluating business and financial performance of the segments, including allocating capital and other resources to our segments and evaluating results relative to employee compensation targets. Interest and other debt expense, net, along with net periodic benefit income, excluding service cost, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by our CODM. We do not disclose information about total assets by segment because such information is not reported to or used by our CODM. Substantially all of our long-lived assets were located in the United States at December 31, 2025. Segment goodwill and other intangible assets, net, are disclosed in Note 4. Goodwill and Other Intangible Assets, net. The accounting policies of the segments were the same at December 31, 2025 as those described in Note 2. Summary of Significant Accounting Policies.

Segment data were as follows:

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Net revenues:
Smokeable products	$20,485	$21,204	$21,756
Oral tobacco products	2,802	2,776	2,667
E-vapor products	(13)	40	62
All other	5	(2)	(2)
Net revenues	$23,279	$24,018	$24,483
Earnings before income taxes:
OCI:
Smokeable products	$10,984	$10,821	$10,670
Oral tobacco products	1,828	1,449	1,722
E-vapor products	(2,297)	(171)	(16)
All other	(229)	(243)	(58)
Amortization of intangibles	(132)	(139)	(128)
General corporate expenses	(255)	(476)	(643)
Operating income	9,899	11,241	11,547
Interest and other debt expense, net	1,079	1,037	989
Net periodic benefit income, excluding service cost	(59)	(102)	(127)
(Income) losses from investments in equity securities	(510)	(652)	(243)
Gain on the sale of IQOS System commercialization rights	—	(2,700)	—
Earnings before income taxes	$9,389	$13,658	$10,928
Smokeable products segment OCI consisted of the following, including expenses under the significant expense principle in accordance with GAAP:

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Net revenues	$20,485	$21,204	$21,756
Settlement charges (1)	(3,028)	(3,460)	(3,711)
Excise taxes on products sold	(3,042)	(3,469)	(3,869)
Other segment items (2)	(3,431)	(3,454)	(3,506)
Operating companies income	$10,984	$10,821	$10,670
(1) Represents charges related to State Settlement Agreements included in cost of sales. For additional information, see Health Care Cost Recovery Litigation in Note 18. Contingencies.
(2) Other segment items includes manufacturing, marketing, administration and research costs, FDA user fees and other costs.
For the oral tobacco products segment, we did not identify any expenses under the significant expense principle in accordance with GAAP. Other segment items for our oral tobacco products segment include manufacturing, asset impairment, marketing, administration and research costs and excise taxes on products sold. Total oral tobacco products other segment items were $974 million, $1,327 million and $945 million for the years ended December 31, 2025, 2024 and 2023, respectively. The CODM reviews total oral tobacco products segment expenses in the aggregate in conjunction with the review of budget-to-actual OCI variances to manage segment operations.
For the e-vapor products segment, we did not identify any expenses under the significant expense principle in accordance with GAAP. Other segment items for our e-vapor products segment include manufacturing, goodwill impairment, asset impairment and marketing, administration and research costs. Total e-vapor products other segment items were $2,284 million, $211 million and $78 million for the years ended December 31, 2025, 2024 and 2023, respectively. The CODM reviews total e-vapor products segment expenses in the aggregate in conjunction with the review of budget-to-actual OCI variances to manage segment operations.
The smokeable products segment included net revenues of $19,248 million, $20,066 million and $20,665 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to cigarettes and net revenues of $1,237 million, $1,138 million and $1,091 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to cigars.

Substantially all of our consolidated net revenues for the years ended December 31, 2025, 2024 and 2023 were from sales generated in the United States. For the years ended December 31, 2025, 2024 and 2023, we had one customer that accounted for approximately 23%, 22% and 25% of our consolidated net revenues, respectively, and one customer that accounted for approximately 19%, 20% and 23% of our consolidated net revenues, respectively. Substantially all the net revenues from these customers were reported in the smokeable products, oral tobacco products and e-vapor products segments. No other customer accounted for more than 10% of our consolidated net revenues for the years ended December 31, 2025, 2024 and 2023.
Details of our depreciation expense and capital expenditures were as follows:

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Depreciation expense:
Smokeable products	$58	$67	$73
Oral tobacco products	41	42	37
E-vapor products	—	3	2
General corporate and other	35	35	32
Total depreciation expense	$134	$147	$144
Capital expenditures:
Smokeable products	$107	$54	$77
Oral tobacco products	75	39	59
E-vapor products	1	—	—
General corporate and other	33	49	60
Total capital expenditures	$216	$142	$196
The comparability of OCI for our reportable segments was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: We recorded net pre-tax income for NPM adjustment items as follows:

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Smokeable products segment	$(24)	$(29)	$(29)
Interest and other debt expense, net	4	2	(21)
Total	$(20)	$(27)	$(50)
We recorded the amounts shown in the table above in our smokeable products segment as reductions to cost of sales in our consolidated statements of earnings, which resulted in increased OCI in our smokeable products segment. NPM adjustment items result from the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the Master Settlement Agreement (“NPM Adjustment Items”). For further discussion, see Health Care Cost Recovery Litigation in Note 18. Contingencies.
▪Acquisition-Related Items: We recorded pre-tax charges of $23 million and $44 million in net revenues and cost of sales, respectively, related to the ITC exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States in our e-vapor products segment for the year ended December 31, 2025.
▪Asset Impairment, Exit and Implementation Costs: We recorded pre-tax charges of $2,128 million, primarily due to non-cash impairments of the e-vapor reporting unit goodwill and definite-lived intangible assets in our e-vapor products segment for the year ended December 31, 2025. We recorded exit and implementation costs of $56 million and $68 million related to the Initiative for the years ended December 31, 2025 and 2024, respectively. For a breakdown of these costs by segment, see Note 5. Exit and Implementation Costs. We recorded a non-cash, pre-tax impairment of the Skoal trademark of $354 million for the year ended December 31, 2024 in our oral tobacco products segment. For further discussion of the impairments recorded in our e-vapor products segment and our oral tobacco products segment, see Note 4. Goodwill and Other Intangible Assets, net.

▪Tobacco and Health and Certain Other Litigation Items: We recorded pre-tax charges related to tobacco and health and certain other litigation items as follows:

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Smokeable products segment	$55	$70	$69
General corporate expenses	—	30	350
Interest and other debt expense, net	3	1	11
Total	$58	$101	$430
We recorded the amounts shown in the table above in our smokeable products segment and general corporate expenses in marketing, administration and research costs in our consolidated statements of earnings. For further discussion, see Note 18. Contingencies.
▪Other Business Activities: Our R&D investments have evolved and shifted from our traditional tobacco businesses to new product platforms and technologies. Beginning January 1, 2024, our R&D expense is aligned with how our CODM evaluates performance results and allocates resources for segment reporting. For the years ended December 31, 2025 and 2024, using this approach, we recorded the majority of our pre-tax R&D expense of $195 million and $208 million, respectively, in our all other category, which now includes other business activities related to R&D expense for certain new product platforms and technologies. For the year ended December 31, 2023, the majority of our pre-tax R&D expense of $220 million was recorded in our smokeable products segment.

Note 16. Benefit Plans
Our subsidiaries sponsor noncontributory defined benefit pension plans covering certain employees. Employees hired on or after a specified date are instead eligible to participate in a defined contribution plan with enhanced benefits. We also provide postretirement health care and other benefits to certain retired employees.
We measure the plan assets and benefit obligations of our pension and postretirement plans at December 31 of each year.

▪Obligations and Funded Status: Benefit obligations, plan assets and funded status for our pension and postretirement plans were as follows at December 31:

	Pension		Postretirement
(in millions)	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year (1)	$6,082	$6,428	$1,078	$1,246
Service cost	37	41	11	15
Interest cost	318	321	56	62
Benefits paid	(457)	(457)	(90)	(91)
Actuarial (gains) losses	216	(251)	21	(153)
Plan amendments	4	—	—	(1)
Benefit obligation at end of year (1)	6,200	6,082	1,076	1,078
Change in plan assets:
Fair value of plan assets at beginning of year	6,545	6,775	84	102
Actual return on plan assets	646	209	9	12
Employer contributions	16	18	—	—
Benefits paid	(457)	(457)	(23)	(30)
Fair value of plan assets at end of year	6,750	6,545	70	84
Funded status at December 31	$550	$463	$(1,006)	$(994)
Amounts recognized on our consolidated balance sheets:
Other assets	$727	$624	$—	$—
Other accrued liabilities	(55)	(25)	(67)	(59)
Accrued pension costs	(122)	(136)	—	—
Accrued postretirement health care costs	—	—	(939)	(935)
	$550	$463	$(1,006)	$(994)
(1) We measure our pension plans using the projected benefit obligation and our postretirement plans using the accumulated postretirement benefit obligation.
Actuarial losses for our pension and postretirement plans for the year ended December 31, 2025 were due primarily to a lower discount rate. Actuarial gains for our pension plans for the year ended December 31, 2024 were due primarily to a higher discount rate. Actuarial gains for our postretirement plans for the year ended December 31, 2024 were due primarily to lower assumed health care plan participation rates and a higher discount rate.
The accumulated benefit obligation, which represents benefits earned to date, for all of our pension plans in aggregate was $6.1 billion and $5.9 billion at December 31, 2025 and 2024, respectively. For pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2025 and 2024, our accumulated benefit obligation was $159 million and $140 million, respectively. For pension plans with projected benefit obligations in excess of plan assets at December 31, 2025 and 2024, our projected benefit obligation was $177 million and $161 million, respectively. Additionally, at December 31, 2025 and 2024, there were no plan assets for these plans.
For all postretirement plans, our accumulated postretirement benefit obligations were in excess of plan assets at December 31, 2025 and 2024.
We used the following assumptions to determine our benefit obligations at December 31:

	Pension		Postretirement
	2025	2024	2025	2024
Discount rate	5.4%	5.7%	5.4%	5.7%
Rate of compensation increase - long-term	4.0	4.0	—	—
Health care cost trend rate assumed for next year	—	—	6.1	6.3
Ultimate trend rate	—	—	5.0	5.0
Year that the rate reaches the ultimate trend rate	—	—	2031	2031

We based the discount rates for our plans on a yield curve developed from a model portfolio of high-quality corporate bonds with durations that match the expected future cash flows of the benefit obligations.
▪Components of Net Periodic Benefit Cost (Income): Net periodic benefit cost (income) consisted of the following for the years ended December 31:

	Pension			Postretirement
(in millions)	2025	2024	2023	2025	2024	2023
Service cost	$37	$41	$39	$11	$15	$15
Interest cost	318	321	333	56	62	65
Expected return on plan assets	(430)	(465)	(485)	(5)	(6)	(8)
Amortization:
Net loss (gain)	50	28	4	(12)	(6)	(2)
Prior service cost (credit)	5	5	6	(41)	(41)	(40)
Net periodic benefit cost (income)	$(20)	$(70)	$(103)	$9	$24	$30
We used the following assumptions to determine our net periodic benefit cost (income) for the years ended December 31:

	Pension			Postretirement
	2025	2024	2023	2025	2024	2023
Discount rates:
Service cost	5.9%	5.4%	5.7%	5.9%	5.3%	5.7%
Interest cost	5.4	5.2	5.5	5.4	5.2	5.5
Expected rate of return on plan assets	6.1	6.1	6.1	7.4	7.4	7.4
Rate of compensation increase - long-term	4.0	4.0	4.0	—	—	—
Health care cost trend rate	—	—	—	6.3	6.5	6.5
▪Defined Contribution Plan Expense: We sponsor tax-qualified defined contribution plans covering certain salaried and hourly (non-union and union) employees. Contributions and costs are determined generally as a percentage of earnings, as defined by our plans. Amounts charged to expense for these defined contribution plans totaled $110 million, $112 million and $109 million in 2025, 2024 and 2023, respectively.
▪Pension and Postretirement Plan Assets: We managed our pension plan assets using a liability-driven investment framework that aligns plan assets with liabilities. This strategy is designed to balance pension liability hedging and asset growth in order to maintain our plan’s funded status and cover incremental service accruals and interest cost. Liability hedging is achieved through investing in rate-sensitive fixed income securities, while growth assets are comprised of publicly traded equity securities. The current equity/fixed income target allocation is 10%/90%.
Our investment strategy for our postretirement plan assets is intended to maximize our total asset return based on the expectation that equity securities will outperform debt securities over the long term and reflects the maturity structure of our benefit obligation. The current equity/fixed income target allocation is 55%/45%.
The actual composition of our plan assets at December 31, 2025 was broadly characterized with the following allocation:

	Pension	Postretirement
Equity securities	11%	54%
Corporate bonds	71%	31%
U.S. Treasury and foreign government securities	10%	5%
All other investments	8%	10%
We implement our investment strategy for our plan assets by investing in long-duration fixed income securities that primarily include U.S. corporate bonds of companies from diversified industries and U.S. Treasury securities that mirror our pension obligation benchmark, as well as U.S. and international equity index strategies that are intended to mirror broad market indices, including, the Standard & Poor’s 500 Index and Morgan Stanley Capital International (“MSCI”) Europe, Australasia, and the Far East (“EAFE”) Index. Our plans also invest in actively managed international equity securities of mid- and small-cap companies located in developed and emerging markets.

Our risk management practices for our plans include (i) ongoing monitoring of asset allocation, investment performance and investment managers’ compliance with their investment guidelines, (ii) periodic rebalancing between equity and debt asset classes and (iii) annual actuarial re-measurement of plan liabilities.
Our expected rate of return on our plan assets is determined by our plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. The forward-looking estimates are consistent with the long-term historical averages exhibited by returns on equity and fixed income securities. For determining our pension and postretirement net periodic benefit cost (income), our 2026 expected rate of return assumptions are 6.1% and 7.4%, respectively.
The fair values of our pension plan assets by asset category were as follows at December 31:

	2025			2024
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. and foreign government securities or their agencies:
U.S. government and agencies	$—	$634	$634	$—	$508	$508
U.S. municipal bonds	—	63	63	—	69	69
Foreign government and agencies	—	30	30	—	54	54
Corporate debt instruments:
Above investment grade	—	4,151	4,151	—	3,572	3,572
Below investment grade and no rating	—	698	698	—	582	582
Common stock:
International equities	249	—	249	398	—	398
U.S. equities	205	—	205	361	—	361
Asset backed securities	—	203	203	—	185	185
Other, net	(6)	98	92	(15)	99	84
	$448	$5,877	$6,325	$744	$5,069	$5,813
Investments measured at NAV as a practical expedient for fair value:
Collective investment funds
U.S. large cap			$259			$445
U.S. small cap			17			100
International developed markets			27			53
Total investments measured at NAV			$303			$598
Other			122			134
Fair value of plan assets, net			$6,750			$6,545
Level 3 holdings and transactions were immaterial relative to total plan assets at December 31, 2025 and 2024.

The fair values of our postretirement plan assets were as follows at December 31:

	2025			2024
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. and foreign government securities or their agencies:
U.S. government and agencies	$—	$2	$2	$—	$1	$1
Foreign government and agencies	—	2	2	—	2	2
Corporate debt instruments:
Above investment grade	—	20	20	—	24	24
Below investment grade and no rating	—	2	2	—	2	2
Other, net	—	7	7	—	8	8
	$—	$33	$33	$—	$37	$37
Investments measured at NAV as a practical expedient for fair value:
Collective investment funds:
U.S. large cap			$25			$35
International developed markets			13			12
Total investments measured at NAV			$38			$47
Other			(1)			—
Fair value of plan assets, net			$70			$84
There were no Level 3 postretirement plan holdings or transactions during 2025 and 2024.
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
▪Asset Backed Securities: Asset backed securities are fixed income securities such as mortgage backed securities, syndicated bank loans and auto loans that are collateralized by pools of underlying assets. They are valued at a price that is based on a compilation of primarily observable market information or a broker quote in a non-active over-the-counter market.
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
Cash Flows: We make contributions to our pension plans to the extent that the contributions are tax deductible and pay benefits that relate to plans for salaried employees that cannot be funded under IRS regulations. Currently, we anticipate making employer contributions in 2026 to our pension and postretirement plans of up to approximately $60 million and $100 million, respectively. However, the foregoing estimates of 2026 contributions are subject to change as a result of changes in tax and other benefit laws, changes in interest rates, as well as asset performance significantly above or below the assumed long-term rate of return for each respective plan.

Estimated future benefit payments at December 31, 2025 were as follows:

(in millions)	Pension	Postretirement
2026	$528	$82
2027	482	81
2028	482	81
2029	481	82
2030	481	82
2031-2035	2,330	416
Comprehensive Earnings/Losses
We recorded the following amounts in accumulated other comprehensive losses at December 31, 2025:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net (loss) gain	$(2,164)	$142	$(54)	$(2,076)
Prior service (cost) credit	(12)	175	(5)	158
Deferred income taxes	566	(78)	15	503
Amounts recorded in accumulated other comprehensive losses	$(1,610)	$239	$(44)	$(1,415)
We recorded the following amounts in accumulated other comprehensive losses at December 31, 2024:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net (loss) gain	$(2,213)	$172	$(45)	$(2,086)
Prior service (cost) credit	(13)	216	(5)	198
Deferred income taxes	578	(95)	13	496
Amounts recorded in accumulated other comprehensive losses	$(1,648)	$293	$(37)	$(1,392)
The movements in other comprehensive earnings (losses) for the year ended December 31, 2025 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost (income):
Amortization:
Net loss (gain)	$50	$(12)	$7	$45
Prior service cost (credit)	5	(41)	—	(36)
Deferred income taxes	(13)	13	(2)	(2)
	$42	$(40)	$5	$7
Other movements during the year:
Net (loss) gain	$(1)	$(18)	$(16)	$(35)
Prior service (cost) credit	(4)	—	—	(4)
Deferred income taxes	1	4	4	9
	$(4)	$(14)	$(12)	$(30)
Total movements in other comprehensive earnings (losses)	$38	$(54)	$(7)	$(23)

The movements in other comprehensive earnings (losses) for the year ended December 31, 2024 were as follows:

(in millions)	Pension	Post-retirement	Post-employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost (income):
Amortization:
Net loss (gain)	$28	$(6)	$7	$29
Prior service cost (credit)	5	(41)	—	(36)
Deferred income taxes	(8)	12	(2)	2
	$25	$(35)	$5	$(5)
Other movements during the year:
Net (loss) gain	$(5)	$159	$(13)	$141
Prior service (cost) credit	—	1	—	1
Deferred income taxes	1	(40)	3	(36)
	$(4)	$120	$(10)	$106
Total movements in other comprehensive earnings (losses)	$21	$85	$(5)	$101
The movements in other comprehensive earnings (losses) for the year ended December 31, 2023 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost (income):
Amortization:
Net loss (gain)	$4	$(2)	$6	$8
Prior service cost (credit)	6	(40)	—	(34)
Deferred income taxes	(2)	11	(1)	8
	$8	$(31)	$5	$(18)
Other movements during the year:
Net (loss) gain	$(60)	$20	$(11)	$(51)
Prior service (cost) credit	—	3	—	3
Deferred income taxes	16	(10)	3	9
	$(44)	$13	$(8)	$(39)
Total movements in other comprehensive earnings (losses)	$(36)	$(18)	$(3)	$(57)

Note 17. Additional Information

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Research and development expense	$195	$208	$220

Interest expense	$1,177	$1,124	$1,149
Interest income	(98)	(87)	(160)
Interest and other debt expense, net	$1,079	$1,037	$989

The activity in the allowance for discounts and allowance for returned goods (1) was as follows:

	For the Years Ended December 31,
(in millions)	2025		2024		2023
	Discounts	Returned Goods	Discounts	Returned Goods	Discounts	Returned Goods
Balance at beginning of year	$3	$51	$—	$39	$—	$41
Charged to costs and expenses	579	132	603	142	597	118
Deductions (2)	(578)	(134)	(600)	(130)	(597)	(120)
Balance at end of year	$4	$49	$3	$51	$—	$39
(1) Primarily related to USSTC’s policy to accept authorized sales returns from its customers for products that have passed the freshness date printed on product packaging due to the limited shelf life of USSTC’s MST products.
(2) Represents the recording of discounts and returns for which allowances were created.

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

Judgments Paid and Provisions for Tobacco and Health (Including Engle Progeny Litigation) and Certain Other Litigation Items: The changes in our accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

(in millions)	2025	2024	2023
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$96	$346	$71
Pre-tax charges for:
Tobacco and health and certain other litigation (1)	55	70	79
Shareholder derivative lawsuits (2)	—	—	98
JUUL-related settlements (3)	—	30	242
Related interest costs	3	1	11
Payments	(83)	(351)	(155)
Accrued liability for tobacco and health and certain other litigation items at end of period	$71	$96	$346
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
Since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $1.1 billion and interest totaling approximately $245 million as of December 31, 2025. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $453 million and related interest totaling approximately $62 million.
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of December 31, 2025, PM USA has posted appeal bonds totaling approximately $18 million, which have been collateralized with restricted cash and are included in assets on our consolidated balance sheets.
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
The table below lists the number of certain tobacco-related cases pending in the United States against us as of December 31:

	2025	2024	2023
Individual Smoking and Health Cases (1)	182	180	172
Health Care Cost Recovery Actions	1	1	1
E-vapor Cases (2)	16	24	5,177
Other Tobacco-Related Cases (3)	3	3	3
(1) Includes as of December 31, 2025, 29 cases filed in Illinois, nine cases filed in New Mexico, 79 cases filed in Massachusetts, 15 cases filed in Oregon, eight cases filed in Hawaii, 11 cases filed in the U.S. Virgin Islands and eight non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle class (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Progeny Cases).
(2) In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits, and, in March 2024, the court granted final approval of the settlement. Pending final dismissal of these cases, as of December 31, 2025, the remaining cases include 11 individual cases that opted out of the settlement, four class action lawsuits pending in Canada and one individual state court case relating to the Multidistrict Litigation. For further discussion of the Multidistrict Litigation settlement, see E-vapor Product Litigation below.
(3) See Certain Other Tobacco-Related Litigation - “Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions below.

International Tobacco-Related Cases: As of January 26, 2026, (i) Altria is named as a defendant in four e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in seven smoking and health class actions filed in various Canadian provinces. See Smoking and Health Litigation - Other Smoking and Health Class Actions below for a discussion of the smoking and health class actions filed in various Canadian Provinces. Also, see Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement (defined below) between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of January 26, 2026, two Engle progeny cases, one individual smoking and health cases and no e-vapor cases are set for trial through March 31, 2026. Trial dates are subject to change.
Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 87 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 53 of the 87 cases. Of the 34 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 28 have reached final resolution.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of January 26, 2026.
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
Non-Engle Progeny Litigation: The charts below summarize the verdicts in and post-trial status of certain non-Engle progeny smoking and health cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of January 26, 2026 where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated, and the second chart lists cases that have concluded in the past 12 months where PM USA paid a final judgment. In this Note 18. Contingencies, references to “R.J. Reynolds” are to R.J. Reynolds Tobacco Company. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings. A chart listing certain verdicts for plaintiffs in pending Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.
Currently Pending Non-Engle Cases with Verdicts against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	State	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status
Petruzziello	November 2025	PM USA R.J. Reynolds	MA	<$1 million	$0	Plaintiff has filed a motion for a new trial.
Perez-Trinidad	October 2025	PM USA R.J. Reynolds	MA	$1 million	$5.5 million	PM USA intends to appeal.
Amaral	March 2025	PM USA R.J. Reynolds	MA	$4 million	$25 million	PM USA has filed post-trial motions challenging the verdict and, if necessary, will appeal.
Taylor	April 2024	PM USA	OR	<$1 million	$0	PM USA filed post-trial motions, which were denied, and PM USA filed a notice of appeal of the final judgment and the trial court’s denial of the post-trial motions.
Ricapor-Hall	August 2023	PM USA	HI	$6 million ($3 million)	$8 million	PM USA’s appeal and plaintiff’s cross-appeal remain pending. In April 2025, the Hawaii Supreme Court granted plaintiff’s application to transfer the appeal to that Court from the Intermediate Court of Appeals.
Fontaine	September 2022	PM USA	MA	$8 million	$56 million	PM USA’s appeal remains pending. In May 2025, the Massachusetts Supreme Judicial Court took jurisdiction over the appeal from the Appeals Court of Massachusetts.
(1) PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.

Non-Engle Cases Concluded in Past 12 Months
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	State	Payment Amount for Damages (if any)
Woodley	August 2023	PM USA	MA	$5 million
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of January 26, 2026, approximately 48 state court cases were pending against PM USA or Altria. Each federal Engle progeny case has been resolved.
Engle Progeny Trial Results: As of January 26, 2026, 147 federal and state Engle progeny cases involving PM USA have resulted in verdicts. Eighty-eight were returned in favor of plaintiffs, four of which have been reversed post-trial or on appeal and remain pending. Fifty-nine verdicts were returned in favor of PM USA, one of which has been reversed post-trial or on appeal and remains pending. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of January 26, 2026.
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
The charts below list the verdicts in and post-trial status of certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of January 26, 2026 where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated, and the second chart lists cases that have concluded in the past 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.
Currently Pending Engle Cases with Verdicts against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status
Garcia	June 2024	PM USA	Miami-Dade	$2 million	$10 million	Appeals to the Third District Court of Appeal pending.
(1) PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.
Engle Cases Concluded in Past 12 Months
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Payment Amount for Damages (if any)
Chacon	October 2023	PM USA	Miami-Dade	$1 million
McCall	October 2023	PM USA	Broward	<$1 million
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

Class certification has been denied or reversed by courts in approximately 60 smoking and health class actions involving PM USA. See Certain Other Tobacco-Related Litigation below for a discussion of “Lights” and “Ultra Lights” class action cases and medical monitoring class action cases pending against PM USA.
As of January 26, 2026, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to us) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the United States). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. In August 2025, a plan for those companies was implemented, under which those companies agreed, among other things, to pay an aggregate global settlement amount of CAD $32.5 billion to resolve all tobacco product-related claims and litigation in Canada. Under the plan, Altria and PM USA have obtained releases of claims and the related litigation against them will be dismissed. Pursuant to the indemnification obligations in the Distribution Agreement, neither Altria nor PM USA is responsible for any payments required to resolve the Canadian litigation. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
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
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by the States of Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $10.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. The OPMs’ obligation to make quarterly payments settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million, on a pro rata basis based on market share, ended in the fourth quarter of 2024. For the years ended December 31, 2025, 2024 and 2023, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $3.0 billion, $3.5 billion and $3.7 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.

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
Settlements of NPM Adjustment Disputes.
▪Multi-State Settlement. As of December 2025, a total of 39 states and territories had joined the multi-state settlement. Pursuant to this settlement, PM USA has received $1.47 billion since 2014 and expects to receive annual credits applied against PM USA’s MSA payments through 2041.
▪New York Settlement. In 2015, PM USA entered into a separate NPM Adjustment settlement in which PM USA settled the NPM Adjustment disputes with the State of New York in perpetuity. PM USA has received $646 million pursuant to the New York settlement and expects to receive annual credits applied against the MSA payments due to the State of New York going forward.
▪Montana Settlement. In 2020, PM USA entered into a separate NPM Adjustment settlement in which PM USA settled the NPM Adjustment disputes with the State of Montana through 2030, resulting in a payment from PM USA to the State of Montana for an insignificant amount.
▪Massachusetts Settlement. In 2024, PM USA entered into a separate NPM Adjustment settlement in which PM USA settled the NPM Adjustment disputes with the Commonwealth of Massachusetts through 2011. As a result of this settlement, PM USA expects to receive $28 million in April 2026. Accordingly, PM USA recorded $28 million as a reduction in costs of sales in the third quarter of 2024.
▪Washington Settlement. In 2025, PM USA entered into a separate NPM Adjustment settlement in which PM USA settled the NPM Adjustment disputes with the State of Washington through 2015. As a result of this settlement, PM USA will receive $53 million as a credit against its MSA payment due in 2026. In addition to the amounts recorded in the fourth quarter of 2023 discussed below in connection with the 2005 through 2007 NPM Adjustments, PM USA recorded a $22 million reduction in costs of sales and $4 million of interest expense in the fourth quarter of 2025.
▪U.S. Territories Settlement. In 2025, PM USA entered into a separate NPM Adjustment settlement in which PM USA settled the NPM Adjustment disputes with American Samoa, Guam, the Commonwealth of the Northern Mariana Islands and the U.S. Virgin Islands through 2024. As a result of this settlement, PM USA will receive a credit in an insignificant amount applied against its April 2026 MSA payment to those territories. Accordingly, PM USA recorded an insignificant amount as a reduction in cost of sales in the third quarter of 2025.
Continuing NPM Adjustment Disputes with States That Have Not Settled.
▪2004 NPM Adjustment. The PMs and 10 states that had not settled the NPM Adjustment disputes for 2004 participated in a multi-state arbitration. The arbitration panel found three of these states (Washington, Missouri and New Mexico) were not diligent in the enforcement of their escrow statutes in 2004, and PM USA received approximately $52 million on account of the 2004 NPM Adjustment as a credit against its April 2023 MSA payment. The State of New Mexico challenged the determination in its state court, and the trial court vacated the award. PM USA appealed, and the New Mexico Court of Appeals reinstated the award. The appellate court’s ruling remains subject to appeal, and the outcome of an appeal may affect the final amount of the 2004 NPM adjustment PM USA and other PMs will receive.
▪2005-2007 NPM Adjustments. The PMs and six states that had not settled the NPM Adjustment disputes are currently arbitrating certain NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005 through 2007, for five of the six states, and one year, 2005, for one state. As of January 26, 2026, the arbitration panel found the States of Maryland, Wisconsin and Ohio diligent for all three years and the State of Washington not diligent for all three years. The State of Washington subsequently settled, as discussed above. PM USA recorded $14 million as a reduction of costs of sales and $21 million as interest income in the fourth quarter of 2023 for its estimate of the minimum amount of the 2005 through 2007 NPM Adjustments it will receive.
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
In July 2024, the State of Minnesota filed a motion in Minnesota state court seeking to enforce the Minnesota State Settlement Agreement against PM USA, R.J. Reynolds and ITG concerning the same tax rate issues raised by the States of Mississippi and Texas. The court found in favor of the State of Minnesota. In October 2025, the court issued an order as to damages, finding that PM USA owes the State of Minnesota $10 million plus pre- and post-judgment interest. PM USA intends to appeal.
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
In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits as well as the majority of the group of cases pending in the consolidated California state court proceeding for $235 million, for which amount we recorded a pre-tax provision in the second quarter of 2023. In March 2024, the court granted final approval of the class action settlement, and we paid the settlement amount in the second quarter of 2024. The settlement applies to all of the Multidistrict Litigation except 11 individual cases that opted out of the settlement, all of the consolidated California cases except nine individual cases that opted out of the settlement and 38 “third party” cases brought by Native American tribes. We separately agreed to settle the cases brought by Native American tribes in July 2024, and these cases have been dismissed. We recorded a pre-tax provision for $20 million in the second quarter of 2024 related to the Native American tribes settlement and paid the settlement amount in October 2024. Neither settlement applies to four class action lawsuits pending in Canada or 17 putative class action antitrust lawsuits. For a description of the antitrust cases not subject to the settlement, see Antitrust Litigation below.
E-vapor Patent Litigation
JUUL Patent Litigation: In May 2023, Fuma International LLC (“Fuma”) filed a lawsuit against Altria and our affiliates Nu Mark LLC (“Nu Mark”), AGDC, ALCS and NJOY in the U.S. District Court for the Eastern District of Virginia asserting claims of patent infringement based on the sale of various Nu Mark and NJOY products, including NJOY ACE, in the United States. In August 2023, we entered into an agreement with Fuma resulting in NJOY’s acquisition of the patents that Fuma asserted in its lawsuit. The parties separately agreed that Fuma would dismiss its patent infringement claims in exchange for $10 million, and such claims were dismissed in August 2023. We recorded a pre-tax provision for $10 million in the third quarter of 2023 related to the agreement and paid such amount to Fuma in August 2023.
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
Also in June 2023, the same plaintiffs filed a related action against the same defendants with the ITC. There, the plaintiffs also allege patent infringement, but the remedies sought include an exclusion order that would prohibit the importation of NJOY ACE into the United States. No damages are recoverable in the proceedings before the ITC. In January 2025, following an initial determination by the Administrative Law Judge (“ALJ”), the ITC issued its final determination finding that NJOY ACE infringes the four patents plaintiff asserted and issued an exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States. The orders became effective on March 31, 2025. We have appealed the orders to the U.S. Court of Appeals for the Federal Circuit. The orders will remain in effect during the pendency of the appeal.
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
In August 2023, NJOY filed a complaint against JUUL in the U.S. District Court for the District of Delaware asserting claims of patent infringement based on the sale of certain JUUL e-vapor products, including the currently marketed JUUL device and JUULpods, in the United States. The lawsuit was stayed pending the final determination of an ITC investigation NJOY filed against JUUL in August 2023 (discussed below). In October 2025, after the final determination of the corresponding ITC investigation, NJOY moved to lift the stay, and the court granted the motion. JUUL subsequently moved to re-stay the case.
Also in August 2023, NJOY filed a related action against JUUL with the ITC alleging patent infringement and seeking a ban on the importation and sale of the same JUUL products in the United States. In December 2024, the ALJ issued an initial determination concluding that, while the patents NJOY asserted against JUUL are valid, JUUL products do not infringe the patents. On review, the ITC affirmed the ALJ’s initial determination that the JUUL products do not infringe the asserted patents and terminated the investigation. In May 2025, we appealed the ITC’s final determination to the U.S. Court of Appeals for the Federal Circuit. Subsequently, in July 2025, we voluntarily dismissed the appeal and, in October 2025, moved to lift the stay on NJOY’s lawsuit against JUUL in the U.S. District Court for the District of Delaware (discussed above).
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
In August 2025, JUUL filed an additional lawsuit against Altria and our affiliates AGDC, ALCS, NJOY Holdings and NJOY in the U.S. District Court for the District of Arizona asserting claims of patent infringement based on the sale of NJOY Daily in the United States. Plaintiff seeks various remedies, including damages and an injunction on sales of NJOY Daily and any other products NJOY may be developing or preparing for commercialization in the United States that would infringe JUUL’s patent.
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
In November 2025, Altria, AGDC, ALCS, NJOY Holdings and NJOY sued the ITC and the ALJ in the U.S. District Court for the Eastern District of Virginia, seeking to enjoin the ITC and ALJ from adjudicating JUUL’s action. The lawsuit asserts that Altria and our affiliates are entitled to have JUUL’s claims heard in a federal court and be tried to a jury, and that the ALJ is unconstitutionally appointed and shielded from removal by the President. Altria and our affiliates have moved for summary judgment and a preliminary injunction. Also in November 2025, NJOY Holdings and NJOY filed a petition with PTAB challenging the validity of the patent underlying JUUL’s August 2025 actions.
In September 2025, NJOY filed an additional complaint against JUUL in the U.S. District Court for the District of Delaware asserting claims of patent infringement based on the sale of certain JUUL e-vapor products, including the currently marketed JUUL device and JUULpods, in the United States. Also in September 2025, NJOY, ALCS, and AGDC filed a related action against JUUL with the ITC alleging patent infringement and seeking a ban on the importation and sale of the same JUUL products in the United States. A hearing before the ALJ is scheduled for September 2026, and we expect an initial determination from the ALJ in December 2026, subject to the ALJ’s ability to grant himself an extension. The ALJ’s recommendation will be reviewed by the ITC, and we expect the ITC’s final determination in April 2027, subject to the ITC’s right to grant itself an extension.
R.J. Reynolds Patent Litigation: ALCS filed a lawsuit against R.J. Reynolds in the U.S. District Court for the Middle District of North Carolina alleging patent infringement by R.J. Reynolds’ e-vapor products. In September 2022, a jury awarded ALCS $95 million in damages for past infringement, plus supplemental damages and interest. In January 2023, the court ordered R.J. Reynolds to pay ALCS a 5.25% royalty on future sales of its infringing product resulting in positive net income through the expiration of the relevant patents in 2035. R.J. Reynolds filed a notice of appeal of the judgment to the U.S. Court of Appeals for the Federal Circuit, which affirmed the judgment in December 2024. In August 2025, R.J. Reynolds petitioned the U.S. Supreme Court to review the federal appellate court’s affirmance of the federal district court’s judgment. In October 2025, the U.S. Supreme Court denied R.J. Reynolds’ petition.
In July 2024, R.J. Reynolds moved the district court to vacate the judgment, including the damages awards and ongoing royalties, on the grounds that R.J. Reynolds obtained a sublicense to the asserted patents from JUUL in December 2023. In December 2024, the district court denied the motion as to the damages award and royalties due through December 2023. The district court also found that additional proceedings were warranted on the part of the motion regarding royalties after R.J. Reynolds obtained the sublicense. The district court has set an estimated timeframe to hold an evidentiary hearing for February or March 2026. Any gains related to this lawsuit remain subject to these district court proceedings. Accordingly, they have not yet been determined to be realized or realizable in accordance with GAAP and have not been recognized in our consolidated financial statements.
Antitrust Litigation
In March 2023, we entered into a stock transfer agreement with JUUL pursuant to which, among other things, we transferred to JUUL all of our beneficially owned JUUL equity securities.
As of January 26, 2026, 17 putative class action lawsuits have been filed against Altria and JUUL in the U.S. District Court for the Northern District of California. In November 2020, these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Antitrust Act of 1890 and Section 7 of the Clayton Antitrust Act and various state antitrust and consumer protection laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid and rescission of the transaction. In February 2024, the court ordered that certain of the direct-purchaser plaintiffs’ claims against JUUL be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement and dismissed without prejudice the direct-purchaser plaintiffs’ claims for injunctive relief. In April 2025, plaintiffs voluntarily dismissed all monopolization claims and all claims against the Altria defendants under California’s Unfair Competition Law. The trial with respect to the remaining claims in the consolidated lawsuits is set to commence in May 2026.
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
Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or our other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of January 26, 2026, two “Lights/Ultra Lights” class actions are pending in U.S. state courts. Neither case is active.
As of January 26, 2026, one smoking and health case alleging personal injury or seeking court-supervised programs or an ongoing medical monitoring program on behalf of individuals exposed to ETS and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
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
Guarantees and Other Similar Matters
In the ordinary course of business, we have agreed to indemnify a limited number of third parties in the event of future litigation. At December 31, 2025, we (i) had $43 million of unused letters of credit obtained in the ordinary course of business and (ii) were contingently liable for guarantees related to our own performance. In addition, from time to time, we issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on our liquidity.
Under the terms of a distribution agreement between Altria and PMI (“Distribution Agreement”), entered into as a result of our 2008 spin-off of our former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. We do not have a related liability recorded on our consolidated balance sheet at December 31, 2025 as the fair value of this indemnification is insignificant.
As part of our supplier financing program, Altria guarantees the financial obligations of ALCS under the financing program agreement. For further discussion of our supplier financing program, see Note 2. Summary of Significant Accounting Policies - Supplier Financing.
PM USA guarantees our obligations under our outstanding debt securities, any borrowings under our $3.0 billion Credit Agreement and any amounts outstanding under our commercial paper program.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Altria Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Altria Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of earnings, of comprehensive earnings, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Skoal Trademark Impairment Assessment
As described in Notes 2 and 4 to the consolidated financial statements, the Company’s indefinite-lived intangible assets carrying value was $11,089 million as of December 31, 2025, and the balance associated with the Skoal trademark was approximately $3,600 million. Management conducts an annual review of indefinite-lived intangible assets for potential impairment as of October 1 of each year, and more frequently if an event occurs or circumstances change that would require management to perform an interim review. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, management considers the intangible asset impaired and reduces the carrying value to fair value in the period identified. Management used an income approach to estimate the fair value of the Skoal trademark, discounting expected future cash flows at a rate of return reflecting the risk-free rate for the use of those funds, the expected rate of inflation and risks associated with realizing expected future cash flows. In determining the estimated fair value of the Skoal trademark, management made various judgments, estimates and assumptions, the most significant of which were volume, price, revenue, income, operating margins, perpetual growth rates, discount rates and scenario weightings, as applicable.
The principal considerations for our determination that performing procedures relating to the Skoal trademark impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Skoal trademark; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessment, including controls over the valuation of the Skoal trademark. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the Skoal trademark; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue and the discount rate. Evaluating management’s assumption related to revenue involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Skoal brand; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rate assumption.
Goodwill Impairment Assessments - E-vapor Reporting Unit
As described in Notes 2 and 4 to the consolidated financial statements, the Company's goodwill balance was $5,787 million as of December 31, 2025, and the goodwill associated with the e-vapor reporting unit was $610 million. Management conducts an annual review of goodwill for potential impairment as of October 1 of each year, and more frequently if an event occurs or circumstances change that would require management to perform an interim review. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. In January 2025, the U.S. International Trade Commission (“ITC”) issued an exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States, which became effective on March 31, 2025. As a result, in connection with the preparation of the Company’s financial statements for the period ended March 31, 2025, management concluded a triggering event had occurred and performed an interim impairment assessment. Management recorded a goodwill impairment of $873 million during the first quarter of 2025. During the fourth quarter of 2025, management evaluated the current enforcement environment against illicit flavored disposable e-vapor products and deemed any effective enforcement would likely occur gradually over a longer period of time. Management performed the annual impairment test of goodwill as of October 1, 2025. The annual test indicated that the estimated fair value of the e-vapor reporting unit was below its carrying value, resulting in a goodwill impairment of $285 million. Management used an income approach to estimate the fair values of the Company’s reporting units, discounting expected future cash flows at a rate of return reflecting the risk-free rate for the use of those funds, the expected rate of inflation and risks associated with realizing expected future cash flows. Management’s cash flows were based on a range of scenarios that consider certain potential regulatory and market outcomes. In performing the discounted cash flow analyses, management made various judgments, estimates and assumptions, the most significant of which were volume, price, revenue, income, operating margins, scenario weightings, perpetual growth rate and discount rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the e-vapor reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to volume, price, operating margins, scenario weightings, perpetual growth rate and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the e-vapor reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of the underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to volume, price, operating margins, scenario weightings, perpetual growth rate and discount rates. Evaluating management’s assumptions related to volume, price, operating margins, and scenario weightings involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the e-vapor reporting unit; (ii) the consistency with external market, regulatory, and industry data, as applicable; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income approach and (ii) the reasonableness of the perpetual growth rate and discount rates assumptions.
E-vapor Definite-Lived Intangible Assets Impairment Assessment
As described in Notes 2 and 4 to the consolidated financial statements, the Company’s definite-lived intangible assets carrying value was $787 million as of December 31, 2025, and the carrying value associated with e-vapor definite-lived intangible assets was $60 million. Management reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. Management performs undiscounted operating cash flow analyses to determine if an impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, management groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If management determines that an impairment exists, any related impairment loss is calculated based on fair value. During the fourth quarter of 2025, management evaluated the current enforcement environment against illicit flavored disposable e-vapor products and deemed any effective enforcement would likely occur gradually over a longer period of time. As a result, management performed a recoverability test of the e-vapor definite-lived intangible assets. Management determined that the asset group was not recoverable because the estimated undiscounted cash flows, including an assumed terminal‑year EBITDA multiple, were less than its carrying value. Management then measured the impairment loss by comparing the carrying value of the definite-lived intangible assets, consisting of developed technology and trademarks, to their estimated fair values, which were determined using an income approach, specifically the relief from royalty method, which estimates the value of an intangible asset by calculating the present value of the hypothetical royalty payments a company avoids by owning the asset rather than licensing it from a third party. In performing the analysis, management made various judgments, estimates and assumptions, the most significant of which were volume, price, revenue, income, operating margins, scenario weightings, discount rates, royalty rates, obsolescence rates and economic lives. As a result, management recorded a pre-tax impairment of these assets of $970 million.
The principal considerations for our determination that performing procedures relating to the e-vapor definite-lived intangible asset impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the e-vapor definite-lived intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to volume, price, operating margins, scenario weightings, discount rates, royalty rates, obsolescence rates, economic lives and EBITDA multiple; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s definite-lived intangible asset impairment assessment, including controls over the valuation of the e-vapor definite-lived intangible assets. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the e-vapor definite-lived intangible assets; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to volume, price, operating margins, scenario weightings, discount rates, royalty rates, obsolescence rates, economic lives and EBITDA multiple. Evaluating management’s assumptions related to volume, price, operating margins, and scenario weighting involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the e-vapor asset group; (ii) the consistency with external market, regulatory, and industry data, as applicable; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rates, royalty rates, obsolescence rates, economic lives and EBITDA multiple.
/s/ PricewaterhouseCoopers LLP
Richmond, Virginia
January 29, 2026
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
Management assessed the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of Altria Group, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of Altria Group, Inc.’s Board of Directors.
Based on this assessment, management determined that, as of December 31, 2025, Altria Group, Inc. maintained effective internal control over financial reporting.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of Altria Group, Inc. included in this report, has audited the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2025, as stated in their report herein.

January 29, 2026

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

Item 9B. Other Information.
During the quarter ended December 31, 2025, none of our directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Except for the information relating to the executive officers set forth in Item 10, the information called for by Items 10-14 is hereby incorporated by reference to our definitive proxy statement for use in connection with our 2026 Annual Meeting of Shareholders (“2026 Annual Meeting”) to be held on May 14, 2026 that is expected to be filed with the SEC on or about April 2, 2026 (“proxy statement”), and, except as indicated therein, made a part hereof.

Item 10. Directors, Executive Officers and Corporate Governance.
Refer to “Board and Governance Matters - Proposal 1 - Election of Directors” and “Board and Governance Matters - Board and Committee Governance” sections of the proxy statement.
Information about Our Executive Officers as of February 13, 2026:

Name	Office	Age
Jody L. Begley	Executive Vice President and Chief Operating Officer	54
William F. Gifford, Jr.	Chief Executive Officer	55
Salvatore Mancuso	Executive Vice President and Chief Financial Officer	60
Robert A. McCarter III	Executive Vice President and General Counsel	53
Heather A. Newman	Senior Vice President, Chief Strategy & Growth Officer	48
Katie F. Patterson	Vice President and Controller	40
Charles N. Whitaker	Senior Vice President, Chief Human Resources Officer and Chief Compliance Officer	59
All of the above-mentioned executive officers have been employed by Altria or our subsidiaries in various capacities during the past five years.
As previously announced, effective upon the conclusion of the 2026 Annual Meeting on May 14, 2026, Mr. Gifford will retire as Chief Executive Officer and Mr. Mancuso will become Chief Executive Officer. Additionally, Ms. Newman will become Executive Vice President and Chief Financial Officer, effective upon the conclusion of the 2026 Annual Meeting.

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

Item 11. Executive Compensation.
Refer to “Executive Compensation,” and “Board and Governance Matters - Director Compensation” sections of our proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under our equity compensation plans at December 31, 2025, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by shareholders (1)	5,306,644 (2)	$—	25,827,825 (3)
(1)Our shareholders have approved the following plans, shares of which are referenced in column (a) or column (c): the 2020 Performance Incentive Plan, the 2025 Performance Incentive Plan and the 2025 Stock Compensation Plan for Non-Employee Directors.
(2)Represents 3,933,158 shares of restricted stock units and 1,373,486 shares that may be issued upon vesting of performance stock units if maximum performance measures are achieved.
(3)Includes 24,827,825 shares available under the 2025 Performance Incentive Plan and 1,000,000 shares available under the 2025 Stock Compensation Plan for Non-Employee Directors, and excludes shares reflected in column (a).
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
In accordance with Regulation S-X Rule 3-09, the audited financial statements of ABI for the year ended December 31, 2025 will be filed by amendment within six months after ABI’s year ended December 31, 2025.
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

4.1	Description of Altria Group, Inc.’s Registered Securities. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2025 (File No. 1-08940).

4.2	Indenture between Altria Group, Inc. and The Bank of New York (as successor in interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee, dated as of December 2, 1996. Incorporated by reference to Altria Group, Inc.’s Registration Statement on Form S-3/A filed on January 29, 1998 (No. 333-35143).

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

10.22
Deferred Fee Plan for Non-Employee Directors, as amended and restated effective October 28, 2015. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-08940).*

10.23
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

10.25	Form of Indemnity Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 30, 2006 (File No. 1-08940).

10.26	Form of Restricted Stock Unit Agreement (2020). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (File No. 1-08940).*

10.27	Form of Performance Stock Unit Agreement (2020). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (File No. 1-08940).*

10.28	Form of Restricted Stock Unit Agreement (2021). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 (File No. 1-08940).*

10.29	Form of Performance Stock Unit Agreement (2021). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 (File No. 1-08940).*

10.30	Form of Restricted Stock Unit Agreement (2022). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 (File No. 1-08940).*

10.31	Form of Performance Stock Unit Agreement (2022). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 (File No. 1-08940).*

10.32	Form of Restricted Stock Unit Agreement (2023). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 (File No. 1-08940).*

10.33	Form of Performance Stock Unit Agreement (2023). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 (File No. 1-08940).*

10.34	Form of Restricted Stock Unit Agreement (2024). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 (File No. 1-08940).*

10.35	Form of Performance Stock Unit Agreement (2024). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 (File No. 1-08940).*

10.36	Deferred Fee Plan for Non-Employee Directors, as amended and restated effective October 29, 2025.*

10.37	2025 Performance Incentive Plan. Incorporated by reference to Exhibit A to Altria Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 3, 2025 (File No. 1-08940).*

10.38
2025 Stock Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit B to Altria Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 3, 2025 (File No. 1-08940).*

10.39	Form of Restricted Stock Unit Agreement (2025). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2025 (File No. 1-08940).*

10.40	Form of Performance Stock Unit Agreement (2025). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2025 (File No. 1-08940).*

10.41
Form of Executive Confidentiality and Non-Competition Agreement (October 2018). Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-08940).*

10.42
Form of Confidentiality and Non-Competition Agreement (February 2019). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 1-08940).*

10.43	Form of Letter Regarding Reimbursement of Legal Expenses. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-08940).*

10.44
Time Sharing Agreement between Altria Client Services LLC and William F. Gifford, Jr., dated February 23, 2023. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-08940).*

10.45	Form of Agreement and General Release (September 2019). Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-08940).*

19	Insider trading policy.

21	Subsidiaries of Altria Group, Inc.

22	Guarantor Subsidiary of the Registrant.

23	Consent of independent registered public accounting firm.

24	Powers of attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Altria Group, Inc. Dodd-Frank Compensation Recoupment Policy. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-08940).

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

101	The following financial statements from the our Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Earnings, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
(William F. Gifford, Jr. Chief Executive Officer)

Date: February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/ WILLIAM F. GIFFORD, JR. (William F. Gifford, Jr.)		Director and Chief Executive Officer	February 25, 2026

/s/ SALVATORE MANCUSO (Salvatore Mancuso)		Director, Executive Vice President and Chief Financial Officer	February 25, 2026

/s/ KATIE F. PATTERSON (Katie F. Patterson)		Vice President and Controller	February 25, 2026

* IAN L.T. CLARKE,		Directors
MARJORIE M. CONNELLY,
R. MATT DAVIS,
DEBRA J. KELLY-ENNIS,
KATHRYN B. MCQUADE,
GEORGE MUÑOZ,
VIRGINIA E. SHANKS,
RICHARD S. STODDART,
ELLEN R. STRAHLMAN,
M. MAX YZAGUIRRE

* By:	/s/ WILLIAM F. GIFFORD, JR. (WILLIAM F. GIFFORD, JR. ATTORNEY-IN-FACT)		February 25, 2026