Form 10-Q
period 2026-03-31
ALTRIA GROUP, INC.
filed 2026-04-30
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At April 22, 2026, there were 1,669,891,235 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)
______________________________

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$3,531	$4,474
Receivables	284	263
Inventories:
Leaf tobacco	525	531
Other raw materials	265	245
Work in process	24	13
Finished product	332	281
	1,146	1,070
Other current assets	241	125
Total current assets	5,202	5,932

Property, plant and equipment, at cost	4,707	4,672
Less accumulated depreciation	2,977	2,962
	1,730	1,710

Goodwill	5,787	5,787
Other intangible assets, net	11,873	11,876
Investments in equity securities	8,947	8,617
Other assets	1,045	1,095
Total Assets	$34,584	$35,017

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)
________________________________________________

	March 31, 2026	December 31, 2025
Liabilities
Current portion of long-term debt	$542	$1,569
Accounts payable	701	750
Accrued liabilities:
Marketing	895	928
Settlement charges	2,837	2,178
Other	1,653	1,947
Dividends payable	1,779	1,782
Total current liabilities	8,407	9,154

Long-term debt	24,060	24,140
Deferred income taxes	3,464	3,370
Accrued pension costs	120	122
Accrued postretirement health care costs	935	939
Other liabilities	759	744
Total liabilities	37,745	38,469
Contingencies (Note 12)
Stockholders’ Equity (Deficit)
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,894	5,921
Earnings reinvested in the business	35,859	35,452
Accumulated other comprehensive losses	(2,450)	(2,627)
Cost of repurchased stock (1,135,384,913 shares at March 31, 2026 and 1,131,643,020 shares at December 31, 2025)	(43,449)	(43,183)
Total stockholders’ equity (deficit) attributable to Altria	(3,211)	(3,502)
Noncontrolling interest	50	50
Total stockholders’ equity (deficit)	(3,161)	(3,452)
Total Liabilities and Stockholders’ Equity (Deficit)	$34,584	$35,017

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)
_____________________________________

For the Three Months Ended March 31,	2026	2025
Net revenues	$5,428	$5,259
Cost of sales	1,252	1,270
Excise taxes on products	670	740
Gross profit	3,506	3,249
Marketing, administration and research costs	550	588
Impairment of goodwill	—	873
Operating income	2,956	1,788
Interest and other debt expense, net	258	262
Net periodic benefit income, excluding service cost	(3)	(14)
(Income) losses from investments in equity securities	(158)	(143)
Earnings before income taxes	2,859	1,683
Provision for income taxes	676	606
Net earnings	$2,183	$1,077
Per share data:
Basic and diluted earnings per share	$1.30	$0.63

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)
_____________________

For the Three Months Ended March 31,	2026	2025
Net earnings	$2,183	$1,077
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	10	1
ABI	163	(269)
Currency translation adjustments	4	(23)
Other comprehensive earnings (losses), net of deferred income taxes	177	(291)
Comprehensive earnings	$2,360	$786

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Three Months Ended March 31, 2026 and 2025
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interest (1)	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2025	$935	$5,921	$35,452	$(2,627)	$(43,183)	$50	$(3,452)
Net earnings	—	—	2,183	—	—	—	2,183
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	177	—	—	177
Stock award activity	—	(27)	—	—	16	—	(11)
Cash dividends declared ($1.06 per share)	—	—	(1,776)	—	—	—	(1,776)
Repurchases of common stock	—	—	—	—	(280)	—	(280)
Other	—	—	—	—	(2)	—	(2)
Balances, March 31, 2026	$935	$5,894	$35,859	$(2,450)	$(43,449)	$50	$(3,161)

Balances, December 31, 2024	$935	$5,905	$35,516	$(2,400)	$(42,194)	$50	$(2,188)
Net earnings	—	—	1,077	—	—	—	1,077
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(291)	—	—	(291)
Stock award activity	—	(22)	—	—	18	—	(4)
Cash dividends declared ($1.02 per share)	—	—	(1,725)	—	—	—	(1,725)
Repurchases of common stock	—	—	—	—	(326)	—	(326)
Other	—	—	—	—	(3)	—	(3)
Balances, March 31, 2025	$935	$5,883	$34,868	$(2,691)	$(42,505)	$50	$(3,460)
(1) Represents the non-cash contribution made by JTIUH to Horizon. See Note 1. Background and Basis of Presentation.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)
_____________________

For the Three Months Ended March 31,	2026	2025
Cash Provided by (Used in) Operating Activities
Net earnings	$2,183	$1,077
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	56	71
Deferred income tax provision	46	26
Fair value adjustment for NJOY Transaction contingent payments	—	25
(Income) losses from investments in equity securities	(158)	(143)
Exit costs, net of cash paid	(5)	(1)
Impairment of goodwill	—	873
Cash effects of changes:
Receivables	(20)	(80)
Inventories	(76)	(18)
Accounts payable	(24)	(136)
Income taxes	610	565
Accrued liabilities and other current assets	(998)	(302)
Accrued settlement charges	659	678
Pension plan contributions	(4)	(5)
Pension and postretirement, net	(10)	(20)
Other, net	65	110
Net cash provided by (used in) operating activities	2,324	2,720
Cash Provided by (Used in) Investing Activities
Capital expenditures	(93)	(38)
Other, net	(16)	(5)
Net cash provided by (used in) investing activities	(109)	(43)
Cash Provided by (Used in) Financing Activities
Long-term debt issued	—	997
Long-term debt repaid	(1,069)	—
Repurchases of common stock	(280)	(326)
Dividends paid on common stock	(1,780)	(1,730)
Other, net	(28)	(26)
Net cash provided by (used in) financing activities	(3,157)	(1,085)
Cash, cash equivalents and restricted cash: (1)
Increase (decrease)	(942)	1,592
Balance at beginning of period	4,492	3,158
Balance at end of period	$3,550	$4,750
(1) For a reconciliation to our condensed consolidated balance sheets, see Note 13. Additional Financial Statement Information - Cash, Cash Equivalents and Restricted Cash.

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
▪Background: At March 31, 2026, our wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which, through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco (“MST”) products; Helix Innovations LLC (“Helix”) and its foreign affiliates (“Helix International”), which are engaged in the manufacture and sale of oral nicotine pouches; and NJOY, LLC (“NJOY”), which is engaged in the manufacture and sale of e-vapor products. We operate primarily within the United States and generate substantially all of our revenue from domestic customers. Other wholly owned subsidiaries included Altria Group Distribution Company (“AGDC”), which provides domestic sales and distribution services to our operating companies, and Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, research and product development, consumer engagement, finance, human resources and external affairs. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At March 31, 2026, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At March 31, 2026, we owned a 75% economic interest in Horizon Innovations LLC (“Horizon”), a joint venture with JTI (US) Holding, Inc. (“JTIUH”), a subsidiary of Japan Tobacco Inc., which owned the remaining 25% economic interest. Horizon is responsible for the U.S. marketing and commercialization of heated tobacco stick products owned by either party. At March 31, 2026, Horizon had no products in the U.S. marketplace.
At March 31, 2026, we had investments in Anheuser-Busch InBev SA/NV (“ABI”) and Cronos Group Inc. (“Cronos”). For further discussion of our investments, see Note 4. Investments in Equity Securities.
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
These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”).
Certain immaterial prior year amounts have been reclassified to conform with the current year’s presentation.
On January 1, 2026, we adopted Accounting Standards Update (“ASU”) 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU No. 2025-05”). This guidance provides a practical expedient for the calculation of current expected credit losses on current accounts receivable and current contract assets that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. We elected to apply this practical expedient upon adoption of ASU No. 2025-05, which had no impact on our condensed consolidated financial statements for the period ended March 31, 2026.
For a description of issued accounting guidance applicable to, but not yet adopted by, us, see Note 14. New Accounting Guidance Not Yet Adopted.

Note 2. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, were as follows:

	March 31, 2026		December 31, 2025
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Smokeable products segment	$99	$2,902	$99	$2,909
Oral tobacco products segment	5,078	8,637	5,078	8,646
Other (1)	610	334	610	321
Total	$5,787	$11,873	$5,787	$11,876
(1) Comprised primarily of e-vapor reporting unit goodwill and definite-lived intangible assets related to our 2023 acquisition of NJOY.
Other intangible assets consisted of the following:

	March 31, 2026		December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,089	$—	$11,089	$—
Definite-lived intangible assets	1,676	892	1,656	869
Total other intangible assets	$12,765	$892	$12,745	$869
At March 31, 2026, substantially all of our indefinite-lived intangible assets consisted of (i) MST trademarks of $8.5 billion, which consists of Copenhagen, Skoal and other MST trademarks of $4.0 billion, $3.6 billion and $0.9 billion, respectively, from our 2009 acquisition of UST, and (ii) cigar trademarks of $2.6 billion from our 2007 acquisition of Middleton. Definite-lived intangible assets, consisting primarily of intellectual property, certain cigarette trademarks and customer relationships, are amortized over a weighted-average period of approximately 19 years. Pre-tax amortization expense for definite-lived intangible assets was $23 million and $37 million for the three months ended March 31, 2026 and 2025, respectively.
The changes in goodwill and net carrying amount of intangible assets were as follows:

	For the Three Months Ended March 31, 2026		For the Year Ended
			December 31, 2025
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill		Other Intangible Assets, net
Balance at January 1	$5,787	$11,876	$6,945		$12,973
Changes due to:
Acquisitions	—	20	—		5
Impairments	—	—	(1,158)	(1)	(970)
Amortization	—	(23)	—		(132)
Balance at end of period	$5,787	$11,873	$5,787		$11,876
(1) Comprised of non-cash goodwill impairments of $873 million and $285 million recorded in the first and fourth quarters of 2025, respectively.
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment as of October 1 of each year, in accordance with our accounting policy, and more frequently if an event occurs or circumstances change that would require us to perform an interim quantitative impairment assessment. There have been no events or changes in circumstances that indicate an interim quantitative impairment assessment was required as of March 31, 2026.
Our annual impairment test of goodwill and indefinite-lived intangible assets as of October 1, 2025 resulted in a non-cash, pre-tax impairment of $970 million to our e-vapor reporting unit’s definite-lived intangible assets and a non-cash impairment of $285 million to our e-vapor reporting unit goodwill which we recorded in our consolidated statement of earnings for the year ended December 31, 2025.
At March 31, 2026 and December 31, 2025, accumulated impairment losses related to goodwill were $1,158 million, which related to the e-vapor reporting unit.
First Quarter of 2025 E-vapor Reporting Unit Goodwill Impairment
At December 31, 2024, the carrying value of the e-vapor reporting unit goodwill was $1,768 million. The estimated fair value of the e-vapor reporting unit goodwill exceeded its carrying value by approximately 28% ($0.3 billion). As further discussed in Note 12. Contingencies, Altria and certain of our affiliates, including NJOY, are defendants in lawsuits alleging patent infringement based on the sale of NJOY ACE in the United States. In January 2025, the U.S. International Trade Commission (“ITC”) issued an exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States, which became effective on March 31, 2025. As a result, in connection with the preparation of our condensed consolidated financial statements for the period ended March 31, 2025, we concluded a triggering event had occurred and performed an interim impairment assessment. Based on the results of that assessment, we recorded a non-cash goodwill impairment of $873 million during the three months ended March 31, 2025. This impairment was due primarily to (i) lower projected volume and revenue due to NJOY ACE’s removal from the U.S. market and (ii) higher projected costs associated with the commercialization of NJOY’s future e-vapor product portfolio, resulting in lower projected operating margins. As of March 31, 2025, after recording the impairment, the carrying value of goodwill within the e-vapor reporting unit was $895 million. In addition, the carrying value of the e-vapor reporting unit’s net assets (including the effect of intercompany debt), which was negative, approximated its estimated fair value.
We used an income approach to estimate the fair value of the e-vapor reporting unit. Due to the presence of uncertainties, our cash flows were based on a range of scenarios that consider certain potential regulatory and market outcomes, including the projected impact of enforcement on illicit flavored disposable e-vapor products. In performing the discounted cash flow analyses, we made various judgments, estimates and assumptions, the most significant of which were volume, price, revenue, income, operating margins, scenario weightings, perpetual growth rate and discount rates. We developed these significant assumptions based on our evaluation of the future state of the e-vapor category, including macroeconomic conditions, governmental actions, and other factors, and based these assumptions on factors specific to NJOY’s business. The discount rates used in performing the valuation ranged from 12.0% to 15.0% at March 31, 2025. All significant inputs are classified in Level 3 of the fair value hierarchy.
Note 3. Exit and Implementation Costs
Pre-tax implementation costs consisted of the following:

	For the Three Months Ended March 31,
(in millions)	2026	2025
Smokeable products segment	$5	$13
Oral tobacco products segment	1	2
Total (1)	$6	$15
(1) Recorded in marketing, administration and research costs in our condensed consolidated statements of earnings.
There were no exit costs for the three months ended March 31, 2026 and 2025.
In October 2024, we announced a multi-phase Optimize & Accelerate initiative (“Initiative”) designed to modernize our ways of working and enable us to increase our organization’s speed, efficiency and effectiveness by centralizing work, outsourcing certain transactional tasks and streamlining, automating and standardizing processes.
We estimate total pre-tax charges for the Initiative to be approximately $175 million. As of March 31, 2026, total pre-tax charges since the inception of the Initiative were $130 million, consisting of employee separation costs of $43 million and implementation costs of $87 million. We expect to record the majority of the remaining charges by the end of 2027. All of these charges result in cash expenditures and consist of severance payments associated with employee separations, implementation costs for new technology and business advisory services and other costs. We record employee separation costs when probable and reasonably estimable. As of March 31, 2026, total cash payments since the inception of the Initiative were $103 million, consisting of $23 million for exit costs and $80 million for implementation costs.
A summary of the charges and cash paid for exit and implementation costs related to the Initiative is as follows:

(in millions)	Exit Costs		Implementation Costs	Total
Balances at December 31, 2024	$35		$22	$57
Charges	8		48	56
Cash paid	(18)		(61)	(79)
Balances at December 31, 2025	25		9	34
Charges	—		6	6
Cash paid	(5)		(8)	(13)
Balances at March 31, 2026	$20	(1)	$7	$27
(1) Restructuring liabilities, all of which were severance liabilities.

Note 4. Investments in Equity Securities
The carrying amount of our investments consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
ABI	$8,627	$8,303
Cronos	320	314
Total	$8,947	$8,617
(Income) losses from our investments in equity securities consisted of the following:

	For the Three Months Ended March 31,
(in millions)	2026	2025
ABI (1)	$(159)	$(125)
Cronos (1)	1	(18)
(Income) losses from investments in equity securities	$(158)	$(143)
(1) Includes our share of amounts recorded by our investees and additional adjustments, if required, related to (i) the conversion from international financial reporting standards to GAAP and (ii) adjustments to our investments required under the equity method of accounting.
Investment in ABI
At March 31, 2026, we had an approximate 8.2% ownership interest in ABI, consisting of approximately 125 million restricted shares of ABI (“Restricted Shares”) and approximately 34 million ordinary shares of ABI. Our Restricted Shares:
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
At March 31, 2026, the fair value of our investment in ABI was $11.0 billion, which exceeded its carrying value of $8.6 billion by approximately 27%. At December 31, 2025, the fair value of our investment in ABI was $10.3 billion, which exceeded its carrying value of $8.3 billion by approximately 24%.
Investment in Cronos
At March 31, 2026, we had an approximate 41.6% ownership interest in Cronos, consisting of approximately 157 million shares, which we account for under the equity method of accounting. We report our share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for us to record them in the concurrent period.
The fair value of our investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and is classified in Level 1 of the fair value hierarchy. At March 31, 2026, the fair value of our investment in Cronos was $396 million, which exceeded its carrying value of $320 million by approximately 24%. At December 31, 2025, the fair value of our investment in Cronos was $411 million, which exceeded its carrying value of $314 million by approximately 31%.
Note 5. Financial Instruments
Our investment in ABI, whose functional currency is the Euro, exposes us to foreign currency exchange risk on the carrying value of our investment. To manage this risk, we may designate Euro denominated unsecured long-term notes (“foreign currency denominated debt”) and certain foreign exchange contracts, including cross-currency swap contracts and forward contracts (collectively, “foreign currency contracts”), as net investment hedges of our investment in ABI. At March 31, 2026 and December 31, 2025, we had no outstanding foreign currency contracts.

The aggregate carrying value and fair value of our total long-term debt were as follows:

(in millions)	March 31, 2026	December 31, 2025
Carrying value	$24,602	$25,709
Fair value	22,727	24,303
Foreign currency denominated debt included in long-term debt:
Carrying value	2,595	2,638
Fair value	2,545	2,619
The fair value of our total long-term debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy.
Net Investment Hedging
We recognize changes in the carrying value of the foreign currency denominated debt due to changes in the Euro to U.S. dollar exchange rate in accumulated other comprehensive losses related to ABI. We recognized pre-tax (gains) losses of our net investment hedges of $(43) million and $139 million for the three months ended March 31, 2026 and 2025, respectively.
Contingent Payments
In 2023, we acquired NJOY Holdings, Inc. (“NJOY Transaction”). The total consideration for the NJOY Transaction included the fair value of up to $500 million in additional cash payments contingent on receipt of U.S. Food and Drug Administration (“FDA”) authorizations with respect to NJOY ACE menthol ($250 million, paid in 2024 following FDA authorization), blueberry ($125 million) and watermelon ($125 million) pod products.
The changes in the liability associated with contingent payments were as follows:

	For the Three Months Ended March 31, 2026	For the Year Ended December 31, 2025
(in millions)
Balance at January 1	$45	$20
Change in the fair value of contingent payments (1)	—	25
Balance at end of period	$45	$45
(1) These pre-tax charges were recorded in the first quarter of 2025 in marketing, administration and research costs in our condensed consolidated statements of earnings and related to NJOY ACE blueberry and watermelon pod products.
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
Note 6. Benefit Plans
Components of Net Periodic Benefit Cost (Income)
Net periodic benefit cost (income) consisted of the following:

	Pension		Postretirement
	For the Three Months Ended March 31,
(in millions)	2026	2025	2026	2025
Service cost	$8	$9	$2	$3
Interest cost	72	79	13	14
Expected return on plan assets	(99)	(107)	(1)	(1)
Amortization:
Net loss (gain)	24	13	(3)	(3)
Prior service cost (credit)	1	1	(10)	(10)
Net periodic benefit cost (income)	$6	$(5)	$1	$3
Employer Contributions
We make contributions to our pension plans to the extent that the contributions are tax deductible and pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. We made employer contributions of $4 million to our pension plans and did not make any contributions to our postretirement plans during the three months ended March 31, 2026. Currently, we anticipate making additional employer contributions in 2026 to our pension and postretirement plans of up to approximately $56 million and $100 million, respectively. However, the foregoing estimates of 2026 contributions to our pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates and asset performance significantly above or below the assumed long-term rate of return for each respective plan.
Note 7. Earnings per Share
We calculated basic and diluted earnings per share (“EPS”) using the following:

	For the Three Months Ended March 31,
(in millions)	2026	2025
Net earnings	$2,183	$1,077
Less: Distributed and undistributed earnings attributable to share-based awards	(5)	(5)
Earnings for basic and diluted EPS	$2,178	$1,072

Weighted-average shares for basic and diluted EPS	1,673	1,690
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in our EPS calculation pursuant to the two-class method.
Note 8. Other Comprehensive Earnings/Losses
Changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria were as follows:

	For the Three Months Ended March 31, 2026
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments	Accumulated Other Comprehensive Losses
Balances, December 31, 2025	$(1,415)	$(1,217)		$5	$(2,627)

Other comprehensive earnings (losses) before reclassifications	—	205		4	209
Deferred income taxes	—	(44)		—	(44)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	161		4	165

Amounts reclassified to net earnings	14	3		—	17
Deferred income taxes	(4)	(1)		—	(5)
Amounts reclassified to net earnings, net of deferred income taxes	10	2		—	12

Other comprehensive earnings (losses), net of deferred income taxes	10	163	(1)	4	177

Balances, March 31, 2026	$(1,405)	$(1,054)		$9	$(2,450)

	For the Three Months Ended March 31, 2025
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments	Accumulated Other Comprehensive Losses
Balances, December 31, 2024	$(1,392)	$(1,018)		$10	$(2,400)

Other comprehensive earnings (losses) before reclassifications	—	(331)		(23)	(354)
Deferred income taxes	—	73		—	73
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(258)		(23)	(281)

Amounts reclassified to net earnings	2	(14)		—	(12)
Deferred income taxes	(1)	3		—	2
Amounts reclassified to net earnings, net of deferred income taxes	1	(11)		—	(10)

Other comprehensive earnings (losses), net of deferred income taxes	1	(269)	(1)	(23)	(291)

Balances, March 31, 2025	$(1,391)	$(1,287)		$(13)	$(2,691)
(1) Primarily reflects our share of ABI’s currency translation adjustments and the impact of our designated net investment hedges related to our investment in ABI. For further discussion of designated net investment hedges, see Note 5. Financial Instruments.

Pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings were as follows:

	For the Three Months Ended March 31,
(in millions)	2026	2025
Benefit Plans: (1)
Net loss	$23	$11
Prior service credit	(9)	(9)
	14	2
ABI (2)	3	(14)
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$17	$(12)
(1) Amounts are included in net periodic benefit income, excluding service cost. For further details, see Note 6. Benefit Plans.
(2) Amounts are included in (income) losses from investments in equity securities.
Note 9. Segment Reporting
At March 31, 2026, our reportable segments were (i) smokeable products, consisting of combustible cigarettes and machine-made large cigars; and (ii) oral tobacco products, consisting of MST products and oral nicotine pouches.
For the year ended December 31, 2025, we concluded that our e-vapor products operating segment met the quantitative threshold for presentation as a reportable segment in accordance with Accounting Standards Codification 280, Segment Reporting (“ASC 280”), as a result of the non-cash impairments of e-vapor reporting unit goodwill and related definite-lived intangible assets recorded in 2025. See Note 2. Goodwill and Other Intangible Assets, net. As a result, in our 2025 Form 10-K, we presented e-vapor products as a reportable segment (previously in our all other category) and recast segment information for comparative periods. As of March 31, 2026, we concluded that the e-vapor products operating segment was not expected to be of continuing significance and did not meet the quantitative thresholds as prescribed under ASC 280 for separate reportable segments. As such, the e-vapor products operating segment is no longer considered a reportable segment, and we included the e-vapor products operating segment results in our all other category for all periods presented.
At March 31, 2026, our all other category included (i) e-vapor products, consisting of our NJOY business; (ii) Horizon; (iii) Helix International; and (iv) other business activities, which primarily consists of research and development (“R&D”) expense related to certain new product platforms and technologies.

Altria’s Chief Executive Officer is our chief operating decision maker (“CODM”). Our measure of segment profitability is segment operating companies income (loss) (“OCI”), which is defined as operating income before general corporate expenses and amortization of intangibles. Our CODM uses OCI for planning, forecasting and evaluating business and financial performance of the segments, including allocating capital and other resources to our segments and evaluating results relative to employee compensation targets. Interest and other debt expense, net, along with net periodic benefit income, excluding service cost, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by our CODM. We do not disclose information about total assets by segment because such information is not reported to or used by our CODM. Segment goodwill and other intangible assets, net, are disclosed in Note 2. Goodwill and Other Intangible Assets, net.
Segment data were as follows:

	For the Three Months Ended March 31,
(in millions)	2026	2025
Net revenues:
Smokeable products	$4,758	$4,622
Oral tobacco products	669	654
All other	1	(17)
Net revenues	$5,428	$5,259
Earnings before income taxes:
OCI:
Smokeable products	$2,673	$2,469
Oral tobacco products	435	433
All other	(76)	(1,014)
Amortization of intangibles	(23)	(37)
General corporate expenses	(53)	(63)
Operating income	2,956	1,788
Interest and other debt expense, net	258	262
Net periodic benefit income, excluding service cost	(3)	(14)
(Income) losses from investments in equity securities	(158)	(143)
Earnings before income taxes	$2,859	$1,683
Smokeable products segment OCI consisted of the following, including expenses under the significant expense principle in accordance with GAAP:

	For the Three Months Ended March 31,
(in millions)	2026	2025
Net revenues	$4,758	$4,622
Settlement charges (1)	(668)	(687)
Excise taxes on products sold	(648)	(715)
Other segment items (2)	(769)	(751)
Operating companies income	$2,673	$2,469
(1) Represents charges related to State Settlement Agreements included in cost of sales. For additional information, see Health Care Cost Recovery Litigation in Note 12. Contingencies.
(2) Other segment items includes manufacturing, marketing, administration and research costs, FDA user fees and other costs.
For the oral tobacco products segment, we did not identify any expenses under the significant expense principle in accordance with GAAP. Other segment items for our oral tobacco products segment include manufacturing, marketing, administration and research costs and excise taxes on products sold. Total oral tobacco products other segment items were $234 million and $221 million for the three months ended March 31, 2026 and 2025, respectively. The CODM reviews total oral tobacco products segment expenses in the aggregate in conjunction with the review of budget-to-actual OCI variances to manage segment operations.

Details of our depreciation expense and capital expenditures were as follows:

	For the Three Months Ended March 31,
(in millions)	2026	2025
Depreciation expense:
Smokeable products	$13	$15
Oral tobacco products	11	10
General corporate and other	9	9
Total depreciation expense	$33	$34
Capital expenditures:
Smokeable products	$52	$18
Oral tobacco products	34	13
General corporate and other	7	7
Total capital expenditures	$93	$38
The comparability of OCI for our reportable segments was affected by the following:
▪Tobacco and Health and Certain Other Litigation Items: We recorded pre-tax charges related to tobacco and health and certain other litigation items as follows:

	For the Three Months Ended March 31,
(in millions)	2026	2025
Smokeable products segment	$2	$36
Interest and other debt expense, net	—	4
Total	$2	$40
We recorded the amounts shown in the table above in our smokeable products segment in marketing, administration and research costs in our condensed consolidated statements of earnings. For further discussion, see Note 12. Contingencies.
Note 10. Debt
Short-term Borrowings and Borrowing Arrangements
At March 31, 2026 and December 31, 2025, we had no short-term borrowings.
We have a $3.0 billion senior unsecured 5-year revolving credit agreement (“Credit Agreement”) that expires on October 24, 2029 and includes an option, subject to certain conditions, for us to extend the term for an additional one-year period. We intend to use any borrowings under our Credit Agreement for general corporate purposes.
At March 31, 2026, we had availability under the Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion.
Pricing for interest and fees under our Credit Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt. We expect interest rates on borrowings under our Credit Agreement to be based on the Term Secured Overnight Financing Rate plus a percentage based on the higher of the ratings of our long-term senior unsecured debt from Moody’s Investors Service, Inc. and Standard & Poor’s Financial Services LLC. The applicable percentage for borrowings under our Credit Agreement at March 31, 2026 was 1.0% based on our long-term senior unsecured debt ratings on that date. Our Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral.
Our Credit Agreement includes various covenants, one of which requires us to maintain a ratio of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated for the four most recent fiscal quarters. At March 31, 2026, we were in compliance with our covenants in our Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in our Credit Agreement, include certain adjustments.
PM USA guarantees any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program.
Long-term Debt
The aggregate carrying value of our total long-term debt at March 31, 2026 and December 31, 2025 was $24.6 billion and $25.7 billion, respectively.
In February 2026, we repaid in full at maturity our 4.400% senior unsecured notes in the aggregate principal amount of approximately $1.1 billion.

At March 31, 2026 and December 31, 2025, accrued interest on long-term debt of $243 million and $425 million, respectively, was included in other accrued liabilities on our condensed consolidated balance sheets.
For a discussion of the fair value of our long-term debt and the designation of our Euro denominated senior unsecured notes as a net investment hedge of our investment in ABI, see Note 5. Financial Instruments.
Note 11. Income Taxes
The income tax rates for the three months ended March 31, 2026 and 2025 were 23.6% and 36.0%, respectively. The change in the income tax rate was due primarily to the non-deductible impairment of the e-vapor reporting unit goodwill in 2025. For further discussion of the non-deductible impairment, see Note 2. Goodwill and Other Intangible Assets, net.
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

Judgments Paid and Provisions for Tobacco and Health (Including Engle Progeny Litigation) and Certain Other Litigation Items: The changes in our accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

	For the Three Months Ended March 31,
(in millions)	2026	2025
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$71	$96
Pre-tax charges for:
Tobacco and health and certain other litigation (1)	2	36
JUUL-related settlements (2)	—	—
Related interest costs	—	4
Payments	(10)	(18)
Accrued liability for tobacco and health and certain other litigation items at end of period	$63	$118
(1) Includes judgments, settlements and fee disputes associated with tobacco and health and certain other litigation.
(2) Includes the settlement of certain e-vapor product litigation relating to JUUL e-vapor products. See E-vapor Product Litigation below for a discussion of these settlements.
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
Since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $1.2 billion and interest totaling approximately $245 million as of March 31, 2026. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $454 million and related interest totaling approximately $62 million.
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of March 31, 2026, PM USA has posted appeal bonds totaling approximately $15 million, which have been collateralized with restricted cash and are included in assets on our condensed consolidated balance sheets.
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
The table below lists the number of certain tobacco-related cases pending in the United States against us as of:

	April 27, 2026	April 24, 2025	April 22, 2024
Individual Smoking and Health Cases (1)	218	198	174
Health Care Cost Recovery Actions	1	1	1
E-vapor Cases(2)	16	24	5,177
Other Tobacco-Related Cases (3)	3	3	3
(1) Includes as of April 27, 2026, 34 cases filed in Illinois, nine cases filed in New Mexico, 94 cases filed in Massachusetts, 15 cases filed in Oregon, seven cases filed in Hawaii, 11 cases filed in the U.S. Virgin Islands, 38 cases filed in Pennsylvania and nine non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle class (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Progeny Cases).
(2) In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits, and, in March 2024, the court granted final approval of the settlement. Pending final dismissal of these cases, as of April 27, 2026, the remaining cases include 11 individual cases that opted out of the settlement, four class action lawsuits pending in Canada and one individual state court case relating to the Multidistrict Litigation. For further discussion of the Multidistrict Litigation settlement, see E-vapor Product Litigation below.
(3) See Certain Other Tobacco-Related Litigation - “Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions below.
International Tobacco-Related Cases: As of April 27, 2026, (i) Altria is named as a defendant in four e-vapor class action lawsuits in Canada; (ii) PM USA is a named defendant in nine health care cost recovery actions in Canada, seven of which also name Altria as a defendant; and (iii) PM USA and Altria are named as defendants in six smoking and health class actions filed in various Canadian provinces. See Smoking and Health Litigation - Other Smoking and Health Class Actions below for a discussion of the smoking and health class actions filed in various Canadian Provinces. Also, see Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement (defined below) between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of April 27, 2026, one Engle progeny case, no individual smoking and health cases and no e-vapor cases are set for trial through June 30, 2026. Trial dates are subject to change.
Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 88 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 54 of the 88 cases. Of the 34 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 29 have reached final resolution.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of April 27, 2026.
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
Non-Engle Progeny Litigation: The charts below summarize the verdicts in and post-trial status of certain non-Engle progeny smoking and health cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of April 27, 2026 where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated, and the second chart lists cases that have concluded in the past 12 months where PM USA paid a final judgment. In this Note 12. Contingencies, references to “R.J. Reynolds” are to R.J. Reynolds Tobacco Company. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings. A chart listing certain verdicts for plaintiffs in pending Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.
Currently Pending Non-Engle Cases with Verdicts against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	State	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status
Petruzziello	November 2025	PM USA R.J. Reynolds	MA	<$1 million	$0	Plaintiff has filed a notice of appeal.
Perez-Trinidad	October 2025	PM USA R.J. Reynolds	MA	$1 million	$5.5 million	PM USA and R.J. Reynolds have filed notices of appeal.
Amaral	March 2025	PM USA R.J. Reynolds	MA	$4 million	$25 million	PM USA and R.J. Reynolds have filed notices of appeal.
Ricapor-Hall	August 2023	PM USA	HI	$6 million ($3 million)	$8 million	PM USA’s appeal and plaintiff’s cross-appeal remain pending. In April 2025, the Hawaii Supreme Court granted plaintiff’s application to transfer the appeal to that Court from the Intermediate Court of Appeals.
Fontaine	September 2022	PM USA	MA	$8 million	$56 million	The Massachusetts Supreme Judicial Court affirmed judgment.
(1) PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.

Non-Engle Cases Concluded in Past 12 Months
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	State	Payment Amount for Damages (if any)
Woodley	August 2023	PM USA	MA	$5 million
Taylor	August 2024	PM USA	OR	<$1 million
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of April 27, 2026, approximately 44 state court cases were pending against PM USA or Altria. Each federal Engle progeny case has been resolved.
Engle Progeny Trial Results: As of April 27, 2026, 147 federal and state Engle progeny cases involving PM USA have resulted in verdicts. Eighty-eight were returned in favor of plaintiffs, four of which have been reversed post-trial or on appeal and remain pending. Fifty-nine verdicts were returned in favor of PM USA, one of which has been reversed post-trial or on appeal and remains pending. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of April 27, 2026.
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
The charts below list the verdicts in and post-trial status of certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of April 27, 2026 where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated, and the second chart lists cases that have concluded in the past 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.
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
As of April 27, 2026, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in six class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan and British Columbia. In Saskatchewan and British Columbia (two separate cases), plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to us) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the United States). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. In August 2025, a plan for those companies was implemented, under which those companies agreed, among other things, to pay an aggregate global settlement amount of CAD $32.5 billion to resolve all tobacco product-related claims and litigation in Canada. Under the plan, Altria and PM USA have obtained releases of claims and the related litigation against them will be dismissed. Pursuant to the indemnification obligations in the Distribution Agreement, neither Altria nor PM USA is responsible for any payments required to resolve the Canadian litigation. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
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
In addition to the cases brought in the United States, health care cost recovery actions have been brought against tobacco industry participants, including PM USA and Altria, in Canada (nine cases), and other entities have stated that they are considering filing such actions.
Since the beginning of 2008, the Canadian Provinces of British Columbia, New Brunswick, Newfoundland and Labrador, Quebec, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia have brought health care reimbursement claims against cigarette manufacturers. PM USA is named as a defendant in the British Columbia and Quebec cases, while both Altria and PM USA are named as defendants in the New Brunswick, Newfoundland and Labrador, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia cases. The Nunavut Territory and Northwest Territory have passed legislation permitting similar claims, but lawsuits based on this legislation have not been filed. All of these cases were stayed pending resolution of proceedings in Canada involving three tobacco manufacturers (none of which are affiliated with us) under the Companies’ Creditors Arrangement Act discussed above. As discussed above, in August 2025, a plan for those companies was implemented. See Smoking and Health Litigation - Other Smoking and Health Class Actions above for a discussion of these proceedings. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by the States of Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $10.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. For the three months ended March 31, 2026 and 2025, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $700 million for each period. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
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
▪Massachusetts Settlement. In 2024, PM USA entered into a separate NPM Adjustment settlement in which PM USA settled the NPM Adjustment disputes with the Commonwealth of Massachusetts through 2011. As a result of this settlement, PM USA received $28 million as a credit against its April 2026 MSA payment to the Commonwealth of Massachusetts. PM USA recorded $28 million as a reduction in costs of sales in the third quarter of 2024.
▪Washington Settlement. In 2025, PM USA entered into a separate NPM Adjustment settlement in which PM USA settled the NPM Adjustment disputes with the State of Washington through 2015. As a result of this settlement, PM USA received $53 million as a credit against its April 2026 MSA payment to the State of Washington. In addition to the amounts recorded in the fourth quarter of 2023 discussed below in connection with the 2005 through 2007 NPM Adjustments, PM USA recorded a $22 million reduction in costs of sales and $4 million of interest expense in the fourth quarter of 2025.
▪U.S. Territories Settlement. In 2025, PM USA entered into a separate NPM Adjustment settlement in which PM USA settled the NPM Adjustment disputes with American Samoa, Guam, the Commonwealth of the Northern Mariana Islands and the U.S. Virgin Islands through 2024. As a result of this settlement, PM USA received a credit in an insignificant amount applied against its April 2026 MSA payment to those territories. PM USA recorded an insignificant amount as a reduction in cost of sales in the third quarter of 2025.
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
▪2005-2007 NPM Adjustments. The PMs and six states that had not settled the NPM Adjustment disputes are currently arbitrating certain NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005 through 2007, for five of the six states, and one year, 2005, for one state. As of April 27, 2026, the arbitration panel found the States of Maryland, Wisconsin and Ohio diligent for all three years, the State of Washington not diligent for all three years and the State of Missouri not diligent for 2005. The State of Washington subsequently settled, as discussed above. PM USA recorded $14 million as a reduction in costs of sales and $21 million as interest income in the fourth quarter of 2023 for its estimate of the minimum amount of the 2005 through 2007 NPM Adjustments it will receive related to the Washington finding. PM USA recorded an insignificant amount as a reduction in cost of sales in the first quarter of 2026 related to the Missouri finding.
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
Also in June 2023, the same plaintiffs filed a related action against the same defendants with the ITC. There, the plaintiffs also allege patent infringement, but the remedies sought include an exclusion order that would prohibit the importation of NJOY ACE into the United States. No damages are recoverable in the proceedings before the ITC. In January 2025, following an initial determination by the Administrative Law Judge (“ALJ”), the ITC issued its final determination finding that NJOY ACE infringes the four patents plaintiffs asserted and issued an exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States. The orders became effective on March 31, 2025. We have appealed the orders to the U.S. Court of Appeals for the Federal Circuit. The orders will remain in effect during the pendency of the appeal.
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
In August 2023, NJOY filed a complaint against JUUL in the U.S. District Court for the District of Delaware asserting claims of patent infringement based on the sale of certain JUUL e-vapor products, including the currently marketed JUUL device and JUULpods, in the United States. The lawsuit was stayed pending the final determination of an ITC investigation NJOY filed against JUUL in August 2023 (discussed below). In October 2025, after the final determination of the corresponding ITC investigation, NJOY moved to lift the stay, and the court granted the motion. JUUL subsequently moved to re-stay the case, which was denied. Trial currently is set for June 2027.
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
Also in August 2025, JUUL filed a related action against the same defendants with the ITC. There, JUUL also alleges patent infringement, but the remedies sought include an exclusion order that would prohibit the importation into the United States of NJOY Daily and any other products NJOY may be developing or preparing for commercialization in the United States that would infringe JUUL’s patent. No damages are recoverable in the proceedings before the ITC. In April 2026, the ALJ granted NJOY’s motion for summary determination, finding that the sole patent that forms the basis of JUUL’s action is invalid. JUUL has petitioned the ITC to review the ALJ’s initial determination.
In November 2025, Altria, AGDC, ALCS, NJOY Holdings and NJOY sued the ITC and the ALJ in the U.S. District Court for the Eastern District of Virginia, seeking to enjoin the ITC and ALJ from adjudicating JUUL’s action. The lawsuit asserts that Altria and our affiliates are entitled to have JUUL’s claims heard in a federal court and be tried to a jury, and that the ALJ is unconstitutionally appointed and shielded from removal by the President. Altria and our affiliates have moved for summary judgment and a preliminary injunction. Also in November 2025, NJOY Holdings and NJOY filed a petition with PTAB challenging the validity of the patent underlying JUUL’s August 2025 actions. In April 2026, PTAB issued a discretionary denial of that petition, refusing to reach the merits of whether JUUL’s patent is valid.
In September 2025, NJOY, ALCS, and AGDC filed an action against JUUL with the ITC alleging patent infringement and seeking a ban on the importation and sale of the same JUUL products in the United States. A hearing before the ALJ is scheduled for September 2026, and we expect an initial determination from the ALJ in December 2026, subject to the ALJ’s ability to grant himself an extension. The ALJ’s recommendation will be reviewed by the ITC, and we expect the ITC’s final determination in April 2027, subject to the ITC’s right to grant itself an extension.
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
In July 2024, R.J. Reynolds moved the district court to vacate the judgment, including the damages awards and ongoing royalties, on the grounds that R.J. Reynolds obtained a sublicense to the asserted patents from JUUL in December 2023. In December 2024, the district court denied the motion as to the damages award and royalties due through December 2023. The district court also found that additional proceedings were warranted on the part of the motion regarding royalties after R.J. Reynolds obtained the sublicense. The district court’s evidentiary hearing occurred in April 2026. Any gains related to this lawsuit remain subject to these district court proceedings. Accordingly, they have not yet been determined to be realized or realizable in accordance with GAAP and have not been recognized in our condensed consolidated financial statements.
Antitrust Litigation
In March 2023, we entered into a stock transfer agreement with JUUL pursuant to which, among other things, we transferred to JUUL all of our beneficially owned JUUL equity securities.
As of April 27, 2026, 17 putative class action lawsuits have been filed against Altria and JUUL in the U.S. District Court for the Northern District of California. In November 2020, these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Antitrust Act of 1890 and Section 7 of the Clayton Antitrust Act and various state antitrust and consumer protection laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid and rescission of the transaction. In February 2024, the court ordered that certain of the direct-purchaser plaintiffs’ claims against JUUL be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement and dismissed without prejudice the direct-purchaser plaintiffs’ claims for injunctive relief. In April 2025, plaintiffs voluntarily dismissed all monopolization claims and all claims against the Altria defendants under California’s Unfair Competition Law. In February 2026, the U.S. District Court for the Northern District of California certified three classes of plaintiffs (one of direct purchasers, one of indirect purchasers and one of indirect resellers). In March 2026, Altria and JUUL filed a petition with the Ninth Circuit Court of Appeals seeking discretionary review of the class certification decision, which the court granted in April 2026. The trial with respect to the remaining claims in the consolidated lawsuits currently is set to commence in September 2026.

Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or our other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of April 27, 2026, two “Lights/Ultra Lights” class actions are pending in U.S. state courts. Neither case is active.
As of April 27, 2026, one smoking and health case alleging personal injury or seeking court-supervised programs or an ongoing medical monitoring program on behalf of individuals exposed to ETS and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
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
Guarantees and Other Similar Matters
In the ordinary course of business, we have agreed to indemnify a limited number of third parties in the event of future litigation. Additionally, we provide certain guarantees to a limited number of third parties related to contractual obligations. At March 31, 2026, we had $43 million of unused letters of credit obtained in the ordinary course of business. These items have not had, and are not expected to have, a significant impact on our liquidity.
Under the terms of a distribution agreement between Altria and PMI (“Distribution Agreement”), entered into as a result of our 2008 spin-off of our former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. We do not have a related liability recorded on our condensed consolidated balance sheet at March 31, 2026 as the fair value of this indemnification is insignificant.
As part of our supplier financing program, Altria guarantees the financial obligations of ALCS under the financing program agreement.
PM USA guarantees our obligations under our outstanding debt securities, any borrowings under our $3.0 billion Credit Agreement and any amounts outstanding under our commercial paper program.
Note 13. Additional Financial Statement Information
Share Repurchases
In January 2025, our Board of Directors (“Board” or “Board of Directors”) authorized a $1.0 billion share repurchase program that it expanded to $2.0 billion in October 2025. At March 31, 2026, we had $720 million remaining under this program, which expires on December 31, 2026. Share repurchases depend on marketplace conditions and other factors, and the program remains subject to the discretion of our Board.

Our share repurchase activity was as follows:

	For the Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Total number of shares repurchased	4.5	5.7
Aggregate cost of shares repurchased	$280	$326
Average price per share of shares repurchased	$62.33	$56.97
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash on our condensed consolidated balance sheets to the amounts reported in our condensed consolidated statements of cash flows is as follows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$3,531	$4,474
Restricted cash included in other current assets	5	7
Restricted cash included in other assets	14	11
Cash, cash equivalents and restricted cash	$3,550	$4,492
Restricted cash consisted primarily of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 12. Contingencies.
Receivables
We record receivables net of the cash discounts on our condensed consolidated balance sheets. At March 31, 2026, December 31, 2025 and December 31, 2024, receivables were $284 million, $263 million and $177 million, respectively.
Deferred Revenue
We record deferred revenue when our businesses receive payment in advance of product shipment, which we include in other accrued liabilities on our condensed consolidated balance sheets until revenue is recognized, and our companies typically satisfy their performance obligations within three days of receiving payment. At March 31, 2026, December 31, 2025 and December 31, 2024, deferred revenue was $169 million, $231 million and $215 million, respectively. At March 31, 2026, December 31, 2025 and December 31, 2024, there were no differences between amounts recorded as deferred revenue from contracts with customers and amounts subsequently recognized as revenue.
Supplier Financing
We facilitate a voluntary supplier financing program through a third-party intermediary under which participating suppliers may elect to sell receivables due from us to participating third-party financial institutions at the sole discretion of both the suppliers and the financial institutions. At March 31, 2026 and December 31, 2025, confirmed outstanding obligations under the supplier financing program, which are recorded in accounts payable on our condensed consolidated balance sheets, were $157 million and $159 million, respectively.
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
Executive Summary
Our Business
We have a leading portfolio of nicotine products for U.S. nicotine consumers age 21+. We are Moving Beyond Smoking® by responsibly transitioning adult smokers to a smoke-free future, competing vigorously for existing smoke-free adult nicotine consumers and exploring new growth opportunities - beyond the United States and beyond nicotine (“Vision”). We previously established our 2028 Enterprise Goals (“2028 Goals”) to provide our investors with specific metrics to measure our progress as we execute on our Vision. For further discussion of our 2028 Goals, see our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”).
Our wholly owned subsidiaries include leading manufacturers of both combustible and smoke-free products. In combustibles, we own Philip Morris USA Inc. (“PM USA”), the most profitable U.S. cigarette manufacturer, and John Middleton Co. (“Middleton”), a leading U.S. cigar manufacturer.
In smoke-free products, we own U.S. Smokeless Tobacco Company LLC (“USSTC”), the leading global moist smokeless tobacco (“MST”) manufacturer, Helix Innovations LLC (“Helix”), a leading manufacturer of oral nicotine pouches, and NJOY, LLC (“NJOY”), an e-vapor manufacturer with products covered by marketing granted orders (“MGO”) from the U.S. Food and Drug Administration

(“FDA”). Additionally, we have a majority-owned joint venture, Horizon Innovations LLC (“Horizon”), for the U.S. marketing and commercialization of heated tobacco stick products. As of the date of this Form 10-Q, Horizon had no products in the U.S. marketplace.
The brand portfolios of our operating companies include Marlboro®, Black & Mild®, Copenhagen®, Skoal®, on!® and NJOY®. Trademarks related to Altria referenced in this Form 10-Q are the property of Altria or our subsidiaries or are used with permission.
Our investments in equity securities include Anheuser-Busch InBev SA/NV (“ABI”), the world’s largest brewer, and Cronos Group Inc. (“Cronos”), a leading Canadian cannabinoid company.
Trends and Developments
In this section of the MD&A, we discuss certain factors that have impacted our businesses as of the date of this Form 10-Q. In addition, we are aware of and address certain trends and developments that could, individually or in the aggregate, have a material impact on our businesses, including the value of our investments in equity securities, in the future. In this section, we focus on the discretionary income pressures on adult nicotine consumers, evolving consumer preferences, illicit flavored disposable e-vapor products and supply chain disruptions. Other trends and developments are discussed elsewhere in this MD&A.
Through the first quarter of 2026, U.S. adult nicotine consumers continued to face inflationary pressure on discretionary income, with impacts more pronounced among lower-income consumers. Heightened geopolitical risk and uncertainty following the recent developments in the Middle East contributed to increased energy price volatility, with gas prices increasing to an average of $3.64 per gallon during March. The increase in gas prices contributed to elevated inflation in March of 3.3%, above the Federal Reserve’s 2% target and the highest level since early 2024. These macroeconomic pressures were partially offset by incremental near-term liquidity support, as Internal Revenue Service data indicates average tax refunds through the end of March increased versus the prior year.
Overall discretionary income pressures on adult nicotine consumers have resulted in increased discount brand share and contributed to evolving adult nicotine consumer preferences, each of which has negatively impacted the sales volumes of certain of our operating companies’ premium brands. For the first quarter of 2026, the discount retail share of the cigarette category reached 33.3%, an increase of 2.4 share points versus the first quarter of 2025 and 0.5 share points sequentially. Additionally, we believe that a significant number of adult nicotine consumers switch among nicotine categories, use multiple forms of nicotine products and try innovative nicotine products, such as e-vapor products and oral nicotine pouches. The U.S. nicotine pouch category continued to grow throughout the first quarter of 2026 to 58.1% of the U.S. oral tobacco category, an increase of 9.1 share points versus the first quarter of 2025. When adjusted for trade inventory movements, our smokeable products segment domestic cigarette shipment volume declined by an estimated 4% in the first quarter of 2026 versus the first quarter of 2025. When adjusted for trade inventory movements, total estimated domestic cigarette industry volume declined by 5% in the first quarter of 2026 versus the first quarter of 2025. In the fourth quarter of 2025, we estimated the industry decline rate to be 6.5% versus the fourth quarter of 2024. We believe that the 1.5 percentage points change in the domestic cigarette industry volume decline rate in the first quarter of 2026 was due primarily to reduced cross-category movement between cigarettes and illicit flavored disposable e-vapor products. As innovative smoke-free products evolve to better address the preferences of adult nicotine consumers, these consumers continue to transition from cigarettes and MST products to innovative smoke-free products, which has reduced the sales volumes of our operating companies’ cigarette and MST products.
In response to the proliferation of illicit flavored disposable e-vapor products, states and the federal government have taken various regulatory and enforcement actions. For example, the FDA and U.S. Customs and Border Protection have made it more difficult to import properly declared illicit e-vapor products, seized unauthorized e-vapor products and issued warning letters to importers. Despite these enforcement measures, insufficient actions against manufacturers, distributors and retailers of nicotine products requiring FDA review for which no PMTAs have been submitted have allowed such products to continue to proliferate in the market. We expect that effective enforcement against illicit flavored disposable e-vapor products will occur more gradually than initially anticipated.
Additionally, we continue to see increased illicit activity across multiple nicotine categories, including nicotine pouch products and cigarettes. In 2026, traditional tobacco retailers continued to carry various synthetic oral nicotine pouch products. We continue to track the overall dynamics across multiple nicotine categories as well as competitive threats to our brands.
We are monitoring volatility in domestic and global economies and disruptions in the supply and distribution chains. This volatility and disruption are the result of several factors, including macroeconomic conditions, raw materials availability and geopolitical events. We continue to work to mitigate the potential negative impacts of these macroeconomic and geopolitical dynamics on our businesses through, among other actions, proactive engagement with current and potential suppliers and distributors and the development of alternative sourcing strategies.
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

Consolidated Results of Operations for the Three Months Ended March 31, 2026
The changes in net earnings and diluted EPS for the three months ended March 31, 2026, from the three months ended March 31, 2025, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the three months ended March 31, 2025	$1,077	$0.63
2025 Acquisition-related items	65	0.04
2025 Asset impairment, exit and implementation costs	884	0.52
2025 Tobacco and health and certain other litigation items	30	0.02
2025 Amortization of intangibles	31	0.02
2025 ABI-related special items	17	0.01
2025 Cronos-related special items	(18)	(0.01)
2025 Income tax items	3	—
Subtotal 2025 special items	1,012	0.60
2026 NPM Adjustment Items	9	—
2026 Acquisition-related items	(2)	—
2026 Asset impairment, exit and implementation costs	(5)	—
2026 Tobacco and health and certain other litigation items	(2)	—
2026 Amortization of intangibles	(20)	(0.01)
2026 ABI-related special items	(1)	—
2026 Cronos-related special items	(2)	—
2026 Income tax items	(12)	(0.01)
Subtotal 2026 special items	(35)	(0.02)
Fewer shares outstanding	—	0.01
Change in tax rate	11	0.01
Operations	118	0.07
For the three months ended March 31, 2026	$2,183	$1.30

2026 Reported Net Earnings and Reported Diluted EPS	$2,183	$1.30
2025 Reported Net Earnings and Reported Diluted EPS	$1,077	$0.63
% Change	100%+	100%+

2026 Adjusted Net Earnings and Adjusted Diluted EPS	$2,218	$1.32
2025 Adjusted Net Earnings and Adjusted Diluted EPS	$2,089	$1.23
% Change	6.2%	7.3%
For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted earnings and adjusted diluted EPS, see Consolidated Operating Results below.
▪Fewer Shares Outstanding: Fewer shares outstanding were due to shares we repurchased under our share repurchase programs.
▪Operations: The increase of $118 million in operations (which excludes the impact of special items shown in the table above) was due primarily to higher OCI.
For further details, see Consolidated Operating Results and Operating Results by Business Segment below.
Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. However, our management also reviews certain financial results, including OCI, OCI margins, net earnings and diluted EPS, on an adjusted basis, which excludes certain income and expense items that our management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, asset impairment charges, acquisition, disposition and integration-related items, equity investment-related special items, certain income tax items, charges associated with tobacco and health and certain other litigation items, resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the Master Settlement Agreement (“NPM Adjustment Items”) and amortization expense associated with definite-lived intangible assets (“amortization of intangibles”). While amortization of intangibles is excluded from our adjusted financial measures, net revenues generated from these definite-lived intangible assets during the periods presented, if applicable, are included in our adjusted financial measures. In addition, our management reviews the ratio of debt-to-Consolidated EBITDA, which we use as a factor to determine our ability to access the capital markets and make investments in pursuit of our Vision. Consolidated EBITDA is calculated in accordance with our Credit Agreement (defined below in Liquidity and Capital Resources) and includes certain adjustments. Our management does not view any of these special items to be part of our underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results. Our management also reviews income tax rates on an adjusted basis, which may exclude certain income tax items from our reported effective tax rate.
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
Discussion and Analysis
Our critical accounting policies and estimates are discussed in our 2025 Form 10-K; there have been no updates to these critical accounting estimates, except as noted below.
Critical Accounting Estimates
Goodwill and Other Intangible Assets Impairment Testing
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment as of October 1 of each year, in accordance with our accounting policy, and more frequently if an event occurs or circumstances change that would require an interim quantitative impairment assessment. There have been no events or changes in circumstances that indicate an interim quantitative impairment assessment was required as of March 31, 2026.
E-Vapor Reporting Unit Goodwill
In 2025, we recorded impairments of the values of the goodwill and other intangible assets within our e-vapor reporting unit as a result of the U.S. International Trade Commission (“ITC”) exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE into the United States and our expectation that effective enforcement against illicit flavored disposable e-vapor products would occur more gradually than initially anticipated. As of December 31, 2025, the estimated fair value and carrying value of the e-vapor goodwill was $610 million after recording impairments during the first and fourth quarters of 2025. In addition, the carrying value of the e-vapor reporting unit’s net assets (including the effect of intercompany debt), which was negative, approximated its estimated fair value.
We believe that the estimated fair value of the e-vapor reporting unit at December 31, 2025 remains reasonable and there are no events or circumstances indicating an impairment for the three months ended March 31, 2026. Fair value calculations are sensitive to changes in certain judgments and assumptions. The significant judgments and assumptions that drive the fair value of the reporting unit are the (i) timing and extent of effective enforcement against illicit flavored disposable e-vapor products; (ii) timing and likelihood of regulatory authorizations of e-vapor products, including of NJOY’s products; (iii) timing of the commercialization of NJOY e-vapor products in the United States; (iv) long-term growth of the e-vapor category; and (v) conversion rates of illicit flavored disposable e-vapor consumers to FDA-authorized e-vapor products and, specifically, NJOY’s e-vapor products. Fair value calculations can be negatively affected by changes in these judgments and assumptions, some of which relate to broader macroeconomic conditions and governmental actions outside of our control. If these assumptions or judgments regarding the expectations for the future state of the e-vapor category and NJOY’s business fail to materialize as anticipated, if we experience unfavorable outcomes with respect to litigation proceedings (including actions alleging patent infringement), or if the discount rate used to estimate the fair value increases, we could have additional non-cash impairments of our e-vapor reporting unit goodwill in future periods, which could be material. Based on our 2025 annual impairment test, a hypothetical 1% increase in the discount rate used to estimate the fair value of the e-vapor reporting unit would have resulted in a goodwill impairment charge of approximately $150 million. For further discussion of these factors, see Operating Results by Business Segment - Business Environment below.
Skoal Trademark Indefinite-Lived Intangible Asset
At December 31, 2025, the estimated fair value of the Skoal trademark exceeded its carrying value by approximately 7% ($0.3 billion). MST products, including Skoal, continued to be negatively impacted due in part to evolving adult nicotine consumer preferences, which have continued to contribute to reductions in sales volumes for MST products, including Skoal. For further discussion, see Trends and Developments above and Operating Results by Business Segment - Business Environment - Summary below.

We believe that the estimated fair value of the Skoal trademark at December 31, 2025 remains reasonable and there are no events or circumstances indicating an impairment for the three months ended March 31, 2026. If the decline in sales volume for Skoal is higher than currently estimated and results in material revenue declines, we believe there may be a material adverse effect on the significant assumptions used in performing our valuation. If Skoal’s actual revenue and income or long-term outlook are significantly unfavorable compared to forecasted performance used to estimate the fair value or if the discount rate used to estimate the fair value increases, we could have material non-cash impairments of the Skoal trademark in future periods. Based on the 2025 annual impairment test, a hypothetical 1% increase in the discount rate used to estimate the fair value of Skoal trademark would have resulted in an impairment charge of approximately $90 million. For further discussion of these factors, see Operating Results by Business Segment - Business Environment below.
For further discussion of goodwill and other intangible assets see Note 2. Goodwill and Other Intangible Assets, net (“Note 2”).
Consolidated Operating Results

	For the Three Months Ended March 31,
(in millions)	2026	2025
Net Revenues:
Smokeable products	$4,758	$4,622
Oral tobacco products	669	654
All other	1	(17)
Net revenues	$5,428	$5,259
Excise Taxes on Products:
Smokeable products	$648	$715
Oral tobacco products	22	25
Excise taxes on products	$670	$740
Operating Income:
OCI:
Smokeable products	$2,673	$2,469
Oral tobacco products	435	433
All other	(76)	(1,014)
Amortization of intangibles	(23)	(37)
General corporate expenses	(53)	(63)
Operating income	$2,956	$1,788
As discussed further in Note 9. Segment Reporting (“Note 9”), our CODM reviews OCI, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate the performance of, and allocate resources to, our segments. Our management believes it is appropriate to disclose this measure to help investors analyze our business performance and trends.

The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the three months ended March 31:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2026 Reported	$2,859	$676	$2,183	$1.30
NPM Adjustment Items	(11)	(2)	(9)	—
Acquisition-related items	2	—	2	—
Asset impairment, exit and implementation costs	6	1	5	—
Tobacco and health and certain other litigation items	2	—	2	—
Amortization of intangibles	23	3	20	0.01
ABI-related special items	1	—	1	—
Cronos-related special items	2	—	2	—
Income tax items	—	(12)	12	0.01
2026 Adjusted for Special Items	$2,884	$666	$2,218	$1.32

2025 Reported	$1,683	$606	$1,077	$0.63
Acquisition-related items	79	14	65	0.04
Asset impairment, exit and implementation costs	888	4	884	0.52
Tobacco and health and certain other litigation items	40	10	30	0.02
Amortization of intangibles	37	6	31	0.02
ABI-related special items	21	4	17	0.01
Cronos-related special items	(18)	—	(18)	(0.01)
Income tax items	—	(3)	3	—
2025 Adjusted for Special Items	$2,730	$641	$2,089	$1.23
The following special items affected the comparability of statements of earnings amounts for the three months ended March 31, 2026 and 2025:
▪Acquisition-Related Items: We recorded net pre-tax charges reflecting expenses primarily related to the ITC exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States. These charges are net of any insurance recoveries from insurance contracts associated with the acquisition of NJOY Holdings, Inc. (“NJOY Transaction”). For further information on the ITC’s determination, see E-vapor Product Litigation - JUUL Patent Litigation in Note 12. Contingencies (“Note 12”). We recorded these items as follows:

	For the Three Months Ended March 31,
(in millions)	2026	2025
Net revenues (1)	$—	$34
Cost of sales (1)	—	37
Marketing, administration and research costs (2)	1	(17)
Total	$1	$54
(1) Included in our all other category.
(2) Recorded as general corporate expense. Amount is net of $22 million of insurance recoveries for the three months ended March 31, 2025. To date, we incurred total costs of $152 million, primarily associated with the ITC exclusion order and cease-and desist orders prohibiting the importation and sale of NJOY ACE in the United States and patent infringement lawsuits related to the NJOY Transaction, which were offset by insurance recoveries of $64 million.
Additionally, we recorded a non-cash, pre-tax charge of $25 million for the three months ended March 31, 2025 for the change in the fair value of the contingent payments associated with the NJOY Transaction, which was recorded as general corporate expense and included in marketing, administration and research costs in our condensed consolidated statements of earnings. For further information, see Contingent Payments in Note 5. Financial Instruments.
▪Asset Impairment: We recorded a non-cash impairment charge of $873 million to reduce the carrying value of the e-vapor reporting unit goodwill to its estimated fair value for the three months ended March 31, 2025 in our all other category. For further discussion, see Note 2.

▪Tobacco and Health and Certain Other Litigation Items: For a discussion of tobacco and health and certain other litigation items and a breakdown of these costs by segment, see Note 12 and Tobacco and Health and Certain Other Litigation Items in Note 9, respectively.
▪Amortization of Intangibles: We recorded pre-tax amortization expense of definite-lived intangible assets of $23 million and $37 million for the three months ended March 31, 2026 and 2025, respectively, in marketing, administration and research costs in our condensed consolidated statements of earnings.
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Net revenues, which include excise taxes billed to customers, increased $169 million (3.2%), due primarily to higher net revenues in our smokeable products segment.
Cost of sales decreased $18 million (1.4%), due primarily to lower NJOY costs and lower shipment volume in our smokeable products segment, partially offset by higher manufacturing costs in our smokeable products segment.
Excise taxes on products decreased $70 million (9.5%), due primarily to 2026 refunds of taxes and duties paid on imported cigarettes and lower shipment volume in our smokeable products segment.
Marketing, administration and research costs decreased $38 million (6.5%), due primarily to lower tobacco and health and certain other litigation items, lower amortization of intangibles, lower general corporate expenses and lower costs related to our Optimize & Accelerate initiative (“Initiative”), partially offset by higher spending in our smokeable products and oral tobacco products segments.
Operating income increased $1,168 million (65.3%), due primarily to higher OCI (which includes the impact of a non-cash impairment of the e-vapor reporting unit goodwill in 2025).
(Income) losses from investments in equity securities were favorable $15 million (10.5%), due primarily to favorable results from our investment in ABI.
Reported net earnings of $2,183 million increased $1,106 million (100%+), due primarily to higher operating income. Reported basic and diluted EPS of $1.30, each increased by 100%+, due primarily to higher reported net earnings.
Adjusted net earnings of $2,218 million increased $129 million (6.2%), due primarily to higher OCI. Adjusted diluted EPS of $1.32 increased by 7.3%, due primarily to higher adjusted net earnings and fewer shares outstanding.
Operating Results by Business Segment
Business Environment
Summary
The U.S. nicotine industry faces a number of business, legal and regulatory challenges that have materially adversely affected and may continue to materially adversely affect our business, results of operations, cash flows or financial position or our ability to achieve our Vision. These challenges, some of which are discussed in more detail in Note 12, and in Part I, Item 1A Risk Factors in our 2025 Form 10-K, include:
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
▪bans and restrictions on nicotine product use imposed by governmental entities and private establishments and employers;
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
▪changes in adult nicotine consumer purchase behavior, which is influenced by various factors such as macroeconomic and geopolitical conditions (including inflation, tariffs and the economic impacts of international armed conflicts), the proliferation of illicit disposable e-vapor products, excise taxes and product price gap relationships, each of which has resulted and may in the future result in adult nicotine consumers switching to lower-priced nicotine products and lower shipment volumes;
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

▪Premarket Review Pathways for Tobacco Products and Market Authorization Enforcement: The FSPTCA permits the sale of tobacco products on the market as of February 15, 2007 and not subsequently modified (“Pre-existing Tobacco Products”) and new or modified products authorized through the pre-market tobacco product application (“PMTA”), Substantial Equivalence (“SE”) or SE Exemption pathways. Subsequent FDA rules also provide a Supplemental PMTA pathway designed to increase the efficiency of submission and review for modified versions of previously authorized products.
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
Helix submitted PMTAs for on! oral nicotine pouches on the market as of August 2016 in May 2020, PMTAs for additional on! oral nicotine pouches in September 2024, PMTAs for on! PLUS oral nicotine pouches in tobacco, mint and wintergreen flavors in June 2024 and PMTAs for on! PLUS oral nicotine pouches in six additional flavors in November 2025. In September 2025, the FDA launched a pilot program intended to increase efficiency and streamline the review process for PMTAs for select oral nicotine pouch products. Also in September 2025, the FDA communicated to Helix that PMTAs for certain of its products, including on! PLUS, were being reviewed through the pilot program. In December 2025, the FDA issued MGOs with respect to on! PLUS oral nicotine pouches in tobacco, mint and wintergreen flavors in 6 mg and 9 mg nicotine levels. As of April 27, 2026, the FDA has not issued a marketing order with respect to any other on! or on! PLUS product.
As of April 27, 2026, Middleton has received MGOs or exemptions that cover over 99% of its cigar product volume.
As a result of the NJOY Transaction, we gained full global ownership of NJOY’s e-vapor product portfolio, including NJOY ACE, a pod-based e-vapor product with an MGO from the FDA, and NJOY Daily, which also has an MGO. In June 2024, NJOY received MGOs with respect to two NJOY ACE menthol products and two NJOY Daily menthol products. NJOY ACE is subject to ITC exclusion and cease-and-desist orders prohibiting importation and sale in the United States. Although NJOY Daily is not subject to these orders, JUUL has asserted claims of patent infringement based on the sale of NJOY Daily in the United States. See Note 12.
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
▪E-Vapor Products: In September 2022, the FDA represented that it had resolved more than 99% of the timely applications it had received, the vast majority of which were for e-vapor products and resulted in MDOs. As of April 27, 2026, many manufacturers of menthol and other flavored e-vapor products have received MDOs for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefits of their products to adult smokers overcome the risks that their products pose to youth. The FDA has communicated in these MDOs that vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of Public Health” standard and that successful applications require strong, product-specific evidence. This perspective is reflected in the FDA’s March 2026 draft guidance on flavored electronic nicotine delivery systems. A number of manufacturers are challenging the MDOs for their products. In January 2024, the U.S. Court of Appeals for the Fifth Circuit ruled that the FDA had unlawfully changed its position with respect to the information required to obtain a PMTA. In April 2025, the U.S. Supreme Court vacated the U.S. Court of Appeals for the Fifth Circuit’s determination, concluding that manufacturers had been given fair notice of the PMTA requirements, and remanded the case for further review. Other U.S. Courts of Appeals have upheld adverse FDA determinations.
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
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and April 27, 2026, the weighted-average state cigarette excise tax increased from $0.36 to $2.02 per pack. As of April 27, 2026, one state (Utah) has enacted legislation increasing cigarette excise taxes in 2026, and various increases are under consideration or have been proposed.
Many states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. We support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of April 27, 2026, the federal government, 24 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST.
An increasing number of states and localities are proposing excise taxes on e-vapor products and oral nicotine pouches. As of April 27, 2026, 34 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 19 states and the District of Columbia have enacted legislation to tax oral nicotine pouches.
Tax increases are expected to continue to have an adverse impact on sales of our operating companies’ products through lower consumption levels and the potential shift in adult nicotine consumer purchases from premium to non-premium or discount cigarettes, to lower-taxed nicotine products or to counterfeit and contraband products. Lower sales volume and reported share performance of our operating companies’ products could have a material adverse effect on our business, results of operations, cash flows or financial position. Changes to federal or state tax laws or challenges to one or more of our positions with respect to those laws, including with respect to the availability of duty drawback, which allows manufacturers to receive refunds of certain duties, taxes and fees paid on imported tobacco products when offsetting volumes of those products or substantially similar products are subsequently exported, could increase the taxes and other fees payable with respect to our operating companies’ products or reduce the amount of taxes and other fees paid by our operating companies for which refunds are available. In addition, substantial excise tax increases on e-vapor and oral nicotine products may negatively impact adult smokers’ transition to these products, which could materially adversely affect our innovative nicotine businesses and our ability to achieve our Vision.
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of April 27, 2026, 182 countries, as well as the European Union, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings, (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products and (v) requires manufacturers of e-vapor products to certify that they are in compliance with FDA requirements to be allowed to sell in the state. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. As of April 27, 2026, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, New York, Rhode Island and Utah) and the District of Columbia have passed such legislation. Some states, such as New York and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway. The legislation in the State of California, which became effective in December 2022, bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen. The State of Maryland banned e-vapor product flavors other than tobacco and menthol through Maryland Department of Assessments and Taxation rulemaking.
The States of Indiana, Massachusetts and Utah passed legislation capping the amount of nicotine in e-vapor products. As of April 27, 2026, legislation relating to this issue is pending in one other state.

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
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: In December 2019, after a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of April 27, 2026, 44 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on our operating companies’ sales volumes, we support and advocate for raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels.
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
▪Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. For example, we are, or have been, subject to a number of governmental investigations with respect to our former investment in JUUL, which we divested in March 2023, including the following: (i) the U.S. Federal Trade Commission (“FTC”) issued a Civil Investigative Demand to us while conducting its antitrust review of our former investment in JUUL; (ii) the U.S. Securities and Exchange Commission commenced an investigation relating to our acquisition, disclosures and accounting controls in connection with the JUUL investment; and (iii) the New York State Office of the Attorney General and the Commonwealth of Massachusetts Office of the Attorney General, separately, issued independent subpoenas to us seeking documents relating to our former investment in and provision of services to JUUL.

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
In addition, government taxes and restrictions and prohibitions on the sale and use of certain materials used in our operating companies’ products may limit access to, and increase the costs of, raw materials and component parts and, potentially, impede our ability to sell certain of their products. For example, certain states have passed extended producer responsibility legislation concerning packaging. Because certain of our operating companies’ products’ packaging consists of single-use plastics, single-use plastic bans and extended producer responsibility mandates could result in bans on some of our operating companies’ product packaging or their products and adversely impact our costs and revenues. Additional taxes and limitations on the use of certain single-use plastics have been proposed by the U.S. Congress and various state and local governments. These existing and potential future laws and regulations could increase the costs of, and impair our ability to, source certain materials used in the packaging for our products.
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

Operating Results
Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our smokeable products segment:

	Operating Results
	For the Three Months Ended March 31,
(in millions)	2026	2025	Change
Net revenues	$4,758	$4,622	2.9%
Excise taxes	(648)	(715)
Revenues net of excise taxes	$4,110	$3,907

Reported OCI	$2,673	$2,469	8.3%
NPM Adjustment Items	(4)	—
Asset impairment, exit and implementation costs	5	13
Tobacco and health and certain other litigation items	2	36
Adjusted OCI	$2,676	$2,518	6.3%

Reported OCI margins (1)	65.0%	63.2%	1.8 pp
Adjusted OCI margins (1)	65.1%	64.4%	0.7 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Net revenues, which include excise taxes billed to customers, increased $136 million (2.9%), due primarily to higher pricing ($330 million), which includes higher promotional investments, lower shipment volume and a higher percentage of discount shipment volume relative to premium (“volume/cigarette mix”) ($196 million).
Reported OCI increased $204 million (8.3%), due primarily to higher pricing, which includes higher promotional investments, 2026 refunds of taxes and duties paid on imported cigarettes ($51 million) and lower tobacco and health and certain other litigation items ($34 million), partially offset by volume/cigarette mix ($160 million) and higher manufacturing costs ($47 million).
Adjusted OCI increased $158 million (6.3%), due primarily to higher pricing, which includes higher promotional investments, and 2026 refunds of taxes and duties paid on imported cigarettes, partially offset by volume/cigarette mix and higher manufacturing costs.

Shipment Volume and Retail Share Results
The following table summarizes our smokeable products segment’s shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
(sticks in millions)	2026	2025	Change
Cigarettes:
Marlboro	11,960	12,978	(7.8)%
Other premium	601	678	(11.4)%
Discount	1,306	548	100%+
Total domestic cigarettes (1)	13,867	14,204	(2.4)%
Cigars:
Black & Mild	403	405	(0.5)%
Other	1	—	100%+
Total cigars	404	405	(0.2)%
Total domestic smokeable products	14,271	14,609	(2.3)%

Contract manufactured export cigarettes (2)	610	—	100%+
(1) Domestic cigarettes shipment volume includes Marlboro; Other premium brands, such as Virginia Slims and Parliament; and Discount brands, which include L&M and Basic. Domestic cigarettes volume includes units sold as well as promotional units sold for distribution in the U.S. and excludes units sold for distribution to Puerto Rico, U.S. Territories to overseas military and by Philip Morris Duty Free Inc., none of which, individually or in the aggregate, is material to our smokeable products segment.
(2) Contract manufactured export cigarettes shipment volume represents contract manufactured cigarettes for third parties that market and sell tobacco products outside the U.S.
The following table summarizes our domestic cigarettes retail share performance:

	Retail Share
	For the Three Months Ended March 31,
	2026	2025	Percentage Point Change
Cigarettes:
Marlboro	39.7%	41.1%	(1.4)
Other premium	2.1	2.2	(0.1)
Discount	3.6	1.7	1.9
Total cigarettes	45.4%	45.0%	0.4
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
Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 2.4%, driven primarily by the industry’s decline rate (impacted by the continued discretionary income pressures on adult nicotine consumers), partially offset by trade inventory movements and retail share gains. When adjusted for trade inventory movements, our smokeable products segment domestic cigarette shipment volume decreased by an estimated 4%. When adjusted for trade inventory movements, total domestic cigarette industry volume decreased by an estimated 5%.
Marlboro’s retail share of the premium segment was 59.5%, an increase of 0.1 share point versus the prior year and 0.2 share points sequentially.

Total cigarettes industry discount category retail share was 33.3%, an increase of 2.4 share points versus the prior year and 0.5 share points sequentially, due primarily to continued discretionary income pressures on adult nicotine consumers.
Pricing Actions
PM USA and Middleton executed the following pricing actions during 2026 and 2025:
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
In addition:
▪Effective April 12, 2026, PM USA increased the list price of Marlboro (excluding Mainline Menthol and 72s Menthol) and L&M by $0.20 per pack. PM USA also increased the list price of all its other premium cigarette brands by $0.25 per pack.
Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our oral tobacco products segment:

	Operating Results
	For the Three Months Ended March 31,
(in millions)	2026	2025	Change
Net revenues	$669	$654	2.3%
Excise taxes	(22)	(25)
Revenues net of excise taxes	$647	$629

Reported OCI	$435	$433	0.5%
Asset impairment, exit and implementation costs	1	2
Adjusted OCI	$436	$435	0.2%

Reported OCI margins (1)	67.2%	68.8%	(1.6) pp
Adjusted OCI margins (1)	67.4%	69.2%	(1.8) pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Net revenues, which include excise taxes billed to customers, increased $15 million (2.3%), as higher pricing ($47 million), which includes higher promotional investments, was partially offset by lower shipment volume and a higher percentage of on! shipment volume relative to MST (“volume/product mix”) ($32 million).
Reported and adjusted OCI were essentially unchanged as higher pricing, which includes higher promotional investments, was mostly offset by lower volume/product mix ($29 million) and higher costs ($17 million).

Shipment Volume and Retail Share Results
The following table summarizes our oral tobacco products segment’s shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
(cans in millions)	2026	2025	Change
Copenhagen	80.4	89.7	(10.4)%
Skoal	27.9	31.4	(11.1)%
on!	46.2	39.3	17.6%
Other	15.4	15.0	2.7%
Total oral tobacco products	169.9	175.4	(3.1)%
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
The following table summarizes our oral tobacco products segment’s retail share performance:

	Retail Share
	For the Three Months Ended March 31,
	2026	2025	Percentage Point Change
Copenhagen	13.7%	16.9%	(3.2)
Skoal	5.3	6.5	(1.2)
on!	7.8	8.6	(0.8)
Other	2.2	2.5	(0.3)
Total oral tobacco products	29.0%	34.5%	(5.5)
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
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Our oral tobacco products segment’s reported domestic shipment volume decreased 3.1%, driven primarily by retail share losses, partially offset by the industry’s growth rate and trade inventory movements. When adjusted for trade inventory movements, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 8.5%.
Total oral tobacco products category industry volume increased by an estimated 9.5% over the six months ended March 31, 2026, driven primarily by growth in oral nicotine pouches, partially offset by declines in MST volumes.
Our oral tobacco products segment’s retail share was 29.0%, a decrease of 5.5 share points versus the prior year due primarily to share declines for MST products, and a decrease of 0.4 share points sequentially, as share declines for MST products were partially offset by oral nicotine pouch segment share growth.
Total U.S. oral tobacco category share for on! nicotine pouches was 7.8%, a decrease of 0.8 share points versus the prior year and an increase of 0.2 share points sequentially.
The U.S. nicotine pouch category grew to 58.1% of the U.S. oral tobacco category, an increase of 9.1 share points. on!’s share of the nicotine pouch category was 13.4%, a decrease of 4.2 share points.

Pricing Actions
USSTC and Helix executed the following pricing actions during 2026 and 2025:
▪Effective March 29, 2026, Helix increased the list price on its on! brand by $0.20 per can.
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
Liquidity and Capital Resources
We are a holding company that is primarily dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At March 31, 2026, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, we receive cash dividends on our interest in ABI and will continue to do so as long as we hold shares in ABI and ABI pays dividends.
At March 31, 2026, we had $3.5 billion of cash and cash equivalents. In addition to having access to the operating cash flows of our subsidiaries, our capital resources include access to credit markets in the form of commercial paper, availability under our $3.0 billion senior unsecured 5-year revolving credit agreement (“Credit Agreement”), which we use for general corporate purposes, and access to credit markets through the issuance of long-term senior unsecured notes. For additional information, see Capital Markets and Other Matters below.
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
Capital Markets and Other Matters
Credit Ratings - Our cost and terms of financing and our access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under our Credit Agreement is discussed in Note 10. Debt (“Note 10”).
At March 31, 2026, the credit ratings and outlook for our indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investors Service, Inc.	P-2	A3	Stable
Standard & Poor’s Financial Services LLC (“S&P”)	A-2	BBB+	Stable
Fitch Ratings Inc.	F1	BBB+	Stable
Credit Lines - From time to time, we have short-term borrowing needs to meet our working capital requirements arising from the timing of payments under State Settlement Agreements, quarterly income tax payments and quarterly dividend payments, and generally use our commercial paper program to meet those needs.
At March 31, 2026, we had availability under our Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion, and we were in compliance with the covenants in our Credit Agreement. We monitor the credit quality of our bank group and do not know of any potential non-performing credit provider in that group. For further discussion on borrowing arrangements, see Note 10.
Long-Term Debt - At March 31, 2026 and December 31, 2025, our total long-term debt was $24.6 billion and $25.7 billion, respectively. In February 2026, we repaid in full at maturity our 4.400% senior unsecured notes in the aggregate principal amount of approximately $1.1 billion. For further discussion of long-term debt, see Note 10.

At March 31, 2026, our debt-to-Consolidated net earnings and debt-to-Consolidated EBITDA ratios were calculated as follows:

For the Twelve Months Ended March 31, 2026 (1)
(in millions)
Consolidated net earnings	$8,053
Interest and other debt expense, net	1,075
Provision for income taxes	2,512
Depreciation and amortization	251
EBITDA	11,891
(Income) loss from investments in equity securities and noncontrolling interest, net	(525)
Dividends from less than 50% owned affiliates	208
Asset impairment and exit costs	978
Impairment of goodwill	285
Consolidated EBITDA	$12,837

Current portion of long-term debt (2)	$542
Long-term debt (2)	24,060
Debt	$24,602

Debt / Consolidated net earnings	3.1
Debt / Consolidated EBITDA	1.9
(1) Calculated for the four most recent fiscal quarters.
(2) Balance at March 31, 2026.
Guarantees and Other Similar Matters - As discussed in Note 12, we had unused letters of credit obtained in the ordinary course of business and certain guarantees to a limited number of third parties related to contractual obligations. As part of the supplier financing program further discussed in Note 13. Additional Financial Statement Information - Supplier Financing, Altria guarantees the financial obligations of ALCS under the financing program agreement. In addition, as discussed below in Supplemental Guarantor Financial Information and in Note 10, PM USA guarantees our obligations under our outstanding debt securities, any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program. These items have not had, and are not expected to have, a significant impact on our liquidity.
Payments Under State Settlement Agreements and FDA Regulation - PM USA has entered into State Settlement Agreements with the states, the District of Columbia and certain U.S. territories that call for certain payments. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. For further discussion of the State Settlement Agreements, see Health Care Cost Recovery Litigation in Note 12.
Based on current agreements and estimates of inflation, operating income, market share and annual industry volume decline rates, the estimated amounts that we may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees are $3.0 billion on average for the next three years. The estimated amount excludes the potential impact of any NPM Adjustment Items.
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year are generally paid in April of the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. We paid approximately $2.4 billion in April 2026 for amounts accrued in 2025 under the State Settlement Agreements. We recorded $0.7 billion of charges to cost of sales for each of the three months ended March 31, 2026 and 2025, in connection with the State Settlement Agreements and FDA user fees. The payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including inflation, operating income, market share and volume. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results. For further discussion on the potential impact of inflation on future payments, see Operating Results by Business Segment - Business Environment - State Settlement Agreements above.
Litigation-Related Deposits and Payments - Litigation is subject to uncertainty, and an adverse outcome or settlement of litigation could have a material adverse effect on our results of operations, cash flows or financial position in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 12.
Equity and Dividends
During the first three months of 2026 and 2025, we paid dividends of $1,780 million and $1,730 million, respectively, an increase of 2.9%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares we repurchased under our share repurchase program. Our current annualized dividend rate is $4.24 per share. We have a progressive dividend goal targeting mid-single digits dividend growth annually through 2028. Future dividend payments remain subject to the discretion of our Board.
For further discussion of our share repurchase programs, see Note 13. Additional Financial Statement Information - Share Repurchases and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.
Financial Review
Cash Provided by/Used in Operating Activities
During the first three months of 2026, net cash provided by operating activities was $2,324 million compared with $2,720 million during the first three months of 2025. This decrease was due primarily to payments for certain transferable income tax credits in 2026 and higher payments for interest on long-term debt, partially offset by higher net revenues in our smokeable products segment.
We had a working capital deficit at March 31, 2026 and December 31, 2025, and believe we have the ability to fund working capital deficits with cash provided by operating activities, borrowings under our Credit Agreement and access to the credit and capital markets.
Cash Provided by/Used in Investing Activities
During the first three months of 2026, net cash used in investing activities was $109 million compared with $43 million during the first three months of 2025. This increase was due primarily to investments in our manufacturing capabilities and innovative products.
Cash Provided by/Used in Financing Activities
During the first three months of 2026, net cash used in financing activities was $3,157 million compared with $1,085 million during the first three months of 2025. This increase was due to repayments of long-term debt in 2026 and issuances of long-term debt in 2025.
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
Summarized Balance Sheets
(in millions of dollars)

	Parent		Guarantor
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Assets
Due from Non-Guarantor Subsidiaries	$—	$—	$347	$347
Other current assets	3,627	4,394	902	871
Total current assets	$3,627	$4,394	$1,249	$1,218

Due from Non-Guarantor Subsidiaries	$6,561	$6,561	$—	$—
Other assets	8,635	8,394	1,201	1,195
Total non-current assets	$15,196	$14,955	$1,201	$1,195

Liabilities
Due to Non-Guarantor Subsidiaries	$3,665	$3,950	$1,162	$1,140
Other current liabilities	2,690	4,329	4,723	3,628
Total current liabilities	$6,355	$8,279	$5,885	$4,768

Total non-current liabilities	$25,783	$25,785	$623	$607

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Three Months Ended March 31, 2026
	Parent (1)	Guarantor (2)
Net revenues	$—	$4,458
Gross profit	—	2,787
Net earnings (losses)	(138)	1,923
(1) For the three months ended March 31, 2026, net earnings (losses) include $92 million of intercompany interest income from non-guarantor subsidiaries and $103 million of interest expense from non-guarantor subsidiaries.
(2) For the three months ended March 31, 2026, net earnings (losses) include $65 million of intercompany interest income from non-guarantor subsidiaries.
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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could differ materially from those anticipated, estimated or projected. You should bear this in mind as you consider our forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes, including with respect to our ability to achieve our Vision, to differ materially from those contained in, or implied by, any forward-looking statements we make. Any such statement is qualified by reference to the following cautionary statements. We elaborate on these important factors and the risks we face throughout this Form 10-Q, particularly in the Executive Summary and Business Environment sections preceding our discussion of the operating results of our segments above, and in our other publicly filed reports, including our 2025 Form 10-K. These factors and risks include the following:
▪our inability to anticipate and respond to changes in adult nicotine consumer preferences and purchase behavior;
▪our inability to compete effectively;
▪the growth of the e-vapor category, including illicit disposable e-vapor products, which contributes to reductions in domestic cigarette consumption levels and shipment volume;
▪the impact of illicit trade in nicotine products and the sale of products designed to avoid the regulatory framework for nicotine products, each of which contribute to reductions in the consumption levels and shipment volumes of our businesses’ products;
▪our failure to develop and commercialize innovative products, including nicotine products that may reduce health risks relative to other nicotine products and appeal to adult nicotine consumers;
▪changes, including in macroeconomic and geopolitical conditions (including inflation, tariffs and the economic impacts of international armed conflicts), that result in shifts in adult nicotine consumer disposable income and purchasing behavior, including choosing lower-priced and discount brands or products, and reductions in shipment volumes;
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
▪increases in nicotine product-related taxes;
▪our failure to complete or manage successfully strategic relationships or transactions, including acquisitions, dispositions, joint ventures, commercial relationships and investments in third parties, or realize the anticipated benefits of such transactions;
▪significant changes in price, availability or quality of tobacco, other raw materials or component parts, including as a result of changes in macroeconomic, geopolitical, climate and environmental conditions;

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
▪the risks associated with our Initiative, including risks relating to business continuity, our internal control over financial reporting and audit procedures and our ability to recognize the expected efficiencies;
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
▪the compliance risks associated with our expanded international business activities and the related complexity of U.S. and foreign laws and regulations applicable to those activities;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The fair value of our long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting primarily from changes in market interest rates. The fair value of our long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates were as follows:

(in billions)	March 31, 2026	December 31, 2025
Fair value	$22.7	$24.3
Decrease in fair value from a 1% increase in market interest rates	1.7	1.8
Increase in fair value from a 1% decrease in market interest rates	2.0	2.1
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

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
See Note 12 for a discussion of legal proceedings pending against us. See also Exhibits 99.1 and 99.2 to this Form 10-Q.
Item 1A. Risk Factors
Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of our 2025 Form 10-K. There have been no material changes to the risk factors previously disclosed in our 2025 Form 10-K.
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
Our share repurchase activity for each of the three months in the period ended March 31, 2026, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1-31, 2026	2,184,939	$59.54	2,184,939	$869,907,063
February 1-28, 2026	645,463	$67.50	257,393	$853,382,426
March 1-31, 2026	2,059,077	$65.09	2,046,701	$720,179,319
	4,889,479	$62.93	4,489,033
(1) The total number of shares purchased includes (a) shares purchased under the January 2025 share repurchase program and (b) shares withheld by Altria in an amount equal to the statutory withholding taxes for vested stock-based awards previously granted to eligible employees (which totaled 388,070 in February and 12,376 in March).
Item 5. Other Information
During the quarter ended March 31, 2026, none of our directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1	Form of Restricted Stock Unit Agreement (2026).

10.2	Form of Performance Stock Unit Agreement (2026).

10.3	Form of Confidentiality and Non-Competition Agreement.

22	Guarantor Subsidiary of the Registrant. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 (File No. 1-08940).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

101	The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALTRIA GROUP, INC.

/s/ SALVATORE MANCUSO
Salvatore Mancuso
Executive Vice President and
Chief Financial Officer
April 30, 2026