Form 10-K/A
period 2025-12-31
ALTRIA GROUP, INC.
filed 2026-05-27
CIK 764180

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) of Altria Group, Inc. (“Altria”) amends Altria’s Annual Report on Form 10-K for the year ended December 31, 2025, which Altria filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026 (the “Original Form 10-K”). Altria is filing this Amendment to amend Item 15 of the Original Form 10-K to include the consolidated financial statements of its foreign equity investee, Anheuser-Busch InBev SA/NV (“ABI”), as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 (the “ABI Financial Statements”) in accordance with Rule 3-09 of SEC Regulation S-X. The ABI Financial Statements, which were prepared by ABI, were audited in accordance with the standards of the Public Company Accounting Oversight Board (United States).
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

99.3
Anheuser-Busch InBev SA/NV consolidated financial statements as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023; and Independent Registered Public Accounting Firm’s Report as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023. Incorporated by reference to Anheuser-Busch InBev SA/NV’s Annual Report on Form 20-F for the year ended December 31, 2025.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRIA GROUP, INC.

By:	/s/ HEATHER A. NEWMAN
(Heather A. Newman
Executive Vice President and Chief Financial Officer)
Date: May 27, 2026

4