Form 10-Q
period 2026-06-30
ALTRIA GROUP, INC.
filed 2026-07-30
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At July 22, 2026, there were 1,669,743,926 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)
______________________________

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$2,367	$4,474
Receivables	306	263
Inventories:
Leaf tobacco	420	531
Other raw materials	277	245
Work in process	18	13
Finished product	345	281
	1,060	1,070
Other current assets	289	125
Total current assets	4,022	5,932

Property, plant and equipment, at cost	4,767	4,672
Less accumulated depreciation	3,010	2,962
	1,757	1,710

Goodwill	5,787	5,787
Other intangible assets, net	11,850	11,876
Investments in equity securities	8,896	8,617
Other assets	1,062	1,095
Total Assets	$33,374	$35,017

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)
________________________________________________

	June 30, 2026	December 31, 2025
Liabilities
Current portion of long-term debt	$1,684	$1,569
Accounts payable	684	750
Accrued liabilities:
Marketing	1,089	928
Settlement charges	1,169	2,178
Other	1,367	1,947
Dividends payable	1,777	1,782
Total current liabilities	7,770	9,154

Long-term debt	22,893	24,140
Deferred income taxes	3,472	3,370
Accrued pension costs	119	122
Accrued postretirement health care costs	938	939
Other liabilities	800	744
Total liabilities	35,992	38,469
Contingencies (Note 12)
Stockholders’ Equity (Deficit)
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,901	5,921
Earnings reinvested in the business	36,382	35,452
Accumulated other comprehensive losses	(2,381)	(2,627)
Cost of repurchased stock (1,136,217,391 shares at June 30, 2026 and 1,131,643,020 shares at December 31, 2025)	(43,505)	(43,183)
Total stockholders’ equity (deficit) attributable to Altria	(2,668)	(3,502)
Noncontrolling interest	50	50
Total stockholders’ equity (deficit)	(2,618)	(3,452)
Total Liabilities and Stockholders’ Equity (Deficit)	$33,374	$35,017

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)
_____________________________________

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$11,539	$11,361	$6,111	$6,102
Cost of sales	2,788	2,710	1,536	1,440
Excise taxes on products	1,425	1,552	755	812
Gross profit	7,326	7,099	3,820	3,850
Marketing, administration and research costs	1,213	1,207	663	619
Exit costs	21	1	21	1
Impairment of goodwill	—	873	—	—
Operating income	6,092	5,018	3,136	3,230
Interest and other debt expense, net	553	537	295	275
Net periodic benefit income, excluding service cost	(4)	(29)	(1)	(15)
(Income) losses from investments in equity securities	(245)	(291)	(87)	(148)
Earnings before income taxes	5,788	4,801	2,929	3,118
Provision for income taxes	1,307	1,346	631	740
Net earnings	$4,481	$3,455	$2,298	$2,378
Per share data:
Basic and diluted earnings per share	$2.67	$2.04	$1.37	$1.41

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)
_____________________

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2026	2025	2026	2025
Net earnings	$4,481	$3,455	$2,298	$2,378
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	22	3	12	2
ABI	230	(414)	67	(145)
Currency translation adjustments	(6)	(20)	(10)	3
Other comprehensive earnings (losses), net of deferred income taxes	246	(431)	69	(140)
Comprehensive earnings	$4,727	$3,024	$2,367	$2,238

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Six Months Ended June 30, 2026 and 2025
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interest (1)	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2025	$935	$5,921	$35,452	$(2,627)	$(43,183)	$50	$(3,452)
Net earnings	—	—	4,481	—	—	—	4,481
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	246	—	—	246
Stock award activity	—	(20)	—	—	16	—	(4)
Cash dividends declared ($2.12 per share)	—	—	(3,551)	—	—	—	(3,551)
Repurchases of common stock	—	—	—	—	(335)	—	(335)
Other	—	—	—	—	(3)	—	(3)
Balances, June 30, 2026	$935	$5,901	$36,382	$(2,381)	$(43,505)	$50	$(2,618)

Balances, December 31, 2024	$935	$5,905	$35,516	$(2,400)	$(42,194)	$50	$(2,188)
Net earnings	—	—	3,455	—	—	—	3,455
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(431)	—	—	(431)
Stock award activity	—	(10)	—	—	20	—	10
Cash dividends declared ($2.04 per share)	—	—	(3,446)	—	—	—	(3,446)
Repurchases of common stock	—	—	—	—	(600)	—	(600)
Other	—	—	—	—	(6)	—	(6)
Balances, June 30, 2025	$935	$5,895	$35,525	$(2,831)	$(42,780)	$50	$(3,206)
(1) Represents the non-cash contribution made by JTIUH to Horizon. See Note 1. Background and Basis of Presentation.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Three Months Ended June 30, 2026 and 2025
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interest (1)	Total Stockholders’ Equity (Deficit)
Balances, March 31, 2026	$935	$5,894	$35,859	$(2,450)	$(43,449)	$50	$(3,161)
Net earnings	—	—	2,298	—	—	—	2,298
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	69	—	—	69
Stock award activity	—	7	—	—	—	—	7
Cash dividends declared ($1.06 per share)	—	—	(1,775)	—	—	—	(1,775)
Repurchases of common stock	—	—	—	—	(55)	—	(55)
Other	—	—	—	—	(1)	—	(1)
Balances, June 30, 2026	$935	$5,901	$36,382	$(2,381)	$(43,505)	$50	$(2,618)

Balances, March 31, 2025	$935	$5,883	$34,868	$(2,691)	$(42,505)	$50	$(3,460)
Net earnings	—	—	2,378	—	—	—	2,378
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(140)	—	—	(140)
Stock award activity	—	12	—	—	2	—	14
Cash dividends declared ($1.02 per share)	—	—	(1,721)	—	—	—	(1,721)
Repurchases of common stock	—	—	—	—	(274)	—	(274)
Other	—	—	—	—	(3)	—	(3)
Balances, June 30, 2025	$935	$5,895	$35,525	$(2,831)	$(42,780)	$50	$(3,206)
(1) Represents the non-cash contribution made by JTIUH to Horizon. See Note 1. Background and Basis of Presentation.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)
_____________________

For the Six Months Ended June 30,	2026	2025
Cash Provided by (Used in) Operating Activities
Net earnings	$4,481	$3,455
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	112	142
Deferred income tax provision	33	33
Fair value adjustment for NJOY Transaction contingent payments	—	25
(Income) losses from investments in equity securities	(245)	(291)
Dividends from ABI	186	181
Exit costs, net of cash paid	11	(4)
Impairment of goodwill	—	873
Cash effects of changes:
Receivables	(43)	(62)
Inventories	(48)	27
Accounts payable	(47)	(123)
Income taxes	185	267
Accrued liabilities and other current assets	(655)	(489)
Accrued settlement charges	(1,009)	(1,256)
Pension plan contributions	(8)	(9)
Pension and postretirement, net	(11)	(37)
Other, net	101	193
Net cash provided by (used in) operating activities	3,043	2,925
Cash Provided by (Used in) Investing Activities
Capital expenditures	(150)	(70)
Other, net	(16)	(9)
Net cash provided by (used in) investing activities	(166)	(79)
Cash Provided by (Used in) Financing Activities
Long-term debt issued	—	997
Long-term debt repaid	(1,069)	(1,607)
Repurchases of common stock	(335)	(600)
Dividends paid on common stock	(3,556)	(3,454)
Other, net	(28)	(29)
Net cash provided by (used in) financing activities	(4,988)	(4,693)
Cash, cash equivalents and restricted cash: (1)
Increase (decrease)	(2,111)	(1,847)
Balance at beginning of period	4,492	3,158
Balance at end of period	$2,381	$1,311
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
▪Background: At June 30, 2026, our wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which, through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco (“MST”) products; Helix Innovations LLC (“Helix”) and its foreign affiliates (“Helix International”), which are engaged in the manufacture and sale of oral nicotine pouches; and NJOY, LLC (“NJOY”), which is engaged in the manufacture and sale of e-vapor products. We operate primarily within the United States and generate substantially all of our revenue from domestic customers. Other wholly owned subsidiaries included Altria Group Distribution Company (“AGDC”), which provides domestic sales and distribution services to our operating companies, and Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, research and product development, consumer engagement, finance, human resources and external affairs. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At June 30, 2026, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At June 30, 2026, we owned a 75% economic interest in Horizon Innovations LLC (“Horizon”), a joint venture with JTI (US) Holding, Inc. (“JTIUH”), a subsidiary of Japan Tobacco Inc., which owned the remaining 25% economic interest. Horizon is responsible for the U.S. marketing and commercialization of heated tobacco stick products owned by either party. At June 30, 2026, Horizon had no products in the U.S. marketplace.
At June 30, 2026, we had investments in Anheuser-Busch InBev SA/NV (“ABI”) and Cronos Group Inc. (“Cronos”). For further discussion of our investments, see Note 4. Investments in Equity Securities.
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
On January 1, 2026, we adopted Accounting Standards Update (“ASU”) 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU No. 2025-05”). This guidance provides a practical expedient for the calculation of current expected credit losses on current accounts receivable and current contract assets that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. We elected to apply this practical expedient upon adoption of ASU No. 2025-05, which had no impact on our condensed consolidated financial statements.
For a description of issued accounting guidance applicable to, but not yet adopted by, us, see Note 14. New Accounting Guidance Not Yet Adopted.
Note 2. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, were as follows:

	June 30, 2026		December 31, 2025
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill		Other Intangible Assets, net
Smokeable products segment	$99	$2,895	$99		$2,909
Oral tobacco products segment	5,078	8,629	5,078		8,646
Other	610	326	610	(1)	321
Total	$5,787	$11,850	$5,787		$11,876
(1) Comprised of e-vapor reporting unit goodwill related to our 2023 acquisition of NJOY.

Other intangible assets consisted of the following:

	June 30, 2026		December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,089	$—	$11,089	$—
Definite-lived intangible assets	1,676	915	1,656	869
Total other intangible assets	$12,765	$915	$12,745	$869
At June 30, 2026, substantially all of our indefinite-lived intangible assets consisted of (i) MST trademarks of $8.5 billion, which consists of Copenhagen, Skoal and other MST trademarks of $4.0 billion, $3.6 billion and $0.9 billion, respectively, from our 2009 acquisition of UST, and (ii) cigar trademarks of $2.6 billion from our 2007 acquisition of Middleton. Definite-lived intangible assets, consisting primarily of intellectual property, certain cigarette trademarks and customer relationships, are amortized over a weighted-average period of approximately 19 years. Pre-tax amortization expense for definite-lived intangible assets was $46 million and $74 million for the six months ended June 30, 2026 and 2025, respectively, and $23 million and $37 million for the three months ended June 30, 2026 and 2025, respectively.
The changes in goodwill and net carrying amount of intangible assets were as follows:

	For the Six Months Ended June 30, 2026		For the Year Ended
			December 31, 2025
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill		Other Intangible Assets, net
Balance at January 1	$5,787	$11,876	$6,945		$12,973
Changes due to:
Acquisitions	—	20	—		5
Impairments	—	—	(1,158)	(1)	(970)
Amortization	—	(46)	—		(132)
Balance at end of period	$5,787	$11,850	$5,787		$11,876
(1) Comprised of non-cash goodwill impairments of $873 million and $285 million recorded in the first and fourth quarters of 2025, respectively.
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment as of October 1 of each year, in accordance with our accounting policy, and more frequently if an event occurs or circumstances change that would require us to perform an interim quantitative impairment assessment. There have been no events or changes in circumstances that indicate an interim quantitative impairment assessment was required as of June 30, 2026.
Our annual impairment test of goodwill and indefinite-lived intangible assets as of October 1, 2025 resulted in a non-cash, pre-tax impairment of $970 million to our e-vapor reporting unit’s definite-lived intangible assets and a non-cash impairment of $285 million to our e-vapor reporting unit goodwill, which we recorded in our consolidated statement of earnings for the year ended December 31, 2025.
At June 30, 2026 and December 31, 2025, accumulated impairment losses related to goodwill were $1,158 million, which related to the e-vapor reporting unit.
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
Note 3. Exit and Implementation Costs
Pre-tax exit and implementation costs consisted of the following:

	Exit Costs		Implementation Costs		Exit Costs		Implementation Costs
	For the Six Months Ended June 30,				For the Three Months Ended June 30,
(in millions)	2026	2025	2026 (1)	2025 (3)	2026	2025	2026 (2)	2025 (3)
USSTC Facilities Consolidation:
Oral tobacco products segment	$19	$—	$59	$—	$19	$—	$59	$—
Optimize & Accelerate initiative:
Smokeable products segment	2	1	12	25	2	1	7	12
Oral tobacco products segment	—	—	2	4	—	—	1	2
Total Optimize & Accelerate initiative	2	1	14	29	2	1	8	14
Total	$21	$1	$73	$29	$21	$1	$67	$14
Amounts are recorded in our condensed consolidated statements of earnings as follows:
(1) Cost of sales ($59 million) and marketing, administration and research costs ($14 million).
(2) Cost of sales ($59 million) and marketing, administration and research costs ($8 million).
(3) Marketing, administration and research costs.
The movement in liabilities related to exit and implementation costs is as follows:

(in millions)	Exit Costs		Implementation Costs	Total
Balances at December 31, 2024	$35		$22	$57
Charges	8		48	56
Cash paid	(18)		(61)	(79)
Balances at December 31, 2025	25		9	34
Charges (1)	21		14	35
Cash paid	(10)		(14)	(24)
Balances at June 30, 2026	$36	(2)	$9	$45
(1) Implementation costs exclude non-cash asset-related charges associated with the USSTC Facilities Consolidation discussed below.
(2) Represents liabilities for employee separation costs.
USSTC Facilities Consolidation
In May 2026, we announced our plan to transition USSTC’s manufacturing operations at our Nashville, Tennessee plant to a new facility to be constructed on our existing campus in Hopkinsville, Kentucky (“USSTC Facilities Consolidation”). We expect the consolidation to be substantially completed in the first quarter of 2028.
We estimate total pre-tax charges for the USSTC Facilities Consolidation to be approximately $180 million, consisting of employee separation and other associated costs, which will be paid in cash, as well as certain asset-related charges for inventory and machinery and equipment, which are non-cash charges. For the six and three months ended June 30, 2026, we incurred pre-tax charges of $78 million, which consisted of non-cash asset-related charges ($59 million) and employee separation costs ($19 million). As of June 30, 2026, there have been no cash payments related to the USSTC Facilities Consolidation.
Optimize & Accelerate
In October 2024, we announced a multi-phase Optimize & Accelerate initiative (“Initiative”) designed to modernize our ways of working and enable us to increase our organization’s speed, efficiency and effectiveness by centralizing work, outsourcing certain transactional tasks and streamlining, automating and standardizing processes.

We estimate total pre-tax charges for the Initiative to be approximately $175 million. As of June 30, 2026, total pre-tax charges since the inception of the Initiative were $140 million, consisting of employee separation costs of $45 million and implementation costs of $95 million. We expect to record the majority of the remaining charges by the end of 2027. All of these charges result in cash expenditures and consist of severance payments associated with employee separations, implementation costs for new technology and business advisory services and other costs. As of June 30, 2026, total cash payments since the inception of the Initiative were $114 million, consisting of $28 million for exit costs and $86 million for implementation costs.
Note 4. Investments in Equity Securities
The carrying amount of our investments consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
ABI	$8,577	$8,303
Cronos	319	314
Total	$8,896	$8,617
(Income) losses from our investments in equity securities consisted of the following:

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(in millions)	2026		2025	2026		2025
ABI (1)	$(240)	(2)	$(273)	$(81)	(2)	$(148)
Cronos (1)	(5)		(18)	(6)		—
(Income) losses from investments in equity securities	$(245)		$(291)	$(87)		$(148)
(1) Includes our share of amounts recorded by our investees and additional adjustments, if required, related to (i) the conversion from international financial reporting standards to GAAP and (ii) adjustments to our investments required under the equity method of accounting.
(2) Includes $114 million of pre-tax dilution loss resulting from ABI’s share activity that reduced our ABI ownership interest.
Investment in ABI
At June 30, 2026, we had an approximate 8.1% ownership interest in ABI, consisting of approximately 125 million restricted shares of ABI (“Restricted Shares”) and approximately 34 million ordinary shares of ABI. Our Restricted Shares:
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
At June 30, 2026, the fair value of our investment in ABI was $13.2 billion, which exceeded its carrying value of $8.6 billion by approximately 54%. At December 31, 2025, the fair value of our investment in ABI was $10.3 billion, which exceeded its carrying value of $8.3 billion by approximately 24%.
Investment in Cronos
At June 30, 2026, we had an approximate 42.2% ownership interest in Cronos, consisting of approximately 157 million shares, which we account for under the equity method of accounting. We report our share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for us to record them in the concurrent period.
The fair value of our investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and is classified in Level 1 of the fair value hierarchy. At June 30, 2026, the fair value of our investment in Cronos was $432 million, which exceeded its carrying value of $319 million by approximately 35%. At December 31, 2025, the fair value of our investment in Cronos was $411 million, which exceeded its carrying value of $314 million by approximately 31%.

Note 5. Financial Instruments
Our investment in ABI, whose functional currency is the Euro, exposes us to foreign currency exchange risk on the carrying value of our investment. To manage this risk, we may designate Euro denominated unsecured long-term notes (“foreign currency denominated debt”) and certain foreign exchange contracts, including cross-currency swap contracts and forward contracts (collectively, “foreign currency contracts”), as net investment hedges of our investment in ABI. At June 30, 2026 and December 31, 2025, we had no outstanding foreign currency contracts.
The aggregate carrying value and fair value of our total long-term debt were as follows:

(in millions)	June 30, 2026	December 31, 2025
Carrying value	$24,577	$25,709
Fair value	22,815	24,303
Foreign currency denominated debt included in long-term debt:
Carrying value	2,566	2,638
Fair value	2,546	2,619
The fair value of our total long-term debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy.
Net Investment Hedging
We recognize changes in the carrying value of the foreign currency denominated debt due to changes in the Euro to U.S. dollar exchange rate in accumulated other comprehensive losses related to ABI. We recognized pre-tax (gains) losses of our net investment hedges of $(73) million and $403 million for the six months ended June 30, 2026 and 2025, respectively, and $(30) million and $264 million for the three months ended June 30, 2026 and 2025, respectively.
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
The changes in the liability associated with contingent payments were as follows:

	For the Six Months Ended June 30, 2026	For the Year Ended December 31, 2025
(in millions)
Balance at January 1	$45	$20
Change in the fair value of contingent payments (1)	—	25
Balance at end of period	$45	$45
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

Note 6. Benefit Plans
Components of Net Periodic Benefit Cost (Income)
Net periodic benefit cost (income) consisted of the following:

	Pension		Postretirement		Pension		Postretirement
	For the Six Months Ended June 30,				For the Three Months Ended June 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$18	$18	$5	$6	$10	$9	$3	$3
Interest cost	145	159	25	28	73	80	12	14
Expected return on plan assets	(198)	(215)	(2)	(2)	(99)	(108)	(1)	(1)
Amortization:
Net loss (gain)	48	25	(5)	(6)	24	12	(2)	(3)
Prior service cost (credit)	3	2	(20)	(20)	2	1	(10)	(10)
Net periodic benefit cost (income)	$16	$(11)	$3	$6	$10	$(6)	$2	$3
Employer Contributions
We make contributions to our pension plans to the extent that the contributions are tax deductible and pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. We made employer contributions of $8 million to our pension plans and did not make any contributions to our postretirement plans during the six months ended June 30, 2026. Currently, we anticipate making additional employer contributions in 2026 to our pension and postretirement plans of up to approximately $52 million and $100 million, respectively. However, the foregoing estimates of 2026 contributions to our pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates and asset performance significantly above or below the assumed long-term rate of return for each respective plan.
Note 7. Earnings per Share
We calculated basic and diluted earnings per share (“EPS”) using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net earnings	$4,481	$3,455	$2,298	$2,378
Less: Distributed and undistributed earnings attributable to share-based awards	(11)	(10)	(6)	(7)
Earnings for basic and diluted EPS	$4,470	$3,445	$2,292	$2,371

Weighted-average shares for basic and diluted EPS	1,672	1,687	1,670	1,684
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in our EPS calculation pursuant to the two-class method.

Note 8. Other Comprehensive Earnings/Losses
Changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria were as follows:

	For the Six Months Ended June 30, 2026
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments	Accumulated Other Comprehensive Losses
Balances, December 31, 2025	$(1,415)	$(1,217)		$5	$(2,627)

Other comprehensive earnings (losses) before reclassifications	—	275		(7)	268
Deferred income taxes	—	(59)		1	(58)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	216		(6)	210

Amounts reclassified to net earnings	29	18		—	47
Deferred income taxes	(7)	(4)		—	(11)
Amounts reclassified to net earnings, net of deferred income taxes	22	14		—	36

Other comprehensive earnings (losses), net of deferred income taxes	22	230	(1)	(6)	246

Balances, June 30, 2026	$(1,393)	$(987)		$(1)	$(2,381)

	For the Three Months Ended June 30, 2026
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments	Accumulated Other Comprehensive Losses
Balances, March 31, 2026	$(1,405)	$(1,054)		$9	$(2,450)

Other comprehensive earnings (losses) before reclassifications	—	70		(11)	59
Deferred income taxes	—	(15)		1	(14)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	55		(10)	45

Amounts reclassified to net earnings	15	15		—	30
Deferred income taxes	(3)	(3)		—	(6)
Amounts reclassified to net earnings, net of deferred income taxes	12	12		—	24

Other comprehensive earnings (losses), net of deferred income taxes	12	67	(1)	(10)	69

Balances, June 30, 2026	$(1,393)	$(987)		$(1)	$(2,381)

	For the Six Months Ended June 30, 2025
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments	Accumulated Other Comprehensive Losses
Balances, December 31, 2024	$(1,392)	$(1,018)		$10	$(2,400)

Other comprehensive earnings (losses) before reclassifications	—	(510)		(20)	(530)
Deferred income taxes	—	118		—	118
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(392)		(20)	(412)

Amounts reclassified to net earnings	4	(28)		—	(24)
Deferred income taxes	(1)	6		—	5
Amounts reclassified to net earnings, net of deferred income taxes	3	(22)		—	(19)

Other comprehensive earnings (losses), net of deferred income taxes	3	(414)	(1)	(20)	(431)

Balances, June 30, 2025	$(1,389)	$(1,432)		$(10)	$(2,831)

	For the Three Months Ended June 30, 2025
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments	Accumulated Other Comprehensive Losses
Balances, March 31, 2025	$(1,391)	$(1,287)		$(13)	$(2,691)

Other comprehensive earnings (losses) before reclassifications	—	(179)		3	(176)
Deferred income taxes	—	45		—	45
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(134)		3	(131)

Amounts reclassified to net earnings	2	(14)		—	(12)
Deferred income taxes	—	3		—	3
Amounts reclassified to net earnings, net of deferred income taxes	2	(11)		—	(9)

Other comprehensive earnings (losses), net of deferred income taxes	2	(145)	(1)	3	(140)

Balances, June 30, 2025	$(1,389)	$(1,432)		$(10)	$(2,831)
(1) Primarily reflects our share of ABI’s currency translation adjustments and the impact of our designated net investment hedges related to our investment in ABI. For further discussion of designated net investment hedges, see Note 5. Financial Instruments.

Pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2026	2025	2026	2025
Benefit Plans: (1)
Net loss	$46	$22	$23	$11
Prior service credit	(17)	(18)	(8)	(9)
	29	4	15	2
ABI (2)	18	(28)	15	(14)
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$47	$(24)	$30	$(12)
(1) Amounts are included in net periodic benefit income, excluding service cost. For further details, see Note 6. Benefit Plans.
(2) Amounts are included in (income) losses from investments in equity securities.
Note 9. Segment Reporting
At June 30, 2026, our reportable segments were (i) smokeable products, consisting of combustible cigarettes and machine-made large cigars; and (ii) oral tobacco products, consisting of MST products and oral nicotine pouches.
For the year ended December 31, 2025, we concluded that our e-vapor products operating segment met the quantitative threshold for presentation as a reportable segment in accordance with Accounting Standards Codification 280, Segment Reporting (“ASC 280”), as a result of the non-cash impairments of e-vapor reporting unit goodwill and related definite-lived intangible assets recorded in 2025. For further discussion of non-cash impairments, see Note 2. Goodwill and Other Intangible Assets, net. As a result, in our 2025 Form 10-K, we presented e-vapor products as a reportable segment (previously in our all other category) and recast segment information for comparative periods. During the first quarter of 2026, we concluded that the e-vapor products operating segment was not expected to be of continuing significance and did not meet the quantitative thresholds as prescribed under ASC 280 for separate reportable segments. As such, the e-vapor products operating segment is no longer considered a reportable segment, and we included the e-vapor products operating segment results in our all other category for all periods presented.
At June 30, 2026, our all other category included (i) e-vapor products, consisting of our NJOY business; (ii) Horizon; (iii) Helix International; and (iv) other business activities, which primarily consists of research and development (“R&D”) expense related to certain new product platforms and technologies.
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

Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net revenues:
Smokeable products	$10,150	$9,979	$5,392	$5,357
Oral tobacco products	1,382	1,407	713	753
All other	7	(25)	6	(8)
Net revenues	$11,539	$11,361	$6,111	$6,102
Earnings before income taxes:
OCI:
Smokeable products	$5,615	$5,399	$2,942	$2,930
Oral tobacco products	816	931	381	498
All other	(153)	(1,122)	(77)	(108)
Amortization of intangibles	(46)	(74)	(23)	(37)
General corporate expenses	(140)	(116)	(87)	(53)
Operating income	6,092	5,018	3,136	3,230
Interest and other debt expense, net	553	537	295	275
Net periodic benefit income, excluding service cost	(4)	(29)	(1)	(15)
(Income) losses from investments in equity securities	(245)	(291)	(87)	(148)
Earnings before income taxes	$5,788	$4,801	$2,929	$3,118
Smokeable products segment OCI consisted of the following, including expenses under the significant expense principle in accordance with GAAP:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net revenues	$10,150	$9,979	$5,392	$5,357
Settlement charges (1)	(1,453)	(1,486)	(785)	(799)
Excise taxes on products sold	(1,380)	(1,502)	(732)	(787)
Other segment items (2)	(1,702)	(1,592)	(933)	(841)
Operating companies income	$5,615	$5,399	$2,942	$2,930
(1) Represents charges related to State Settlement Agreements included in cost of sales. For additional information, see Health Care Cost Recovery Litigation in Note 12. Contingencies.
(2) Other segment items includes manufacturing, marketing, administration and research costs, FDA user fees and other costs.
For the oral tobacco products segment, we did not identify any expenses under the significant expense principle in accordance with GAAP. Other segment items for our oral tobacco products segment include manufacturing, marketing, administration and research costs and excise taxes on products sold. Total oral tobacco products other segment items were $566 million and $476 million for the six months ended June 30, 2026 and 2025, respectively, and $332 million and $255 million for the three months ended June 30, 2026 and 2025, respectively. The CODM reviews total oral tobacco products segment expenses in the aggregate in conjunction with the review of budget-to-actual OCI variances to manage segment operations.

Details of our depreciation expense and capital expenditures were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2026	2025	2026	2025
Depreciation expense:
Smokeable products	$27	$29	$14	$14
Oral tobacco products	22	21	11	11
General corporate and other	17	18	8	9
Total depreciation expense	$66	$68	$33	$34
Capital expenditures:
Smokeable products	$81	$30	$29	$12
Oral tobacco products	52	22	18	9
General corporate and other	17	18	10	11
Total capital expenditures	$150	$70	$57	$32
The comparability of OCI for our reportable segments was affected by the following:
▪Exit and Implementation Costs: We recorded exit and implementation costs of $94 million and $30 million for the six months ended June 30, 2026 and 2025, respectively, and $88 million and $15 million for the three months ended June 30, 2026 and 2025, respectively. For further discussion and a breakdown of these costs by segment, see Note 3. Exit and Implementation Costs.
▪Tobacco and Health and Certain Other Litigation Items: We recorded pre-tax charges related to tobacco and health and certain other litigation items as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2026	2025	2026	2025
Smokeable products segment	$69	$40	$67	$4
General corporate expenses	—	1	—	1
Interest and other debt expense, net	24	4	24	—
Total	$93	$45	$91	$5
We recorded the amounts shown in the table above in our smokeable products segment in marketing, administration and research costs in our condensed consolidated statements of earnings. For further discussion, see Note 12. Contingencies.
Note 10. Debt
Short-term Borrowings and Borrowing Arrangements
At June 30, 2026 and December 31, 2025, we had no short-term borrowings.
We have a $3.0 billion senior unsecured 5-year revolving credit agreement (“Credit Agreement”) that expires on October 24, 2029 and includes an option, subject to certain conditions, for us to extend the term for an additional one-year period. We intend to use any borrowings under our Credit Agreement for general corporate purposes.
At June 30, 2026, we had availability under the Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion.
Our Credit Agreement includes various covenants, one of which requires us to maintain a ratio of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated for the four most recent fiscal quarters. At June 30, 2026, we were in compliance with our covenants in our Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in our Credit Agreement, include certain adjustments.
PM USA guarantees any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program.
Long-term Debt
The aggregate carrying value of our total long-term debt at June 30, 2026 and December 31, 2025 was $24.6 billion and $25.7 billion, respectively.
In February 2026, we repaid in full at maturity our 4.400% senior unsecured notes in the aggregate principal amount of approximately $1.1 billion.

At June 30, 2026 and December 31, 2025, accrued interest on long-term debt of $371 million and $425 million, respectively, was included in other accrued liabilities on our condensed consolidated balance sheets.
For a discussion of the fair value of our long-term debt and the designation of our Euro denominated senior unsecured notes as a net investment hedge of our investment in ABI, see Note 5. Financial Instruments.
Note 11. Income Taxes
The income tax rates for the six and three months ended June 30, 2026 were 22.6% and 21.5%, respectively. The income tax rates for the six and three months ended June 30, 2025 were 28.0% and 23.7%, respectively.
The 5.4% decrease in the income tax rate for the six months ended June 30, 2026 was due primarily to higher tax expense in 2025 related to the non-deductible impairment of the e-vapor reporting unit goodwill and tax benefits related to the effective settlement with the IRS in May 2026 of our audit for the 2017 tax year. The 2.2% decrease in the income tax rate for the three months ended June 30, 2026 was due primarily to tax benefits related to the IRS effective settlement discussed above. For further discussion of the non-deductible impairment, see Note 2. Goodwill and Other Intangible Assets, net.
The settlement discussed above excluded our refund claim for the 2017 tax year, based on the Tax Cuts and Jobs Act of 2017’s removal of downward attribution rules relevant to our investment in ABI. In September 2025, this refund claim was denied, and we are pursuing all available appellate remedies.
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
Judgments Paid and Provisions for Tobacco and Health (Including Engle Progeny Litigation) and Certain Other Litigation Items: The changes in our accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2026	2025	2026	2025
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$71	$96	$63	$118
Pre-tax charges for:
Tobacco and health and certain other litigation (1)	69	40	67	4
JUUL-related settlements (2)	4	1	4	1
Related interest costs	24	4	24	—
Payments	(12)	(46)	(2)	(28)
Accrued liability for tobacco and health and certain other litigation items at end of period	$156	$95	$156	$95
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
Since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $1.2 billion and interest totaling approximately $245 million as of June 30, 2026. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $454 million and related interest totaling approximately $62 million.
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of June 30, 2026, PM USA has posted appeal bonds totaling approximately $10 million, which have been collateralized with restricted cash and are included in assets on our condensed consolidated balance sheets.
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
The table below lists the number of certain tobacco-related cases pending in the United States against us as of:

	July 27, 2026	July 28, 2025	July 29, 2024
Individual Smoking and Health Cases (1)	247	195	177
Health Care Cost Recovery Actions	—	1	1
E-vapor Cases(2)	24	24	81
Other Tobacco-Related Cases (3)	3	3	3
(1) Includes as of July 27, 2026, 41 cases filed in Illinois, eight cases filed in New Mexico, 102 cases filed in Massachusetts, two cases filed in Hawaii, 10 cases filed in the U.S. Virgin Islands, 50 cases filed in Pennsylvania and nine non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle class (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Progeny Cases).
(2) In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits, and, in March 2024, the court granted final approval of the settlement. Pending final dismissal of these cases, as of July 27, 2026, the remaining cases include 20 individual cases that opted out of the settlement, four class action lawsuits pending in Canada. For further discussion of the Multidistrict Litigation settlement, see E-vapor Product Litigation below.
(3) See Certain Other Tobacco-Related Litigation - “Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions below.

International Tobacco-Related Cases: As of July 27, 2026, Altria is named as a defendant in four e-vapor class action lawsuits in Canada. In July 2026, the court in one of those lawsuits in British Columbia certified a nationwide class of residents who used and directly or indirectly purchased JUUL e-vapor products in Canada for purposes that were primarily personal starting in August 2018. The class seeks compensatory and punitive damages for, among other things, personal injuries allegedly suffered from using JUUL e-vapor products. Altria intends to appeal the class certification order. PM USA is a named defendant in nine health care cost recovery actions in Canada, seven of which also name Altria as a defendant; and PM USA and Altria are named as defendants in six smoking and health class actions filed in various Canadian provinces. See Smoking and Health Litigation - Other Smoking and Health Class Actions below for a discussion of the smoking and health class actions filed in various Canadian Provinces. Also, see Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement (defined below) between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of July 27, 2026, one Engle progeny case, one individual smoking and health cases and no e-vapor cases are set for trial through September 30, 2026. Trial dates are subject to change.
Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 88 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 54 of the 88 cases. Of the 34 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 29 have reached final resolution.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of July 27, 2026.
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
Non-Engle Progeny Litigation: The charts below summarize the verdicts in and post-trial status of certain non-Engle progeny smoking and health cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of July 27, 2026 where PM USA has recorded a provision in its condensed consolidated financial statements because we have determined that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The second chart lists cases that are pending as of July 27, 2026 where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated, and the third chart lists cases that have concluded in the past 12 months where PM USA paid a final judgment. In this Note 12. Contingencies, references to “R.J. Reynolds” are to R.J. Reynolds Tobacco Company. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings. A chart listing certain verdicts for plaintiffs in pending Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.
Currently Pending Non-Engle Cases with Accrued Liabilities
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	State	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status	Accrual(1)
Fontaine	September 2022	PM USA	MA	$8 million	$56 million	The Massachusetts Supreme Judicial Court affirmed the judgment. PM USA intends to seek review by the U.S. Supreme Court.	$89 million
(1) Accrual amounts include interest and associated costs, if applicable. For any cases with multiple defendants, accrual amounts reflect the portion of compensatory damages PM USA believes it will have to pay if the case is ultimately decided in plaintiff’s favor after taking into account any portion potentially payable by the other defendant.

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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of July 27, 2026, approximately 43 state court cases were pending against PM USA or Altria. Each federal Engle progeny case has been resolved.
Engle Progeny Trial Results: As of July 27, 2026, 148 federal and state Engle progeny cases involving PM USA have resulted in verdicts. Eighty-eight were returned in favor of plaintiffs, four of which have been reversed post-trial or on appeal and remain pending. Sixty verdicts were returned in favor of PM USA. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of July 27, 2026.
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
The charts below list the verdicts in and post-trial status of certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of July 27, 2026 where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated, and the second chart lists cases that have concluded in the past 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.

Currently Pending Engle Cases with Verdicts against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages	Punitive Damages (PM USA)	Post-Trial Status
Garcia	June 2024	PM USA	Miami-Dade	$2 million	$10 million	Appeals to the Third District Court of Appeal pending.
Engle Cases Concluded in Past 12 Months
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Payment Amount for Damages (if any)
Chacon	October 2023	PM USA	Miami-Dade	$1 million
McCall	October 2023	PM USA	Broward	<$1 million
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
As of July 27, 2026, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in six class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan and British Columbia. In Saskatchewan and British Columbia (two separate cases), plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to us) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the United States). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. In August 2025, a plan for those companies was implemented, under which those companies agreed, among other things, to pay an aggregate global settlement amount of CAD $32.5 billion to resolve all tobacco product-related claims and litigation in Canada. Under the plan, Altria and PM USA have obtained releases of claims and the related litigation against them will be dismissed. Pursuant to the indemnification obligations in the Distribution Agreement, neither Altria nor PM USA is responsible for any payments required to resolve the Canadian litigation. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
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
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by the States of Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $10.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. For the six months ended June 30, 2026 and 2025, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.5 billion for each period. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
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
Settlements of NPM Adjustment Disputes.
▪Multi-State Settlement. As of December 2025, a total of 39 states and territories had joined the multi-state settlement. Pursuant to this settlement, PM USA has received $1.57 billion since 2014 and expects to receive annual credits applied against PM USA’s MSA payments through 2041.
▪New York Settlement. In 2015, PM USA entered into a separate NPM Adjustment settlement in which PM USA settled the NPM Adjustment disputes with the State of New York in perpetuity. PM USA has received $723 million pursuant to the New York settlement and expects to receive annual credits applied against the MSA payments due to the State of New York going forward.
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
▪2005-2007 NPM Adjustments. The PMs and six states that had not settled the NPM Adjustment disputes are currently arbitrating certain NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005 through 2007, for five of the six states, and one year, 2005, for one state. As of July 27, 2026, the arbitration panel found the States of Maryland, Wisconsin and Ohio diligent for all three years, the State of Washington not diligent for all three years and the State of Missouri not diligent for 2005. The State of Washington subsequently settled, as discussed above. PM USA recorded $14 million as a reduction in costs of sales and $21 million as interest income in the fourth quarter of 2023 for its estimate of the minimum amount of the 2005 through 2007 NPM Adjustments it will receive related to the Washington finding. PM USA recorded an insignificant amount as a reduction in cost of sales in the first quarter of 2026 related to the Missouri finding. The State of Missouri has challenged the arbitration panel’s determination for 2005 in state court.
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
In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits as well as the majority of the group of cases pending in the consolidated California state court proceeding for $235 million, for which amount we recorded a pre-tax provision in the second quarter of 2023. In March 2024, the court granted final approval of the class action settlement, and we paid the settlement amount in the second quarter of 2024. The settlement applies to all of the Multidistrict Litigation except 11 individual cases that opted out of the settlement, all of the consolidated California cases except nine individual cases that opted out of the settlement and 38 “third party” cases brought by Native American tribes. We separately agreed to settle the cases brought by Native American tribes in July 2024, and these cases have been dismissed. We recorded a pre-tax provision for $20 million in the second quarter of 2024 related to the Native American tribes settlement and paid the settlement amount in October 2024. In the second quarter of 2026, we recorded an additional pre-tax provision for $4 million related to the same settlement and paid that amount in July 2026. Neither settlement applies to four class action lawsuits pending in Canada or 17 putative class action antitrust lawsuits. For a description of the class action lawsuits pending in Canada and the class action antitrust lawsuits, in each case not subject to the settlement, see International Tobacco-Related Cases above and Antitrust Litigation below, respectively.
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
Also in August 2025, JUUL filed a related action against the same defendants with the ITC. There, JUUL also alleges patent infringement, but the remedies sought include an exclusion order that would prohibit the importation into the United States of NJOY Daily and any other products NJOY may be developing or preparing for commercialization in the United States that would infringe JUUL’s patent. No damages are recoverable in the proceedings before the ITC. In April 2026, the ALJ granted NJOY’s motion for summary determination, finding that the sole patent that forms the basis of JUUL’s action is invalid. JUUL petitioned the ITC to review the ALJ’s initial determination, and the ITC granted review in May 2026. The ITC has not issued its final determination.
In November 2025, Altria, AGDC, ALCS, NJOY Holdings and NJOY sued the ITC and the ALJ in the U.S. District Court for the Eastern District of Virginia, seeking to enjoin the ITC and ALJ from adjudicating JUUL’s action. The lawsuit asserts that Altria and our affiliates are entitled to have JUUL’s claims heard in a federal court and be tried to a jury, and that the ALJ is unconstitutionally appointed and shielded from removal by the President. Altria and our affiliates have moved for summary judgment and a preliminary injunction. In June 2026, the U.S. District Court for the Eastern District of Virginia denied the motion for a preliminary injunction, and we have appealed that decision to the U.S. Court of Appeals for the Fourth Circuit. Also in November 2025, NJOY Holdings and NJOY filed a petition with PTAB challenging the validity of the patent underlying JUUL’s August 2025 actions. In April 2026, PTAB issued a discretionary denial of that petition, refusing to reach the merits of whether JUUL’s patent is valid.
In September 2025, NJOY, ALCS, and AGDC filed an action against JUUL with the ITC alleging patent infringement and seeking a ban on the importation and sale of the same JUUL products in the United States. A hearing before the ALJ is scheduled for September 2026, and we expect an initial determination from the ALJ in December 2026, subject to the ALJ’s ability to grant himself an extension. The ALJ’s recommendation will be reviewed by the ITC, and we expect the ITC’s final determination in April 2027, subject to the ITC’s ability to grant itself an extension.
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
As of July 27, 2026, 17 putative class action lawsuits have been filed against Altria and JUUL in the U.S. District Court for the Northern District of California. In November 2020, these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Antitrust Act of 1890 and Section 7 of the Clayton Antitrust Act and various state antitrust and consumer protection laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid and rescission of the transaction. In February 2024, the court ordered that certain of the direct-purchaser plaintiffs’ claims against JUUL be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement and dismissed without prejudice the direct-purchaser plaintiffs’ claims for injunctive relief. In April 2025, plaintiffs voluntarily dismissed all monopolization claims and all claims against the Altria defendants under California’s Unfair Competition Law. In February 2026, the U.S. District Court for the Northern District of California certified three classes of plaintiffs (one of direct purchasers, one of indirect purchasers and one of indirect resellers). In March 2026, Altria and JUUL filed a petition with the Ninth Circuit Court of Appeals seeking discretionary review of the class certification decision, which the court granted in April 2026. The trial with respect to the remaining claims in the consolidated lawsuits will not occur earlier than five months after the Ninth Circuit issues its decision.
Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or our other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of July 27, 2026, two “Lights/Ultra Lights” class actions are pending in U.S. state courts. Neither case is active.
As of July 27, 2026, one smoking and health case alleging personal injury or seeking court-supervised programs or an ongoing medical monitoring program on behalf of individuals exposed to environmental tobacco smoke and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
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
Guarantees and Other Similar Matters
In the ordinary course of business, we have agreed to indemnify a limited number of third parties in the event of future litigation. Additionally, we provide certain guarantees to a limited number of third parties related to contractual obligations. At June 30, 2026, we had $43 million of unused letters of credit obtained in the ordinary course of business. These items have not had, and are not expected to have, a significant impact on our liquidity.
Under the terms of a distribution agreement between Altria and PMI (“Distribution Agreement”), entered into as a result of our 2008 spin-off of our former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. We do not have a related liability recorded on our condensed consolidated balance sheet at June 30, 2026 as the fair value of this indemnification is insignificant.
As part of our supplier financing program, Altria guarantees the financial obligations of ALCS under the financing program agreement.
PM USA guarantees our obligations under our outstanding debt securities, any borrowings under our $3.0 billion Credit Agreement and any amounts outstanding under our commercial paper program.
Note 13. Additional Financial Statement Information
Share Repurchases
In January 2025, our Board of Directors (“Board” or “Board of Directors”) authorized a $1.0 billion share repurchase program that it expanded to $2.0 billion in October 2025. At June 30, 2026, we had $665 million remaining under this program, which expires on December 31, 2026. Share repurchases depend on marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our share repurchase activity was as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Total number of shares repurchased	5.3	10.4	0.8	4.7
Aggregate cost of shares repurchased	$335	$600	$55	274
Average price per share of shares repurchased	$62.78	$57.71	$65.11	$58.63
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash on our condensed consolidated balance sheets to the amounts reported in our condensed consolidated statements of cash flows is as follows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$2,367	$4,474
Restricted cash included in other current assets	—	7
Restricted cash included in other assets	14	11
Cash, cash equivalents and restricted cash	$2,381	$4,492
Restricted cash consisted primarily of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 12. Contingencies.
Receivables
We record receivables net of the cash discounts on our condensed consolidated balance sheets. At June 30, 2026, December 31, 2025 and December 31, 2024, receivables were $306 million, $263 million and $177 million, respectively.
Deferred Revenue
We record deferred revenue when our businesses receive payment in advance of product shipment, which we include in other accrued liabilities on our condensed consolidated balance sheets until revenue is recognized, and our companies typically satisfy their performance obligations within three days of receiving payment. At June 30, 2026, December 31, 2025 and December 31, 2024, deferred revenue was $145 million, $231 million and $215 million, respectively. At June 30, 2026, December 31, 2025 and December 31, 2024, there were no differences between amounts recorded as deferred revenue from contracts with customers and amounts subsequently recognized as revenue.

Supplier Financing
We facilitate a voluntary supplier financing program through a third-party intermediary under which participating suppliers may elect to sell receivables due from us to participating third-party financial institutions at the sole discretion of both the suppliers and the financial institutions. At June 30, 2026 and December 31, 2025, confirmed outstanding obligations under the supplier financing program, which are recorded in accounts payable on our condensed consolidated balance sheets, were $171 million and $159 million, respectively.
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
Through the second quarter of 2026, U.S. adult nicotine consumers continued to face inflationary pressure on discretionary income, with impacts more pronounced among lower-income consumers. Heightened geopolitical risk and uncertainty following the recent developments in the Middle East contributed to increased energy price volatility, with gas prices averaging $4.05 per gallon during June. Gas prices contributed to elevated inflation in June of 3.5%, above the Federal Reserve’s 2% target.
Overall discretionary income pressures on adult nicotine consumers have resulted in increased discount brand share and contributed to evolving adult nicotine consumer preferences, each of which has negatively impacted the sales volumes of certain of our operating companies’ premium brands. For the second quarter of 2026, the discount retail share of the cigarette category reached 33.8%, an increase of 2.6 share points versus the second quarter of 2025 and 0.5 share points sequentially. When adjusted for trade inventory movements, our smokeable products segment domestic cigarette shipment volume declined by an estimated 4.5% in the second quarter of 2026 versus the second quarter of 2025. When adjusted for trade inventory movements, total estimated domestic cigarette industry volume declined by 5% in the second quarter of 2026 versus the second quarter of 2025. We believe moderating estimated domestic cigarette industry volume decline, which began in the third quarter of 2025, continues to primarily be driven by reduced cross-category movement between cigarettes and illicit flavored disposable e-vapor products. Additionally, we believe that a significant number of adult nicotine consumers switch among nicotine categories, use multiple forms of nicotine products and try innovative nicotine products, such as e-vapor products and oral nicotine pouches. The U.S. nicotine pouch category continued to grow throughout the second quarter of 2026 to 59.9% of the U.S. oral tobacco category, an increase of 8.1 share points versus the second quarter of 2025 and 1.8 share points sequentially. As innovative smoke-free products evolve to better address the preferences of adult nicotine consumers, these consumers continue to transition from cigarettes and MST products to innovative smoke-free products, which has reduced the sales volumes of our operating companies’ cigarette and MST products.
Various states and the federal government have taken regulatory and enforcement actions against manufacturers, distributors and retailers of illicit flavored disposable e-vapor products. For example, the FDA and U.S. Customs and Border Protection have made it more difficult to import properly declared illicit e-vapor products, seized unauthorized e-vapor products and issued warning letters to importers. Despite these enforcement measures, insufficient actions against manufacturers, distributors and retailers of nicotine products requiring FDA review for which no premarket tobacco product applications (“PMTA”) have been submitted have allowed such products to continue to proliferate in the market. We expect that effective enforcement against illicit products will occur more gradually than initially expected and continue to monitor the overall dynamics and competitive threats to our brands across multiple nicotine categories.
We are monitoring volatility in domestic and global economies and disruptions in the supply and distribution chains. This volatility and disruption are the result of several factors, including macroeconomic conditions, raw materials availability and geopolitical events. We continue to assess the impact of volatility on price, availability or quality of tobacco, other raw materials or component parts, and work to mitigate the potential negative impacts of macroeconomic and geopolitical dynamics on our businesses through, among other actions, proactive engagement with current and potential suppliers and distributors and the development of alternative sourcing strategies.
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
Consolidated Results of Operations for the Six Months Ended June 30, 2026
The changes in net earnings and diluted EPS for the six months ended June 30, 2026, from the six months ended June 30, 2025, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the six months ended June 30, 2025	$3,455	$2.04
2025 Acquisition-related items	77	0.05
2025 Asset impairment, exit and implementation costs	896	0.53
2025 Tobacco and health and certain other litigation items	34	0.02
2025 Amortization of intangibles	62	0.04
2025 ABI-related special items	1	—
2025 Cronos-related special items	(16)	(0.01)
2025 Income tax items	13	—
Subtotal 2025 special items	1,067	0.63
2026 NPM Adjustment Items	9	—
2026 Acquisition-related items	(10)	—
2026 Asset impairment, exit and implementation costs	(72)	(0.04)
2026 Tobacco and health and certain other litigation items	(74)	(0.04)
2026 Amortization of intangibles	(42)	(0.03)
2026 ABI-related special items	(60)	(0.04)
2026 Cronos-related special items	2	—
2026 Income tax items	30	0.02
Subtotal 2026 special items	(217)	(0.13)
Fewer shares outstanding	—	0.03
Change in tax rate	23	0.01
Operations	153	0.09
For the six months ended June 30, 2026	$4,481	$2.67

2026 Reported Net Earnings and Reported Diluted EPS	$4,481	$2.67
2025 Reported Net Earnings and Reported Diluted EPS	$3,455	$2.04
% Change	29.7%	30.9%

2026 Adjusted Net Earnings and Adjusted Diluted EPS	$4,698	$2.80
2025 Adjusted Net Earnings and Adjusted Diluted EPS	$4,522	$2.67
% Change	3.9%	4.9%
For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted net earnings and adjusted diluted EPS, see Consolidated Operating Results below.
▪Fewer Shares Outstanding: Fewer shares outstanding were due to shares we repurchased under our share repurchase programs.

▪Operations: The increase of $153 million in operations (which excludes the impact of special items shown in the table above) was due primarily to higher OCI and higher income from our equity investment in ABI, partially offset by lower net periodic benefit income, excluding service cost.
For further details, see Consolidated Operating Results and Operating Results by Business Segment below.
Consolidated Results of Operations for the Three Months Ended June 30, 2026
The changes in net earnings and diluted EPS for the three months ended June 30, 2026, from the three months ended June 30, 2025, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the three months ended June 30, 2025	$2,378	$1.41
2025 Acquisition-related items	12	0.01
2025 Asset impairment, exit and implementation costs	12	0.01
2025 Tobacco and health and certain other litigation items	4	—
2025 Amortization of intangibles	31	0.02
2025 ABI-related special items	(16)	(0.01)
2025 Cronos-related special items	2	—
2025 Income tax items	10	—
Subtotal 2025 special items	55	0.03
2026 Acquisition-related items	(8)	—
2026 Asset impairment, exit and implementation costs	(67)	(0.04)
2026 Tobacco and health and certain other litigation items	(72)	(0.05)
2026 Amortization of intangibles	(22)	(0.01)
2026 ABI-related special items	(59)	(0.04)
2026 Cronos-related special items	4	—
2026 Income tax items	42	0.03
Subtotal 2026 special items	(182)	(0.11)
Fewer shares outstanding	—	0.01
Change in tax rate	12	0.01
Operations	35	0.02
For the three months ended June 30, 2026	$2,298	$1.37

2026 Reported Net Earnings and Reported Diluted EPS	$2,298	$1.37
2025 Reported Net Earnings and Reported Diluted EPS	$2,378	$1.41
% Change	(3.4)%	(2.8)%

2026 Adjusted Net Earnings and Adjusted Diluted EPS	$2,480	$1.48
2025 Adjusted Net Earnings and Adjusted Diluted EPS	$2,433	$1.44
% Change	1.9%	2.8%
For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted net earnings and adjusted diluted EPS, see Consolidated Operating Results below.
▪Fewer Shares Outstanding: Fewer shares outstanding were due to shares we repurchased under our share repurchase programs.
▪Operations: The increase of $35 million in operations (which excludes the impact of special items shown in the table above) was due primarily to higher OCI and higher income from our equity investment in ABI, partially offset by higher general corporate expenses and lower net periodic benefit income, excluding service cost.
For further details, see Consolidated Operating Results and Operating Results by Business Segment below.
Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. However, our management also reviews certain financial results, including OCI, OCI margins, net earnings and diluted EPS, on an adjusted basis, which excludes certain income and expense items that our management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, charges related to restructuring and other exit activities, asset impairment charges, acquisition, disposition and integration-related items, equity investment-related special items, certain income tax items, charges associated with tobacco and health and certain other litigation items, resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the Master Settlement Agreement (“NPM Adjustment Items”) and amortization expense associated with definite-lived intangible assets (“amortization of intangibles”). While amortization of intangibles is excluded from our adjusted financial measures, net revenues generated from these definite-lived intangible assets during the periods presented, if applicable, are included in our adjusted financial measures. In addition, our management reviews the ratio of debt-to-Consolidated EBITDA, which we use as a factor to determine our ability to access the capital markets and make investments in pursuit of our Vision. Consolidated EBITDA is calculated in accordance with our Credit Agreement (defined below in Liquidity and Capital Resources) and includes certain adjustments. Our management does not view any of these special items to be part of our underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results. Our management also reviews income tax rates on an adjusted basis, which may exclude certain income tax items from our reported effective tax rate.
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
Critical Accounting Estimates
Goodwill and Other Intangible Assets Impairment Testing
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment as of October 1 of each year, in accordance with our accounting policy, and more frequently if an event occurs or circumstances change that would require an interim quantitative impairment assessment. There have been no events or changes in circumstances that indicate an interim quantitative impairment assessment was required as of June 30, 2026.
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
We believe that the estimated fair value of the e-vapor reporting unit at December 31, 2025 remains reasonable and there are no events or circumstances indicating an impairment for the six and three months ended June 30, 2026. Fair value calculations are sensitive to changes in certain judgments and assumptions. The significant judgments and assumptions that drive the fair value of the reporting unit are the (i) timing and extent of effective enforcement against illicit flavored disposable e-vapor products; (ii) timing and likelihood of regulatory authorizations of e-vapor products, including of NJOY’s products; (iii) timing of the commercialization of NJOY e-vapor products in the United States; (iv) long-term growth of the e-vapor category; and (v) conversion rates of illicit flavored disposable e-vapor consumers to FDA-authorized e-vapor products and, specifically, NJOY’s e-vapor products. Fair value calculations can be negatively affected by changes in these judgments and assumptions, some of which relate to broader macroeconomic conditions and governmental actions outside of our control. If these assumptions or judgments regarding the expectations for the future state of the e-vapor category and NJOY’s business fail to materialize as anticipated, if we experience unfavorable outcomes with respect to litigation proceedings (including actions alleging patent infringement), or if the discount rate used to estimate the fair value increases, we could have additional non-cash impairments of our e-vapor reporting unit goodwill in future periods, which could be material. Based on our 2025 annual impairment test, a hypothetical 1% increase in the discount rate used to estimate the fair value of the e-vapor reporting unit would have resulted in a goodwill impairment charge of approximately $150 million. For further discussion of these factors, see Operating Results by Business Segment - Business Environment below.

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
We believe that the estimated fair value of the Skoal trademark at December 31, 2025 remains reasonable and there are no events or circumstances indicating an impairment for the six and three months ended June 30, 2026. If the decline in sales volume for Skoal is higher than currently estimated and results in material revenue declines, we believe there may be a material adverse effect on the significant assumptions used in performing our valuation. If Skoal’s actual revenue and income or long-term outlook are significantly unfavorable compared to forecasted performance used to estimate the fair value or if the discount rate used to estimate the fair value increases, we could have material non-cash impairments of the Skoal trademark in future periods. Based on the 2025 annual impairment test, a hypothetical 1% increase in the discount rate used to estimate the fair value of Skoal trademark would have resulted in an impairment charge of approximately $90 million. For further discussion of these factors, see Operating Results by Business Segment - Business Environment below.
For further discussion of goodwill and other intangible assets see Note 2. Goodwill and Other Intangible Assets, net (“Note 2”).
Consolidated Operating Results

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net Revenues:
Smokeable products	$10,150	$9,979	$5,392	$5,357
Oral tobacco products	1,382	1,407	713	753
All other	7	(25)	6	(8)
Net revenues	$11,539	$11,361	$6,111	$6,102
Excise Taxes on Products:
Smokeable products	$1,380	$1,502	$732	$787
Oral tobacco products	45	50	23	25
Excise taxes on products	$1,425	$1,552	$755	$812
Operating Income:
OCI:
Smokeable products	$5,615	$5,399	$2,942	$2,930
Oral tobacco products	816	931	381	498
All other	(153)	(1,122)	(77)	(108)
Amortization of intangibles	(46)	(74)	(23)	(37)
General corporate expenses	(140)	(116)	(87)	(53)
Operating income	$6,092	$5,018	$3,136	$3,230
As discussed further in Note 9. Segment Reporting (“Note 9”), our CODM reviews OCI, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate the performance of, and allocate resources to, our segments. Our management believes it is appropriate to disclose this measure to help investors analyze our business performance and trends.

The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the six months ended June 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2026 Reported	$5,788	$1,307	$4,481	$2.67
NPM Adjustment Items	(11)	(2)	(9)	—
Acquisition-related items	14	4	10	—
Asset impairment, exit and implementation costs	94	22	72	0.04
Tobacco and health and certain other litigation items	97	23	74	0.04
Amortization of intangibles	46	4	42	0.03
ABI-related special items	78	18	60	0.04
Cronos-related special items	(2)	—	(2)	—
Income tax items	—	30	(30)	(0.02)
2026 Adjusted for Special Items	$6,104	$1,406	$4,698	$2.80

2025 Reported	$4,801	$1,346	$3,455	$2.04
Acquisition-related items	95	18	77	0.05
Asset impairment, exit and implementation costs	903	7	896	0.53
Tobacco and health and certain other litigation items	45	11	34	0.02
Amortization of intangibles	74	12	62	0.04
ABI-related special items	2	1	1	—
Cronos-related special items	(16)	—	(16)	(0.01)
Income tax items	—	(13)	13	—
2025 Adjusted for Special Items	$5,904	$1,382	$4,522	$2.67
The following table provides a reconciliation of adjusted net earnings and adjusted diluted EPS for the three months ended June 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Diluted EPS
2026 Reported	$2,929	$631	$2,298	$1.37
Acquisition-related items	12	4	8	—
Asset impairment, exit and implementation costs	88	21	67	0.04
Tobacco and health and certain other litigation items	95	23	72	0.05
Amortization of intangibles	23	1	22	0.01
ABI-related special items	77	18	59	0.04
Cronos-related special items	(4)	—	(4)	—
Income tax items	—	42	(42)	(0.03)
2026 Adjusted for Special Items	$3,220	$740	$2,480	$1.48

2025 Reported	$3,118	$740	$2,378	$1.41
Acquisition-related items	16	4	12	0.01
Asset impairment, exit and implementation costs	15	3	12	0.01
Tobacco and health and certain other litigation items	5	1	4	—
Amortization of intangibles	37	6	31	0.02
ABI-related special items	(19)	(3)	(16)	(0.01)
Cronos-related special items	2	—	2	—
Income tax items	—	(10)	10	—
2025 Adjusted for Special Items	$3,174	$741	$2,433	$1.44

The following special items affected the comparability of statements of earnings amounts for the six and three months ended June 30, 2026 and 2025:
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

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net revenues (1)	$—	$42	$—	$8
Cost of sales (1)	—	44	—	7
Marketing, administration and research costs (2)	14	(16)	13	1
Total	$14	$70	$13	$16
(1) Included in our all other category.
(2) Recorded as general corporate expense. Amounts are net of insurance recoveries of $7 million and $25 million for the six months ended June 30, 2026 and 2025, respectively, and $7 million and $3 million for the three months ended June 30, 2026 and 2025, respectively. To date, we incurred total costs of $172 million, primarily associated with the ITC exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States and patent infringement lawsuits related to the NJOY Transaction, which were offset by insurance recoveries of $71 million.
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
▪Asset Impairment, Exit and Implementation Costs: We recorded pre-tax exit and implementation costs of $78 million for the six and three months ended June 30, 2026 related our plan to transition USSTC’s manufacturing operations at our Nashville, Tennessee plant to a new facility to be constructed on our existing campus in Hopkinsville, Kentucky (“USSTC Facilities Consolidation”). We recorded pre-tax exit and implementation costs of $16 million and $10 million for the six and three months ended June 30, 2026, respectively, and $30 million and $15 million for the six and three months ended June 30, 2025, respectively, related to our Optimize & Accelerate initiative (“Initiative”). For further discussion and a breakdown of these costs by segment, see Note 3. Exit and Implementation Costs.
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
▪Amortization of Intangibles: We recorded pre-tax amortization expense associated with definite-lived intangible assets of $46 million and $74 million for the six months ended June 30, 2026 and 2025, respectively, and $23 million and $37 million for the three months ended June 30, 2026 and 2025, respectively, in marketing, administration and research costs in our condensed consolidated statements of earnings.
▪ABI-Related Special Items: We recorded net pre-tax losses of $78 million and $77 million for the six and three months ended June 30, 2026, respectively, due primarily to a dilution loss resulting from ABI’s share activity that reduced our ABI ownership interest, partially offset by mark-to-market gains on certain ABI financial instruments associated with its share commitments.
The ABI-related special items include our respective share of the amounts recorded by ABI and additional adjustments related to (i) the conversion of ABI-related special items from international financial reporting standards to GAAP and (ii) adjustments to our investment required under the equity method of accounting.
▪Income Tax Items: We recorded income tax items of $30 million and $42 million for the six and three months ended June 30, 2026, respectively, due to an income tax benefit related to the resolution of prior year tax audits, partially offset by income tax expense associated with a tax basis adjustment related to our investment in ABI. For further discussion, see Note 11. Income Taxes (“Note 11”).

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
Net revenues, which include excise taxes billed to customers, increased $178 million (1.6%), due primarily to higher net revenues in our smokeable products segment.
Cost of sales increased $78 million (2.9%), due primarily to higher manufacturing costs and higher per unit settlement charges in our smokeable products segment and 2026 costs related to USSTC Facilities Consolidation, partially offset by lower shipment volume in our smokeable products segment and lower NJOY costs.
Excise taxes on products decreased $127 million (8.2%), due primarily to higher refunds of taxes and duties paid on imported cigarettes and lower shipment volume in our smokeable products segment.
Marketing, administration and research costs were essentially unchanged, as higher tobacco and health and certain other litigation items, higher general corporate expenses and higher spending in our oral tobacco products segment were mostly offset by lower amortization of intangibles, lower costs related to our Initiative and lower costs in our all other category.
Operating income increased $1,074 million (21.4%), due primarily to higher OCI (which includes the impact of a non-cash impairment of the e-vapor reporting unit goodwill in 2025).
(Income) losses from investments in equity securities, which decreased $46 million (15.8%), were negatively impacted by unfavorable special items from our investment in ABI as discussed above.
Reported net earnings of $4,481 million increased $1,026 million (29.7%), due primarily to higher operating income. Reported basic and diluted EPS of $2.67, each increased by 30.9%, due primarily to higher reported net earnings.
Adjusted net earnings of $4,698 million increased $176 million (3.9%), due primarily to higher OCI and higher income from our equity investment in ABI, partially offset by lower net periodic benefit income, excluding service cost. Adjusted diluted EPS of $2.80 increased by 4.9%, due primarily to higher adjusted net earnings and fewer shares outstanding.
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
Net revenues, which include excise taxes billed to customers, were essentially unchanged as higher net revenues in our smokeable products segment and all other category (which includes 2025 acquisition-related items) were offset by lower net revenues in our oral tobacco products segment.
Cost of sales increased $96 million (6.7%), due primarily to 2026 costs related to USSTC Facilities Consolidation, higher manufacturing costs and higher per unit settlement charges in our smokeable products segment, partially offset by lower shipment volume in our smokeable products segment.
Excise taxes on products decreased $57 million (7.0%), due primarily to lower shipment volume in our smokeable products segment and higher refunds of taxes and duties paid on imported cigarettes.
Marketing, administration and research costs increased $44 million (7.1%), due primarily to higher tobacco and health and certain other litigation items and higher general corporate expenses, partially offset by lower spending in our all other category and smokeable products segment and lower amortization of intangibles.
Operating income decreased $94 million (2.9%), due primarily to lower OCI and higher general corporate expenses.
(Income) losses from investments in equity securities, which decreased $61 million (41.2%), were negatively impacted by unfavorable special items from our investment in ABI as discussed above.
Provision for income taxes decreased $109 million (14.7%), due primarily to favorable tax items and lower earnings before income taxes. For additional information, see Note 11.
Reported net earnings of $2,298 million decreased $80 million (3.4%), due primarily to lower operating income and unfavorable results from our investments in equity securities, partially offset by favorable income tax items. Reported basic and diluted EPS of 1.37, each decreased by 2.8%, due primarily to lower reported net earnings, partially offset by fewer shares outstanding.
Adjusted net earnings of $2,480 million increased $47 million (1.9%), due primarily to higher OCI, favorable results from our investments in equity securities, partially offset by higher general corporate expenses and lower net periodic benefit income, excluding service cost. Adjusted diluted EPS of $1.48 increased by 2.8%, due primarily to higher adjusted net earnings and fewer shares outstanding.
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
▪increased efforts by tobacco control advocates and other private sector entities (including retail establishments) to further restrict the availability and use of nicotine products or the ability to communicate with adult nicotine consumers through third-party digital platforms;
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
▪the highly competitive nature of all nicotine categories, including competitive disadvantages related to (i) the impact on cigarette prices due to the settlement of certain healthcare cost recovery litigation, (ii) the growth of innovative nicotine products, such as e-vapor and oral nicotine pouch products, and (iii) the ability to receive refunds of certain duties, taxes and fees paid on imported tobacco products when offsetting volumes of those products or substantially similar products are subsequently exported;
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
The FSPTCA requires the FDA to issue a marketing order (either a marketing granted order (“MGO”) or a marketing denial order (“MDO”)) with respect to a PMTA no later than 180 days after receipt of the PMTA. Following the 180-day FDA review period, the FSPTCA allows any party that receives an MDO to seek expedited judicial review of the ruling in a federal appellate court within 30 days. Together, these statutory deadlines for FDA action and judicial review create a structure and timeline for manufacturers seeking to market new products. While it is possible that the FDA may bring an enforcement action relating to commercialized products for which a PMTA has been pending longer than the 180-day review period, we believe that any such enforcement action would conflict with the FSPTCA. Our operating companies may decide to commercialize products that have not received MGOs from the FDA if the operating company submitted a PMTA with respect to any such product in compliance with the FSPTCA and the FDA failed to issue a marketing order within the statutory review period.
Modifications to currently marketed products, including modifications that result from, for example, (i) changes to the quantity of tobacco product(s) in a package, (ii) a manufacturer being unable to acquire ingredients or (iii) a supplier or contract manufacturer being unable to maintain the consistency required in ingredients or manufacturing processes, could trigger the FDA’s premarket review process. Additionally, a manufacturer may be unable to maintain consistency in manufacturing processes as it increases the scale of its manufacturing operations in response to market expansion or product introduction. These circumstances could cause a manufacturer to
(1) “Smokeless tobacco,” as used in this section of this Form 10-Q, refers to smokeless tobacco products first regulated by the FDA in 2009, including MST. It excludes oral nicotine pouches, which were first regulated by the FDA in 2016.

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
In May 2026, the FDA issued guidance concerning how it intends to enforce premarket review requirements for certain e-vapor and oral nicotine pouch products with pending PMTAs. The guidance indicates that the FDA generally will not prioritize enforcement against e-vapor and oral nicotine pouch products with (i) pending PMTAs that are undergoing scientific review, or (ii) pending Supplemental PMTAs for products, other than flavored e-vapor products, that have been accepted and pending for more than 180 days. The guidance further states that the FDA may pursue enforcement on a case-by-case basis. Products that generally will not be eligible for enforcement discretion include products appealing to youth and products that present public health or safety concerns greater than those typically presented by e-vapor or oral nicotine pouch products.
Helix submitted PMTAs for on! oral nicotine pouches on the market as of August 2016 in May 2020, PMTAs for additional on! oral nicotine pouches in September 2024, PMTAs for on! PLUS oral nicotine pouches in tobacco, mint and wintergreen flavors in June 2024 and PMTAs for on! PLUS oral nicotine pouches in additional flavors in November 2025 and June 2026. In September 2025, the FDA launched a pilot program intended to increase efficiency and streamline the review process for PMTAs for select oral nicotine pouch products. Also in September 2025, the FDA communicated to Helix that PMTAs for certain of its products, including on! PLUS, were being reviewed through the pilot program. In December 2025, the FDA issued MGOs with respect to on! PLUS oral nicotine pouches in tobacco, mint and wintergreen flavors in 6 mg and 9 mg nicotine levels. As of July 27, 2026, the FDA has not issued a marketing order with respect to any other on! or on! PLUS product.
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
As of July 27, 2026, Middleton has received MGOs or exemptions that cover over 99% of its cigar product volume.

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
▪E-Vapor Products: In September 2022, the FDA represented that it had resolved more than 99% of the timely applications it had received, the vast majority of which were for e-vapor products and resulted in MDOs. As of July 27, 2026, many manufacturers of menthol and other flavored e-vapor products have received MDOs for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefits of their products to adult smokers overcome the risks that their products pose to youth. The FDA has communicated in these MDOs that e-vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of Public Health” standard and that successful applications require strong, product-specific evidence. This perspective is reflected in the FDA’s May 2026 guidance regarding how it intends to enforce premarket review requirements for certain e-vapor and oral nicotine pouch products with pending PMTAs. A number of manufacturers are challenging the MDOs for their products. In January 2024, the U.S. Court of Appeals for the Fifth Circuit ruled that the FDA had unlawfully changed its position with respect to the information required to obtain a PMTA. In April 2025, the U.S. Supreme Court vacated the U.S. Court of Appeals for the Fifth Circuit’s determination, concluding that manufacturers had been given fair notice of the PMTA requirements, and remanded the case for further review. Other U.S. Courts of Appeals have upheld adverse FDA determinations.

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
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and July 27, 2026, the weighted-average state cigarette excise tax increased from $0.36 to $2.02 per pack. As of July 27, 2026, one state (Utah) has enacted legislation increasing cigarette excise taxes in 2026, and various increases are under consideration or have been proposed.
Many states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. We support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of July 27, 2026, the federal government, 24 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST.
An increasing number of states and localities are proposing excise taxes on e-vapor products and oral nicotine pouches. As of July 27, 2026, 37 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 21 states and the District of Columbia have enacted legislation to tax oral nicotine pouches.
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
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of July 27, 2026, 182 countries, as well as the European Union, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings, (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products and (v) requires manufacturers of e-vapor products to certify that they are in compliance with FDA requirements to be allowed to sell in the state. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. As of July 27, 2026, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, New York, Rhode Island and Utah) and the District of Columbia have passed such legislation. Some states, such as New York and Illinois, exempt certain products that have received FDA market authorization through the PMTA pathway. The legislation in the State of California, which became effective in December 2022, bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen. The State of Maryland banned e-vapor product flavors other than tobacco and menthol through Maryland Department of Assessments and Taxation rulemaking.
The States of Indiana, Massachusetts and Utah passed legislation capping the amount of nicotine in e-vapor products. As of July 27, 2026, legislation relating to this issue is pending in one other state.
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
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: In December 2019, after a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of July 27, 2026, 44 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on our operating companies’ sales volumes, we support and advocate for raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels.
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
Current geopolitical and macroeconomic conditions (including tariffs, inflation, high interest rates, labor shortages, supply and demand imbalances and international armed conflicts) and adverse weather events have caused and continue to cause worldwide disruptions and delays to supply chains and commercial markets, and have limited access to, and increased the cost of, raw materials, ingredients and component parts (for example, wood tips used in our cigar products and aluminum used in our packaging). As consumer demand increases for innovative smoke-free products and decreases for combustible and MST products, the volume of raw materials, ingredients and component parts required for the production of combustible and MST products has decreased. Reduced demand for raw materials, ingredients and component parts may reduce supply and availability of raw materials, ingredients and component parts as suppliers divert resources to other products or cease producing these products. Furthermore, challenging economic conditions can create the risk that our suppliers, distributors, logistics providers or other third-party partners suffer financial or operational difficulties, which may impact their ability to provide us with or distribute finished product, raw materials and component parts and services in a timely manner or at all. If we are unable to identify alternate sources of raw materials, ingredients and component parts for our operating companies’ products, we could be exposed to supply risk.
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
Operating Results
Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our smokeable products segment:

	Operating Results
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Net revenues	$10,150	$9,979	1.7%	$5,392	$5,357	0.7%
Excise taxes	(1,380)	(1,502)		(732)	(787)
Revenues net of excise taxes	$8,770	$8,477		$4,660	$4,570

Reported OCI	$5,615	$5,399	4.0%	$2,942	$2,930	0.4%
NPM Adjustment Items	(4)	—		—	—
Asset impairment, exit and implementation costs	14	26		9	13
Tobacco and health and certain other litigation items	69	40		67	4
Adjusted OCI	$5,694	$5,465	4.2%	$3,018	$2,947	2.4%

Reported OCI margins (1)	64.0%	63.7%	0.3 pp	63.1%	64.1%	(1.0) pp
Adjusted OCI margins (1)	64.9%	64.5%	0.4 pp	64.8%	64.5%	0.3 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
Net revenues, which include excise taxes billed to customers, increased $171 million (1.7%), due primarily to higher pricing ($639 million), which includes higher promotional investments, lower shipment volume and a higher percentage of discount shipment volume relative to premium (“volume/cigarette mix”) ($475 million).
Reported and adjusted OCI increased $216 million (4.0%) and $229 million (4.2%), respectively, due primarily to higher pricing, which includes higher promotional investments, higher refunds of taxes and duties paid on imported cigarettes ($78 million), partially offset by volume/cigarette mix ($381 million) and higher costs ($110 million).
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
Net revenues, which include excise taxes billed to customers, increased $35 million (0.7%), due primarily to higher pricing ($309 million), which includes higher promotional investments, partially offset by volume/cigarette mix ($279 million).
Reported OCI increased $12 million (0.4%), due primarily to higher pricing, which includes higher promotional investments, and higher refunds of taxes and duties paid on imported cigarettes ($27 million), partially offset by volume/cigarette mix ($221 million), higher tobacco and health and certain other litigation items ($63 million) and higher costs ($44 million).
Adjusted OCI increased $71 million (2.4%), due to higher pricing, which includes higher promotional investments, and higher refunds of taxes and duties paid on imported cigarettes, partially offset by volume/cigarette mix and higher costs.

Shipment Volume and Retail Share Results
The following table summarizes our smokeable products segment’s shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(sticks in millions)	2026	2025	Change	2026	2025	Change
Cigarettes:
Marlboro	25,349	27,436	(7.6)%	13,389	14,458	(7.4)%
Other premium	1,279	1,397	(8.4)%	678	719	(5.7)%
Discount	2,793	1,437	94.4%	1,487	889	67.3%
Total domestic cigarettes (1)	29,421	30,270	(2.8)%	15,554	16,066	(3.2)%
Cigars:
Black & Mild	906	883	2.6%	503	478	5.2%
Other	1	1	—%	—	1	(100.0)%
Total cigars	907	884	2.6%	503	479	5.0%
Total domestic smokeable products	30,328	31,154	(2.7)%	16,057	16,545	(2.9)%

Contract manufactured export cigarettes (2)	1,346	475	100%+	736	475	54.9%
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
The following table summarizes our domestic cigarettes retail share performance:

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2026	2025	Percentage Point Change	2026	2025	Percentage Point Change
Cigarettes:
Marlboro	39.6%	41.0%	(1.4)	39.5%	41.0%	(1.5)
Other premium	2.1	2.2	(0.1)	2.1	2.2	(0.1)
Discount	3.8	1.9	1.9	3.9	2.0	1.9
Total cigarettes	45.5%	45.1%	0.4	45.5%	45.2%	0.3
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
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 2.8%, driven primarily by the industry’s decline rate (impacted by the continued discretionary income pressures on adult nicotine consumers), partially offset by trade inventory movements and retail share gains. When adjusted for trade inventory movements, our smokeable products segment domestic cigarette shipment volume decreased by an estimated 4%. When adjusted for trade inventory movements, total domestic cigarette industry volume decreased by an estimated 5%.
Marlboro’s retail share of the premium segment was 59.6%, an increase of 0.1 share point.

Total cigarettes industry discount category retail share was 33.6%, an increase of 2.6 share points, due primarily to continued discretionary income pressures on adult nicotine consumers.
Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 3.2%, driven primarily by the industry’s decline rate (impacted by the continued discretionary income pressures on adult nicotine consumers), partially offset by trade inventory movements and retail share gains. When adjusted for trade inventory movements, our smokeable products segment domestic cigarette shipment volume decreased by an estimated 4.5%. When adjusted for trade inventory movements, total domestic cigarette industry volume decreased by an estimated 5%.
Marlboro’s retail share of the premium segment was 59.6%, unchanged versus the prior year and an increase of 0.1 share point sequentially.
Total cigarettes industry discount category retail share was 33.8%, an increase of 2.6 share points versus the prior year and 0.5 share points sequentially, due primarily to continued discretionary income pressures on adult nicotine consumers.
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
In addition:
▪Effective July 19, 2026, PM USA increased the list price of Marlboro (excluding Mainline Menthol and 72s Menthol) and L&M by $0.17 per pack. PM USA also increased the list price of all its other premium cigarette brands by $0.22 per pack.

Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our oral tobacco products segment:

	Operating Results
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Net revenues	$1,382	$1,407	(1.8)%	$713	$753	(5.3)%
Excise taxes	(45)	(50)		(23)	(25)
Revenues net of excise taxes	$1,337	$1,357		$690	$728

Reported OCI	$816	$931	(12.4)%	$381	$498	(23.5)%
Asset impairment, exit and implementation costs	80	4		79	2
Adjusted OCI	$896	$935	(4.2)%	$460	$500	(8.0)%

Reported OCI margins (1)	61.0%	68.6%	(7.6) pp	55.2%	68.4%	(13.2) pp
Adjusted OCI margins (1)	67.0%	68.9%	(1.9) pp	66.7%	68.7%	(2.0) pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
Net revenues, which include excise taxes billed to customers, decreased $25 million (1.8%), due primarily to lower shipment volume ($99 million), partially offset by higher pricing ($78 million), which includes higher promotional investments.
Reported OCI decreased $115 million (12.4%), due primarily to lower shipment volume ($87 million), 2026 costs related to USSTC Facilities Consolidation ($78 million) and higher costs ($25 million), partially offset by higher pricing, which includes higher promotional investments.
Adjusted OCI decreased $39 million (4.2%), due primarily to lower shipment volume and higher costs, partially offset by higher pricing, which includes higher promotional investments.
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
Net revenues, which include excise taxes billed to customers, decreased $40 million (5.3%), due primarily to lower shipment volume ($74 million), partially offset by higher pricing ($31 million), which includes higher promotional investments.
Reported OCI decreased $117 million (23.5%), due primarily to 2026 costs related to USSTC Facilities Consolidation ($78 million) and lower shipment volume ($67 million), partially offset by higher pricing, which includes higher promotional investments.
Adjusted OCI decreased $40 million (8.0%), due primarily to lower shipment volume, partially offset by higher pricing, which includes higher promotional investments.
Shipment Volume and Retail Share Results
The following table summarizes our oral tobacco products segment’s shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(cans in millions)	2026	2025	Change	2026	2025	Change
Copenhagen	165.8	185.6	(10.7)%	85.4	95.9	(10.9)%
Skoal	57.4	65.6	(12.5)%	29.5	34.2	(13.7)%
on!	96.1	91.4	5.1%	49.9	52.1	(4.2)%
Other	32.3	31.4	2.9%	16.9	16.4	3.0%
Total oral tobacco products	351.6	374.0	(6.0)%	181.7	198.6	(8.5)%
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

The following table summarizes our oral tobacco products segment’s retail share performance:

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2026	2025	Percentage Point Change	2026	2025	Percentage Point Change
Copenhagen	13.4%	16.4%	(3.0)	13.1%	15.9%	(2.8)
Skoal	5.2	6.3	(1.1)	5.1	6.1	(1.0)
on!	8.2	8.5	(0.3)	8.6	8.3	0.3
Other	2.2	2.3	(0.1)	2.2	2.4	(0.2)
Total oral tobacco products	29.0%	33.5%	(4.5)	29.0%	32.7%	(3.7)
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
Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
Our oral tobacco products segment’s reported domestic shipment volume decreased 6.0%, driven primarily by retail share losses, partially offset by the industry’s growth rate and other factors. When adjusted for trade inventory movements, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 5.5%.
Total oral tobacco products category industry volume increased by an estimated 6% over the six months ended June 30, 2026, driven primarily by growth in oral nicotine pouches, partially offset by declines in MST volumes.
Our oral tobacco products segment’s retail share was 29.0%, a decrease of 4.5 share points due primarily to share declines for MST products.
The U.S. nicotine pouch category grew to 59.0% of the U.S. oral tobacco category, an increase of 8.6 share points. on!’s share of the nicotine pouch category was 13.9%, a decrease of 2.9 share points.
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
Our oral tobacco products segment’s reported domestic shipment volume decreased 8.5%, driven primarily by retail share losses and trade inventory movements, partially offset by the industry’s growth rate and other factors. When adjusted for trade inventory movements, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 2%.
Our oral tobacco products segment’s retail share was 29.0%, a decrease of 3.7 share points versus the prior year due primarily to share declines for MST products, and unchanged sequentially.
Total U.S. oral tobacco category share for on! nicotine pouches was 8.6%, an increase of 0.3 share points versus the prior year and 0.8 share points sequentially.
The U.S. nicotine pouch category grew to 59.9% of the U.S. oral tobacco category, an increase of 8.1 share points versus the prior year and 1.8 share points sequentially. on!’s share of the nicotine pouch category was 14.4%, a decrease of 1.7 share points versus the prior year and an increase of 1.0 share point sequentially.
Pricing Actions
USSTC and Helix executed the following pricing actions during 2026 and 2025:
▪Effective May 12, 2026, USSTC increased the list price on its Copenhagen, Skoal and Red Seal brands by $0.10 per can.
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
Liquidity and Capital Resources
We are a holding company that is primarily dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At June 30, 2026, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, we receive cash dividends on our interest in ABI and will continue to do so as long as we hold shares in ABI and ABI pays dividends.
At June 30, 2026, we had $2.4 billion of cash and cash equivalents. In addition to having access to the operating cash flows of our subsidiaries, our capital resources include access to credit markets in the form of commercial paper, availability under our $3.0 billion senior unsecured 5-year revolving credit agreement (“Credit Agreement”), which we use for general corporate purposes, and access to credit markets through the issuance of long-term senior unsecured notes. For additional information, see Capital Markets and Other Matters below.
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
At June 30, 2026, the credit ratings and outlook for our indebtedness by major credit rating agencies were:

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
At June 30, 2026, we had availability under our Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion, and we were in compliance with the covenants in our Credit Agreement. We monitor the credit quality of our bank group and do not know of any potential non-performing credit provider in that group. For further discussion on borrowing arrangements, see Note 10.
Long-Term Debt - At June 30, 2026 and December 31, 2025, our total long-term debt was $24.6 billion and $25.7 billion, respectively. In February 2026, we repaid in full at maturity our 4.400% senior unsecured notes in the aggregate principal amount of approximately $1.1 billion. For further discussion of long-term debt, see Note 10.

At June 30, 2026, our debt-to-Consolidated net earnings and debt-to-Consolidated EBITDA ratios were calculated as follows:

For the Twelve Months Ended June 30, 2026 (1)
(in millions)
Consolidated net earnings	$7,973
Interest and other debt expense, net	1,095
Provision for income taxes	2,403
Depreciation and amortization	236
EBITDA	11,707
(Income) loss from investments in equity securities and noncontrolling interest, net	(464)
Dividends from less than 50% owned affiliates	213
Asset impairment and exit costs	998
Impairment of goodwill	285
Consolidated EBITDA	$12,739

Current portion of long-term debt (2)	$1,684
Long-term debt (2)	22,893
Debt	$24,577

Debt / Consolidated net earnings	3.1
Debt / Consolidated EBITDA	1.9
(1) Calculated for the four most recent fiscal quarters.
(2) Balance at June 30, 2026.
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
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year are generally paid in April of the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. We paid approximately $2.6 billion and $2.9 billion for the six months ended June 30, 2026 and 2025, respectively, in connection with the State Settlement Agreements and FDA user fees, primarily all of which was paid in the second quarter of each period. We recorded $1.6 billion of charges to cost of sales for each of the six months ended June 30, 2026 and 2025, and $0.9 billion of charges to cost of sales for each of the three months ended June 30, 2026 and 2025, in connection with the State Settlement Agreements and FDA user fees. The payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including inflation, operating income, market share and volume. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results. For further discussion on the potential impact of inflation on future payments, see Operating Results by Business Segment - Business Environment - State Settlement Agreements above.
Litigation-Related Deposits and Payments - Litigation is subject to uncertainty, and an adverse outcome or settlement of litigation could have a material adverse effect on our results of operations, cash flows or financial position in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 12.

Equity and Dividends
During the first six months of 2026 and 2025, we paid dividends of $3,556 million and $3,454 million, respectively, an increase of 3.0%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares we repurchased under our share repurchase program. Our current annualized dividend rate is $4.24 per share. We have a progressive dividend goal targeting mid-single digits dividend growth annually through 2028. Future dividend payments remain subject to the discretion of our Board.
For further discussion of our share repurchase programs, see Note 13. Additional Financial Statement Information - Share Repurchases and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.
Financial Review
Cash Provided by/Used in Operating Activities
During the first six months of 2026, net cash provided by operating activities was $3,043 million compared with $2,925 million during the first six months of 2025. This increase was due primarily to lower payments for State Settlement Agreements and higher net revenues in our smokeable products segment, partially offset by higher payments for income taxes.
We had a working capital deficit at June 30, 2026 and December 31, 2025, and believe we have the ability to fund working capital deficits with cash provided by operating activities, borrowings under our Credit Agreement and access to the credit and capital markets.
Cash Provided by/Used in Investing Activities
During the first six months of 2026, net cash used in investing activities was $166 million compared with $79 million during the first six months of 2025. This increase was due primarily to investments in our manufacturing capabilities and innovative products.
Capital expenditures for 2026 are expected to be in the range of $375 million to $450 million, an increase from the previous range of $300 million to $375 million, primarily driven by investments to support the USSTC Facilities Consolidation, and are expected to be funded from operating cash flows.
Cash Provided by/Used in Financing Activities
During the first six months of 2026, net cash used in financing activities was $4,988 million compared with $4,693 million during the first six months of 2025. This increase was due to issuances of long-term debt in 2025 and higher dividends paid on our common stock, partially offset by lower repayments of long-term debt and lower share repurchases.
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

Summarized Balance Sheets
(in millions of dollars)

	Parent		Guarantor
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Assets
Due from Non-Guarantor Subsidiaries	$—	$—	$347	$347
Other current assets	2,319	4,394	1,200	871
Total current assets	$2,319	$4,394	$1,547	$1,218

Due from Non-Guarantor Subsidiaries	$6,561	$6,561	$—	$—
Other assets	8,584	8,394	1,208	1,195
Total non-current assets	$15,145	$14,955	$1,208	$1,195

Liabilities
Due to Non-Guarantor Subsidiaries	$3,648	$3,950	$1,175	$1,140
Other current liabilities	4,208	4,329	2,725	3,628
Total current liabilities	$7,856	$8,279	$3,900	$4,768

Total non-current liabilities	$24,637	$25,785	$635	$607

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Six Months Ended June 30, 2026
	Parent (1)	Guarantor (2)
Net revenues	$—	$9,478
Gross profit	—	5,871
Net earnings (losses)	(277)	3,976
(1) For the six months ended June 30, 2026, net earnings (losses) include $184 million of intercompany interest income from non-guarantor subsidiaries and $197 million of interest expense from non-guarantor subsidiaries.
(2) For the six months ended June 30, 2026, net earnings (losses) include $123 million of intercompany interest income from non-guarantor subsidiaries.
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
▪the impact of illicit trade in nicotine products and the sale of products designed to avoid the regulatory framework for nicotine products, each of which contribute to reductions in the consumption levels and shipment volumes of our operating companies’ products;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The fair value of our long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting primarily from changes in market interest rates. The fair value of our long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates were as follows:

(in billions)	June 30, 2026	December 31, 2025
Fair value	$22.8	$24.3
Decrease in fair value from a 1% increase in market interest rates	1.7	1.8
Increase in fair value from a 1% decrease in market interest rates	2.0	2.1
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
Our share repurchase activity for each of the three months in the period ended June 30, 2026, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1-30, 2026	848,782	$65.11	848,370	$664,941,491
May 1-31, 2026	—	$—	—	$664,941,491
June 1-30, 2026	783	$72.07	—	$664,941,491
	849,565	$65.12	848,370
(1) The total number of shares purchased includes (a) shares purchased under the January 2025 share repurchase program and (b) shares withheld by Altria in an amount equal to the statutory withholding taxes for vested stock-based awards previously granted to eligible employees (which totaled 412 in April and 783 in June).
Item 5. Other Information
During the quarter ended June 30, 2026, none of our directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1	Agreement and General Release, dated May 15, 2026, between Altria Group, Inc. and William F. Gifford, Jr.

10.2	Time Sharing Termination Letter from Altria Client Services LLC to William F. Gifford, Jr., dated May 13, 2026.

10.3
Consulting Agreement, dated May 15, 2026, between Altria Group, Inc. and William F. Gifford, Jr. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on May 18, 2026 (File No. 1-08940).

10.4	Time Sharing Agreement, dated May 13, 2026, between Altria Client Services LLC and Salvatore Mancuso.

10.5	Form of Performance Stock Unit Agreement (2026).

22	Guarantor Subsidiary of the Registrant. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 (File No. 1-08940).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

101
The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALTRIA GROUP, INC.

/s/ HEATHER A. NEWMAN
Heather A. Newman
Executive Vice President and
Chief Financial Officer
July 30, 2026