Form 10-Q
period 2026-09-30
ALTRIA GROUP, INC.
filed 2026-10-29
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At October 21, 2026, there were 1,663,436,915 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)
______________________________

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$2,697	$4,474
Receivables	342	263
Inventories:
Leaf tobacco	400	531
Other raw materials	288	245
Work in process	17	13
Finished product	379	281
	1,084	1,070
Other current assets	675	125
Total current assets	4,798	5,932

Property, plant and equipment, at cost	4,588	4,672
Less accumulated depreciation	2,919	2,962
	1,669	1,710

Goodwill	5,787	5,787
Other intangible assets, net	11,829	11,876
Investments in equity securities	9,326	8,617
Other assets	1,069	1,095
Total Assets	$34,478	$35,017

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)
________________________________________________

	September 30, 2026	December 31, 2025
Liabilities
Current portion of long-term debt	$1,175	$1,569
Accounts payable	778	750
Accrued liabilities:
Marketing	980	928
Settlement charges	1,942	2,178
Other	1,558	1,947
Dividends payable	1,857	1,782
Total current liabilities	8,290	9,154

Long-term debt	22,886	24,140
Deferred income taxes	3,577	3,370
Accrued pension costs	116	122
Accrued postretirement health care costs	942	939
Other liabilities	840	744
Total liabilities	36,651	38,469
Contingencies (Note 12)
Stockholders’ Equity (Deficit)
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,916	5,921
Earnings reinvested in the business	37,046	35,452
Accumulated other comprehensive losses	(2,213)	(2,627)
Cost of repurchased stock (1,142,053,089 shares at September 30, 2026 and 1,131,643,020 shares at December 31, 2025)	(43,909)	(43,183)
Total stockholders’ equity (deficit) attributable to Altria	(2,225)	(3,502)
Noncontrolling interest	52	50
Total stockholders’ equity (deficit)	(2,173)	(3,452)
Total Liabilities and Stockholders’ Equity (Deficit)	$34,478	$35,017

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)
_____________________________________

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$17,671	$17,433	$6,132	$6,072
Cost of sales	4,288	4,149	1,500	1,439
Excise taxes on products	2,116	2,373	691	821
Gross profit	11,267	10,911	3,941	3,812
Marketing, administration and research costs	1,838	1,787	625	580
Exit costs	24	3	3	2
Impairment of goodwill	—	873	—	—
Operating income	9,405	8,248	3,313	3,230
Interest and other debt expense, net	823	815	270	278
Net periodic benefit income, excluding service cost	(9)	(45)	(5)	(16)
(Income) losses from investments in equity securities	(487)	(398)	(242)	(107)
Earnings before income taxes	9,078	7,876	3,290	3,075
Provision for income taxes	2,083	2,046	776	700
Net earnings	6,995	5,830	2,514	2,375
Net losses attributable to noncontrolling interest	4	—	4	—
Net earnings attributable to Altria	$6,999	$5,830	$2,518	$2,375
Per share data:
Basic and diluted earnings per share	$4.18	$3.45	$1.51	$1.41

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)
_____________________

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2026	2025	2026	2025
Net earnings	$6,995	$5,830	$2,514	$2,375
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	30	4	8	1
ABI	401	(317)	171	97
Currency translation adjustments	(17)	4	(11)	24
Other comprehensive earnings (losses), net of deferred income taxes	414	(309)	168	122
Comprehensive earnings	7,409	5,521	2,682	2,497
Comprehensive losses attributable to noncontrolling interest	4	—	4	—
Comprehensive earnings attributable to Altria	$7,413	$5,521	$2,686	$2,497

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Nine Months Ended September 30, 2026 and 2025
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interest (1)	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2025	$935	$5,921	$35,452	$(2,627)	$(43,183)	$50	$(3,452)
Net earnings (losses)	—	—	6,999	—	—	(4)	6,995
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	414	—	—	414
Stock award activity	—	(5)	—	—	16	—	11
Cash dividends declared ($3.23 per share)	—	—	(5,405)	—	—	—	(5,405)
Repurchases of common stock	—	—	—	—	(735)	—	(735)
Other	—	—	—	—	(7)	6	(1)
Balances, September 30, 2026	$935	$5,916	$37,046	$(2,213)	$(43,909)	$52	$(2,173)

Balances, December 31, 2024	$935	$5,905	$35,516	$(2,400)	$(42,194)	$50	$(2,188)
Net earnings	—	—	5,830	—	—	—	5,830
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(309)	—	—	(309)
Stock award activity	—	1	—	—	20	—	21
Cash dividends declared ($3.10 per share)	—	—	(5,231)	—	—	—	(5,231)
Repurchases of common stock	—	—	—	—	(712)	—	(712)
Other	—	—	—	—	(7)	—	(7)
Balances, September 30, 2025	$935	$5,906	$36,115	$(2,709)	$(42,893)	$50	$(2,596)
(1) Represents amounts attributable to JTIUH’s noncontrolling interest in Horizon. See Note 1. Background and Basis of Presentation.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the Three Months Ended September 30, 2026 and 2025
(in millions of dollars, except per share data)
(Unaudited)
_______________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interest (1)	Total Stockholders’ Equity (Deficit)
Balances, June 30, 2026	$935	$5,901	$36,382	$(2,381)	$(43,505)	$50	$(2,618)
Net earnings (losses)	—	—	2,518	—	—	(4)	2,514
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	168	—	—	168
Stock award activity	—	15	—	—	—	—	15
Cash dividends declared ($1.11 per share)	—	—	(1,854)	—	—	—	(1,854)
Repurchases of common stock	—	—	—	—	(400)	—	(400)
Other	—	—	—	—	(4)	6	2
Balances, September 30, 2026	$935	$5,916	$37,046	$(2,213)	$(43,909)	$52	$(2,173)

Balances, June 30, 2025	$935	$5,895	$35,525	$(2,831)	$(42,780)	$50	$(3,206)
Net earnings	—	—	2,375	—	—	—	2,375
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	122	—	—	122
Stock award activity	—	11	—	—	—	—	11
Cash dividends declared ($1.06 per share)	—	—	(1,785)	—	—	—	(1,785)
Repurchases of common stock	—	—	—	—	(112)	—	(112)
Other	—	—	—	—	(1)	—	(1)
Balances, September 30, 2025	$935	$5,906	$36,115	$(2,709)	$(42,893)	$50	$(2,596)
(1) Represents amounts attributable to JTIUH’s noncontrolling interest in Horizon. See Note 1. Background and Basis of Presentation.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)
_____________________

For the Nine Months Ended September 30,	2026	2025
Cash Provided by (Used in) Operating Activities
Net earnings	$6,995	$5,830
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	172	212
Deferred income tax provision	93	(194)
Unrecognized tax benefit	—	291
Fair value adjustment for NJOY Transaction contingent payments	—	25
(Income) losses from investments in equity securities	(487)	(398)
Dividends from ABI	186	181
Exit costs, net of cash paid	7	(9)
Impairment of goodwill	—	873
Cash effects of changes:
Receivables	(79)	(72)
Inventories	(72)	(22)
Accounts payable	43	(30)
Income taxes	322	404
Accrued liabilities and other current assets	(934)	(856)
Accrued settlement charges	(236)	(467)
Pension plan contributions	(13)	(11)
Pension and postretirement, net	(13)	(60)
Other, net	167	322
Net cash provided by (used in) operating activities	6,151	6,019
Cash Provided by (Used in) Investing Activities
Capital expenditures	(259)	(124)
Other, net	(16)	(15)
Net cash provided by (used in) investing activities	(275)	(139)
Cash Provided by (Used in) Financing Activities
Long-term debt issued	—	1,992
Long-term debt repaid	(1,569)	(1,607)
Repurchases of common stock	(735)	(712)
Dividends paid on common stock	(5,330)	(5,175)
Other, net	(23)	(40)
Net cash provided by (used in) financing activities	(7,657)	(5,542)
Cash, cash equivalents and restricted cash: (1)
Increase (decrease)	(1,781)	338
Balance at beginning of period	4,492	3,158
Balance at end of period	$2,711	$3,496
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
▪Background: At September 30, 2026, our wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which, through its wholly owned subsidiary U.S. Smokeless Tobacco Company LLC (“USSTC”), is engaged in the manufacture and sale of moist smokeless tobacco (“MST”) products; Helix Innovations LLC (“Helix”) and its foreign affiliates (“Helix International”), which are engaged in the manufacture and sale of oral nicotine pouches; and NJOY, LLC (“NJOY”), which is engaged in the manufacture and sale of e-vapor products. We operate primarily within the United States and generate substantially all of our revenue from domestic customers. Other wholly owned subsidiaries included Altria Group Distribution Company (“AGDC”), which provides domestic sales and distribution services to our operating companies, and Altria Client Services LLC (“ALCS”), which provides various support services to our companies in areas such as legal, regulatory, research and product development, consumer engagement, finance, human resources and external affairs. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At September 30, 2026, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At September 30, 2026, we owned a 75% economic interest in Horizon Innovations LLC (“Horizon”), a joint venture with JTI (US) Holding, Inc. (“JTIUH”), a subsidiary of Japan Tobacco Inc., which owned the remaining 25% economic interest. Horizon is responsible for the U.S. marketing and commercialization of heated tobacco stick products owned by either party. At September 30, 2026, Horizon had no products in the U.S. marketplace.
At September 30, 2026, we had investments in Anheuser-Busch InBev SA/NV (“ABI”) and Cronos Group Inc. (“Cronos”). For further discussion of our investments, see Note 4. Investments in Equity Securities.
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
For a description of issued accounting guidance applicable to, but not yet adopted by, us, see Note 14. New Accounting Guidance Not Yet Adopted.
Note 2. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, were as follows:

	September 30, 2026		December 31, 2025
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Smokeable products segment	$99	$2,890	$99	$2,909
Oral tobacco products segment	5,078	8,627	5,078	8,646
Other (1)	610	312	610	321
Total	$5,787	$11,829	$5,787	$11,876
(1) Goodwill amounts are comprised of e-vapor reporting unit goodwill related to our 2023 acquisition of NJOY.

Other intangible assets consisted of the following:

	September 30, 2026		December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,089	$—	$11,089	$—
Definite-lived intangible assets	1,676	936	1,656	869
Total other intangible assets	$12,765	$936	$12,745	$869
At September 30, 2026, substantially all of our indefinite-lived intangible assets consisted of (i) MST trademarks of $8.5 billion, which consists of Copenhagen, Skoal and other MST trademarks of $4.0 billion, $3.6 billion and $0.9 billion, respectively, from our 2009 acquisition of UST, and (ii) cigar trademarks of $2.6 billion from our 2007 acquisition of Middleton. Definite-lived intangible assets, consisting primarily of intellectual property, certain cigarette trademarks and customer relationships, are amortized over a weighted-average period of approximately 19 years. Pre-tax amortization expense for definite-lived intangible assets was $67 million and $112 million for the nine months ended September 30, 2026 and 2025, respectively, and $21 million and $38 million for the three months ended September 30, 2026 and 2025, respectively.
The changes in goodwill and net carrying amount of intangible assets were as follows:

	For the Nine Months Ended September 30, 2026		For the Year Ended
			December 31, 2025
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill		Other Intangible Assets, net
Balance at January 1	$5,787	$11,876	$6,945		$12,973
Changes due to:
Acquisitions	—	20	—		5
Impairments	—	—	(1,158)	(1)	(970)
Amortization	—	(67)	—		(132)
Balance at end of period	$5,787	$11,829	$5,787		$11,876
(1) Comprised of non-cash goodwill impairments of $873 million and $285 million recorded in the first and fourth quarters of 2025, respectively.
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment as of October 1 of each year, in accordance with our accounting policy, and more frequently if an event occurs or circumstances change that would require us to perform an interim quantitative impairment assessment. There have been no events or changes in circumstances that indicate an interim quantitative impairment assessment was required as of September 30, 2026.
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
At September 30, 2026 and December 31, 2025, accumulated impairment losses related to goodwill were $1,158 million, which related to the e-vapor reporting unit.
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
Note 3. Exit and Implementation Costs
Pre-tax exit and implementation costs consisted of the following:

	Exit Costs		Implementation Costs		Exit Costs		Implementation Costs
	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
(in millions)	2026	2025	2026 (1)	2025 (3)	2026	2025	2026 (2)	2025 (3)
USSTC Facilities Consolidation:
Oral tobacco products segment	$21	$—	$66	$—	$2	$—	$7	$—
Optimize & Accelerate initiative:
Smokeable products segment	3	3	14	35	1	2	2	10
Oral tobacco products segment	—	—	2	5	—	—	—	1
Total Optimize & Accelerate initiative	3	3	16	40	1	2	2	11
Total	$24	$3	$82	$40	$3	$2	$9	$11
Amounts are recorded in our condensed consolidated statements of earnings as follows:
(1) Cost of sales ($66 million) and marketing, administration and research costs ($16 million).
(2) Cost of sales ($7 million) and marketing, administration and research costs ($2 million).
(3) Marketing, administration and research costs.
The movement in liabilities related to exit and implementation costs is as follows:

(in millions)	Exit Costs		Implementation Costs	Total
Balances at December 31, 2024	$35		$22	$57
Charges	8		48	56
Cash paid	(18)		(61)	(79)
Balances at December 31, 2025	25		9	34
Charges (1)	24		19	43
Cash paid	(17)		(23)	(40)
Balances at September 30, 2026	$32	(2)	$5	$37
(1) Implementation costs exclude non-cash asset-related charges associated with the USSTC Facilities Consolidation discussed below.
(2) Represents liabilities for employee separation costs and other exit costs.
USSTC Facilities Consolidation
In May 2026, we announced our plan to transition USSTC’s manufacturing operations at our Nashville, Tennessee plant to a new facility to be constructed on our existing campus in Hopkinsville, Kentucky (“USSTC Facilities Consolidation”). We expect the consolidation to be substantially completed in the first quarter of 2028.
We estimate total pre-tax charges for the USSTC Facilities Consolidation to be approximately $180 million, consisting of employee separation and other associated costs, which will be paid in cash, as well as certain asset-related charges for inventory and machinery and equipment, which are non-cash charges. For the nine months ended September 30, 2026, we incurred pre-tax charges of $87 million, which consisted of non-cash asset-related charges ($63 million), employee separation costs ($20 million) and other exit and implementation costs ($4 million). For the three months ended September 30, 2026, we incurred pre-tax charges of $9 million, which consisted of non-cash asset-related charges ($4 million), employee separation costs ($1 million) and other exit and implementation costs ($4 million).

Optimize & Accelerate
In October 2024, we announced a multi-phase Optimize & Accelerate initiative (“Initiative”) designed to modernize our ways of working and enable us to increase our organization’s speed, efficiency and effectiveness by centralizing work, outsourcing certain transactional tasks and streamlining, automating and standardizing processes.
We estimate total pre-tax charges for the Initiative to be approximately $175 million. As of September 30, 2026, total pre-tax charges since the inception of the Initiative were $143 million, consisting of employee separation costs of $46 million and implementation costs of $97 million. We expect to record the majority of the remaining charges by the end of 2027. All of these charges result in cash expenditures and consist of severance payments associated with employee separations, implementation costs for new technology and business advisory services and other costs.
Note 4. Investments in Equity Securities
The carrying amount of our investments consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
ABI	$9,003	$8,303
Cronos	323	314
Total	$9,326	$8,617
(Income) losses from our investments in equity securities consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2026	2025	2026	2025
ABI (1)	$(468)	$(396)	$(228)	$(123)
Cronos (1)	(19)	(2)	(14)	16
(Income) losses from investments in equity securities	$(487)	$(398)	$(242)	$(107)
(1) Includes our share of amounts recorded by our investees and additional adjustments, if required, related to (i) the conversion from international financial reporting standards to GAAP and (ii) adjustments to our investments required under the equity method of accounting.
Investment in ABI
At September 30, 2026, we had an approximate 8.1% ownership interest in ABI, consisting of approximately 125 million restricted shares of ABI (“Restricted Shares”) and approximately 34 million ordinary shares of ABI. Our Restricted Shares:
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
At September 30, 2026, the fair value of our investment in ABI was $11.8 billion, which exceeded its carrying value of $9.0 billion by approximately 31%. At December 31, 2025, the fair value of our investment in ABI was $10.3 billion, which exceeded its carrying value of $8.3 billion by approximately 24%.
Investment in Cronos
At September 30, 2026, we had an approximate 42.6% ownership interest in Cronos, consisting of approximately 157 million shares, which we account for under the equity method of accounting. We report our share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for us to record them in the concurrent period.

The fair value of our investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and is classified in Level 1 of the fair value hierarchy. At September 30, 2026, the fair value of our investment in Cronos was $517 million, which exceeded its carrying value of $323 million by approximately 60%. At December 31, 2025, the fair value of our investment in Cronos was $411 million, which exceeded its carrying value of $314 million by approximately 31%.
Note 5. Financial Instruments
Our investment in ABI, whose functional currency is the Euro, exposes us to foreign currency exchange risk on the carrying value of our investment. To manage this risk, we may designate Euro denominated unsecured long-term notes (“foreign currency denominated debt”) and certain foreign exchange contracts, including cross-currency swap contracts and forward contracts (collectively, “foreign currency contracts”), as net investment hedges of our investment in ABI. At September 30, 2026 and December 31, 2025, we had no outstanding foreign currency contracts.
The aggregate carrying value and fair value of our total long-term debt were as follows:

(in millions)	September 30, 2026	December 31, 2025
Carrying value	$24,061	$25,709
Fair value	21,026	24,303
Foreign currency denominated debt included in long-term debt:
Carrying value	2,546	2,638
Fair value	2,473	2,619
The fair value of our total long-term debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy.
Net Investment Hedging
We recognize changes in the carrying value of the foreign currency denominated debt due to changes in the Euro to U.S. dollar exchange rate in accumulated other comprehensive losses related to ABI. We recognized pre-tax (gains) losses of our net investment hedges of $(93) million and $391 million for the nine months ended September 30, 2026 and 2025, respectively, and $(20) million and $(12) million for the three months ended September 30, 2026 and 2025, respectively.
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
The changes in the liability associated with contingent payments were as follows:

	For the Nine Months Ended September 30, 2026	For the Year Ended December 31, 2025
(in millions)
Balance at January 1	$45	$20
Change in the fair value of contingent payments (1)	—	25
Balance at end of period	$45	$45
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
Customer Financing Arrangement
In the third quarter of 2026, we entered into a line of credit arrangement (“LOC”) with a contract manufacturing customer under which the customer may borrow up to $300 million. There were no outstanding amounts under the LOC at September 30, 2026. Amounts borrowed under the LOC bear interest at a fixed rate. The LOC has a scheduled maturity in December 2029. All amounts borrowed, including any accrued and unpaid interest, are due upon maturity of the LOC. We evaluated the LOC for expected credit losses, and any such reserve was deemed immaterial at September 30, 2026.

Note 6. Benefit Plans
Components of Net Periodic Benefit Cost (Income)
Net periodic benefit cost (income) consisted of the following:

	Pension		Postretirement		Pension		Postretirement
	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$27	$28	$9	$8	$9	$10	$4	$2
Interest cost	217	237	37	42	72	78	12	14
Expected return on plan assets	(297)	(322)	(3)	(3)	(99)	(107)	(1)	(1)
Amortization:
Net loss (gain)	73	37	(10)	(9)	25	12	(5)	(3)
Prior service cost (credit)	4	4	(30)	(31)	1	2	(10)	(11)
Net periodic benefit cost (income)	$24	$(16)	$3	$7	$8	$(5)	$—	$1
Employer Contributions
We make contributions to our pension plans to the extent that the contributions are tax deductible and pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. We made employer contributions of $13 million to our pension plans and did not make any contributions to our postretirement plans during the nine months ended September 30, 2026. We anticipate making additional employer contributions of up to approximately $40 million to our pension plans and a contribution of up to $100 million to our postretirement plan in 2026. However, the foregoing estimates of 2026 contributions to our pension and postretirement plans are subject to change as a result of changes in tax and other benefit laws, changes in interest rates and asset performance significantly above or below the assumed long-term rate of return for each respective plan.
Note 7. Earnings per Share
We calculated basic and diluted earnings per share (“EPS”) using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net earnings attributable to Altria	$6,999	$5,830	$2,518	$2,375
Less: Distributed and undistributed earnings attributable to share-based awards	(17)	(17)	(6)	(6)
Earnings for basic and diluted EPS	$6,982	$5,813	$2,512	$2,369

Weighted-average shares for basic and diluted EPS	1,671	1,685	1,669	1,680
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in our EPS calculation pursuant to the two-class method.

Note 8. Other Comprehensive Earnings/Losses
Changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria were as follows:

	For the Nine Months Ended September 30, 2026
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments	Accumulated Other Comprehensive Losses
Balances, December 31, 2025	$(1,415)	$(1,217)		$5	$(2,627)

Other comprehensive earnings (losses) before reclassifications	—	501		(18)	483
Deferred income taxes	—	(107)		1	(106)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	394		(17)	377

Amounts reclassified to net earnings	41	9		—	50
Deferred income taxes	(11)	(2)		—	(13)
Amounts reclassified to net earnings, net of deferred income taxes	30	7		—	37

Other comprehensive earnings (losses), net of deferred income taxes	30	401	(1)	(17)	414

Balances, September 30, 2026	$(1,385)	$(816)		$(12)	$(2,213)

	For the Three Months Ended September 30, 2026
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments	Accumulated Other Comprehensive Losses
Balances, June 30, 2026	$(1,393)	$(987)		$(1)	$(2,381)

Other comprehensive earnings (losses) before reclassifications	—	226		(11)	215
Deferred income taxes	—	(48)		—	(48)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	178		(11)	167

Amounts reclassified to net earnings	12	(9)		—	3
Deferred income taxes	(4)	2		—	(2)
Amounts reclassified to net earnings, net of deferred income taxes	8	(7)		—	1

Other comprehensive earnings (losses), net of deferred income taxes	8	171	(1)	(11)	168

Balances, September 30, 2026	$(1,385)	$(816)		$(12)	$(2,213)

	For the Nine Months Ended September 30, 2025
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments	Accumulated Other Comprehensive Losses
Balances, December 31, 2024	$(1,392)	$(1,018)		$10	$(2,400)

Other comprehensive earnings (losses) before reclassifications	—	(384)		4	(380)
Deferred income taxes	—	91		—	91
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(293)		4	(289)

Amounts reclassified to net earnings	5	(31)		—	(26)
Deferred income taxes	(1)	7		—	6
Amounts reclassified to net earnings, net of deferred income taxes	4	(24)		—	(20)

Other comprehensive earnings (losses), net of deferred income taxes	4	(317)	(1)	4	(309)

Balances, September 30, 2025	$(1,388)	$(1,335)		$14	$(2,709)

	For the Three Months Ended September 30, 2025
(in millions)	Benefit Plans	ABI		Currency Translation Adjustments	Accumulated Other Comprehensive Losses
Balances, June 30, 2025	$(1,389)	$(1,432)		$(10)	$(2,831)

Other comprehensive earnings (losses) before reclassifications	—	126		24	150
Deferred income taxes	—	(27)		—	(27)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	99		24	123

Amounts reclassified to net earnings	1	(3)		—	(2)
Deferred income taxes	—	1		—	1
Amounts reclassified to net earnings, net of deferred income taxes	1	(2)		—	(1)

Other comprehensive earnings (losses), net of deferred income taxes	1	97	(1)	24	122

Balances, September 30, 2025	$(1,388)	$(1,335)		$14	$(2,709)
(1) Primarily reflects our share of ABI’s currency translation adjustments and the impact of our designated net investment hedges related to our investment in ABI. For further discussion of designated net investment hedges, see Note 5. Financial Instruments.

Pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2026	2025	2026	2025
Benefit Plans: (1)
Net loss	$67	$32	$21	$10
Prior service credit	(26)	(27)	(9)	(9)
	41	5	12	1
ABI (2)	9	(31)	(9)	(3)
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$50	$(26)	$3	$(2)
(1) Amounts are included in net periodic benefit income, excluding service cost. For further details, see Note 6. Benefit Plans.
(2) Amounts are included in (income) losses from investments in equity securities.
Note 9. Segment Reporting
At September 30, 2026, our reportable segments were (i) smokeable products, consisting of combustible cigarettes and machine-made large cigars; and (ii) oral tobacco products, consisting of MST products and oral nicotine pouches.
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
At September 30, 2026, our all other category included (i) e-vapor products, consisting of our NJOY business; (ii) Horizon; (iii) Helix International; and (iv) other business activities, which primarily consists of research and development expense related to certain new product platforms and technologies.
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

Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net revenues:
Smokeable products	$15,582	$15,366	$5,432	$5,387
Oral tobacco products	2,070	2,096	688	689
All other	19	(29)	12	(4)
Net revenues	$17,671	$17,433	$6,132	$6,072
Earnings before income taxes:
OCI:
Smokeable products	$8,668	$8,341	$3,053	$2,942
Oral tobacco products	1,250	1,390	434	459
All other	(241)	(1,198)	(88)	(76)
Amortization of intangibles	(67)	(112)	(21)	(38)
General corporate expenses	(205)	(173)	(65)	(57)
Operating income	9,405	8,248	3,313	3,230
Interest and other debt expense, net	823	815	270	278
Net periodic benefit income, excluding service cost	(9)	(45)	(5)	(16)
(Income) losses from investments in equity securities	(487)	(398)	(242)	(107)
Earnings before income taxes	$9,078	$7,876	$3,290	$3,075
Smokeable products segment OCI consisted of the following, including expenses under the significant expense principle in accordance with GAAP:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net revenues	$15,582	$15,366	$5,432	$5,387
Settlement charges (1)	(2,228)	(2,278)	(775)	(792)
Excise taxes on products sold	(2,050)	(2,299)	(670)	(797)
Other segment items (2)	(2,636)	(2,448)	(934)	(856)
Operating companies income	$8,668	$8,341	$3,053	$2,942
(1) Represents charges related to State Settlement Agreements included in cost of sales. For additional information, see Health Care Cost Recovery Litigation in Note 12. Contingencies.
(2) Other segment items includes manufacturing, marketing, administration and research costs, FDA user fees and other costs.
For the oral tobacco products segment, we did not identify any expenses under the significant expense principle in accordance with GAAP. Other segment items for our oral tobacco products segment include manufacturing, marketing, administration and research costs and excise taxes on products sold. Total oral tobacco products other segment items were $820 million and $706 million for the nine months ended September 30, 2026 and 2025, respectively, and $254 million and $230 million for the three months ended September 30, 2026 and 2025, respectively. The CODM reviews total oral tobacco products segment expenses in the aggregate in conjunction with the review of budget-to-actual OCI variances to manage segment operations.

Details of our depreciation expense and capital expenditures were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2026	2025	2026	2025
Depreciation expense:
Smokeable products	$43	$44	$16	$15
Oral tobacco products	36	30	14	9
General corporate and other	26	26	9	8
Total depreciation expense	$105	$100	$39	$32
Capital expenditures:
Smokeable products	$137	$57	$56	$27
Oral tobacco products	96	42	44	20
General corporate and other	26	25	9	7
Total capital expenditures	$259	$124	$109	$54
The comparability of OCI for our reportable segments was affected by the following:
▪Exit and Implementation Costs: We recorded exit and implementation costs of $106 million and $43 million for the nine months ended September 30, 2026 and 2025, respectively, and $12 million and $13 million for the three months ended September 30, 2026 and 2025, respectively. For further discussion and a breakdown of these costs by segment, see Note 3. Exit and Implementation Costs.
▪Tobacco and Health and Certain Other Litigation Items: We recorded pre-tax charges related to tobacco and health and certain other litigation items as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2026	2025	2026	2025
Smokeable products segment	$85	$44	$16	$4
General corporate expenses	4	—	—	(1)
Interest and other debt expense, net	31	4	7	—
Total	$120	$48	$23	$3
We recorded the amounts shown in the table above in our smokeable products segment and general corporate expenses in marketing, administration and research costs in our condensed consolidated statements of earnings. For further discussion, see Note 12. Contingencies.
Note 10. Debt
Short-term Borrowings and Borrowing Arrangements
At September 30, 2026 and December 31, 2025, we had no short-term borrowings.
At September 30, 2026, we had availability under our senior unsecured 5-year revolving credit agreement (“Credit Agreement”) for borrowings of up to an aggregate principal amount of $3.0 billion. In October 2026, we entered into an extension agreement to extend the expiration of our Credit Agreement from October 24, 2029 to October 24, 2030. All other terms and conditions remain in full force and effect. We intend to use any borrowings under our Credit Agreement for general corporate purposes.
Our Credit Agreement includes various covenants, one of which requires us to maintain a ratio of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated for the four most recent fiscal quarters. At September 30, 2026, we were in compliance with our covenants in our Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in our Credit Agreement, include certain adjustments.
PM USA guarantees any borrowings under our Credit Agreement and any amounts outstanding under our commercial paper program.
Long-term Debt
The aggregate carrying value of our total long-term debt at September 30, 2026 and December 31, 2025 was $24.1 billion and $25.7 billion, respectively.
In September 2026, we repaid in full at maturity our 2.625% senior unsecured notes in the aggregate principal amount of $0.5 billion.

In February 2026, we repaid in full at maturity our 4.400% senior unsecured notes in the aggregate principal amount of approximately $1.1 billion.
At September 30, 2026 and December 31, 2025, accrued interest on long-term debt of $207 million and $425 million, respectively, was included in other accrued liabilities on our condensed consolidated balance sheets.
For a discussion of the fair value of our long-term debt and the designation of our Euro denominated senior unsecured notes as a net investment hedge of our investment in ABI, see Note 5. Financial Instruments.
Note 11. Income Taxes
The income tax rates for the nine and three months ended September 30, 2026 were 22.9% and 23.6%, respectively. The income tax rates for the nine and three months ended September 30, 2025 were 26.0% and 22.8%, respectively.
The income tax rate decreased 3.1 percentage points for the nine months ended September 30, 2026, due primarily to the non-deductible impairment of the e-vapor reporting unit goodwill in 2025 and tax benefits related to the effective settlement with the IRS in May 2026 of our audit for the 2017 tax year. For further discussion of the non-deductible impairment, see Note 2. Goodwill and Other Intangible Assets, net.
The settlement in May 2026 excluded our refund claim for the 2017 tax year, based on the Tax Cuts and Jobs Act of 2017’s removal of downward attribution rules relevant to our investment in ABI. In September 2025, this refund claim was denied by the U.S. District Court for the Eastern District of Virginia, and we are pursuing all available appellate remedies.
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
Judgments Paid and Provisions for Tobacco and Health (Including Engle Progeny Litigation) and Certain Other Litigation Items: The changes in our accrued liability for tobacco and health and certain other litigation items, including related interest costs, for the periods specified below are as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2026	2025	2026	2025
Accrued liability for tobacco and health and certain other litigation items at beginning of period	$71	$96	$156	$95
Pre-tax charges for:
Tobacco and health and certain other litigation (1)	85	44	16	4
JUUL-related settlements (2)	4	—	—	(1)
Related interest costs	31	4	7	—
Payments	(50)	(76)	(38)	(30)
Accrued liability for tobacco and health and certain other litigation items at end of period	$141	$68	$141	$68
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
Since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $1.2 billion and interest totaling approximately $249 million as of September 30, 2026. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $454 million and related interest totaling approximately $62 million.
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of September 30, 2026, PM USA has posted appeal bonds totaling approximately $10 million, which have been collateralized with restricted cash and are included in assets on our condensed consolidated balance sheets.
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

The table below lists the number of certain tobacco-related cases pending in the United States against us as of:

	October 26, 2026	October 27, 2025	October 28, 2024
Individual Smoking and Health Cases (1)	282	181	178
Health Care Cost Recovery Actions	1	1	1
E-vapor Cases(2)	25	16	75
Other Tobacco-Related Cases (3)	3	3	3
(1) Includes as of October 26, 2026, 50 cases filed in Illinois, three cases filed in New Mexico, 109 cases filed in Massachusetts, five cases filed in Oregon, eight cases filed in Hawaii, 10 cases filed in the U.S. Virgin Islands, 57 cases filed in Pennsylvania and 12 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle class (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Progeny Cases).
(2) In May 2023, we reached agreement on terms to resolve the majority of the Multidistrict Litigation lawsuits, and, in March 2024, the court granted final approval of the settlement. Pending final dismissal of these cases, as of October 26, 2026, the remaining cases include 20 individual cases that opted out of the settlement, four class action lawsuits pending in Canada and one individual state court case relating the Multidistrict Litigation. For further discussion of the Multidistrict Litigation settlement, see E-vapor Product Litigation below.
(3) See Certain Other Tobacco-Related Litigation below.
International Tobacco-Related Cases: As of October 26, 2026, Altria is named as a defendant in four e-vapor class action lawsuits in Canada. In July 2026, the court in one of those lawsuits in British Columbia certified a nationwide class of residents who used and directly or indirectly purchased JUUL e-vapor products in Canada for purposes that were primarily personal starting in August 2018. The class seeks compensatory and punitive damages for, among other things, personal injuries allegedly suffered from using JUUL e-vapor products. Altria has appealed the class certification order. PM USA is a named defendant in two health care cost recovery actions in Canada, both of which also name Altria as a defendant. See Smoking and Health Litigation - Other Smoking and Health Class Actions below for a discussion of the smoking and health class actions filed in various Canadian Provinces. Also, see Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement (defined below) between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of October 26, 2026, no Engle progeny cases, one individual smoking and health case and no e-vapor cases are set for trial through December 31, 2026. Trial dates are subject to change.
Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 89 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 54 of the 89 cases. Of the 35 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 30 have reached final resolution.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of October 26, 2026.
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
Non-Engle Progeny Litigation: The charts below summarize the verdicts in and post-trial status of certain non-Engle progeny smoking and health cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of October 26, 2026 where PM USA has recorded a provision in its condensed consolidated financial statements because we have determined that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The second chart lists cases that are pending as of October 26, 2026 where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated, and the third chart lists cases that have concluded in the past 12 months where PM USA paid a final judgment. In this Note 12. Contingencies, references to “R.J. Reynolds” are to R.J. Reynolds Tobacco Company. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings. A chart listing certain verdicts for plaintiffs in pending Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.

Currently Pending Non-Engle Cases with Accrued Liabilities
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	State	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status	Accrual (1)
Fontaine	September 2022	PM USA	MA	$8 million	$56 million	The Massachusetts Supreme Judicial Court affirmed the judgment. PM USA has requested review by the U.S. Supreme Court.	$92 million
(1) Accrual amounts include interest and associated costs, if applicable. For any cases with multiple defendants, accrual amounts reflect the portion of compensatory damages PM USA believes it will have to pay if the case is ultimately decided in plaintiff’s favor after taking into account any portion potentially payable by the other defendant.
Currently Pending Non-Engle Cases with Verdicts against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	State	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status
Thompson	September 2026	PM USA	IL	$1 million (<$1 million)	$0	PM USA has filed post trial motions and will, if necessary, appeal.
Ogbebor	September 2026	PM USA	IL	<$1 million (<$1 million)	$0	PM USA has filed post trial motions and will, if necessary, appeal.
Petruzziello	November 2025	PM USA R.J. Reynolds	MA	<$1 million	$0	Plaintiff has filed a notice of appeal.
Perez-Trinidad	October 2025	PM USA R.J. Reynolds	MA	$1 million	$6 million	PM USA’s and R.J. Reynolds’ appeals remain pending.
Amaral	March 2025	PM USA R.J. Reynolds	MA	$4 million	$25 million	PM USA’s and R.J. Reynolds’ appeals remain pending.
(1) PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.
Non-Engle Cases Concluded in Past 12 Months
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	State	Payment Amount for Damages (if any)
Taylor	August 2024	PM USA	OR	<$1 million
Ricapor-Hall	August 2023	PM USA	HI	$14 million
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of October 26, 2026, approximately 42 state court cases were pending against PM USA or Altria. Each federal Engle progeny case has been resolved.
Engle Progeny Trial Results: As of October 26, 2026, 148 federal and state Engle progeny cases involving PM USA have resulted in verdicts. Eighty-eight were returned in favor of plaintiffs, one of which has been reversed post-trial or on appeal and remains pending. Sixty verdicts were returned in favor of PM USA. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of October 26, 2026.
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
The charts below list the verdicts in and post-trial status of certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists cases that are pending as of October 26, 2026 where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated, and the second chart lists cases that have concluded in the past 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.
Currently Pending Engle Cases with Verdicts against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Post-Trial Status
Garcia	June 2024	PM USA	Miami-Dade	$2 million	$10 million	Appeals to the Third District Court of Appeal pending.
Lipp	September 2026	PM USA	Miami-Dade	$50 million ($38 million)	$0	PM USA intends to appeal.
(1) PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.
Engle Cases Concluded in Past 12 Months
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Payment Amount for Damages (if any)
Chacon	October 2023	PM USA	Miami-Dade	$1 million
McCall	October 2023	PM USA	Broward	<$1 million
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
As of October 26, 2026, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in six class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan and British Columbia. In Saskatchewan and British Columbia (two separate cases), plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to us) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the United States). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. In August 2025, a plan for those companies was implemented, under which those companies agreed, among other things, to pay an aggregate global settlement amount of CAD $32.5 billion to resolve all tobacco product-related claims and litigation in Canada. Under the plan, Altria and PM USA have obtained releases of claims and the related litigation against them will be dismissed. Pursuant to the indemnification obligations in the Distribution Agreement, neither Altria nor PM USA is responsible for any payments required to resolve the Canadian litigation. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
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
Various Canadian provinces have brought health care reimbursement claims against cigarette manufacturers. PM USA has been named as a defendant in such claims brought by British Columbia and Quebec, and both PM USA and Altria have been named as defendants in such claims brought by New Brunswick, Newfoundland and Labrador, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia. All of these cases were stayed pending resolution of proceedings in Canada involving three tobacco manufacturers (none of which are affiliated with us) under the Companies’ Creditors Arrangement Act discussed above. As discussed above, in August 2025, a plan for those companies was implemented. See Smoking and Health Litigation - Other Smoking and Health Class Actions above for a discussion of these proceedings. Based on that plan, all of the cases have been dismissed except for the Newfoundland and Nova Scotia cases. The Nunavut Territory and Northwest Territory have passed legislation permitting similar claims, but lawsuits based on this legislation have not been filed. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.
Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain United States territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by the States of Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA, R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $10.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. For the nine months ended September 30, 2026 and 2025, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $2.2 billion and $2.3 billion, respectively. For the three months ended September 30, 2026 and 2025, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $0.7 billion and $0.8 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
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
Continuing NPM Adjustment Disputes with States That Have Not Settled.
▪2004 NPM Adjustment. The PMs and 10 states that had not settled the NPM Adjustment disputes for 2004 participated in a multi-state arbitration. The arbitration panel found three of these states (Washington, Missouri and New Mexico) were not diligent in the enforcement of their escrow statutes in 2004, and PM USA received approximately $52 million on account of the 2004 NPM Adjustment as a credit against its April 2023 MSA payment. The State of New Mexico challenged the determination in its state court, and the trial court vacated the award. PM USA appealed, and the New Mexico Court of Appeals reinstated the award. The State of New Mexico petitioned the New Mexico Supreme Court to review the appeals court’s reinstatement of the award, and the New Mexico Supreme Court denied the petition for review.
▪2005-2007 NPM Adjustments. The PMs and six states that had not settled the NPM Adjustment disputes are currently arbitrating certain NPM Adjustment disputes before a single arbitration panel. The arbitration encompasses three years, 2005 through 2007, for five of the six states, and one year, 2005, for one state. As of October 26, 2026, the arbitration panel found the States of Maryland, Wisconsin and Ohio diligent for all three years, the State of Washington not diligent for all three years and the State of Missouri not diligent for 2005. The State of Washington subsequently settled, as discussed above. PM USA recorded $14 million as a reduction in costs of sales and $21 million as interest income in the fourth quarter of 2023 for its estimate of the minimum amount of the 2005 through 2007 NPM Adjustments it will receive related to the Washington finding. PM USA recorded an insignificant amount as a reduction in cost of sales in the first quarter of 2026 related to the Missouri finding. The State of Missouri has challenged the arbitration panel’s determination for 2005 in state court.
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
In May 2023, PM USA and R.J. Reynolds filed a motion in the U.S. District Court for the Eastern District of Texas seeking to enforce the Texas State Settlement Agreement against the State of Texas concerning the same tax rate issue raised by the State of Mississippi. The State of Texas filed a cross-motion to enforce, and the court found in favor of the State of Texas. In March 2025, the court issued a final order in the matter, finding that PM USA owes $31 million to the State of Texas, plus pre- and post-judgment interest. PM USA appealed, and, in September 2026, the Fifth Circuit Court of Appeals issued an order reversing the Eastern District of Texas and finding in favor of PM USA. The State of Texas may seek review by the U.S. Supreme Court.
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
In August 2025, JUUL filed an additional lawsuit against Altria and our affiliates AGDC, ALCS, NJOY Holdings and NJOY in the U.S. District Court for the District of Arizona asserting claims of patent infringement based on the sale of NJOY Daily in the United States. Plaintiff has dropped NJOY Daily from the lawsuit but continues to seek various remedies, including damages and an injunction on sales of any other products NJOY may be developing or preparing for commercialization in the United States that would infringe JUUL’s patent.
Also in August 2025, JUUL filed a related action alleging patent infringement against the same defendants with the ITC based on the sale of NJOY Daily in the United States as well as any other products NJOY may be developing or preparing for commercialization in the United States that would infringe JUUL’s patent. JUUL has since dropped NJOY Daily from the ITC lawsuit but continues to seek various remedies, including an injunction on sales of any other products NJOY may be developing or preparing for commercialization in the United States that would infringe JUUL’s patent. No damages are recoverable in the proceedings before the ITC. In April 2026, the ALJ granted NJOY’s motion for summary determination, finding that the sole patent that forms the basis of JUUL’s action is invalid. JUUL petitioned the ITC to review the ALJ’s initial determination, and the ITC reversed and remanded in August 2026. A hearing before the ALJ is scheduled for February 2027, and we expect an initial determination from the ALJ in July 2027, subject to the ALJ’s ability to grant herself an extension. The ALJ’s recommendation will be reviewed by the ITC, and we expect the ITC’s final determination in November 2027, subject to the ITC’s right to grant itself an extension.

In November 2025, Altria, AGDC, ALCS, NJOY Holdings and NJOY sued the ITC and the ALJ in the U.S. District Court for the Eastern District of Virginia, seeking to enjoin the ITC and ALJ from adjudicating JUUL’s action. The lawsuit asserts that Altria and our affiliates are entitled to have JUUL’s claims heard in a federal court and be tried to a jury, and that the ALJ is unconstitutionally appointed and shielded from removal by the President. Altria and our affiliates moved for summary judgment and a preliminary injunction. In June 2026, the U.S. District Court for the Eastern District of Virginia denied the motion for a preliminary injunction. In September 2026, the U.S. District Court for the Eastern District of Virginia granted summary judgment for the ITC and ALJ. We have appealed that decision to the U.S. Court of Appeals for the Fourth Circuit. Also in November 2025, NJOY Holdings and NJOY filed a petition with PTAB challenging the validity of the patent underlying JUUL’s August 2025 actions. In April 2026, PTAB issued a discretionary denial of that petition, refusing to reach the merits of whether JUUL’s patent is valid.
In September 2025, NJOY, ALCS, and AGDC filed an action against JUUL with the ITC alleging patent infringement and seeking a ban on the importation and sale of the same JUUL products in the United States. A hearing before the ALJ occurred in September 2026, and we expect an initial determination from the ALJ in December 2026, subject to the ALJ’s ability to grant himself an extension. The ALJ’s recommendation will be reviewed by the ITC, and we expect the ITC’s final determination in April 2027, subject to the ITC’s ability to grant itself an extension.
R.J. Reynolds Patent Litigation: ALCS filed a lawsuit against R.J. Reynolds in the U.S. District Court for the Middle District of North Carolina alleging patent infringement by R.J. Reynolds’ e-vapor products. In September 2022, a jury awarded ALCS $95 million in damages for past infringement, plus supplemental damages and interest. In January 2023, the court ordered R.J. Reynolds to pay ALCS a 5.25% royalty on future sales of its infringing product resulting in positive net income through the expiration of the relevant patents in 2035. R.J. Reynolds appealed the judgment to the U.S. Court of Appeals for the Federal Circuit, which affirmed the judgment in December 2024. In August 2025, R.J. Reynolds petitioned the U.S. Supreme Court to review the federal appellate court’s affirmance of the federal district court’s judgment. In October 2025, the U.S. Supreme Court denied R.J. Reynolds’ petition.
In July 2024, R.J. Reynolds moved the district court to vacate the judgment, including the damages awards and ongoing royalties, on the grounds that R.J. Reynolds obtained a sublicense to the asserted patents from JUUL in December 2023. In December 2024, the district court denied the motion as to the damages awards and royalties due through December 2023. In August 2026, following an April 2026 evidentiary hearing, the district court granted R.J. Reynolds’ motion with respect to royalties after the acquisition of the sublicense in December 2023. ALCS and R.J. Reynolds have each appealed to the U.S. Court of Appeals for the Federal Circuit.
Any gains related to this lawsuit remain subject to these proceedings. Accordingly, they have not yet been determined to be realized or realizable in accordance with GAAP and have not been recognized in our condensed consolidated financial statements.
Antitrust Litigation
In March 2023, we entered into a stock transfer agreement with JUUL pursuant to which, among other things, we transferred to JUUL all of our beneficially owned JUUL equity securities.
As of October 26, 2026, 17 putative class action lawsuits have been filed against Altria and JUUL in the U.S. District Court for the Northern District of California. In November 2020, these lawsuits were consolidated into three complaints (one on behalf of direct purchasers, one on behalf of indirect purchasers and one on behalf of indirect resellers). The consolidated lawsuits, as amended, allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Antitrust Act of 1890 and Section 7 of the Clayton Antitrust Act and various state antitrust and consumer protection laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid and rescission of the transaction. In February 2024, the court ordered that certain of the direct-purchaser plaintiffs’ claims against JUUL be sent to arbitration pursuant to an arbitration provision in JUUL’s online purchase agreement and dismissed without prejudice the direct-purchaser plaintiffs’ claims for injunctive relief. In April 2025, plaintiffs voluntarily dismissed all monopolization claims and all claims against the Altria defendants under California’s Unfair Competition Law. In February 2026, the U.S. District Court for the Northern District of California certified three classes of plaintiffs (one of direct purchasers, one of indirect purchasers and one of indirect resellers). In March 2026, Altria and JUUL filed a petition with the Ninth Circuit Court of Appeals seeking discretionary review of the class certification decision, which the court granted in April 2026. The trial with respect to the remaining claims in the consolidated lawsuits will not occur earlier than five months after the Ninth Circuit issues its decision.

Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or our other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of October 26, 2026, two “Lights/Ultra Lights” class actions are pending in U.S. state courts. Neither case is active.
As of October 26, 2026, one smoking and health case alleging personal injury or seeking court-supervised programs or an ongoing medical monitoring program on behalf of individuals exposed to environmental tobacco smoke and purporting to be brought on behalf of a class of individual plaintiffs, is pending in a U.S. state court. The case is currently inactive.
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
Guarantees and Other Similar Matters
In the ordinary course of business, we have agreed to indemnify a limited number of third parties in the event of future litigation. Additionally, we provide certain guarantees to a limited number of third parties related to contractual obligations. At September 30, 2026, we had $43 million of unused letters of credit obtained in the ordinary course of business. These items have not had, and are not expected to have, a significant impact on our liquidity.
Under the terms of a distribution agreement between Altria and PMI (“Distribution Agreement”), entered into as a result of our 2008 spin-off of our former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. We do not have a related liability recorded on our condensed consolidated balance sheet at September 30, 2026 as the fair value of this indemnification is insignificant.
As part of our supplier financing program, Altria guarantees the financial obligations of ALCS under the financing program agreement.
PM USA guarantees our obligations under our outstanding debt securities, any borrowings under our $3.0 billion Credit Agreement and any amounts outstanding under our commercial paper program.
Note 13. Additional Financial Statement Information
Dividends and Share Repurchases
▪Dividends: In August 2026, our Board of Directors (“Board”) approved a 4.7% increase in the quarterly dividend rate to $1.11 per share of our common stock versus the previous rate of $1.06 per share. The current annualized dividend rate is $4.44 per share. Future dividend payments remain subject to the discretion of our Board.
▪Share Repurchases: In January 2025, our Board authorized a $1.0 billion share repurchase program and subsequently expanded the program to $2.0 billion in October 2025. At September 30, 2026, we had $265 million remaining under this program. In October 2026, our Board authorized a $1.0 billion expansion of this program, which now expires on December 31, 2027. Share repurchases depend on marketplace conditions and other factors, and the program remains subject to the discretion of our Board.

Our share repurchase activity was as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Total number of shares repurchased	11.2	12.3	5.9	1.9
Aggregate cost of shares repurchased	$735	$712	$400	$112
Average price per share of shares repurchased	$65.78	$58.08	$68.52	$60.13
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash on our condensed consolidated balance sheets to the amounts reported in our condensed consolidated statements of cash flows is as follows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$2,697	$4,474
Restricted cash included in other current assets	5	7
Restricted cash included in other assets	9	11
Cash, cash equivalents and restricted cash	$2,711	$4,492
Restricted cash consisted primarily of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 12. Contingencies.
Receivables
We record receivables net of any cash discounts on our condensed consolidated balance sheets. At September 30, 2026, December 31, 2025 and December 31, 2024, receivables were $342 million, $263 million and $177 million, respectively.
Deferred Revenue
We record deferred revenue when our businesses receive payment in advance of product shipment, which we include in other accrued liabilities on our condensed consolidated balance sheets until revenue is recognized, and our companies typically satisfy their performance obligations within three days of receiving payment. At September 30, 2026, December 31, 2025 and December 31, 2024, deferred revenue was $165 million, $231 million and $215 million, respectively. At September 30, 2026, December 31, 2025 and December 31, 2024, there were no differences between amounts recorded as deferred revenue from contracts with customers and amounts subsequently recognized as revenue.
Supplier Financing
We facilitate a voluntary supplier financing program through a third-party intermediary under which participating suppliers may elect to sell receivables due from us to participating third-party financial institutions at the sole discretion of both the suppliers and the financial institutions. At September 30, 2026 and December 31, 2025, confirmed outstanding obligations under the supplier financing program, which are recorded in accounts payable on our condensed consolidated balance sheets, were $157 million and $159 million, respectively.
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
Executive Summary
Our Business
We are a leader in nicotine with a growing portfolio of products for adult nicotine consumers age 21+. Today, we are focused on elevating everyday moments by offering adult nicotine consumers a range of product choices and the information they need to make informed decisions.
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
Our American roots stretch back more than 200 years, and our operating companies’ brands have served adult nicotine consumers for generations. The brand portfolios of our operating companies include Marlboro®, Black & Mild®, Copenhagen®, Skoal®, on!® and NJOY®. Our wholly owned subsidiaries include Philip Morris USA Inc. (“PM USA”), John Middleton Co. (“Middleton”), U.S. Smokeless Tobacco Company LLC (“USSTC”), Helix Innovations LLC (“Helix”) and NJOY, LLC (“NJOY”).

We also have a majority-owned joint venture, Horizon Innovations LLC, for the U.S. marketing and commercialization of heated tobacco stick products. Our investments in equity securities include Anheuser-Busch InBev SA/NV (“ABI”), the world’s largest brewer, and Cronos Group Inc. (“Cronos”), a leading Canadian cannabinoid company.
For additional information, see Note 1. Background and Basis of Presentation.
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
Through the third quarter of 2026, U.S. adult nicotine consumers continued to face inflationary pressures on discretionary income, particularly among price sensitive consumers. Geopolitical uncertainty and developments in the Middle East have continued to contribute to energy price volatility, with gas prices averaging $4.36 per gallon in September. Elevated energy costs contributed to September inflation of 3.7%, remaining above the Federal Reserve’s 2% target.
Overall discretionary income pressures on adult nicotine consumers have resulted in increased discount brand share and contributed to evolving adult nicotine consumer preferences, each of which has negatively impacted the sales volumes of certain of our operating companies’ premium brands. For the third quarter of 2026, the discount retail share of the cigarette category reached 34.1%, an increase of 2.0 share points versus the third quarter of 2025 and 0.3 share points sequentially. When adjusted for trade inventory movements, our smokeable products segment domestic cigarette shipment volume declined by an estimated 4% in the third quarter of 2026 versus the third quarter of 2025. When adjusted for trade inventory movements, total estimated domestic cigarette industry volume declined by 5% in the third quarter of 2026 versus the third quarter of 2025. The U.S. nicotine pouch category continued to grow throughout the third quarter of 2026 to 61.2% of the U.S. oral tobacco category, an increase of 5.8 share points versus the third quarter of 2025 and 1.3 share points sequentially. As innovative smoke-free products evolve to better address the preferences of adult nicotine consumers, these consumers continue to transition from cigarettes and moist smokeless tobacco (“MST”) products to innovative smoke-free products, which has reduced the sales volumes of our operating companies’ cigarette and MST products.
Various states and the federal government have taken regulatory and enforcement actions against manufacturers, distributors and retailers of illicit flavored disposable e-vapor products. For example, the U.S. Food and Drug Administration (“FDA”) and U.S. Customs and Border Protection have made it more difficult to import properly declared illicit e-vapor products, seized unauthorized e-vapor products and issued warning letters to importers. Despite these enforcement measures, insufficient actions against manufacturers, distributors and retailers of nicotine products requiring FDA review for which no premarket tobacco product applications (“PMTA”) have been submitted have allowed such products to continue to proliferate in the market. We expect that effective enforcement against illicit products will occur gradually and continue to monitor the overall dynamics and competitive threats to our brands across multiple nicotine categories.
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

Consolidated Results of Operations for the Nine Months Ended September 30, 2026
The changes in net earnings attributable to Altria and diluted EPS for the nine months ended September 30, 2026, from the nine months ended September 30, 2025, were due primarily to the following:

(in millions, except per share data)	Net Earnings Attributable to Altria	Diluted EPS
For the nine months ended September 30, 2025	$5,830	$3.45
2025 NPM Adjustment Items	(2)	—
2025 Acquisition-related items	80	0.05
2025 Asset impairment, exit and implementation costs	906	0.53
2025 Tobacco and health and certain other litigation items	37	0.02
2025 Amortization of intangibles	92	0.05
2025 ABI-related special items	28	0.02
2025 Cronos-related special items	2	—
2025 Income tax items	(7)	—
Subtotal 2025 special items	1,136	0.67
2026 NPM Adjustment Items	9	—
2026 Acquisition-related items	(10)	—
2026 Asset impairment, exit and implementation costs	(80)	(0.05)
2026 Tobacco and health and certain other litigation items	(91)	(0.05)
2026 Amortization of intangibles	(60)	(0.04)
2026 ABI-related special items	(33)	(0.02)
2026 Cronos-related special items	8	—
2026 Income tax items	11	0.01
Subtotal 2026 special items	(246)	(0.15)
Fewer shares outstanding	—	0.04
Change in tax rate	29	0.02
Operations	250	0.15
For the nine months ended September 30, 2026	$6,999	$4.18

2026 Reported Net Earnings Attributable to Altria and Reported Diluted EPS	$6,999	$4.18
2025 Reported Net Earnings Attributable to Altria and Reported Diluted EPS	$5,830	$3.45
% Change	20.1%	21.2%

2026 Adjusted Net Earnings Attributable to Altria and Adjusted Diluted EPS	$7,245	$4.33
2025 Adjusted Net Earnings Attributable to Altria and Adjusted Diluted EPS	$6,966	$4.12
% Change	4.0%	5.1%
For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted net earnings attributable to Altria and adjusted diluted EPS, see Consolidated Operating Results below.
▪Fewer Shares Outstanding: Fewer shares outstanding were due to shares we repurchased under our share repurchase program.
▪Operations: The increase of $250 million in operations (which excludes the impact of special items shown in the table above) was due primarily to higher OCI and higher income from our equity investment in ABI.
For further details, see Consolidated Operating Results and Operating Results by Business Segment below.

Consolidated Results of Operations for the Three Months Ended September 30, 2026
The changes in net earnings attributable to Altria and diluted EPS for the three months ended September 30, 2026, from the three months ended September 30, 2025, were due primarily to the following:

(in millions, except per share data)	Net Earnings Attributable to Altria	Diluted EPS
For the three months ended September 30, 2025	$2,375	$1.41
2025 NPM Adjustment Items	(2)	—
2025 Acquisition-related items	3	—
2025 Asset impairment, exit and implementation costs	10	—
2025 Tobacco and health and certain other litigation items	3	—
2025 Amortization of intangibles	30	0.02
2025 ABI-related special items	27	0.02
2025 Cronos-related special items	18	0.01
2025 Income tax items	(20)	(0.01)
Subtotal 2025 special items	69	0.04
2026 Asset impairment, exit and implementation costs	(8)	—
2026 Tobacco and health and certain other litigation items	(17)	(0.01)
2026 Amortization of intangibles	(18)	(0.01)
2026 ABI-related special items	27	0.02
2026 Cronos-related special items	6	—
2026 Income tax items	(19)	(0.01)
Subtotal 2026 special items	(29)	(0.01)
Fewer shares outstanding	—	0.01
Change in tax rate	6	—
Operations	97	0.06
For the three months ended September 30, 2026	$2,518	$1.51

2026 Reported Net Earnings Attributable to Altria and Reported Diluted EPS	$2,518	$1.51
2025 Reported Net Earnings Attributable to Altria and Reported Diluted EPS	$2,375	$1.41
% Change	6.0%	7.1%

2026 Adjusted Net Earnings Attributable to Altria and Adjusted Diluted EPS	$2,547	$1.52
2025 Adjusted Net Earnings Attributable to Altria and Adjusted Diluted EPS	$2,444	$1.45
% Change	4.2%	4.8%
For a discussion of special items and other business drivers affecting the comparability of statements of earnings amounts and reconciliations of adjusted net earnings attributable to Altria and adjusted diluted EPS, see Consolidated Operating Results below.
▪Operations: The increase of $97 million in operations (which excludes the impact of special items shown in the table above) was due primarily to higher OCI and higher income from our equity investment in ABI.
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
Critical Accounting Estimates
Goodwill and Other Intangible Assets Impairment Testing
We conduct a required annual review of goodwill and indefinite-lived intangible assets for potential impairment as of October 1 of each year, in accordance with our accounting policy, and more frequently if an event occurs or circumstances change that would require an interim quantitative impairment assessment. There have been no events or changes in circumstances that indicate an interim quantitative impairment assessment was required as of September 30, 2026.
E-Vapor Reporting Unit Goodwill
In 2025, we recorded impairments of the values of the goodwill and other intangible assets within our e-vapor reporting unit as a result of the U.S. International Trade Commission (“ITC”) exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE into the United States and our expectation that effective enforcement against illicit flavored disposable e-vapor products would occur more gradually than initially anticipated. As of December 31, 2025, the carrying value of the e-vapor reporting unit goodwill was $610 million, after recording impairments during the first and fourth quarters of 2025, and the estimated fair value of the reporting unit approximated its carrying value. In addition, the carrying value of the e-vapor reporting unit’s net assets (including the effect of intercompany debt), which was negative, approximated its estimated fair value.
We believe that the estimated fair value of the e-vapor reporting unit at December 31, 2025 remains reasonable and there are no events or circumstances indicating an impairment for the nine and three months ended September 30, 2026. Fair value calculations are sensitive to changes in certain judgments and assumptions. The significant judgments and assumptions that drive the fair value of the reporting unit are the (i) timing and extent of effective enforcement against illicit flavored disposable e-vapor products; (ii) timing and likelihood of regulatory authorizations of e-vapor products, including of NJOY’s products; (iii) timing of the commercialization of NJOY e-vapor products in the United States; (iv) long-term growth of the e-vapor category; and (v) conversion rates of illicit flavored disposable e-vapor consumers to FDA-authorized e-vapor products and, specifically, NJOY’s e-vapor products. Fair value calculations can be negatively affected by changes in these judgments and assumptions, some of which relate to broader macroeconomic conditions and governmental actions outside of our control. If these assumptions or judgments regarding the expectations for the future state of the e-vapor category and NJOY’s business fail to materialize as anticipated, if we experience unfavorable outcomes with respect to litigation proceedings (including actions alleging patent infringement), or if the discount rate used to estimate the fair value increases, we could have additional non-cash impairments of our e-vapor reporting unit goodwill in future periods, which could be material. Based on our 2025 annual impairment test, a hypothetical 1% increase in the discount rate used to estimate the fair value of the e-vapor reporting unit would have resulted in a goodwill impairment charge of approximately $150 million. For further discussion of these factors, see Operating Results by Business Segment - Business Environment below.
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

We believe that the estimated fair value of the Skoal trademark at December 31, 2025 remains reasonable and there are no events or circumstances indicating an impairment for the nine and three months ended September 30, 2026. If the decline in sales volume for Skoal is higher than currently estimated and results in material revenue declines, we believe there may be a material adverse effect on the significant assumptions used in performing our valuation. If Skoal’s actual revenue and income or long-term outlook are significantly unfavorable compared to forecasted performance used to estimate the fair value or if the discount rate used to estimate the fair value increases, we could have material non-cash impairments of the Skoal trademark in future periods. Based on the 2025 annual impairment test, a hypothetical 1% increase in the discount rate used to estimate the fair value of Skoal trademark would have resulted in an impairment charge of approximately $90 million. For further discussion of these factors, see Operating Results by Business Segment - Business Environment below.
For further discussion of goodwill and other intangible assets, see Note 2. Goodwill and Other Intangible Assets, net (“Note 2”).
Consolidated Operating Results

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net Revenues:
Smokeable products	$15,582	$15,366	$5,432	$5,387
Oral tobacco products	2,070	2,096	688	689
All other	19	(29)	12	(4)
Net revenues	$17,671	$17,433	$6,132	$6,072
Excise Taxes on Products:
Smokeable products	$2,050	$2,299	$670	$797
Oral tobacco products	66	74	21	24
Excise taxes on products	$2,116	$2,373	$691	$821
Operating Income:
OCI:
Smokeable products	$8,668	$8,341	$3,053	$2,942
Oral tobacco products	1,250	1,390	434	459
All other	(241)	(1,198)	(88)	(76)
Amortization of intangibles	(67)	(112)	(21)	(38)
General corporate expenses	(205)	(173)	(65)	(57)
Operating income	$9,405	$8,248	$3,313	$3,230
As discussed further in Note 9. Segment Reporting (“Note 9”), our CODM reviews OCI, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate the performance of, and allocate resources to, our segments. Our management believes it is appropriate to disclose this measure to help investors analyze our business performance and trends.

The following table provides a reconciliation of adjusted net earnings attributable to Altria and adjusted diluted EPS for the nine months ended September 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings Attributable to Altria	Diluted EPS
2026 Reported	$9,078	$2,083	$6,999	$4.18
NPM Adjustment Items	(11)	(2)	(9)	—
Acquisition-related items	13	3	10	—
Asset impairment, exit and implementation costs	106	26	80	0.05
Tobacco and health and certain other litigation items	120	29	91	0.05
Amortization of intangibles	67	7	60	0.04
ABI-related special items	41	8	33	0.02
Cronos-related special items	(9)	(1)	(8)	—
Income tax items	—	11	(11)	(0.01)
2026 Adjusted for Special Items	$9,405	$2,164	$7,245	$4.33

2025 Reported	$7,876	$2,046	$5,830	$3.45
NPM Adjustment Items	(2)	—	(2)	—
Acquisition-related items	96	16	80	0.05
Asset impairment, exit and implementation costs	916	10	906	0.53
Tobacco and health and certain other litigation items	48	11	37	0.02
Amortization of intangibles	112	20	92	0.05
ABI-related special items	36	8	28	0.02
Cronos-related special items	2	—	2	—
Income tax items	—	7	(7)	—
2025 Adjusted for Special Items	$9,084	$2,118	$6,966	$4.12

The following table provides a reconciliation of adjusted net earnings attributable to Altria and adjusted diluted EPS for the three months ended September 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings Attributable to Altria	Diluted EPS
2026 Reported	$3,290	$776	$2,518	$1.51
Acquisition-related items	(1)	(1)	—	—
Asset impairment, exit and implementation costs	12	4	8	—
Tobacco and health and certain other litigation items	23	6	17	0.01
Amortization of intangibles	21	3	18	0.01
ABI-related special items	(37)	(10)	(27)	(0.02)
Cronos-related special items	(7)	(1)	(6)	—
Income tax items	—	(19)	19	0.01
2026 Adjusted for Special Items	$3,301	$758	$2,547	$1.52

2025 Reported	$3,075	$700	$2,375	$1.41
NPM Adjustment Items	(2)	—	(2)	—
Acquisition-related items	1	(2)	3	—
Asset impairment, exit and implementation costs	13	3	10	—
Tobacco and health and certain other litigation items	3	—	3	—
Amortization of intangibles	38	8	30	0.02
ABI-related special items	34	7	27	0.02
Cronos-related special items	18	—	18	0.01
Income tax items	—	20	(20)	(0.01)
2025 Adjusted for Special Items	$3,180	$736	$2,444	$1.45
The following special items affected the comparability of statements of earnings amounts for the nine and three months ended September 30, 2026 and 2025:
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

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net revenues (1)	$—	$42	$—	$—
Cost of sales (1)	—	44	—	—
Marketing, administration and research costs (2)	13	(15)	(1)	1
Total	$13	$71	$(1)	$1
(1) Included in our all other category.
(2) Recorded as general corporate expense. Amounts are net of insurance recoveries of $17 million and $34 million for the nine months ended September 30, 2026 and 2025, respectively, and $10 million and $9 million for the three months ended September 30, 2026 and 2025, respectively. To date, we incurred total costs of $181 million, primarily associated with the ITC exclusion order and cease-and-desist orders prohibiting the importation and sale of NJOY ACE in the United States and patent infringement lawsuits related to the NJOY Transaction, which were offset by insurance recoveries of $81 million.
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

▪Asset Impairment, Exit and Implementation Costs: We recorded pre-tax exit and implementation costs of $87 million and $9 million for the nine and three months ended September 30, 2026, respectively, related to our plan to transition USSTC’s manufacturing operations at our Nashville, Tennessee plant to a new facility to be constructed on our existing campus in Hopkinsville, Kentucky (“USSTC Facilities Consolidation”). We recorded pre-tax exit and implementation costs of $19 million and $3 million for the nine and three months ended September 30, 2026, respectively, and $43 million and $13 million for the nine and three months ended September 30, 2025, respectively, related to our Optimize & Accelerate initiative (“Initiative”). For further discussion and a breakdown of these costs by segment, see Note 3. Exit and Implementation Costs.
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
▪Amortization of Intangibles: We recorded pre-tax amortization expense associated with definite-lived intangible assets of $67 million and $112 million for the nine months ended September 30, 2026 and 2025, respectively, and $21 million and $38 million for the three months ended September 30, 2026 and 2025, respectively, in marketing, administration and research costs in our condensed consolidated statements of earnings.
▪ABI-Related Special Items: We recorded net pre-tax losses of $41 million for the nine months ended September 30, 2026 due primarily to a dilution loss resulting from ABI’s share activity that reduced our ABI ownership interest, partially offset by mark-to-market gains on certain ABI financial instruments associated with its share commitments. We recorded net pre-tax earnings of $37 million for the three months ended September 30, 2026 due primarily to mark-to-market gains on certain ABI financial instruments associated with its share commitments.
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
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Net revenues, which include excise taxes billed to customers, increased $238 million (1.4%), due primarily to higher net revenues in our smokeable products segment.
Cost of sales increased $139 million (3.4%), due primarily to higher manufacturing costs in our smokeable products and oral tobacco products segments and 2026 costs related to the USSTC Facilities Consolidation, partially offset by lower shipment volume in our smokeable products segment and lower NJOY costs.
Excise taxes on products decreased $257 million (10.8%), due primarily to higher refunds of taxes and duties paid on imported cigarettes and lower shipment volume in our smokeable products segment.
Marketing, administration and research costs increased $51 million (2.9%), due primarily to higher spending in our smokeable products segment, which includes higher tobacco and health and certain other litigation items, higher general corporate expenses and higher spending in our oral tobacco products segment, partially offset by lower amortization of intangibles and lower costs related to our Initiative.
Operating income increased $1,157 million (14.0%), due primarily to higher OCI (which includes the impact of a non-cash impairment of the e-vapor reporting unit goodwill in 2025).
(Income) losses from investments in equity securities was favorable $89 million (22.4%), due primarily to higher income from our equity investment in ABI.
Reported net earnings attributable to Altria of $6,999 million increased $1,169 million (20.1%), due primarily to higher operating income. Reported basic and diluted EPS of $4.18, each increased by 21.2%, due primarily to higher reported net earnings attributable to Altria.
Adjusted net earnings attributable to Altria of $7,245 million increased $279 million (4.0%), due primarily to higher OCI and higher income from our equity investment in ABI. Adjusted diluted EPS of $4.33 increased by 5.1%, due primarily to higher adjusted net earnings attributable to Altria and fewer shares outstanding.

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Net revenues, which include excise taxes billed to customers, increased $60 million (1.0%), due primarily to higher net revenues in our smokeable products segment.
Cost of sales increased $61 million (4.2%), due primarily to higher manufacturing costs in our smokeable products and oral tobacco products segments and 2026 costs related to the USSTC Facilities Consolidation, partially offset by lower shipment volume in our smokeable products segment.
Excise taxes on products decreased $130 million (15.8%), due primarily to higher refunds of taxes and duties paid on imported cigarettes and lower shipment volume in our smokeable products segment.
Marketing, administration and research costs increased $45 million (7.8%), due primarily to higher spending in our smokeable products segment, which includes higher tobacco and health and certain other litigation items, and higher spending in our all other category, partially offset by lower amortization of intangibles.
Operating income increased $83 million (2.6%), due primarily to higher OCI.
(Income) losses from investments in equity securities was favorable $135 million (100+%), due primarily to higher income from our equity investment in ABI, which includes the impact of favorable special items discussed above.
Provision for income taxes increased $76 million (10.9%), due primarily to a prior year net income tax benefit from tax reserves associated with our investment in ABI and higher earnings before income taxes.
Reported net earnings attributable to Altria of $2,518 million increased $143 million (6.0%), due primarily to favorable results from our investments in equity securities and higher operating income, partially offset by unfavorable income tax items. Reported basic and diluted EPS of $1.51, each increased by 7.1%, due primarily to higher reported net earnings attributable to Altria.
Adjusted net earnings attributable to Altria of $2,547 million increased $103 million (4.2%), due primarily to higher OCI and higher income from our investments in equity securities. Adjusted diluted EPS of $1.52 increased by 4.8%, due primarily to higher adjusted net earnings attributable to Altria.
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
Under the FSPTCA and its related regulations, tobacco products are defined as any products made or derived from tobacco or containing nicotine derived from any source and intended for human consumption. Currently, the FDA maintains that the statutory definition of tobacco products does not cover products containing nicotine analogues, which are designed to imitate the effects of nicotine.
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
The FDA’s implementation of the FSPTCA and related regulations and guidance also may have an impact on enforcement efforts by states, territories and localities of their laws and regulations as well as of the State Settlement Agreements. See State Settlement Agreements below.  Such enforcement efforts may adversely affect our operating companies’ abilities to market and sell tobacco products in those states, territories and localities.
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
▪tobacco products that were already on the market and first regulated by the FDA in 2016, including cigars, e-vapor products and oral nicotine pouches that are not Pre-existing Tobacco Products, are generally products for which either an SE report or PMTA needed to be filed by September 9, 2020; and
▪tobacco products containing nicotine from any source other than tobacco (e.g., synthetic nicotine) that were on the market between March 15, 2022 and April 14, 2022 and are not Pre-existing Tobacco Products are generally products for which a manufacturer must have filed a PMTA by May 14, 2022. A manufacturer was permitted to keep such a product on the market until July 13, 2022 provided that a PMTA was filed by May 14, 2022. Thereafter, unless the FDA granted the product a marketing order, the product is subject to possible FDA enforcement.
The FSPTCA requires the FDA to issue a marketing order (either a marketing granted order (“MGO”) or a marketing denial order (“MDO”)) with respect to a PMTA no later than 180 days after receipt of the PMTA. The FSPTCA allows any party that receives an MDO to seek expedited judicial review of the ruling in a federal appellate court within 30 days after the denial. Together, these statutory deadlines for FDA action and judicial review create a structure and timeline for manufacturers seeking to market new products. While it is possible that the FDA may bring an enforcement action relating to commercialized products for which a PMTA has been pending longer than the 180-day review period, we believe that any such enforcement action would conflict with the timing provisions in the FSPTCA and the FDA’s current enforcement policies and guidance. Our operating companies may decide to commercialize products that have not received MGOs from the FDA if the operating company submitted a PMTA with respect to any such product in compliance with the FSPTCA and the FDA failed to issue a marketing order within the statutory review period.
In September 2026, Helix, NJOY and certain of their trade partners filed a lawsuit in the U.S. District Court for the Northern District of Texas claiming that the FDA routinely has failed to comply with its obligation under the FSPTCA to issue marketing orders within the 180-day statutory review period following receipt of a PMTA. Among other relief, plaintiffs have requested that the court order the FDA to adopt a new rule or process under the FSPTCA to facilitate compliance with statutory deadlines for the issuance of marketing orders with respect to PMTAs. In October 2026, the court granted the parties’ request to stay the litigation to permit the FDA to engage in rulemaking to address the defects in the current rule identified in the lawsuit.
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
Cigarette and smokeless tobacco products introduced into the market or modified after March 22, 2011 are “Non-Provisional Products” and must apply to receive an MGO from the FDA prior to being offered for sale. MGOs for Non-Provisional Products may be obtained by filing an SE report or a PMTA or using another premarket pathway established by the FDA. PM USA and USSTC may not be able to obtain an MGO for non-provisional products because the FDA may determine that any such product does not meet the statutory requirements for approval.
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
In May 2026, the FDA issued guidance concerning how it intends to enforce premarket review requirements for certain e-vapor and oral nicotine pouch products with pending PMTAs. The guidance indicates that the FDA generally will not prioritize enforcement against e-vapor and oral nicotine pouch products with (i) pending PMTAs that are undergoing scientific review or (ii) pending Supplemental PMTAs for products, other than flavored e-vapor products, that have been accepted and pending for more than 180 days. The guidance further states that the FDA may pursue enforcement on a case-by-case basis. Products that generally will not be eligible for enforcement discretion include products appealing to youth and products that present public health or safety concerns greater than those typically presented by e-vapor or oral nicotine pouch products. In July 2026, several public health organizations challenged the FDA’s May 2026 guidance in the U.S. District Court for the District of Maryland. In October 2026, Helix and NJOY moved to intervene in the litigation in support of the FDA.
Helix submitted PMTAs for on! oral nicotine pouches on the market as of August 2016 in May 2020, PMTAs for additional on! oral nicotine pouches in September 2024, PMTAs for on! PLUS oral nicotine pouches in tobacco, mint and wintergreen flavors in June 2024 and PMTAs for on! PLUS oral nicotine pouches in additional flavors in November 2025 and June 2026. In September 2025, the FDA launched a pilot program intended to increase efficiency and streamline the review process for PMTAs for select oral nicotine pouch products. In December 2025, the FDA issued MGOs with respect to on! PLUS oral nicotine pouches in tobacco, mint and wintergreen flavors in 6 mg and 9 mg nicotine levels. In August 2026, the FDA issued MGOs with respect to on! oral nicotine pouches in autumn spice, rich berry and cappuccino flavors in 2 mg and 4 mg nicotine levels. As of October 26, 2026, the FDA has not issued a marketing order with respect to any other on! or on! PLUS product.
In June 2023, we gained full global ownership of NJOY’s e-vapor product portfolio, including NJOY ACE, a pod-based e-vapor product with MGOs from the FDA, including for tobacco flavor variants, and NJOY Daily, which also has MGOs for tobacco flavor variants. In June 2024, NJOY received MGOs with respect to two NJOY ACE menthol products and two NJOY Daily menthol products. NJOY ACE is subject to ITC exclusion and cease-and-desist orders prohibiting importation and sale in the United States. NJOY Daily is not subject to these orders. See Note 12.
As of October 26, 2026, Middleton has received MGOs or exemptions that cover over 99% of its cigar product volume.
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
In January 2025, the U.S. District Court for the Eastern District of Texas found in favor of cigarette manufacturers that had challenged the final rule on the basis that the FDA exceeded its statutory authority by requiring cigarette packaging and advertising to contain 11 specific warnings when it only had the authority to require nine. In its ruling, the court granted a preliminary injunction staying the FDA’s enforcement of the rule against all cigarette manufacturers pending further litigation. In March 2025, the FDA appealed that decision to the U.S. Court of Appeals for the Fifth Circuit. In August 2026, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s order, holding that the FDA likely exceeded its statutory authority, and granted postponement of the final rule’s effective date pending further litigation.
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
▪Underage Access and Use of Nicotine Products: We have engaged with the FDA on the need to address underage access to and use of nicotine products and have reaffirmed to the FDA our ongoing and long-standing commitment to preventing underage use. For example, we advocated raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels to further address underage use, which is now federal law. We continue to advocate in states that have not yet raised the minimum legal age to purchase all tobacco products to 21.
▪E-Vapor Products: As of October 26, 2026, many manufacturers of menthol and other flavored e-vapor products have received MDOs for failure to provide sufficiently strong product-specific scientific evidence to demonstrate that the benefits of their products to adult smokers overcome the risks that their products pose to youth. The FDA has communicated in these MDOs that e-vapor products with non-tobacco flavors present unique questions relevant to the FDA’s “Appropriate for the Protection of Public Health” standard and that successful applications require strong, product-specific evidence. This perspective is reflected in the FDA’s May 2026 guidance regarding how it intends to enforce premarket review requirements for certain e-vapor and oral nicotine pouch products with pending PMTAs. A number of manufacturers are challenging the MDOs for their products. In January 2024, the U.S. Court of Appeals for the Fifth Circuit ruled that the FDA had unlawfully changed its position with respect to the information required to obtain an MGO. In April 2025, the U.S. Supreme Court vacated the U.S. Court of Appeals for the Fifth Circuit’s determination, concluding that manufacturers had been given fair notice of the PMTA requirements, and remanded the case for further review. Other U.S. Courts of Appeals have upheld adverse FDA determinations.
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
Although the FDA, in conjunction with other federal entities, has increased enforcement activity in certain areas, insufficient actions against manufacturers, distributors and retailers of tobacco products requiring FDA review for which no PMTA has been submitted have allowed such products to proliferate on the market. In addition, the FDA’s failure to clearly define product pathways and issue marketing orders within the statutory review period has resulted in a market with few authorized smoke-free products available to adult nicotine consumers.
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
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and October 26, 2026, the weighted-average state cigarette excise tax increased from $0.36 to $2.02 per pack. As of October 26, 2026, one state (Utah) has enacted legislation increasing cigarette excise taxes in 2026, and various increases are under consideration or have been proposed.
Many states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. We support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of October 26, 2026, the federal government, 24 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST.
An increasing number of states and localities are proposing excise taxes on e-vapor products and oral nicotine pouches. As of October 26, 2026, 37 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 21 states and the District of Columbia have enacted legislation to tax oral nicotine pouches.
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
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of October 26, 2026, 182 countries, as well as the European Union, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
State Settlement Agreements
As discussed in Note 12, PM USA and other major domestic cigarette manufacturers have entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. Higher rates of inflation can increase our financial liability under the State Settlement Agreements as the State Settlement Agreements’ inflation calculations require us to apply the higher of 3% or the U.S. Bureau of Labor Statistics’ Consumer Price Index for All Urban Consumers (“CPI-U”) percentage rate as published in January of each year. As of December 2025, the applicable percentage rate was approximately 2.7% based on the latest CPI-U data. We will continue to monitor the impact of increased inflation on the macroeconomic environment and our businesses.
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
USSTC has entered into the Smokeless Tobacco Master Settlement Agreement (the “STMSA”) with the attorneys general of various states and United States territories to resolve the remaining health care cost reimbursement cases initiated against USSTC. The STMSA required USSTC to adopt various marketing and advertising restrictions. USSTC is the only smokeless tobacco manufacturer to sign the STMSA.
Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings, (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products and (v) requires manufacturers of e-vapor products to certify that they are in compliance with FDA requirements to be allowed to sell in the state. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. As of October 26, 2026, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, New York, Rhode Island and Utah) and the District of Columbia have passed such legislation. New York exempts certain products that have received FDA market authorization through the PMTA pathway. The legislation in the State of California bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen. The State of Maryland banned e-vapor product flavors other than tobacco and menthol through Maryland Department of Assessments and Taxation rulemaking.
The States of Indiana, Massachusetts and Utah passed legislation capping the amount of nicotine in e-vapor products. As of October 26, 2026, legislation relating to this issue is pending in one other state.
In September 2026, the State of California enacted legislation banning the manufacture and import of single-use, battery-powered e-vapor products effective January 2027 and the retail sale of such products effective January 2028.
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
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: After a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. As of October 26, 2026, 44 states, the District of Columbia and Puerto Rico have enacted laws increasing the legal age to purchase tobacco products to 21. Although an increase in the minimum age to purchase tobacco products may have a negative impact on our operating companies’ sales volumes, we support and advocate for raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels.
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
▪Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. For example, we are, or have been, subject to a number of governmental investigations with respect to our former investment in JUUL, which we divested in March 2023, including the following: (i) the U.S. Federal Trade Commission issued a Civil Investigative Demand to us while conducting its antitrust review of our former investment in JUUL; (ii) the U.S. Securities and Exchange Commission commenced an investigation relating to our acquisition, disclosures and accounting controls in connection with the JUUL investment; and (iii) the New York State Office of the Attorney General and the Commonwealth of Massachusetts Office of the Attorney General, separately, issued independent subpoenas to us seeking documents relating to our former investment in and provision of services to JUUL.
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
Prohibitionist policies, such as California’s ban on the sale of flavored tobacco products, can have unintended negative consequences, including the proliferation of counterfeit and unregulated products. We actively engage with regulators, state and federal lawmakers, our trade partners and other stakeholders to bring awareness to these issues. When appropriate, we also take legal action to protect our FDA-authorized e-vapor product business, such as the lawsuit we filed in federal court in California against manufacturers, distributors and retailers of illicit e-vapor products, which we settled in October 2025. Pursuant to the terms of the settlement, a foreign manufacturer and certain domestic distributors of illicit disposable e-vapor devices are prohibited from selling or shipping flavored e-vapor products to consumers, retailers, wholesalers or distributors located in the State of California and from selling or shipping such products to anyone if they have actual knowledge that the products will ultimately be resold or reshipped to consumers in the State of California.
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
We have implemented and continue to implement various strategies to help secure sufficient supplies of raw materials, ingredients and component parts for production, including maintaining inventory levels of certain tobacco varieties that cover several years, purchasing raw materials, ingredients and component parts from disperse geographic regions throughout the world and entering into long-term contracts with some of our tobacco growers and direct material suppliers. To date, the impact on us of changes in the price, availability and quality of tobacco, other raw materials, ingredients and component parts has not been material. However, the effects of current geopolitical and macroeconomic conditions (including tariffs, inflation, high interest rates, labor shortages, supply and demand imbalances and international armed conflicts) on prices, availability and quality of such items may continue, which could have a material adverse effect on our business, results of operations, cash flows or financial position.
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

Operating Results
Smokeable Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our smokeable products segment:

	Operating Results
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Net revenues	$15,582	$15,366	1.4%	$5,432	$5,387	0.8%
Excise taxes	(2,050)	(2,299)		(670)	(797)
Revenues net of excise taxes	$13,532	$13,067		$4,762	$4,590

Reported OCI	$8,668	$8,341	3.9%	$3,053	$2,942	3.8%
NPM Adjustment Items	(4)	(2)		—	(2)
Asset impairment, exit and implementation costs	17	38		3	12
Tobacco and health and certain other litigation items	85	44		16	4
Adjusted OCI	$8,766	$8,421	4.1%	$3,072	$2,956	3.9%

Reported OCI margins (1)	64.1%	63.8%	0.3 pp	64.1%	64.1%	0.0 pp
Adjusted OCI margins (1)	64.8%	64.4%	0.4 pp	64.5%	64.4%	0.1 pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Net revenues, which include excise taxes billed to customers, increased $216 million (1.4%), due primarily to higher pricing ($929 million), which includes higher promotional investments, partially offset by lower shipment volume and a higher percentage of discount shipment volume relative to premium (“volume/cigarette mix”) ($729 million).
Reported OCI increased $327 million (3.9%), due primarily to higher pricing, which includes higher promotional investments, and higher refunds of taxes and duties paid on imported cigarettes ($182 million), partially offset by volume/cigarette mix ($580 million), higher manufacturing costs ($150 million) and higher tobacco and health and certain other litigation items ($41 million).
Adjusted OCI increased $345 million (4.1%), due primarily to higher pricing, which includes higher promotional investments, and higher refunds of taxes and duties paid on imported cigarettes, partially offset by volume/cigarette mix and higher manufacturing costs.
Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Net revenues, which include excise taxes billed to customers, increased $45 million (0.8%), due primarily to higher pricing ($290 million), which includes higher promotional investments, partially offset by volume/cigarette mix ($254 million).
Reported and adjusted OCI increased $111 million (3.8%) and $116 million (3.9%), respectively, due primarily to higher pricing, which includes higher promotional investments, and higher refunds of taxes and duties paid on imported cigarettes ($104 million), partially offset by volume/cigarette mix ($199 million) and higher costs ($80 million), consisting primarily of manufacturing costs.

Shipment Volume and Retail Share Results
The following table summarizes our smokeable products segment’s shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(sticks in millions)	2026	2025	Change	2026	2025	Change
Cigarettes:
Marlboro	38,673	41,671	(7.2)%	13,324	14,235	(6.4)%
Other premium	1,976	2,141	(7.7)%	697	744	(6.3)%
Discount	4,497	2,650	69.7%	1,704	1,213	40.5%
Total domestic cigarettes (1)	45,146	46,462	(2.8)%	15,725	16,192	(2.9)%
Cigars:
Black & Mild	1,362	1,335	2.0%	456	452	0.9%
Other	2	2	—%	1	1	—%
Total cigars	1,364	1,337	2.0%	457	453	0.9%
Total domestic smokeable products	46,510	47,799	(2.7)%	16,182	16,645	(2.8)%

Contract manufactured export cigarettes (2)	2,941	786	100%+	1,595	311	100%+
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
The following table summarizes our domestic cigarettes retail share performance:

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2026	2025	Percentage Point Change	2026	2025	Percentage Point Change
Cigarettes:
Marlboro	39.5%	40.9%	(1.4)	39.5%	40.5%	(1.0)
Other premium	2.1	2.2	(0.1)	2.1	2.2	(0.1)
Discount	4.0	2.1	1.9	4.1	2.7	1.4
Total cigarettes	45.6%	45.2%	0.4	45.7%	45.4%	0.3
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
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 2.8%, driven primarily by the industry’s decline rate (impacted by the continued discretionary income pressures on adult nicotine consumers), partially offset by trade inventory movements and retail share gains. When adjusted for trade inventory movements, our smokeable products segment domestic cigarette shipment volume decreased by an estimated 4%. When adjusted for trade inventory movements, total domestic cigarette industry volume decreased by an estimated 5%.

Marlboro’s retail share of the premium segment was 59.7%, an increase of 0.1 share point.
Total cigarettes industry discount category retail share was 33.8%, an increase of 2.4 share points, due primarily to continued discretionary income pressures on adult nicotine consumers.
Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
Our smokeable products segment’s reported domestic cigarettes shipment volume decreased 2.9%, driven primarily by the industry’s decline rate (impacted by the continued discretionary income pressures on adult nicotine consumers), partially offset by trade inventory movements and retail share gains. When adjusted for trade inventory movements, our smokeable products segment domestic cigarette shipment volume decreased by an estimated 4%. When adjusted for trade inventory movements, total domestic cigarette industry volume decreased by an estimated 5%.
Marlboro’s retail share of the total cigarette category was 39.5%, a decrease of 1.0 share point versus the prior year and unchanged sequentially. Marlboro’s retail share of the premium segment was 60.0%, an increase of 0.3 share points versus the prior year and 0.4 share points sequentially.
Total cigarettes industry discount category retail share was 34.1%, an increase of 2.0 share points versus the prior year and 0.3 share points sequentially, due primarily to continued discretionary income pressures on adult nicotine consumers.
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
In addition:
▪Effective October 18, 2026, PM USA increased the list price of Marlboro (excluding Mainline Menthol and 72s Menthol) and L&M by $0.17 per pack. PM USA also increased the list price of all its other premium cigarette brands by $0.22 per pack.

Oral Tobacco Products Segment
Financial Results
The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for our oral tobacco products segment:

	Operating Results
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Net revenues	$2,070	$2,096	(1.2)%	$688	$689	(0.1)%
Excise taxes	(66)	(74)		(21)	(24)
Revenues net of excise taxes	$2,004	$2,022		$667	$665

Reported OCI	$1,250	$1,390	(10.1)%	$434	$459	(5.4)%
Asset impairment, exit and implementation costs	89	5		9	1
Adjusted OCI	$1,339	$1,395	(4.0)%	$443	$460	(3.7)%

Reported OCI margins (1)	62.4%	68.7%	(6.3) pp	65.1%	69.0%	(3.9) pp
Adjusted OCI margins (1)	66.8%	69.0%	(2.2) pp	66.4%	69.2%	(2.8) pp
(1) Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Net revenues, which include excise taxes billed to customers, decreased $26 million (1.2%), due primarily to lower shipment volume ($140 million), partially offset by higher pricing ($121 million), which includes higher promotional investments.
Reported OCI decreased $140 million (10.1%), due primarily to lower shipment volume ($122 million), 2026 costs related to the USSTC Facilities Consolidation ($87 million) and higher costs ($42 million), partially offset by higher pricing, which includes higher promotional investments.
Adjusted OCI decreased $56 million (4.0%), due primarily to lower shipment volume and higher costs, partially offset by higher pricing, which includes higher promotional investments.
Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Net revenues, which include excise taxes billed to customers, were essentially unchanged as lower shipment volume ($41 million) was offset by higher pricing ($43 million), which includes higher promotional investments.
Reported OCI decreased $25 million (5.4%), due primarily to lower shipment volume ($35 million), higher costs ($19 million) and 2026 costs related to the USSTC Facilities Consolidation ($9 million), partially offset by higher pricing, which includes higher promotional investments.
Adjusted OCI decreased $17 million (3.7%), due primarily to lower shipment volume and higher costs, partially offset by higher pricing, which includes higher promotional investments.

Shipment Volume and Retail Share Results
The following table summarizes our oral tobacco products segment’s shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(cans in millions)	2026	2025	Change	2026	2025	Change
Copenhagen	245.6	274.4	(10.5)%	79.8	88.8	(10.1)%
Skoal	84.5	96.6	(12.5)%	27.1	31.0	(12.6)%
on!	143.9	133.6	7.7%	47.8	42.2	13.3%
Other	48.2	47.6	1.3%	15.9	16.2	(1.9)%
Total oral tobacco products	522.2	552.2	(5.4)%	170.6	178.2	(4.3)%
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
The following table summarizes our oral tobacco products segment’s retail share performance:

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2026	2025	Percentage Point Change	2026	2025	Percentage Point Change
Copenhagen	13.1%	15.7%	(2.6)	12.6%	14.6%	(2.0)
Skoal	5.1	6.0	(0.9)	4.8	5.5	(0.7)
on!	8.2	8.4	(0.2)	8.3	8.2	0.1
Other	2.2	2.4	(0.2)	2.2	2.3	(0.1)
Total oral tobacco products	28.6%	32.5%	(3.9)	27.9%	30.6%	(2.7)
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
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Our oral tobacco products segment’s reported domestic shipment volume decreased 5.4%, driven primarily by retail share losses and trade inventory movements, partially offset by the industry’s growth rate and other factors. When adjusted for trade inventory movements, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 5%.
Total oral tobacco products category industry volume increased by an estimated 5.5% over the six months ended September 30, 2026, driven primarily by growth in oral nicotine pouches, partially offset by declines in MST volumes.
Our oral tobacco products segment’s retail share was 28.6%, a decrease of 3.9 share points due primarily to share declines for MST products.
The U.S. nicotine pouch category grew to 59.8% of the U.S. oral tobacco category, an increase of 7.6 share points. on!’s share of the nicotine pouch category was 13.8%, a decrease of 2.3 share points.

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Our oral tobacco products segment’s reported domestic shipment volume decreased 4.3%, driven primarily by retail share losses and other factors, partially offset by the industry’s growth rate and trade inventory movements. When adjusted for trade inventory movements, our oral tobacco products segment’s reported domestic shipment volume decreased by an estimated 5%.
Our oral tobacco products segment’s retail share was 27.9%, a decrease of 2.7 share points versus the prior year due primarily to share declines for MST products, and a decrease of 1.1 share points sequentially.
Total U.S. oral tobacco category share for on! nicotine pouches was 8.3%, an increase of 0.1 share point versus the prior year and a decrease of 0.3 share points sequentially.
The U.S. nicotine pouch category grew to 61.2% of the U.S. oral tobacco category, an increase of 5.8 share points versus the prior year and 1.3 share points sequentially. on!’s share of the nicotine pouch category was 13.5%, a decrease of 1.3 share points versus the prior year and a decrease of 0.9 share points sequentially.
Pricing Actions
USSTC and Helix executed the following pricing actions during 2026 and 2025:
▪Effective August 18, 2026, USSTC increased the list price on its Copenhagen popular price products, Skoal and Red Seal brands by $0.10 per can and on the balance of its Copenhagen brands by $0.12 per can. USSTC also increased the list price on its Husky brands by $0.08 per can.
▪Effective August 18, 2026, Helix increased the list price on its on! brand by $0.20 per can.
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
Liquidity and Capital Resources
We are a holding company that is primarily dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements. Our access to the operating cash flows of our subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans. At September 30, 2026, our significant subsidiaries were not limited by contractual obligations in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, we receive cash dividends on our interest in ABI and will continue to do so as long as we hold shares in ABI and ABI pays dividends.
At September 30, 2026, we had $2.7 billion of cash and cash equivalents. In addition to having access to the operating cash flows of our subsidiaries, our capital resources include access to credit markets in the form of commercial paper, availability under our $3.0 billion senior unsecured 5-year revolving credit agreement (“Credit Agreement”), which we use for general corporate purposes, and access to credit markets through the issuance of long-term senior unsecured notes. For additional information, see Capital Markets and Other Matters below.
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

At September 30, 2026, the credit ratings and outlook for our indebtedness by major credit rating agencies were:

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
At September 30, 2026, we had availability under our Credit Agreement for borrowings of up to an aggregate principal amount of $3.0 billion, and we were in compliance with the covenants in our Credit Agreement. We monitor the credit quality of our bank group and do not know of any potential non-performing credit provider in that group. For further discussion on borrowing arrangements, see Note 10. Debt (“Note 10”).
Long-Term Debt - At September 30, 2026 and December 31, 2025, our total long-term debt was $24.1 billion and $25.7 billion, respectively. In September 2026, we repaid in full at maturity our 2.625% senior unsecured notes in the aggregate principal amount of $0.5 billion. In addition, in February 2026, we repaid in full at maturity our 4.400% senior unsecured notes in the aggregate principal amount of approximately $1.1 billion. For further discussion of long-term debt, see Note 10.
At September 30, 2026, our debt-to-Consolidated net earnings and debt-to-Consolidated EBITDA ratios were calculated as follows:

For the Twelve Months Ended September 30, 2026 (1)
(in millions)
Consolidated net earnings	$8,112
Interest and other debt expense, net	1,087
Provision for income taxes	2,479
Depreciation and amortization	226
EBITDA	11,904
(Income) loss from investments in equity securities and noncontrolling interest, net	(595)
Dividends from less than 50% owned affiliates	213
Asset impairment and exit costs	999
Impairment of goodwill	285
Consolidated EBITDA	$12,806

Current portion of long-term debt (2)	$1,175
Long-term debt (2)	22,886
Debt	$24,061

Debt / Consolidated net earnings	3.0
Debt / Consolidated EBITDA	1.9
(1) Calculated for the four most recent fiscal quarters.
(2) Balance at September 30, 2026.
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
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year are generally paid in April of the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. We paid approximately $2.6 billion and $2.9 billion for the nine months ended September 30, 2026 and 2025, respectively, in connection with the State Settlement Agreements and FDA user fees, primarily all of which was paid in the second quarter of each period. We recorded $2.4 billion and $2.5 billion of charges to cost of sales for the nine months ended September 30, 2026 and 2025, respectively, and $0.8 billion and $0.9 billion of charges to cost of sales for the three months ended September 30, 2026 and 2025, respectively, in connection with the State Settlement Agreements and FDA user fees. The payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including inflation, operating income, market share and volume. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results. For further discussion on the potential impact of inflation on future payments, see Operating Results by Business Segment - Business Environment - State Settlement Agreements above.
Litigation-Related Deposits and Payments - Litigation is subject to uncertainty, and an adverse outcome or settlement of litigation could have a material adverse effect on our results of operations, cash flows or financial position in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 12.
Equity and Dividends
During the first nine months of 2026 and 2025, we paid dividends of $5,330 million and $5,175 million, respectively, an increase of 3.0%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares we repurchased under our share repurchase program.
In August 2026, our Board of Directors (“Board”) approved a 4.7% increase in the quarterly dividend rate to $1.11 per share of our common stock versus the previous rate of $1.06 per share. Our current annualized dividend rate is $4.44 per share. We have a progressive dividend goal targeting mid-single digits dividend growth annually through 2028. Future dividend payments remain subject to the discretion of our Board.
For further discussion of our share repurchase programs, see Note 13. Additional Financial Statement Information - Share Repurchases and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.
Financial Review
Cash Provided by/Used in Operating Activities
During the first nine months of 2026, net cash provided by operating activities was $6,151 million compared with $6,019 million during the first nine months of 2025. This increase was due primarily to lower payments for State Settlement Agreements and excise taxes and higher net revenues in our smokeable products segment, partially offset by higher payments for income taxes.
We had a working capital deficit at September 30, 2026 and December 31, 2025, and believe we have the ability to fund working capital deficits with cash provided by operating activities, borrowings under our Credit Agreement and access to the credit and capital markets.
Cash Provided by/Used in Investing Activities
During the first nine months of 2026, net cash used in investing activities was $275 million compared with $139 million during the first nine months of 2025. This increase was due primarily to investments in our manufacturing capabilities and innovative products.
Cash Provided by/Used in Financing Activities
During the first nine months of 2026, net cash used in financing activities was $7,657 million compared with $5,542 million during the first nine months of 2025. This increase was due primarily to issuances of long-term debt in 2025 and higher dividends paid on our common stock.
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

Summarized Balance Sheets
(in millions of dollars)

	Parent		Guarantor
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Assets
Due from Non-Guarantor Subsidiaries	$—	$—	$347	$347
Other current assets	2,678	4,394	1,526	871
Total current assets	$2,678	$4,394	$1,873	$1,218

Due from Non-Guarantor Subsidiaries	$6,561	$6,561	$—	$—
Other assets	9,010	8,394	1,080	1,195
Total non-current assets	$15,571	$14,955	$1,080	$1,195

Liabilities
Due to Non-Guarantor Subsidiaries	$3,660	$3,950	$1,220	$1,140
Other current liabilities	3,742	4,329	3,584	3,628
Total current liabilities	$7,402	$8,279	$4,804	$4,768

Total non-current liabilities	$24,743	$25,785	$678	$607

Summarized Statements of Earnings (Losses)
(in millions of dollars)

	For the Nine Months Ended September 30, 2026
	Parent (1)	Guarantor (2)
Net revenues	$—	$14,574
Gross profit	—	9,063
Net earnings (losses)	(331)	6,140
(1) For the nine months ended September 30, 2026, net earnings (losses) include $276 million of intercompany interest income from non-guarantor subsidiaries and $285 million of interest expense from non-guarantor subsidiaries.
(2) For the nine months ended September 30, 2026, net earnings (losses) include $177 million of intercompany interest income from non-guarantor subsidiaries.
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
▪disruption and uncertainty in the credit and capital markets, including the risk of losing access to these markets;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The fair value of our long-term debt, all of which is fixed-rate debt, is subject to fluctuations resulting primarily from changes in market interest rates. The fair value of our long-term debt and the change in fair value based on a 1% increase or decrease in market interest rates were as follows:

(in billions)	September 30, 2026	December 31, 2025
Fair value	$21.0	$24.3
Decrease in fair value from a 1% increase in market interest rates	1.5	1.8
Increase in fair value from a 1% decrease in market interest rates	1.7	2.1
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2025, our Board authorized a $1.0 billion share repurchase program. In October 2025, the Board authorized a $1.0 billion expansion of this program to $2.0 billion, which was set to expire on December 31, 2026 (as expanded, “January 2025 share repurchase program”). In October 2026, our Board authorized a $1.0 billion expansion of this program, which now expires on December 31, 2027. Share repurchases depend on marketplace conditions and other factors, and the program remains subject to the discretion of our Board.
Our share repurchase activity for each of the three months in the period ended September 30, 2026, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1-31, 2026	—	$—	—	$664,941,491
August 1-31, 2026	887,264	$64.83	886,300	$607,488,077
September 1-30, 2026	4,951,632	$69.18	4,951,632	$264,941,547
	5,838,896	$68.52	5,837,932
(1) The total number of shares purchased includes (a) shares purchased under the January 2025 share repurchase program and (b) shares withheld by Altria in an amount equal to the statutory withholding taxes for vested stock-based awards previously granted to eligible employees (which totaled 964 in August).
Item 5. Other Information
During the quarter ended September 30, 2026, none of our directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags. Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
October 29, 2026